Form 10-Q
period 2012-09-30
Eaton Corp Ltd
filed 2012-11-14
CIK 1551182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012
Commission file number 333-182303

EATON CORPORATION LIMITED
(Exact name of registrant as specified in its charter)

Ireland	98-1059235
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

70 Sir John Rogerson’s Quay, Dublin 2, Ireland	—
(Address of principal executive offices)	(Zip Code)

(216) 523-5000
(Registrant's telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 100 Ordinary Shares outstanding as of September 30, 2012.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
ITEM 6. EXHIBITS
SIGNATURES
Exhibit Index
EX-3
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

EATON CORPORATION LIMITED
CONSOLIDATED STATEMENTS OF INCOME

(In U.S. dollars)	Three months ended September 30, 2012	May 10, 2012 (date of incorporation) to September 30, 2012
Net sales	$—	$—

Operating expenses	—	7,690
Unrealized foreign exchange loss-net	149	67
Loss before income taxes	(149)	(7,757)
Income tax expense	—	—
Net loss	$(149)	$(7,757)

The accompanying notes are an integral part of these consolidated financial statements.

EATON CORPORATION LIMITED
CONSOLIDATED BALANCE SHEET

(In U.S. dollars)	September 30, 2012
Assets
Current assets
Cash	$23,273
Deferred costs for future issuance of Ordinary Shares	4,753,075
Total assets	$4,776,348

Liabilities and shareholders’ deficit
Current liabilities
Payable to Eaton Corporation	$4,753,075
Loan payable to Matsack - shareholder	31,028
Total current liabilities	4,784,103

Shareholders’ deficit
Ordinary Shares	1
Additional paid-in capital	1
Accumulated deficit	(7,757)
Total shareholders' deficit	(7,755)
Total liabilities and shareholders' deficit	$4,776,348

The accompanying notes are an integral part of these consolidated financial statements.

EATON CORPORATION LIMITED
CONSOLIDATED STATEMENT OF CASH FLOWS

(In U.S. dollars)	May 10, 2012 (date of incorporation) to September 30, 2012
Operating activities
Net loss	$(7,757)
Adjustments to reconcile to net cash used in operating activities
Payable to Eaton Corporation	4,753,075
Deferred costs for future issuance of Ordinary Shares	(4,753,075)
Unrealized foreign exchange loss-net	67
Net cash used in operating activities	(7,690)

Financing activities
Proceeds from sale of Ordinary Shares of ECL to Matsack	1
Proceeds from sale of Ordinary Shares of Abeiron II Limited to Matsack	1
Proceeds from loan payable to Matsack - shareholder	30,761
Net cash provided by financing activities	30,763

Effect of foreign exchange rate changes on cash	200
Total increase in cash	23,273
Cash at the beginning of the period	—
Cash at the end of the period	$23,273

The accompanying notes are an integral part of these consolidated financial statements.

EATON CORPORATION LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Amounts are in U.S. dollars.

Note 1.	BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Eaton Corporation Limited ("ECL" or "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are necessary for a fair presentation of the consolidated financial statements for the interim periods.
The interim period results are not necessarily indicative of the results to be expected for the full year. Management has evaluated subsequent events through the date this Form 10-Q was filed with the SEC.

Note 2.	GENERAL INFORMATION
ECL is a private limited company incorporated in Ireland on May 10, 2012, initially under the name Abeiron Limited for the purpose of facilitating the acquisition by Eaton Corporation ("Eaton") of Cooper Industries plc ("Cooper"). The principal activity of ECL is an investment holding company and as of September 30, 2012 it directly owns Abeiron II Limited, which wholly owns Turlock B.V., Eaton Inc., and Turlock Corporation, all of which are described below.
On May 21, 2012, Eaton reached an agreement to acquire Cooper (the "Transaction"). Cooper is incorporated in Ireland and is a diversified global manufacturer of electrical components and tools with sales of $5.4 billion for 2011. At the close of the Transaction, Eaton and Cooper will be combined under ECL. The total consideration to be received by Cooper shareholders in the Transaction is comprised of both cash and equity and has a value of approximately $12.9 billion based on the closing share price of Eaton common stock of $50.49 on November 5, 2012. Based on the terms of the Transaction agreement, the purchase consideration entitles the holder of each ordinary share of Cooper to receive from ECL $39.15 and 0.77479 of an ECL ordinary share. At the close of the Transaction, the former shareholders of Eaton and Cooper are expected to own approximately 73% and 27% of ECL, respectively. The Transaction was approved by shareholders of both companies on October 26, 2012, and is subject to receipt of certain regulatory approvals and other customary conditions. The Transaction is expected to close in the fourth quarter of 2012.
Prior to Eaton and Cooper entering into the Transaction agreement, the following entities were formed or acquired by representatives of Eaton for the purpose of facilitating the Transaction and have not conducted any unrelated activities:

•	ECL

•	Abeiron II Limited: a private limited company incorporated in Ireland initially under the name of Comdell Limited

•	Turlock B.V.: a private limited liability company incorporated in the Netherlands initially under the name Wesbar Installatietechniek B.V.

•	Eaton Inc.: an Ohio corporation

•	Turlock Corporation: an Ohio corporation
The consolidated balance sheet of ECL includes the accounts of ECL and its direct and indirect subsidiaries listed above. Intercompany transactions and balances have been eliminated.
Items included in these financial statements are measured using the currency of the primary economic environment in which ECL operates (the "functional currency"). The financial statements are presented in United States dollars, which is ECL's functional currency.

Note 3.	DEBT
On May 21, 2012, Turlock Corporation, an indirect wholly owned subsidiary of the Company, and the Company as guarantor, entered into a 364-day bridge facility totaling $6.75 billion related to financing the cash portion of the acquisition of Cooper. The bridge facility will be available in a single draw on the acquisition closing date. At the Company's discretion, the interest rate on the bridge facility may initially be set at either a LIBOR-based rate plus a margin of 1.25%, with increases in margin every 90 days to a maximum margin of 2.50%, or an Alternate Base Rate (ABR) plus the margin for LIBOR loans at any time minus 1.00%. The ABR is the highest of (a) Prime Rate (as published in the Wall Street Journal), (b) the Federal Funds rate plus 0.50%, and (c) one-month LIBOR plus 1.00%. Pursuant to a separate agreement, Eaton is responsible for any fees related to the bridge facility. The bridge facility allows for voluntary prepayment at any time without a premium or penalty. Upon the closing of the acquisition, it is contemplated that certain of the Company's direct and indirect subsidiaries (including both Eaton and Cooper subsidiaries) will guarantee the bridge facility. It is also contemplated that, upon the closing of the acquisition, the Company and the same subsidiaries that will guarantee the bridge facility will also guarantee Eaton's obligations under its existing credit facilities, substantially all existing term debt, term debt issued to finance the acquisition, as well as Cooper's existing term debt. The bridge facility contains customary events of default, the occurrence of which may accelerate the payment of interest and principal amounts outstanding. The bridge facility is subject to certain customary affirmative and negative covenants.

Note 4.	RELATED PARTY TRANSACTIONS
Matsack Nominees Limited (Matsack), a shareholder of ECL, has an $82,741 (€64,000) Euro denominated non-interest bearing loan payable on demand to Eaton.
ECL has a $31,028 (€24,000) Euro denominated non-interest bearing loan payable on demand to Matsack.
ECL's initial investment in 1 Ordinary Share of Abeiron II was recorded at a cost of $1.00, which equaled the par value of $1.00 per share on May 18, 2012, the date the beneficial interest in such share was received from Matsack, based on Matsack's cost to acquire such share on that same date.
On May 19, 2012, the Ordinary Share of Abeiron II was subdivided into 100 shares with a par value of $0.01 per share.
For additional information on related party transactions, see Note 5, Shareholders' Deficit, and Note 7, Subsequent Events.

Note 5.	SHAREHOLDERS' DEFICIT
The changes in Shareholders' deficit follow:

Balance at May 10, 2012 (date of incorporation)	$—

Net loss	(7,757)
Other comprehensive (loss) income	—
Total comprehensive (loss) income	(7,757)
Proceeds from sale of Ordinary Shares of ECL to Matsack	1
Proceeds from sale of Ordinary Shares of Abeiron II Limited to Matsack	1
Balance at September 30, 2012	$(7,755)

The components of ECL's authorized and outstanding shares as of September 30, 2012 follow:

Authorized
750,000,000 Ordinary Shares, $0.01 par value	$7,500,000
40,000 Deferred Ordinary Shares, €1.00 par value	51,713
$7,551,713

Outstanding
100 Ordinary Shares, $0.01 par value, issued on May 18, 2012 to Matsack and affiliates of Matsack	$1
The holders of Ordinary Shares are entitled to dividends, have voting rights and participate pro rata in the total assets of ECL in the event of its winding up.
ECL incurred $4,753,075 of costs related to the future issuance of Ordinary Shares that were paid by Eaton. These costs were recorded as deferred costs in the Consolidated Balance Sheet and will be reclassified to Additional paid-in capital when ECL issues Ordinary Shares associated with the Transaction. For additional information on the Transaction, see Note 2, General Information.

Note 6.	INCOME TAXES
The corporate income tax rate in Ireland is 12.5%. The net loss for the period ended September 30, 2012 is not deductible for tax purposes, therefore no deferred income taxes have been recorded.

Note 7.	SUBSEQUENT EVENTS
On October 19, 2012, Abeiron II converted all of its Ordinary Shares into Preference Shares and issued 160,200,000 Preference Shares to ECL in exchange for 160,200,000 of ECL's Ordinary Shares. At the same time, Abeiron II issued 1 A Ordinary Share to an affiliate of Matsack.
On October 19, 2012, Abeiron II contributed 160,200,000 of its ECL Ordinary Shares to Turlock B.V., and thereafter, Turlock B.V. contributed 200,000 of such shares to Eaton Inc.
On October 19, 2012, the Directors of ECL authorized the capital of ECL to be increased by the creation of 10,000 A Preferred Shares of $1.00 par value per share.
On October 19, 2012, 10,000 A Preferred Shares of $1.00 par value per share of ECL were issued to Raisa Limited, an affiliate of Matsack. These shares were issued in exchange for $10,000 of legal services provided by Raisa Limited. The A Preferred Shares are non-voting, have the right to receive dividends at twice the dividend paid per Ordinary Share, and Raisa Limited has agreed that the A Preferred Shares are to be subject to call by ECL at par value at any time five years after their issuance.
On October 23, 2012, ECL issued 40,000 Deferred Ordinary Shares at €1.00 par value per share to Matsack for cash of €40,000 ($51,941). The holders of Deferred Ordinary Shares are not entitled to receive dividends or vote. On a return of assets, whether on liquidation or otherwise, the Deferred Ordinary Shares shall entitle the holder to the repayment of the amounts paid up on such shares after repayment of the capital paid up on the Ordinary Shares, plus the payment of $5,000,000 on each of the Ordinary Shares and the holders of the Deferred Ordinary Shares (as such) shall not be entitled to any further participation in the assets or profits of ECL.
On November 9, 2012, ECL received a $5,288,342 capital contribution from Turlock B.V. These funds were borrowed from Eaton at a fixed annual interest rate of 0.22% and mature on February 9, 2013.
On November 12, 2012, the Directors of ECL authorized the capital of ECL to be increased by the creation of 10,000,000 Serial Preferred Shares, par value $0.01 per share.
On November 14, 2012, ECL announced that its indirect subsidiary, Turlock Corporation intends to offer, in a private offering subject to market and other conditions, senior notes (the "Notes") that it intends to use the net proceeds of to fund a portion of the consideration for the proposed acquisition of Cooper. The offering of the Notes is expected to close prior to the consummation of the acquisition. Pending consummation of the acquisition, the net proceeds from this offering will be deposited into an escrow account. If the acquisition is not consummated on or prior to May 21, 2013 for any reason, the proceeds from this offering will be used to redeem the Notes at a redemption price of 101 percent of the aggregate principal amount of the Notes, plus accrued and unpaid interest to, but not including, the redemption date.

Obligations under the Notes will be unsubordinated and unsecured and fully and unconditionally guaranteed (i) upon the closing of the announced offering, by the Company and certain of the Company's subsidiaries, (ii) substantially concurrently with the consummation of the acquisition and release of net proceeds from escrow, by certain subsidiaries of Eaton that will guarantee Eaton's revolving credit facilities and substantially all of Eaton's and Cooper's long-term debt and (iii) within 40 days after the consummation of the acquisition, by Cooper and certain of Cooper's subsidiaries that will guarantee Eaton's revolving credit facilities and substantially all of Eaton's and Cooper's long-term debt.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Amounts are in U.S. dollars.

COMPANY OVERVIEW
ECL is a private limited company incorporated in Ireland on May 10, 2012, initially under the name Abeiron Limited for the purpose of facilitating the acquisition by Eaton Corporation ("Eaton") of Cooper Industries plc ("Cooper"). The principal activity of ECL is an investment holding company and as of September 30, 2012 it directly owns Abeiron II Limited, which wholly owns Turlock B.V., Eaton Inc., and Turlock Corporation, all of which are described in Note 2 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS
The principal activity of ECL is an investment holding company and as of September 30, 2012 it directly owns Abeiron II Limited, which wholly owns Turlock B.V., Eaton Inc., and Turlock Corporation, all of which are described in Note 2 to the Consolidated Financial Statements. As ECL is currently an investment holding company with no products or customers, it does not generate sales revenue.
Loss before income taxes of $149 for the third quarter of 2012 was primarily attributable to the negative impact of foreign currency exchange. Loss before income taxes of $7,757 for the period from May 10, 2012 (date of incorporation) to September 30, 2012 was primarily attributable to corporate organization costs.
The corporate income tax rate in Ireland is 12.5%. The net loss for the period ended September 30, 2012 is not deductible for tax purposes, therefore no deferred income taxes have been recorded.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Financial Condition and Liquidity
On May 21, 2012, Turlock Corporation, an indirect wholly owned subsidiary of the Company, and the Company as guarantor, entered into a 364-day bridge facility totaling $6.75 billion related to financing the cash portion of the acquisition of Cooper. The bridge facility will be available in a single draw on the acquisition closing date. At the Company's discretion, the interest rate on the bridge facility may initially be set at either a LIBOR-based rate plus a margin of 1.25%, with increases in margin every 90 days to a maximum margin of 2.50%, or an Alternate Base Rate (ABR) plus the margin for LIBOR loans at any time minus 1.00%. The ABR is the highest of (a) Prime Rate (as published in the Wall Street Journal), (b) the Federal Funds rate plus 0.50%, and (c) one-month LIBOR plus 1.00%. Pursuant to a separate agreement, Eaton is responsible for any fees related to the bridge facility. The bridge facility allows for voluntary prepayment at any time without a premium or penalty. Upon the closing of the acquisition, it is contemplated that certain of the Company's direct and indirect subsidiaries (including both Eaton and Cooper subsidiaries) will guarantee the bridge facility. It is also contemplated that, upon the closing of the acquisition, the Company and the same subsidiaries that will guarantee the bridge facility will also guarantee Eaton's obligations under its existing credit facilities, substantially all existing term debt, term debt issued to finance the acquisition, as well as Cooper's existing term debt. The bridge facility contains customary events of default, the occurrence of which may accelerate the payment of interest and principal amounts outstanding. The bridge facility is subject to certain customary affirmative and negative covenants.

Agreement to Acquire Cooper
On May 21, 2012, Eaton reached an agreement to acquire Cooper (the "Transaction"). Cooper is incorporated in Ireland and is a diversified global manufacturer of electrical components and tools with sales of $5.4 billion for 2011. At the close of the Transaction, Eaton and Cooper will be combined under ECL. The total consideration to be received by Cooper shareholders in the Transaction is comprised of both cash and equity and has a value of approximately $12.9 billion based on the closing share price of Eaton common stock of $50.49 on November 5, 2012. Based on the terms of the Transaction agreement, the purchase consideration entitles the holder of each ordinary share of Cooper to receive from ECL $39.15 and 0.77479 of an ECL ordinary share. At the close of the Transaction, the former shareholders of Eaton and Cooper are expected to own approximately 73% and 27% of ECL, respectively. The Transaction was approved by shareholders of both companies on October 26, 2012, and is subject to receipt of certain regulatory approvals and other customary conditions. The Transaction is expected to close in the fourth quarter of 2012.
Sources and Uses of Cash Flow
Operating Cash Flow
Net cash used in operating activities was $7,690 in the period from May 10, 2012 (date of incorporation) to September 30, 2012. Operating cash flows in 2012 were impacted primarily by a net loss of $7,757 primarily due to corporate organization costs and deferred costs of $4,753,075 for the future issuance of Ordinary Shares, which were entirely offset by proceeds of $4,753,075 from a payable to Eaton. For additional information on the sale of Ordinary Shares and related payable, refer to Note 5 to the Consolidated Financial Statements.
Financing Cash Flow
Net cash provided by financing activities was $30,763 in the period from May 10, 2012 (date of incorporation) to September 30, 2012. Financing cash flows in 2012 were impacted primarily by $30,761 proceeds from a loan payable to Matsack. For additional information on the loan payable to Matsack, refer to Note 4 to the Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS
This Form 10-Q Report contains forward-looking statements concerning the acquisition of Cooper, ECL's liquidity, performance in 2012 of ECL's worldwide end markets and other matters. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to ECL, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside ECL's control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated delays in closing of, or failure to close, the Cooper acquisition; unanticipated difficulties integrating acquisitions, including, specifically, the Cooper acquisition; new laws and governmental regulations; interest rate changes; tax rate changes or exposure to additional income tax liability currency fluctuations; and unanticipated deterioration of economic and financial conditions in the United States and around the world. ECL does not assume any obligation to update these forward-looking statements.

ITEM 4.	CONTROLS AND PROCEDURES.
      Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act), an evaluation was performed, under the supervision and with the participation of ECL’s management, including Alexander M. Cutler - Chief Executive Officer and President; and Richard H. Fearon - Chief Financial and Planning Officer, of the effectiveness of the design and operation of ECL’s disclosure controls and procedures. Based on that evaluation, management concluded that ECL’s disclosure controls and procedures were effective as of September 30, 2012.
Disclosure controls and procedures are designed to ensure that information required to be disclosed in ECL’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in ECL’s reports filed under the Exchange Act is accumulated and communicated to management, including ECL’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART II — OTHER INFORMATION

ITEM 1A.	RISK FACTORS.
Among the risks that could materially adversely affect ECL's businesses, financial condition or results of operations are the following:
Failure to consummate the acquisition of Cooper by Eaton (the transaction) could negatively impact the share price and the future business and financial results of ECL.
If the transaction is not consummated, ECL will have no operating assets, and the majority of its non-operating assets will become impaired. Under such circumstances, ECL will be insolvent.
If the transaction is completed, ECL may not realize all of the anticipated benefits or those benefits may take longer to realize than expected. Further, ECL's post-transaction leverage and debt service obligations could adversely affect ECL's business.
ECL's ability to realize the anticipated benefits of the transaction will depend, to a large extent, on ECL's ability to integrate the two businesses. The integration process may disrupt the businesses and, if implemented ineffectively, would preclude realization of the full benefits expected. Failure to meet the challenges involved in integrating the two businesses to realize the anticipated benefits of the transaction could cause an interruption of, or a loss of momentum in, the activities of ECL and could adversely affect ECL's results of operations. The difficulties of combining the operations of the companies include, among others:

•	the diversion of management's attention to integration matters;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from combining the business of Cooper with that of Eaton;

•	difficulties in the integration of operations and systems;

•	difficulties in the assimilation of employees;

•	difficulties in managing the expanded operations of a significantly larger and more complex company;

•	challenges in keeping existing customers and obtaining new customers; and

•	challenges in attracting and retaining key personnel.
Many of these factors will be outside of ECL's control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy, which could materially impact the business, financial condition and results of operations of ECL. Further, ECL intends to incur new term debt in excess of $5 billion to pay the cash portion of the transaction purchase price. The degree to which ECL will be leveraged following the transaction could have important consequences to shareholders.
Upon consummation of the transaction, among the risks that could materially adversely affect ECL's businesses, financial condition or results of operations are the following:
Volatility of end markets that Eaton and Cooper (combined, the "Companies") serve.
The Companies' segment revenues, operating results and profitability have varied in the past and may vary from quarter to quarter in the future. Profitability can be negatively impacted by volatility in the end markets that the Companies serve. The Companies have undertaken measures to reduce the impact of this volatility through diversification of the markets they serve and expansion of geographic regions in which they operate. Future downturns in any of the markets could adversely affect revenues, operating results and profitability.
Eaton and Cooper's operating results depend in part on continued successful research, development and marketing of new and/or improved products and services, and there can be no assurance that the Companies will continue to successfully introduce new products and services.
The success of new and improved products and services depends on their initial and continued acceptance by the Companies' customers. The Companies' businesses are affected, to varying degrees, by technological change and corresponding shifts in customer demand, which could result in unpredictable product transitions or shortened life cycles. Eaton or Cooper may experience difficulties or delays in the research, development, production or marketing of new products and services which may prevent the Companies from recouping or realizing a return on the investments required to bring new products and services to market.

Eaton's and Cooper's ability to attract, develop and retain executives and other qualified employees is crucial to the Company's results of operations and future growth.
The Companies depend on the continued services and performance of key executives, senior management and skilled personnel, particularly professionals with experience in the Companies' industries and businesses. ECL cannot be certain that any of these individuals will continue to be employed. A lengthy period of time is required to hire and develop replacement personnel when skilled personnel depart either Eaton or Cooper. An inability to hire, develop and retain a sufficient number of qualified employees could materially hinder the business by, for example, delaying Eaton's or Cooper's ability to bring new products to market or impairing the success of the Companies' operations.
Eaton's and Cooper's operations depend on production facilities throughout the world, many of which are located outside the United States and are subject to greater risks of disrupted production.
The Companies manage businesses with manufacturing facilities worldwide. In the last five years, operations outside the United States have increased significantly in relative size in comparison to their total operations. The Companies' manufacturing facilities and operations could be disrupted by a natural disaster, labor strike, war, political unrest, terrorist activity or public health concerns. Some of Eaton's and Cooper's non-United States manufacturing facilities also may be more susceptible to economic and political upheaval than United States facilities. Any such disruption could cause delays in shipments of products and the loss of sales and customers, and insurance proceeds may not adequately compensate for losses.
If Eaton or Cooper is unable to protect its information technology infrastructure against service interruptions, data corruption, cyber-based attacks or network security breaches, operations could be disrupted or data confidentiality lost.
Eaton and Cooper rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including procurement, manufacturing, distribution, invoicing and collection. These technology networks and systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components, power outages, hardware failures, or computer viruses. In addition, security breaches could result in unauthorized disclosure of confidential information. If these information technology systems suffer severe damage, disruption or shutdown and business continuity plans do not effectively resolve the issues in a timely manner, there could be a negative impact on operating results of the Companies, or ECL or either of the Companies may suffer financial or reputational damage.
Operations and supply sources located outside the United States, particularly emerging markets, are subject to increased risks.
The Companies' operating activities outside the United States contribute significantly to revenues and earnings. Serving a global customer base and remaining competitive in the global market place requires that we place more production in countries other than the United States, including emerging markets, to capitalize on market opportunities and maintain a cost-efficient structure. In addition, we source a significant amount of raw materials and other components from third-party suppliers or majority-owned joint-venture operations in low-cost countries. The Companies' operations outside the United States could be disrupted by a natural disaster, labor strike, war, political unrest, terrorist activity or public health concerns. Operations outside the United States are also subject to certain regulatory and economic uncertainties including trade barriers and restrictions on the exchange and fluctuations of currency. We believe that our operations in certain emerging markets such as China, India and in the Middle East are subject to greater risks related to these political and economic uncertainties as compared to most countries where the Companies have operations.
Eaton and Cooper use a variety of raw materials and components in their businesses, and significant shortages, price increases, or supplier insolvencies could increase operating costs and adversely impact the competitive positions of ECL's products.
Significant shortages could affect the prices Eaton's and Cooper's businesses are charged and the competitive position of their products and services, all of which could adversely affect operating results.
Further, Eaton's and Cooper's suppliers of component parts may increase their prices in response to increases in costs of raw materials that they use to manufacture component parts. As a result, the Companies may not be able to increase prices commensurately with increased costs. Consequently, operating results could be materially and adversely affected.
Finally, while Eaton and Cooper each carefully monitor the viability of each of its suppliers, the recent global economic downturn has had an adverse impact on suppliers' liquidity and solvency. Should one or more material suppliers become insolvent, Eaton or Cooper could be required to pay increased prices for affected raw materials or components, or experience difficulty in replacing the insolvent supplier, either of which could adversely affect operating results.

Eaton or Cooper may be unable to adequately protect their intellectual property rights, which could affect the Companies' ability to compete.
Protecting Eaton's and Cooper's intellectual property rights is critical to their ability to compete and succeed. The Companies own a large number of United States and foreign patents and patent applications, as well as trademark and copyright registrations that are necessary, and contribute significantly, to the preservation of Eaton's and Cooper's competitive positions in various markets. Although management believes that the loss or expiration of any single intellectual property right would not have a material effect on the results of operations or financial position of Eaton or Cooper or their respective business segments, there can be no assurance that any one, or more, of these patents and other intellectual property will not be challenged, invalidated or circumvented by third parties. Eaton and Cooper enter into confidentiality and invention assignment agreements with the employees, and into non-disclosure agreements with suppliers and appropriate customers so as to limit access to and disclosure of proprietary information. These measures may not suffice to deter misappropriation or independent third party development of similar technologies. Moreover, the protection provided to Eaton's and Cooper's intellectual property by the laws and courts of foreign nations may not be as advantageous as remedies available under United States law.
Eaton and Cooper ares subject to litigation and environmental regulations that could adversely impact their businesses.
At any given time, Eaton or Cooper may be subject to litigation, the disposition of which may have a material adverse effect on that company's business, financial condition or results of operations.
Eaton and Cooper participate in markets that are competitive and ECL's results could be adversely impacted by competitors' actions.
Eaton's and Cooper's businesses operate in competitive markets. They compete against other global manufacturers and service providers on the basis of product performance, quality and price, in addition to other factors. While Eaton's and Cooper's product development and quality initiatives have been competitive strengths in the past, actions by competitors could lead to downward pressure on prices and/or a decline in the market share, either of which could adversely affect operating results.

ITEM 6.	EXHIBITS.
Exhibits — See Exhibit Index attached.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON CORPORATION LIMITED
Registrant

Date:	November 14, 2012	By:	/s/ Richard H. Fearon
Richard H. Fearon
Chief Financial and Planning Officer
(On behalf of the Registrant and as Principal Financial Officer)

Eaton Corporation Limited
Third Quarter 2012 Report on Form 10-Q
Exhibit Index

2 (a)	Transaction Agreement and Amendment No. 1 to the Transaction Agreement - Incorporated by reference to the Form S-4, Annex A, filed on June 22, 2012

2 (b)	Amendment No. 2 to the Transaction Agreement - Incorporated by reference to Exhibit 2.1 of the Eaton Corporation Form 8-K Report filed on October 19, 2012

3	Amended Memorandum and Articles of Association — Filed in conjunction with this Form 10-Q Report *

10	Material contracts

(aa) Senior Unsecured Bridge Credit Agreement - Incorporated by reference to Exhibit 10.1 of the Eaton Corporation Form 8-K Report filed on May 24, 2012

31.1	Certification of Chief Executive Officer (Pursuant to Rule 13a-14(a)) — Filed in conjunction with this Form 10-Q Report *

31.2	Certification of Chief Financial Officer (Pursuant to Rule 13a-14(a)) — Filed in conjunction with this Form 10-Q Report *

32.1	Certification of Chief Executive Officer (Pursuant to Rule 13a-14(b) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act) — Filed in conjunction with this Form 10-Q Report *

32.2	Certification of Chief Financial Officer (Pursuant to Rule 13a-14(b) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act) — Filed in conjunction with this Form 10-Q Report *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Label Definition Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
_______________________________

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the three months ended September 30, 2012, (ii) Consolidated Statements of Income for the period from May 10, 2012 (date of incorporation) to September 30, 2012, (iii) Consolidated Balance Sheet at September 30, 2012, (iv) Consolidated Statement of Cash Flows for the period from May 10, 2012 (date of incorporation) to September 30, 2012, and (v) Notes to Consolidated Financial Statements for the period from May 10, 2012 (date of incorporation) to September 30, 2012.
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.