Form 10-K
period 2012-12-31
Eaton Corp plc
filed 2013-02-28
CIK 1551182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended December 31, 2012
Commission file number 000-54863

EATON CORPORATION plc
(Exact name of registrant as specified in its charter)

Ireland	98-1059235
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

70 Sir John Rogerson’s Quay, Dublin 2, Ireland	-
(Address of principal executive offices)	(Zip code)

+1 (440) 523-5000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary Shares ($0.01 par value)	The New York Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2012 was $13.4 billion.
As of January 31, 2013, there were 471.1 million Ordinary Shares outstanding.
Documents Incorporated By Reference
Portions of the Proxy Statement for the 2013 annual shareholders meeting are incorporated by reference into Part III.

Part I		2
Item 1.	Business	2
Item 1A.	Risk Factors	5
Item 1B.	Unresolved Staff Comments	7
Item 2.	Properties	7
Item 3.	Legal Proceedings	7
Item 4.	Mine Safety Disclosures	7
Part II		7
Item 5.	Market for the Registrant's Ordinary Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	7
Item 6.	Selected Financial Data	8
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	8
Item 8.	Financial Statements and Supplementary Data	8
Item 9.	Change in and Disagreements with Accountants on Accounting and Financial Disclosure	8
Item 9A.	Controls and Procedures	8
Item 9B.	Other Information	9
Part III		9
Item 10.	Directors, Executive Officers and Corporate Governance	9
Item 11.	Executive Compensation	10
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	11
Item 13.	Certain Relationships and Related Transactions, and Director Independence	11
Item 14.	Principal Accounting Fees and Services	11
Part IV		11
Item 15.	Exhibits, Financial Statement Schedules	11
SIGNATURES		15
Exhibit Index
EX-10(a)
EX-10(e)
EX-10(i)
EX-10(k)
EX-10(l)
EX-10(m)
EX-10(o)
EX-10(p)
EX-10(w)
EX-10(y)
EX-10(bb)
EX-10(cc)
EX-10(dd)
EX-10(ff)
EX-10(mm)
EX-10(oo)
EX-12
EX-21
EX-23
EX-24
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I

Item 1. Business.
Eaton Corporation plc (Eaton or Company) was incorporated under the laws of Ireland on May 10, 2012, and became the successor registrant to Eaton Corporation on November 30, 2012, in connection with the consummation of the acquisition of Cooper Industries plc (Cooper), which is further described below. Eaton is a diversified power management company providing energy-efficient solutions that help its customers effectively manage electrical, hydraulic and mechanical power. The Company is a global technology leader in electrical products, systems and services for power quality, distribution and control, power transmission, lighting and wiring products; hydraulics components, systems and services for industrial and mobile equipment; aerospace fuel, hydraulics and pneumatic systems for commercial and military use; and truck and automotive drivetrain and powertrain systems for performance, fuel economy and safety. Eaton has approximately 103,000 employees in over 50 countries and sells products to customers in 175 countries.
Eaton electronically files or furnishes reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) to the United States Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy and information statements, as well as any amendments to those reports. As soon as reasonably practicable, these reports are available free of charge through the Company's Internet website at http://www.eaton.com. These filings are also accessible on the SEC's Internet website at http://www.sec.gov.
Acquisitions and Sale of Businesses
Cooper Industries plc
On November 30, 2012, Eaton Corporation acquired Cooper for a purchase price totaling $13,192 million, which consisted of cash totaling $6,543 million and Eaton share consideration valued at $6,649 million.
Cooper is a diversified global manufacturer of electrical products and systems, with brands including Bussmann electrical and electronic fuses; Crouse-Hinds and CEAG explosion-proof electrical equipment; Halo and Metalux lighting fixtures; and Kyle and McGraw-Edison power systems products. Cooper had annual sales of $5,409 million for 2011. Eaton's Consolidated Financial Statements include Cooper's results of operations from November 30, 2012 through December 31, 2012. For segment reporting purposes, Cooper has been identified as a segment at December 31, 2012. Additional information related to the acquisition of Cooper and business segments is presented in Note 2 and Note 14, respectively, of the Notes to the Consolidated Financial Statements.
Eaton's management believes the acquisition of Cooper will provide substantial synergies including, but not limited to, enhanced operational cost efficiencies, incremental revenue opportunities, the acceleration of Eaton’s long-term growth potential through greater exposure to faster growing end markets, increased earnings and cash flow and better access to capital markets as a result of enhanced size and an expanded business line.
Acquisitions of Other Businesses
In 2012, Eaton acquired other businesses in separate transactions for combined net cash purchase prices totaling $604 million. The Consolidated Statements of Income include the results of these businesses from the dates of the transactions. These acquisitions of other businesses and the related annual sales prior to acquisition are summarized below:

Acquired businesses	Date of transaction	Business segment	Annual sales (in millions)
Rolec Comercial e Industrial S.A.	September 28, 2012	Electrical Americas	$85 for the 12 months ended September 30, 2012
A Chilean manufacturer of integrated power assemblies and low- and medium-voltage switchgear, and a provider of engineering services serving mining and other heavy industrial applications in Chile and Peru.

Jeil Hydraulics Co., Ltd.	July 6, 2012	Hydraulics	$189 for 2011
A Korean manufacturer of track drive motors, swing drive motors, main control valves and remote control valves for the construction equipment market.

Acquired businesses	Date of transaction	Business segment	Annual sales (in millions)
Polimer Kaucuk Sanayi ve Pazarlama A.S.	June 1, 2012	Hydraulics	$335 for 2011
A Turkish manufacturer of hydraulic and industrial hose for construction, mining, agriculture, oil and gas, manufacturing, food and beverage, and chemicals markets. This business sells its products under the SEL brand name.

Gycom Electrical Low-Voltage Power Distribution, Control and Automation	June 1, 2012	Electrical Rest of World	$24 for 2011
A Swedish electrical low-voltage power distribution, control and automation components business.
Eaton's acquired businesses and joint venture entered into for 2011 and 2010 are presented in Note 2 of the Notes to the Consolidated Financial Statements.
Sale of Apex Tool Group, LLC
In July 2010, Cooper formed a joint venture, named Apex Tool Group, LLC (Apex), with Danaher Corporation (Danaher). Apex was formed by combining Cooper’s tools business with certain tools businesses from Danaher’s Tools and Components segment. Cooper and Danaher each owned a 50% interest in the joint venture, had equal representation on its board of directors and had a 50% voting interest in the joint venture.
On October 10, 2012, Cooper and Danaher announced they had entered into a definitive agreement to sell Apex to Bain Capital for approximately $1.6 billion subject to post-closing adjustments. On February 1, 2013, the sale of Apex was completed.
Business Segment Information
Information by business segment and geographic region regarding principal products, principal markets, methods of distribution, net sales, operating profit and assets is presented in Note 14 of the Notes to the Consolidated Financial Statements. Additional information regarding Eaton's segments and business is presented below.
Electrical Americas and Electrical Rest of World
Principal methods of competition in these segments are performance of products and systems, technology, customer service and support, and price. Eaton has a strong competitive position in these segments and, with respect to many products, is considered among the market leaders. In normal economic cycles, sales of these segments are historically lower in the first quarter and higher in the third and fourth quarters of a year. In 2012, one large distributor of electrical products represented 12% of the sales of the Electrical Americas segment.
Cooper
As a result of the acquisition of Cooper, Eaton now has a strong competitive position in this segment's markets and, with respect to many products, is considered among the market leaders. Principal methods of competition in this segment are product performance, customer and end-user service, quality, brand name, and availability. In normal economic cycles, sales of this segment follow general economic conditions and are generally sensitive to activity in the commercial and residential construction markets, industrial production levels, electronic component production and spending by utilities for replacements, expansions and efficiency improvements.
Hydraulics
Principal methods of competition in this segment are product performance, geographic coverage, service, and cost competitiveness. Eaton has a strong competitive position in this segment and, with respect to many products, is considered among the market leaders. Sales of this segment are historically higher in the first and second quarters and lower in the third and fourth quarters of the year. In 2012, 10% of this segment's sales were made to two large manufacturers or distributors of agricultural, construction and industrial equipment and parts.
Aerospace
Principal methods of competition in this segment are total cost of ownership, product and system performance, quality, design engineering capabilities, and timely delivery. Eaton has a strong competitive position in this segment and, with respect to many products and platforms, is considered among the market leaders. In 2012, 19% of this segment's sales were made to two large manufacturers of aircraft.

Truck
Principal methods of competition in this segment are product performance, global service, and cost competitiveness. Eaton has a strong competitive position in this segment and, with respect to many products, is considered among the market leaders. In 2012, 72% of this segment's sales were made to five large manufacturers of heavy-, medium-, and light-duty trucks and off-highway vehicles.
Automotive
Principal methods of competition in this segment are product performance, global service, and cost competitiveness. Eaton has a strong competitive position in this segment and, with respect to many products, is considered among the market leaders. Sales of this segment historically are slightly lower in the third quarter of the year as a result of the normal seasonal pattern of automotive industry production. In 2012, 61% of this segment's sales were made to six large manufacturers of vehicles and related components.
Information Concerning Eaton's Business in General
Raw Materials
Eaton's major requirements for raw materials include iron, steel, copper, nickel, aluminum, aluminum ingots, brass, tin, silver, lead, molybdenum, titanium, vanadium, rubber, plastic, electronic components, and insulating materials and fluids. Materials are purchased in various forms, such as extrusions, castings, powder metal, metal sheets and strips, forging billets, bar stock and plastic pellets. Raw materials, as well as parts and other components, are purchased from many suppliers, although there are limited sources of supply for electrical core steel and insulating fluids. Under normal circumstances, the Company has no difficulty obtaining its raw materials. In 2012, Eaton maintained appropriate levels of inventory to prevent shortages and did not experience any availability constraints.
Patents and Trademarks
Eaton considers its tradenames and trademarks to be of significant value to its business as a whole. The Company's products are marketed under a portfolio of patents, trademarks, licenses or other forms of intellectual property that expire at various dates in the future. Eaton develops and acquires new intellectual property on an ongoing basis and considers all of its intellectual property to be valuable. Based on the broad scope of the Company's product lines, management believes that the loss or expiration of any single intellectual property right would not have a material effect on Eaton's consolidated financial statements or its business segments. The Company's policy is to file applications and obtain patents for the great majority of its novel and innovative new products including product modifications and improvements.
Order Backlog
Since a significant portion of open orders placed with Eaton by original equipment manufacturers of trucks, off-highway vehicles and passenger cars are historically subject to month-to-month releases by customers during each model year, these orders are not considered firm. In measuring backlog orders, only the amount of orders to which customers are firmly committed are included. Using this criterion, total backlog at December 31, 2012 and 2011 was approximately $4.5 billion and $3.8 billion, respectively. Backlog should not be relied upon as being indicative of results of operations for future periods.
Research and Development
Research and development expenses for new products and improvement of existing products in 2012, 2011 and 2010 were $439 million, $417 million and $425 million, respectively. Over the past five years, the Company has invested approximately $2.1 billion in research and development.
Environmental Contingencies
Operations of the Company involve the use and disposal of certain substances regulated under environmental protection laws. Eaton continues to modify processes on an ongoing, regular basis in order to reduce the impact on the environment, including the reduction or elimination of certain chemicals used in, and wastes generated from, operations. Compliance with laws that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, are not expected to have a material adverse effect upon earnings or the competitive position of the Company. Eaton's estimated capital expenditures for environmental control facilities are not expected to be material for 2013 and 2014. Information regarding the Company's liabilities related to environmental matters is presented in Note 7 of the Notes to the Consolidated Financial Statements.

Item 1A. Risk Factors.
Among the risks that could materially adversely affect Eaton's businesses, financial condition or results of operations are the following:
Eaton may not realize all of the anticipated benefits from the acquisition of Cooper or those benefits may take longer to realize than expected.
Eaton's ability to realize the anticipated benefits of the Cooper transaction will depend, to a large extent, on the Company's ability to integrate the two businesses. The integration process may disrupt the businesses and, if implemented ineffectively, would preclude realization of the full benefits expected. The difficulties of combining the operations of the companies include, among others:

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
Many of these factors will be outside of Eaton's control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy, which could materially impact the business, financial condition, and results of operations of Eaton.
Volatility of end markets that Eaton serves.
Eaton's segment revenues, operating results and profitability have varied in the past and may vary from quarter to quarter in the future. Profitability can be negatively impacted by volatility in the end markets that Eaton serves. The Company has undertaken measures to reduce the impact of this volatility through diversification of markets it serves and expansion of geographic regions in which it operates. Future downturns in any of the markets could adversely affect revenues, operating results, and profitability.
Eaton's operating results depend in part on continued successful research, development, and marketing of new and/or improved products and services, and there can be no assurance that Eaton will continue to successfully introduce new products and services.
The success of new and improved products and services depends on their initial and continued acceptance by Eaton's customers. The Company's businesses are affected, to varying degrees, by technological change and corresponding shifts in customer demand, which could result in unpredictable product transitions or shortened life cycles. Eaton may experience difficulties or delays in the research, development, production or marketing of new products and services which may prevent Eaton from recouping or realizing a return on the investments required to bring new products and services to market.
Eaton's ability to attract, develop and retain executives and other qualified employees is crucial to the Company's results of operations and future growth.
Eaton depends on the continued services and performance of key executives, senior management, and skilled personnel, particularly professionals with experience in its industry and business. Eaton cannot be certain that any of these individuals will continue his or her employment with the Company. A lengthy period of time is required to hire and develop replacement personnel when skilled personnel depart. An inability to hire, develop, and retain a sufficient number of qualified employees could materially hinder the business by, for example, delaying Eaton's ability to bring new products to market or impairing the success of the Company's operations.
Eaton's operations depend on production facilities throughout the world, which subjects them to varying degrees of risk of disrupted production.
Eaton manages businesses with manufacturing facilities worldwide. The Company's manufacturing facilities and operations could be disrupted by a natural disaster, labor strike, war, political unrest, terrorist activity, economic upheaval or public health concerns. Some of these conditions are more likely in certain geographic regions in which Eaton operates. Any such disruption could cause delays in shipments of products and the loss of sales and customers, and insurance proceeds may not adequately compensate for losses.

If Eaton is unable to protect its information technology infrastructure against service interruptions, data corruption, cyber-based attacks or network security breaches, operations could be disrupted or data confidentiality lost.
Eaton relies on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including procurement, manufacturing, distribution, invoicing and collection. These technology networks and systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components, power outages, hardware failures, or computer viruses. In addition, security breaches could result in unauthorized disclosure of confidential information. If these information technology systems suffer severe damage, disruption or shutdown and business continuity plans do not effectively resolve the issues in a timely manner, there could be a negative impact on operating results or the Company may suffer financial or reputational damage.
Eaton's global operations subject it to economic risk as Eaton's results of operations may be adversely affected by changes in government regulations and policies and currency fluctuations.
Operating globally subjects Eaton to changes in government regulations and policies in a large number of jurisdictions around the world, including those related to tariffs and trade barriers, investments, property ownership rights, taxation, exchange controls and repatriation of earnings. Changes in the relative values of currencies occur from time to time and could affect Eaton's operating results. While the Company monitors exchange rate exposures and attempts to reduce these exposures through hedging activities, these risks could adversely affect operating results.
Eaton may be subject to risks relating to changes in its tax rates or exposure to additional income tax liabilities.
Eaton is subject to income taxes worldwide. Income tax liabilities are subject to the allocation of income among various tax jurisdictions. The Company's effective tax rate could be affected by changes in the mix among earnings in countries with differing statutory tax rates, changes in the valuation allowance of deferred tax assets or changes in tax laws. The amount of income taxes paid is subject to ongoing audits by tax authorities in the countries in which Eaton operates. If these audits result in assessments different from amounts reserved, future financial results may include unfavorable adjustments to the Company's tax liabilities.
Eaton uses a variety of raw materials and components in its businesses, and significant shortages, price increases, or supplier insolvencies could increase operating costs and adversely impact the competitive positions of Eaton's products.
Eaton's major requirements for raw materials are described above in Item 1 “Raw Materials”. Significant shortages could affect the prices Eaton's businesses are charged and the competitive position of their products and services, all of which could adversely affect operating results.
Further, Eaton's suppliers of component parts may increase their prices in response to increases in costs of raw materials that they use to manufacture component parts. As a result, the Company may not be able to increase its prices commensurately with its increased costs, adversely affecting operating results.
Eaton may be unable to adequately protect its intellectual property rights, which could affect the Company's ability to compete.
Protecting Eaton's intellectual property rights is critical to its ability to compete and succeed. The Company owns a large number of patents and patent applications worldwide, as well as trademark and copyright registrations that are necessary, and contribute significantly, to the preservation of Eaton's competitive position in various markets. Although management believes that the loss or expiration of any single intellectual property right would not have a material effect on the results of operations or financial position of Eaton or its business segments, there can be no assurance that any one, or more, of these patents and other intellectual property will not be challenged, invalidated or circumvented by third parties. Eaton enters into confidentiality and invention assignment agreements with the Company's employees, and into non-disclosure agreements with suppliers and appropriate customers so as to limit access to and disclosure of proprietary information. These measures may not suffice to deter misappropriation or independent third party development of similar technologies.
Eaton is subject to litigation and environmental regulations that could adversely impact Eaton's businesses.
At any given time, Eaton may be subject to litigation, the disposition of which may have a material adverse effect on the Company's businesses, financial condition or results of operations. Information regarding current legal proceedings is presented in Note 7 of the Notes to the Consolidated Financial Statements.

Legislative and regulatory action could materially adversely affect Eaton.
Legislative and regulatory action may be taken in the U.S. which, if ultimately enacted, could override tax treaties upon which Eaton relies or broaden the circumstances under which the Company would be considered a U.S. resident, each of which could materially and adversely affect its effective tax rate and/or require the Company to take further action, at potentially significant expense, to seek to preserve its effective tax rate. Eaton cannot predict the outcome of any specific legislative or regulatory proposals. However, if proposals were enacted that had the effect of disregarding the reincorporation to Ireland or limiting Eaton's ability as an Irish company to take advantage of tax treaties with the U.S., the Company could be subject to increased taxation and/or potentially significant expense.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Eaton's principal executive offices are located at 70 Sir John Rogerson’s Quay, Dublin 2, Ireland. The Company maintains manufacturing facilities at 339 locations in 42 countries. The Company is a lessee under a number of operating leases for certain real properties and equipment, none of which is material to its operations. Management believes that the existing manufacturing facilities are adequate for its operations and that the facilities are maintained in good condition.

Item 3. Legal Proceedings.
Information regarding the Company's current legal proceedings is presented in Note 7 and Note 8 of the Notes to the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures.
Not applicable.

Executive Officers of the Registrant
Information regarding executive officers of the Company is presented in Item 10 of this Form 10-K Report.

Part II

Item 5. Market for the Registrant's Ordinary Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
As a result of Eaton's incorporation in Ireland, shares of Eaton began trading on the New York Stock Exchange on December 3, 2012 under the symbol “ETN”, the same symbol under which Eaton Corporation shares were previously traded. Eaton remains subject to the U.S. Securities and Exchange Commission reporting requirements, the mandates of the Sarbanes-Oxley Act and applicable corporate governance rules of the New York Stock Exchange. At December 31, 2012, there were 20,570 holders of record of the Company's ordinary shares. Additionally, 27,852 current and former employees were shareholders through participation in the Eaton Savings Plan (ESP), Eaton Personal Investment Plan (EPIP), and the Eaton Puerto Rico Retirement Savings Plan.
Additional information on Eaton shares and the exchange of Eaton Corporation shares is presented in Note 9 of the Notes to the Consolidated Financial Statements.
Information regarding cash dividends paid, and the high and low market price per ordinary share, for each quarter in 2012 and 2011 is presented in “Quarterly Data” of this Form 10-K. Information regarding equity-based compensation plans required by Regulation S-K Item 201(d) is provided in Item 12 of this Form 10-K Report.

Irish Taxes Applicable to Dividends
In certain circumstances, Eaton will be required to deduct Irish dividend withholding tax (currently at the rate of 20%) from dividends paid to its shareholders. In the majority of cases, however, shareholders resident in the U.S. will not be subject to Irish withholding tax, and shareholders resident in a number of other countries will not be subject to Irish withholding tax provided that they complete certain Irish tax forms.
Irish income tax may also arise with respect to dividends paid on Eaton shares. Dividends paid in respect of Eaton shares will generally not be subject to Irish income tax where the beneficial owner of these shares is exempt from dividend withholding tax, unless the beneficial owner of the dividend has some connection with Ireland other than his or her shareholding in Eaton.
Eaton shareholders who receive their dividends subject to Irish dividend withholding tax will generally have no further liability to Irish income tax on the dividends unless the beneficial owner of the dividend has some connection with Ireland other than his or her shareholding in Eaton.
Issuance of Shares Under Employee Benefit Plans
Following the acquisition of Cooper, the Cooper Retirement Savings and Stock Ownership Plan Trust, which had been a Cooper shareholder, purchased 3.2 million newly issued ordinary shares of Eaton for an aggregate purchase price of $166 million on December 5, 2012, using the cash portion of the acquisition proceeds it received for its Cooper shares. The purchase price was $51.26 per share, which was the approximate closing per share price of Eaton shares on the New York Stock Exchange on December 4, 2012. There were no underwriting discounts or commissions in connection with the purchase. The transaction was completed pursuant to an exemption found under Section 4(2) of The Securities Act of 1933, as amended.

Item 6. Selected Financial Data.
Information regarding selected financial data is presented in the “Ten-Year Consolidated Financial Summary” of this Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Information required by this Item is presented in “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Information regarding market risk is presented in “Market Risk Disclosure” of this Form 10-K.

Item 8. Financial Statements and Supplementary Data.
The report of the independent registered public accounting firm, consolidated financial statements, and notes to consolidated financial statements are presented on pages 16 through 62 of this Form 10-K.
Information regarding selected quarterly financial information for 2012 and 2011 is presented in “Quarterly Data” of this Form 10-K.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures - Pursuant to SEC Rule 13a-15, an evaluation was performed under the supervision and with the participation of Eaton's management, including Alexander M. Cutler - Principal Executive Officer; and Richard H. Fearon - Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, Eaton's management concluded that the Company's disclosure controls and procedures were effective as of December 31, 2012.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.
Pursuant to Section 404 of the Sarbanes Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, Eaton has included a report of management's assessment of the effectiveness of internal control over financial reporting, which is presented on page 19.
“Report of Independent Registered Public Accounting Firm” relating to internal control over financial reporting as of December 31, 2012 is presented on page 18.
During the fourth quarter of 2012, excluding Cooper, there was no change in Eaton's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting. Management is currently evaluating the impact of Cooper on Eaton's internal control over financial reporting.

Item 9B. Other Information.
None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.
Information required with respect to the directors of the Company is set forth under the caption “Election of Directors” in the Company's definitive Proxy Statement to be filed on or about March 15, 2013, and is incorporated by reference.
A listing of executive officers, their ages, positions and offices held over the past five years, as of February 1, 2013, follows:

Name	Age	Position (Date elected to position)
Alexander M. Cutler	61	Director of Eaton Corporation plc (November 30, 2012 - present)

		Chief Executive Officer and President of Eaton Corporation (August 1, 2000 - present)

		Director of Eaton Corporation (September 22, 1993 - November 30, 2012)

Richard H. Fearon	56	Vice Chairman and Chief Financial and Planning Officer of Eaton Corporation
		(April 24, 2002 - present)

Craig Arnold	52	Vice Chairman and Chief Operating Officer - Industrial Sector of Eaton Corporation
		(February 1, 2009 - present)

		Chief Executive Officer - Fluid Power Group of Eaton Corporation
		(October 25, 2000 - January 31, 2009)

Name	Age	Position (Date elected to position)
Thomas S. Gross	58	Vice Chairman and Chief Operating Officer - Electrical Sector of Eaton Corporation
		(February 1, 2009 - present)

		President - Power Quality and Control Business of Eaton Corporation
		(April 1, 2008 - January 31, 2009)

		Vice President and President - Power Quality Solutions Operations of Eaton Corporation
		(May 16, 2005 – March 31, 2008)

Cynthia K. Brabander	51	Executive Vice President and Chief Human Resources Officer of Eaton Corporation
		(February 13, 2012 - present)

		Senior Vice President, Human Resources of Gates Corporation
		(April 11, 2009 - January 10, 2012)

		Senior Vice President, Human Resources - Industrial Sector of Eaton Corporation
		(April 1, 2005 - April 10, 2009)

Mark M. McGuire	55	Executive Vice President and General Counsel of Eaton Corporation
		(December 1, 2005 - present)

Thomas E. Moran	48	Senior Vice President and Secretary of Eaton Corporation plc
		(November 27, 2012 - present)

		Senior Vice President and Secretary of Eaton Corporation
		(October 1, 2008 - January 1, 2013)

		Assistant Secretary and Managing Counsel, The Dow Chemical Company (2002 - 2008)

Billie K. Rawot	61	Senior Vice President and Controller of Eaton Corporation (March 1, 1991 - present)
There are no family relationships among the officers listed, and there are no arrangements or understandings pursuant to which any of them were elected as officers. All officers hold office for one year and until their successors are elected and qualified, unless otherwise specified by the Board of Directors; provided, however, that any officer is subject to removal with or without cause, at any time, by a vote of a majority of the Board of Directors.
Information required with respect to compliance with Section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's definitive Proxy Statement to be filed on or about March 15, 2013, and is incorporated by reference.
The Company has adopted a Code of Ethics, which applies to the directors, officers and employees worldwide. This document is available on the Company's website at http://www.eaton.com.
There were no changes during the fourth quarter 2012 to the procedures by which security holders may recommend nominees to the Company's Board of Directors.
Information related to the Audit Committee, and members of the Committee that are financial experts, is set forth under the caption “Board Committees - Audit Committee” in the definitive Proxy Statement to be filed on or about March 15, 2013, and is incorporated by reference.

Item 11. Executive Compensation.
Information required with respect to executive compensation is set forth under the caption “Executive Compensation” in the Company's definitive Proxy Statement to be filed on or about March 15, 2013, and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required with respect to securities authorized for issuance under equity-based compensation plans is set forth under the caption “Equity Compensation Plans” in the Company's definitive Proxy Statement to be filed on or about March 15, 2013, and is incorporated by reference.
Information required with respect to security ownership of certain beneficial owners, is set forth under the caption “Share Ownership Tables” in the Company's definitive Proxy Statement to be filed on or about March 15, 2013, and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required with respect to certain relationships and related transactions is set forth under the caption “Review of Related Person Transactions” in the Company's definitive Proxy Statement to be filed on or about March 15, 2013, and is incorporated by reference.
Information required with respect to director independence is set forth under the caption “Director Independence” in the Company's definitive Proxy Statement to be filed on or about March 15, 2013, and is incorporated by reference.

Item 14. Principal Accounting Fees and Services.
Information required with respect to principal accountant fees and services is set forth under the caption “Audit Committee Report” in the Company's definitive Proxy Statement to be filed on or about March 15, 2013, and is incorporated by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	(1) The report of the independent registered public accounting firm, consolidated financial statements and notes to consolidated financial statements are included in Item 8 above:
Report of Independent Registered Public Accounting Firm - Page 16
Consolidated Statements of Income - Years ended December 31, 2012, 2011 and 2010 - Page 20
Consolidated Statements of Comprehensive Income - Years ended December 31, 2012, 2011 and 2010 - Page 21
Consolidated Balance Sheets - December 31, 2012 and 2011 - Page 22
Consolidated Statements of Cash Flows - Years ended December 31, 2012, 2011 and 2010 - Page 23
Consolidated Statements of Shareholders' Equity - Years ended December 31, 2012, 2011 and 2010 - Page 24
Notes to Consolidated Financial Statements - Pages 25 through 62
All other schedules for which provision is made in Regulation S-X of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3)	Exhibits

3 (i)	Certificate of Incorporation - Incorporated by reference to the Form S-8 filed November 30, 2012

3 (ii)	Amended and restated Memorandum and Articles of Incorporation - Incorporated by reference to the Form 10-Q Report for the three months ended September 30, 2012

4 (a)	Pursuant to Regulation S-K Item 601(b) (4), the Company agrees to furnish to the SEC, upon request, a copy of the instruments defining the rights of holders of its other long-term debt

10	Material contracts

(a)	Senior Executive Incentive Compensation Plan (effective February 27, 2013) *

(b)	Deferred Incentive Compensation Plan II - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(c)	First Amendment to Deferred Incentive Compensation Plan II - Incorporated by reference to the Form S-8 filed November 30, 2012

(d)	Excess Benefits Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(e)	First Amendment to Excess Benefits Plan II (2008 restatement) *

(f)	Incentive Compensation Deferral Plan II - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(g)	First Amendment to Incentive Compensation Deferral Plan II - Incorporated by reference to the Form S-8 filed November 30, 2012

(h)	Limited Eaton Service Supplemental Retirement Income Plan II - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(i)	First Amended to Limited Eaton Service Supplemental Retirement Income Plan II *

(j)	Supplemental Benefits Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(k)	First Amendment to Supplemental Benefits Plan II (2008 restatement) *

(l)	Form of Restricted Share Unit Agreement *

(m)	Form of Restricted Share Agreement *

(n)	Form of Restricted Share Agreement (Non-Employee Directors) - Incorporated by reference to the Form 8-K Report filed February 1, 2010

(o)	Form of Directors' Restricted Share Unit Agreement *

(p)	Form of Stock Option Agreement for Executives *

(q)	Form of Stock Option Agreement for Non-Employee Directors (2008) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(r)	Amended and Restated 2002 Stock Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

(s)	Amended and Restated 2004 Stock Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

(t)	Amended and Restated 2008 Stock Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

(u)	Second Amended and Restated 2009 Stock Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

(v)	Amended and Restated 2012 Stock Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

(w)	Amendment to Amended and Restated 2012 Stock Plan *

(x)	First Amended to 2005 Non-Employee Director Fee Deferral Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

(y)	2013 Non-Employee Director Fee Deferral Plan *

(z)	Form of Change of Control Agreement entered into with officers of Eaton Corporation - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2008

(aa)	Form of Indemnification Agreement entered into with officers of Eaton Corporation - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(bb)	Form of Indemnification Agreement entered into with directors *

(cc)	Form of Indemnification Agreement II entered into with directors *

(dd)	Amended and Restated Executive Strategic Incentive Plan (amended and restated February 27, 2013) *

(ee)	Executive Strategic Incentive Plan II (effective January 1, 2001) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(ff)	Amended and Restated Supplemental Executive Strategic Incentive Plan (amended and restated February 27, 2013) *

(gg)	Deferred Incentive Compensation Plan (amended and restated effective November 1, 2007) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2009

(hh)	Amended and Restated 1998 Stock Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

(ii)	Trust Agreement - Officers and Employees (dated December 6, 1996) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(jj)	Trust Agreement - Non-employee Directors (dated December 6, 1996) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(kk)	Group Replacement Insurance Plan (GRIP) (effective June 1, 1992) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 1992

(ll)	Excess Benefit Plan (amended and restated effective January 1, 1989) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(mm)	Amendment to Excess Benefits Plan *

(nn)	Supplemental Benefits Plan (amended and restated January 1, 1989) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(oo)	Amendment to Supplemental Benefits Plan *

(pp)
Eaton Corporation Board of Directors Policy on Incentive Compensation, Stock Options and Other Equity Grants upon the Restatement of Financial Results - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(qq)
Amended and Restated Grantor Trust Agreement for Non-Employee Directors' Deferred Fees Plans - effective January 1, 2010 - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2010

(rr)
Amended and Restated Grantor Trust Agreement for Employees' Deferred Compensation Plans - effective January 1, 2010 - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2010

12	Ratio of Earnings to Fixed Charges - Filed in conjunction with this Form 10-K Report *

14	Code of Ethics - Incorporated by reference to the definitive Proxy Statement filed on March 14, 2008

21	Subsidiaries of Eaton Corporation - Filed in conjunction with this Form 10-K Report *

23	Consent of Independent Registered Public Accounting Firm - Filed in conjunction with this Form 10-K Report *

24	Power of Attorney - Filed in conjunction with this Form 10-K Report *

31.1	Certification of Principal Executive Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302) - Filed in conjunction with this Form 10-K Report *

31.2	Certification of Principal Financial Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302) - Filed in conjunction with this Form 10-K Report *

32.1	Certification of Principal Executive Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906) - Filed in conjunction with this Form 10-K Report *

32.2	Certification of Principal Financial Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906) - Filed in conjunction with this Form 10-K Report *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
____________

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010 (iii) Consolidated Balance Sheets at December 31, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, (v) Notes to Consolidated Financial Statements for the year ended December 31, 2012.
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

(b)	Exhibits
Certain exhibits required by this portion of Item 15 are filed as a separate section of this Form 10-K Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON CORPORATION plc
Registrant

Date:	February 28, 2013	By:	/s/ Richard H. Fearon
Richard H. Fearon
(On behalf of the registrant and as Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
Date: February 28, 2013

Signature	Title

*
Alexander M. Cutler	Principal Executive Officer; Director

*
Billie K. Rawot	Principal Accounting Officer

*		*
George S. Barrett	Director	Todd M. Bluedorn	Director

*		*
Christopher M. Connor	Director	Michael J. Critelli	Director

*		*
Charles E. Golden	Director	Linda A. Hill	Director

*		*
Arthur E. Johnson	Director	Ned C. Lautenbach	Director

*		*
Deborah L. McCoy	Director	Gregory R. Page	Director

*
Gerald B. Smith	Director

*By	/s/ Richard H. Fearon
Richard H. Fearon, Attorney-in-Fact for the officers and directors signing in the capacities indicated

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Eaton Corporation plc

We have audited the accompanying consolidated balance sheets of Eaton Corporation plc ("the Company"), the successor registrant to Eaton Corporation, as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio
February 28, 2013

MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

We have prepared the accompanying consolidated financial statements and related information of Eaton Corporation plc, the successor registrant to Eaton Corporation, included herein for the three years ended December 31, 2012. The primary responsibility for the integrity of the financial information included in this annual report rests with management. The financial information included in this annual report has been prepared in accordance with accounting principles generally accepted in the United States based on our best estimates and judgments and giving due consideration to materiality. The opinion of Ernst & Young LLP, Eaton's independent registered public accounting firm, on those financial statements is included herein.
Eaton has high standards of ethical business practices supported by the Eaton Code of Ethics and corporate policies. Careful attention is given to selecting, training and developing personnel, to ensure that management's objectives of establishing and maintaining adequate internal controls and unbiased, uniform reporting standards are attained. Our policies and procedures provide reasonable assurance that operations are conducted in conformity with applicable laws and with the Company's commitment to a high standard of business conduct.
The Board of Directors pursues its responsibility for the quality of Eaton's financial reporting primarily through its Audit Committee, which is composed of six independent directors. The Audit Committee meets regularly with management, the internal auditors and the independent registered public accounting firm to ensure that they are meeting their responsibilities and to discuss matters concerning accounting, control, audits and financial reporting. The internal auditors and independent registered public accounting firm have full and free access to senior management and the Audit Committee.

/s/ Alexander M. Cutler	/s/ Richard H. Fearon	/s/ Billie K. Rawot
Principal Executive Officer	Principal Financial Officer	Principal Accounting Officer

February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Eaton Corporation plc

We have audited Eaton Corporation plc's ("the Company"), successor registrant to Eaton Corporation, internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of entities that were acquired during 2012, which are included in the 2012 consolidated financial statements of the Company and constituted 50% of total assets as of December 31, 2012 and 4% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of internal control over financial reporting of entities that were acquired during 2012.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio
February 28, 2013

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Eaton Corporation plc is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act rules 13a-15(f)).
Under the supervision and with the participation of Eaton's management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. Our evaluation of internal control over financial reporting did not include the internal controls of entities that were acquired during 2012, which are included in the 2012 consolidated financial statements and constituted approximately 50% of total assets (inclusive of acquired intangible assets) as of December 31, 2012 and 4% of net sales for the year then ended. In conducting this evaluation, we used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on this evaluation under the framework referred to above, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2012.
The independent registered public accounting firm Ernst & Young LLP has issued an audit report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. This report is included herein.

/s/ Alexander M. Cutler	/s/ Richard H. Fearon	/s/ Billie K. Rawot
Principal Executive Officer	Principal Financial Officer	Principal Accounting Officer

February 28, 2013

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31
(In millions except for per share data)	2012	2011	2010
Net sales	$16,311	$16,049	$13,715

Cost of products sold	11,448	11,261	9,633
Selling and administrative expense	2,894	2,738	2,486
Research and development expense	439	417	425
Interest expense-net	208	118	136
Other expense (income)-net	71	(38)	(1)
Income before income taxes	1,251	1,553	1,036
Income tax expense	31	201	99
Net income	1,220	1,352	937
Less net income for noncontrolling interests	(3)	(2)	(8)
Net income attributable to Eaton ordinary shareholders	$1,217	$1,350	$929

Net income per ordinary share
Diluted	$3.46	$3.93	$2.73
Basic	3.54	3.98	2.76

Weighted-average number of ordinary shares outstanding
Diluted	350.9	342.8	339.5
Basic	347.8	338.3	335.5

Cash dividends declared per ordinary share	$1.52	$1.36	$1.08
The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31
(In millions)	2012	2011	2010
Net income	$1,220	$1,352	$937
Less net income for noncontrolling interests	(3)	(2)	(8)
Net income attributable to Eaton ordinary shareholders	1,217	1,350	929

Other comprehensive loss, net of tax
Currency translation and related hedging instruments	109	(241)	(78)
Pensions and other postretirement benefits	(152)	(353)	(62)
Cash flow hedges	17	(22)	—
Other comprehensive loss attributable to Eaton ordinary shareholders	(26)	(616)	(140)

Total comprehensive income attributable to Eaton ordinary shareholders	$1,191	$734	$789
The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED BALANCE SHEETS

	December 31
(In millions)	2012	2011
Assets
Current assets
Cash	$577	$385
Short-term investments	527	699
Accounts receivable-net	3,510	2,444
Inventory	2,349	1,701
Deferred income taxes	449	398
Prepaid expenses and other current assets	432	199
Total current assets	7,844	5,826

Property, plant and equipment
Land and buildings	1,894	1,525
Machinery and equipment	5,814	4,669
Gross property, plant and equipment	7,708	6,194
Accumulated depreciation	(3,831)	(3,592)
Net property, plant and equipment	3,877	2,602

Other noncurrent assets
Goodwill	14,396	5,537
Other intangible assets	6,779	2,192
Deferred income taxes	1,254	1,134
Other assets	1,698	582
Total assets	$35,848	$17,873

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$757	$86
Current portion of long-term debt	314	321
Accounts payable	1,879	1,491
Accrued compensation	463	420
Other current liabilities	2,018	1,319
Total current liabilities	5,431	3,637

Noncurrent liabilities
Long-term debt	9,762	3,366
Pension liabilities	1,997	1,793
Other postretirement benefits liabilities	732	642
Deferred income taxes	2,024	442
Other noncurrent liabilities	774	501
Total noncurrent liabilities	15,289	6,744

Shareholders’ equity
Ordinary shares (470.7 million outstanding in 2012 and 334.4 million in 2011)	5	167
Capital in excess of par value	11,271	4,169
Retained earnings	5,805	5,103
Accumulated other comprehensive loss	(1,990)	(1,964)
Shares held in trust	(5)	(6)
Total Eaton shareholders’ equity	15,086	7,469
Noncontrolling interests	42	23
Total equity	15,128	7,492
Total liabilities and equity	$35,848	$17,873
The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31
(In millions)	2012	2011	2010
Operating activities
Net income	$1,220	$1,352	$937
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	598	556	551
Deferred income taxes	(155)	(113)	26
Pension expense	273	227	179
Contributions to pension plans	(413)	(372)	(403)
Contributions to other postretirement benefits plans	(43)	(223)	(82)
Excess tax benefit from equity-based compensation	(21)	(57)	—
Changes in working capital
Accounts receivable-net	108	(219)	(305)
Inventory	166	(113)	(219)
Accounts payable	(220)	92	322
Accrued compensation	(52)	(38)	203
Accrued income and other taxes	(86)	123	(11)
Other current assets	117	11	(46)
Other current liabilities	30	(30)	22
Other-net	142	52	108
Net cash provided by operating activities	1,664	1,248	1,282

Investing activities
Capital expenditures for property, plant and equipment	(593)	(568)	(394)
Cash paid for acquisitions of businesses, net of cash acquired	(6,936)	(325)	(222)
Sales (purchases) of short-term investments-net	603	103	(392)
Other-net	(46)	(10)	(4)
Net cash used in investing activities	(6,972)	(800)	(1,012)

Financing activities
Proceeds from borrowings	7,156	381	55
Payments on borrowings	(1,324)	(78)	(102)
Payments of financing costs	(117)	(3)	—
Cash dividends paid	(512)	(462)	(363)
Exercise of employee stock options	95	71	157
Issuance (repurchase) of shares	159	(343)	—
Excess tax benefit from equity-based compensation	21	57	—
Other-net	2	(4)	(8)
Net cash provided by (used in) financing activities	5,480	(381)	(261)

Effect of currency on cash	20	(15)	(16)
Total increase (decrease) in cash	192	52	(7)
Cash at the beginning of the period	385	333	340
Cash at the end of the period	$577	$385	$333
The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at January 1, 2010	332.3	$166	$3,947	$3,893	$(1,208)	$(21)	$6,777	$41	$6,818
Net income	—	—	—	929	—	—	929	8	937
Other comprehensive loss, net of tax					(140)		(140)	—	(140)
Cash dividends paid	—	—	—	(363)	—	—	(363)	(8)	(371)
Issuance of shares under equity-based compensation plans-net (net of income tax expense of $3)	7.6	4	146	(4)	—	13	159	—	159
Balance at December 31, 2010	339.9	170	4,093	4,455	(1,348)	(8)	7,362	41	7,403
Net income	—	—	—	1,350	—	—	1,350	2	1,352
Other comprehensive loss, net of tax					(616)		(616)	—	(616)
Cash dividends paid	—	—	—	(462)	—	—	(462)	(4)	(466)
Issuance of shares under equity-based compensation plans-net (net of income tax benefit of $72)	2.8	1	177	(2)	—	2	178	—	178
Business divestiture	—	—	—	—	—	—	—	(16)	(16)
Repurchase of shares	(8.3)	(4)	(101)	(238)	—	—	(343)	—	(343)
Balance at December 31, 2011	334.4	167	4,169	5,103	(1,964)	(6)	7,469	23	7,492
Net income	—	—	—	1,217	—	—	1,217	3	1,220
Other comprehensive loss, net of tax					(26)		(26)	—	(26)
Cash dividends paid	—	—	—	(512)	—	—	(512)	(3)	(515)
Exchange of Eaton Corporation shares (par value $0.50 per share) for Eaton shares (par value $0.01 per share)	—	(166)	166	—	—	—	—	—	—
Issuance of shares under equity-based compensation plans-net (net of income tax benefit of $23)	5.0	2	129	(2)	—	1	130	—	130
Issuance of shares under employee benefit plans	3.2	—	166	—	—	—	166	—	166
Issuance of shares from acquisition of business	128.1	2	6,648	(1)	—	—	6,649	19	6,668
Registration of ordinary shares	—	—	(7)	—	—	—	(7)	—	(7)
Balance at December 31, 2012	470.7	$5	$11,271	$5,805	$(1,990)	$(5)	$15,086	$42	$15,128
The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts are in millions unless indicated otherwise (per share data assume dilution).

Note 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General Information
Eaton Corporation plc (Eaton or the Company) was incorporated under the laws of Ireland on May 10, 2012, and became the successor registrant to Eaton Corporation on November 30, 2012 in connection with the consummation of the acquisition of Cooper Industries plc (Cooper), which is further described below. Eaton is a diversified power management company providing energy-efficient solutions that help its customers effectively manage electrical, hydraulic and mechanical power, with 2012 net sales of $16.3 billion. The Company is a global technology leader in electrical products, systems and services for power quality, distribution and control, power transmission, lighting and wiring products; hydraulics components, systems and services for industrial and mobile equipment; aerospace fuel, hydraulics and pneumatic systems for commercial and military use; and truck and automotive drivetrain and powertrain systems for performance, fuel economy and safety. Eaton has approximately 103,000 employees in over 50 countries, and sells products to customers in 175 countries.
The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Preparation of the consolidated financial statements requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and notes. Actual results could differ from these estimates. Management has evaluated subsequent events through the date the consolidated financial statements were filed with the Securities Exchange Commission.
The consolidated financial statements include the accounts of Eaton and all subsidiaries and other controlled entities. Intercompany transactions and balances have been eliminated. The equity method of accounting is used for investments in associate companies where the Company has a 20% to 50% ownership interest. Equity investments are evaluated for impairment whenever events or circumstances indicate the book value of the investment exceeds fair value. An impairment would exist if there is an other-than-temporary decline in value. These associate companies are not material either individually, or in the aggregate, to Eaton's consolidated financial statements. Eaton does not have off-balance sheet arrangements or financings with unconsolidated entities. In the ordinary course of business, the Company leases certain real properties and equipment, as described in Note 7.
Eaton's functional currency is United States Dollars (USD). The functional currency for most subsidiaries is their local currency. Financial statements for these subsidiaries are translated at year-end exchange rates as to assets and liabilities and weighted-average exchange rates as to revenues and expenses. The resulting translation adjustments are recognized in Accumulated other comprehensive loss.
Certain prior year amounts have been reclassified to conform to the current year presentation.
Revenue Recognition
Sales of products are recognized when a sales agreement is in place, products have been shipped to unaffiliated customers and title has transferred in accordance with shipping terms, the selling price is fixed and determinable and collectability is reasonably assured, all significant related acts of performance have been completed, and no other significant uncertainties exist. Shipping and handling costs billed to customers are included in Net sales and the related costs in Cost of products sold. Although the majority of the sales agreements contain standard terms and conditions, there are agreements that contain multiple elements or non-standard terms and conditions. As a result, judgment is required to determine the appropriate accounting, including whether the deliverables specified in these agreements should be treated as separate units of accounting for recognition purposes, and, if so, how the sales price should be allocated among the elements and when to recognize sales for each element. For delivered elements, sales are recognized only when the delivered elements have standalone value, fair values of undelivered elements are known, there are no uncertainties regarding customer acceptance, and there are no customer-negotiated refund or return rights affecting the sales recognized for delivered elements. Sales for service contracts generally are recognized as the services are provided.
Eaton records reductions to revenue for customer and distributor incentives, primarily comprised of rebates, at the time of the initial sale. Rebates are estimated based on sales terms, historical experience, trend analysis and projected market conditions in the various markets served. The rebate programs offered vary across businesses due to the numerous markets Eaton serves, but the most common incentives relate to amounts paid or credited to customers for achieving defined volume levels.

Long-Lived Assets
Depreciation and amortization for property, plant and equipment, and intangible assets subject to amortization, are generally computed by the straight-line method and included in Cost of products sold, Selling and administrative expense, and Research and development expense, as appropriate. Cost of buildings are depreciated generally over 40 years and machinery and equipment over 3 to 10 years. At December 31, 2012, the weighted-average amortization period for intangible assets subject to amortization was 17 years for patents and technology, primarily as a result of the long life of aircraft platforms, and 15 years for customer relationships. Software is amortized up to a maximum life of 10 years.
Long-lived assets, except goodwill and indefinite life intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Upon indications of impairment, assets and liabilities are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The asset group would be considered impaired when the estimated future net undiscounted cash flows generated by the asset group are less than its carrying value. Determining asset groups and underlying cash flows requires the use of significant judgment.
Goodwill and Indefinite Life Intangible Assets
Goodwill and indefinite life intangible assets are evaluated annually for impairment as of July 1 using either a quantitative or qualitative analysis. The Company performs a quantitative analysis using a discounted cash flow model and other valuation techniques, but may elect to perform a qualitative analysis. A qualitative analysis is performed by assessing certain trends and factors, including projected market outlook and growth rates, forecasted and actual sales and operating profit margins, discount rates, industry data and other relevant qualitative factors. These trends and factors are compared to, and based on, the assumptions used in the most recent quantitative assessment. Additionally, goodwill and indefinite life intangible assets are evaluated for impairment whenever events or circumstances indicate there may be a possible permanent loss of value.
Goodwill is tested for impairment at the reporting unit level, which is equivalent to Eaton's operating segments, and based on the net assets for each segment, including goodwill and intangible assets. Goodwill is assigned to each operating segment, as this represents the lowest level that constitutes a business and for which discrete financial information is available and is the level which management regularly reviews the operating results.
Goodwill impairment testing for 2012 and 2011 was performed by assessing certain qualitative trends and factors, as described above. These trends and factors were compared to, and based on, the assumptions used in the quantitative assessment performed in 2010. For 2012 and 2011, it is more likely than not that the fair value of Eaton's reporting units substantially exceeded the respective carrying amount.
Indefinite life intangible assets primarily consist of trademarks. The fair value of these assets are determined using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability. For 2012 and 2011, the fair value of indefinite lived intangible assets substantially exceeded the respective carrying value.
For additional information about goodwill and other intangible assets, see Note 4.
Derivative Financial Instruments and Hedging Activities
Eaton uses derivative financial instruments to manage the exposure to the volatility in raw material costs, currency and interest rates on certain debt. These instruments are marked to fair value in the accompanying Consolidated Balance Sheet. Changes in the fair value of derivative assets or liabilities (i.e., gains or losses) are recognized depending upon the type of hedging relationship and whether an instrument has been designated as a hedge. For those instruments that qualify for hedge accounting, Eaton designates the hedging instrument, based upon the exposure being hedged, as a cash flow hedge, a fair value hedge, or a hedge of a net investment in a foreign operation. Changes in fair value of these instruments that do not qualify for hedge accounting are recognized immediately in net income. See Note 12 for additional information about hedges and derivative financial instruments.
Warranty Accruals
Product warranty accruals are established at the time the related sale is recognized through a charge to Cost of products sold. Warranty accrual estimates are based primarily on historical warranty claim experience and specific customer contracts. Provisions for warranty accruals are comprised of basic warranties for products sold, as well as accruals for product recalls and other events when they are known and estimable. See Note 7 for additional information about warranty accruals.

Asset Retirement Obligations
A conditional asset retirement obligation is recognized at fair value when incurred if the fair value of the liability can be reasonably estimated. Uncertainty about the timing or method of settlement of a conditional asset retirement obligation would be considered in the measurement of the liability when sufficient information exists. Eaton believes that for substantially all of its asset retirement obligations, there is an indeterminate settlement date because the range of time over which the Company may settle the obligation is unknown or cannot be estimated. A liability for these obligations will be recognized when sufficient information is available to estimate fair value.
Income Taxes
Deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax basis of the respective assets and liabilities, using enacted tax rates in effect for the year when the differences are expected to reverse. Deferred income tax assets are recognized for income tax loss carryforwards and income tax credit carryforwards. Judgment is required in determining and evaluating income tax provisions and valuation allowances for deferred income tax assets. Eaton recognizes the income tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. Eaton evaluates and adjusts these accruals based on changing facts and circumstances. Eaton recognizes interest and penalties related to unrecognized income tax benefits in the provision for income tax expense. The Company has accrued penalties in jurisdictions where they are automatically applied to any deficiency, regardless of the merit of the position. For additional information about income taxes, see Note 8.
Equity-Based Compensation
Eaton recognizes equity-based compensation expense based on the grant date fair value of the award over the period during which an employee is required to provide service in exchange for the award. Restricted stock units and awards (RSUs) are issued at fair market value at the date of grant. These awards entitle the holder to receive one ordinary share for each RSU upon vesting, generally over three or four years. Stock options are granted with an exercise price equal to the closing market price of Eaton ordinary shares on the date of grant. The fair value of stock options is determined using a Black-Scholes option-pricing model, which incorporates assumptions regarding the expected volatility, the expected option life, the risk-free interest rate, and the expected dividend yield. See Note 10 for additional information about equity-based compensation.

Note 2.	ACQUISITIONS AND SALE OF BUSINESSES
Eaton acquired businesses and entered into a joint venture in separate transactions for combined purchase prices totaling $13,796 in 2012, $325 in 2011 and $222 in 2010. The Consolidated Statements of Income include the results of these businesses from the dates of the transactions or formation.
Cooper Industries plc
On November 30, 2012, Eaton Corporation acquired Cooper for a purchase price of $13,192. At the completion of the transaction, the holder of each Cooper common share received from Eaton $39.15 in cash and 0.77479 of an Eaton ordinary share. As a result of the transaction, based on the number of outstanding shares of Eaton Corporation and Cooper as of November 30, 2012, former Eaton Corporation and Cooper shareholders hold approximately 73% and 27%, respectively, of Eaton's ordinary shares after giving effect to the acquisition.
Cooper was incorporated in Ireland and is a diversified global manufacturer of electrical products and systems, with brands including Bussmann electrical and electronic fuses; Crouse-Hinds and CEAG explosion-proof electrical equipment; Halo and Metalux lighting fixtures; and Kyle and McGraw-Edison power systems products. Cooper had annual sales of $5,409 for 2011. For segment reporting purposes, Cooper has been identified as a segment at December 31, 2012. See Note 14 for additional information about business segments.
Eaton's management believes the acquisition of Cooper will provide substantial synergies including, but not limited to, enhanced operational cost efficiencies, incremental revenue opportunities, the acceleration of Eaton’s long-term growth potential through greater exposure to faster growing end markets, increased earnings and cash flow and better access to capital markets as a result of enhanced size and an expanded business line.

Fair Value of Consideration Transferred
The total purchase price for the acquisition of Cooper was $13,192, comprised of Eaton share consideration valued at $6,649 and cash consideration for Cooper shares of $6,474 and to settle certain Cooper equity-based compensation plans of $69, as follows:

Cooper shares outstanding as of November 30, 2012	163.6
Cooper shares issued pursuant to conversion of stock options and share units outstanding under Cooper equity-based compensation plans	1.8
Total Cooper shares and share equivalents prior to transaction	165.4
Exchange ratio per share	0.77479
Total Eaton shares issued	128.1
Weighted-average Eaton Corporation per share price on November 30, 2012	$51.91
Total value of Eaton shares issued	$6,649
Total cash consideration paid at $39.15 per Cooper share and share equivalent	6,474
Total cash consideration paid for equity-based compensation plans	69
Total consideration	$13,192
Preliminary Estimated Fair Values
The acquisition of Cooper has been accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. For accounting purposes, Eaton has been treated as the acquirer in the transaction. Acquisition accounting is dependent upon certain valuations and other studies that have yet to commence or progress to a stage where there is sufficient information for a definitive measurement. The process for estimating the fair values of identifiable intangible assets and certain tangible assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates.
The entire purchase price allocation for Cooper is preliminary. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments will be recorded during the measurement period in 2013. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations. The finalization of the purchase accounting assessment will result in changes in the valuation of assets acquired and liabilities assumed and may have a material impact on the Company’s results of operations and financial position.
The table below presents the preliminary estimated fair values of assets acquired and liabilities assumed on the acquisition date. These preliminary estimates will be revised during the measurement period as third-party valuations are finalized, additional information becomes available and as additional analyses are performed, and these differences could have a material impact on Eaton's results of operations and financial position.

November 30, 2012
Working capital accounts (1)	$2,314
Prepaid expenses and other current assets	339
Property, plant and equipment	940
Investment in Apex Tool Group, LLC	800
Intangible assets	4,577
Other assets	35
Debt	(1,221)
Accounts payable	(519)
Other current liabilities	(634)
Other noncurrent liabilities	(1,943)
Total identifiable net assets	4,688
Goodwill	8,504
Total consideration	$13,192

(1) Working capital accounts include Cash, Short-term investments, Accounts receivable and Inventory.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined company and assembled workforce, which are further described above. Goodwill recognized as a result of the acquisition is not deductible for tax purposes. See Note 4 for additional information about goodwill and other intangible assets.
The preliminary estimated fair value of Accounts receivable is based on the historical gross contractual amount receivable as of the acquisition date and totals $963.
Contingent liabilities assumed as part of the transaction total $149 and are included in Other current liabilities and Other noncurrent liabilities. These contingent liabilities are related to environmental, legal (including product liability claims) and tax matters. Contingent liabilities are recorded at fair value in purchase accounting, aside from those pertaining to uncertainty in income taxes which are an exception to the fair value basis of accounting. Legal matters, and certain environmental matters that are legal in nature, are recorded at the respective probable and estimable amount. The estimated fair values noted above are preliminary and based on historical recorded amounts, and are subject to change upon completion of the final valuation. Changes in the respective fair value of these assumed contingent liabilities may be material.
Actual and Pro Forma Impact
Eaton's Consolidated Financial Statements include Cooper's results of operations from the date of acquisition on November 30, 2012 through December 31, 2012. Net sales and segment operating profit attributable to Cooper during this period and included in Eaton's Consolidated Financial Statements for the year ended December 31, 2012 total $470 and $66, respectively.
The following unaudited pro forma information gives effect to Eaton's acquisition of Cooper as if the acquisition had occurred on January 1, 2011 and Cooper had been included in Eaton's consolidated results of operations for the years ended December 31, 2012 and December 31, 2011.

	2012	2011
Net sales	$21,792	$21,600
Net income from continuing operations attributable to Eaton ordinary shareholders	1,751	1,699
Diluted earnings per share from continuing operations	$3.66	$3.61
The historical consolidated financial information of Eaton and Cooper has been adjusted in the pro forma information to give effect to pro forma events that are (1) directly attributable to the transaction, (2) factually supportable and (3) expected to have a continuing impact on the combined results. For pro forma purposes, the equity in income of Apex Tool Group, LLC has been excluded as this joint venture was sold on February 1, 2013.
Acquisitions and Sale of Other Businesses
Eaton acquired other businesses and entered into a joint venture in separate transactions in 2012, 2011, and 2010. The Consolidated Statements of Income include the results of these businesses from the dates of the transactions or formation. These transactions and the related annual sales prior to acquisition are summarized below:

Acquired businesses and joint venture	Date of transaction	Business segment	Annual sales
Rolec Comercial e Industrial S.A.	September 28, 2012	Electrical Americas	$85 for the 12 months ended September 30, 2012
A Chilean manufacturer of integrated power assemblies and low- and medium-voltage switchgear, and a provider of engineering services serving mining and other heavy industrial applications in Chile and Peru.

Jeil Hydraulics Co., Ltd.	July 6, 2012	Hydraulics	$189 for 2011
A Korean manufacturer of track drive motors, swing drive motors, main control valves and remote control valves for the construction equipment market.

Polimer Kaucuk Sanayi ve Pazarlama A.S.	June 1, 2012	Hydraulics	$335 for 2011
A Turkish manufacturer of hydraulic and industrial hose for construction, mining, agriculture, oil and gas, manufacturing, food and beverage, and chemicals markets. This business sells its products under the SEL brand name.

Gycom Electrical Low-Voltage Power Distribution, Control and Automation	June 1, 2012	Electrical Rest of World	$24 for 2011
A Swedish electrical low-voltage power distribution, control and automation components business.

Acquired businesses and joint venture	Date of transaction	Business segment	Annual sales
E.A. Pedersen Company	December 29, 2011	Electrical Americas	$37 for 2011
A United States manufacturer of medium voltage switchgear, metal-clad switchgear, power control buildings and relay control panels primarily for the electrical utilities industry.

IE Power, Inc.	August 31, 2011	Electrical Americas	$5 for 2010
A Canadian provider of high power inverters for a variety of mission-critical applications including solar, wind and battery energy storage.

E. Begerow GmbH & Co. KG	August 15, 2011	Hydraulics	$84 for 2010
A German system provider of advanced liquid filtration solutions. This business develops and produces technologically innovative filter media and filtration systems for food and beverage, chemical, pharmaceutical and industrial applications.

ACTOM Low Voltage	June 30, 2011	Electrical Rest of World	$65 for the year ended May 31, 2011
A South African manufacturer and supplier of motor control components, engineered electrical distribution systems and uninterruptible power supply (UPS) systems.

C.I. ESI de Colombia S.A.	June 2, 2011	Electrical Americas	$8 for 2010
A Colombian distributor of industrial electrical equipment and engineering services in the Colombian market, focused on oil and gas, mining, and industrial and commercial construction.

Internormen Technology Group	May 12, 2011	Hydraulics	$55 for 2010
A Germany-based manufacturer of hydraulic filtration and instrumentation with sales and distribution subsidiaries in China, the United States, India and Brazil.

Eaton-SAMC (Shanghai) Aircraft Conveyance System Manufacturing Co., Ltd.	March 8, 2011	Aerospace	Joint venture
A 49%-owned joint venture in China focusing on the design, development, manufacturing and support of fuel and hydraulic conveyance systems for the global civil aviation market.

Tuthill Coupling Group	January 1, 2011	Hydraulics	$35 for the year ended November 30, 2010
A United States based manufacturer of pneumatic and hydraulic quick coupling solutions and leak-free connectors used in industrial, construction, mining, defense, energy and power applications.

Chloride Phoenixtec Electronics	October 12, 2010	Electrical Rest of World	$25 for the year ended September 30, 2010
A China manufacturer of UPS systems. Eaton acquired the remaining shares to increase its ownership from 50% to 100%.

CopperLogic, Inc.	October 1, 2010	Electrical Americas	$35 for the year ended September 30, 2010
A Canadian manufacturer of electrical and electromechanical systems.

Wright Line Holding, Inc.	August 25, 2010	Electrical Americas	$101 for the year ended June 30, 2010
A United States provider of customized enclosures, rack systems, and air-flow management systems to store, power, and secure mission-critical IT data center electronics.

EMC Engineers, Inc.	July 15, 2010	Electrical Americas	$24 for 2009
A United States energy engineering and energy services company that delivers energy efficiency solutions for a wide range of governmental, educational, commercial and industrial facilities.

Sale of Apex Tool Group, LLC
In July 2010, Cooper formed a joint venture, named Apex Tool Group, LLC (Apex), with Danaher Corporation (Danaher). Apex was formed by combining Cooper’s tools business with certain tools businesses from Danaher’s Tools and Components segment. Cooper and Danaher each owned a 50% interest in the joint venture, had equal representation on its board of directors and had a 50% voting interest in the joint venture.
On October 10, 2012, Cooper and Danaher announced they had entered into a definitive agreement to sell Apex to Bain Capital for approximately $1.6 billion subject to post-closing adjustments. On February 1, 2013, the sale of Apex was completed.

Note 3.	ACQUISITION INTEGRATION AND RESTRUCTURING CHARGES
Acquisition Integration Charges and Transaction Costs
Eaton incurs integration charges and transaction costs related to acquired businesses. A summary of these charges follows:

	2012	2011	2010
Acquisition integration charges
Electrical Americas	$7	$8	$2
Electrical Rest of World	8	2	33
Cooper	2	—	—
Hydraulics	16	4	1
Aerospace	—	—	4
Total business segments	33	14	40
Corporate	11	—	—
Total acquisition integration charges	$44	$14	$40

Transaction costs
Corporate	$106	$—	$—
Financing fees	72	—	—
Total transaction costs	$178	$—	$—

Total acquisition integration charges and transaction costs before income taxes	$222	$14	$40
Total after income taxes	$167	$10	$27
Per ordinary share - diluted	$0.48	$0.03	$0.08
Integration charges in 2012 were related primarily to Polimer Kauçuk Sanayi ve Pazarlama A.Ş. (SEL), Jeil Hydraulics, Cooper and Internormen Technology Group. Integration charges in 2011 were related primarily to CopperLogic, Tuthill Coupling Group, Wright Line Holding, EMC Engineers and Internormen Technology Group. Integration charges in 2010 were related primarily to Moeller and Phoenixtec. These charges were included in Cost of products sold or Selling and administrative expense, as appropriate.
Corporate integration charges in 2012 were related primarily to the acquisition of Cooper. These charges were included in Selling and administrative expense. In Business Segment Information the charges were included in Other corporate expense-net.
Acquisition-related transaction costs, such as investment banking, legal and other professional fees are not included as a component of consideration transferred in an acquisition, but are expensed as incurred. Acquisition-related transaction costs in 2012 were related primarily to the acquisition of Cooper. These charges were included in Selling and administrative expense, Interest expense-net and Other expense (income)-net. In Business Segment Information the charges were included in Interest expense-net and Other corporate expense-net.
See Note 2 for additional information about Cooper and other business acquisitions.

Restructuring Charges
During the fourth quarter of 2012, Eaton undertook restructuring activities to improve the efficiency of certain businesses. These actions resulted in a charge of $50, comprised of severance costs totaling $34 and other non-cash expenses totaling $16.  These charges were included in Cost of products sold or Selling and administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment. See Note 14 for additional information about business segments. As of December 31, 2012, the liability related to these restructuring actions totaled $34 and is expected to be paid out during the first half 2013.

Note 4.	GOODWILL AND OTHER INTANGIBLE ASSETS
A summary of goodwill follows:

	2012	2011
Electrical Americas	$2,677	$2,043
Electrical Rest of World	1,188	981
Cooper	7,725	—
Hydraulics	1,404	1,116
Aerospace	1,045	1,040
Truck	149	150
Automotive	208	207
Total goodwill	$14,396	$5,537
The increase in goodwill in 2012 was primarily due to the acquisition of Cooper, which totaled $8,504. As a result of benefiting from the anticipated synergies of acquiring Cooper, $601 and $191 of the total goodwill from the acquisition of Cooper was allocated to the Electrical Americas and Electrical Rest of World reporting units, respectively. Excluding the impact of the acquisition of Cooper, the increase in goodwill in 2012 was primarily due to other business acquisitions and currency translation. For additional information regarding Cooper and other business acquisitions, see Note 2.
A summary of other intangible assets follows:

	2012		2011
	Historical cost	Accumulated amortization	Historical cost	Accumulated amortization
Intangible assets not subject to amortization (primarily trademarks)	$1,296		$451

Intangible assets subject to amortization
Customer relationships	$4,100	$428	$1,173	$322
Patents and technology	1,500	325	849	308
Other	792	156	481	132
Total other intangible assets	$6,392	$909	$2,503	$762
Amortization expense related to intangible assets subject to amortization in 2012, and estimated amortization expense for each of the next five years, follows:

2012	$186
2013	420
2014	413
2015	409
2016	405
2017	402

Other Intangible Assets Related to the Acquisition of Cooper
The preliminary estimated fair values of other intangible assets acquired in the Cooper transaction included in the table above were determined using an income valuation approach, which requires a forecast of expected future cash flows either through the use of the relief-from-royalty method or the multi-period excess earnings method. The estimated useful lives are based on Eaton's historical experience. These estimated fair values and useful lives are subject to change upon completion of the final valuation. Changes in fair value of the acquired intangible assets may be material. The estimated fair value of these identifiable intangible assets, their estimated useful lives and valuation methodology are as follows:

	Fair value	Useful life	Valuation method
Trade names (indefinite-lived)	$845	N/A	Relief-from-royalty
Trade names	307	3-15	Relief-from-royalty
Customer relationships	2,780	14-20	Multi-period excess earnings
Technology	645	8-15	Relief-from-royalty
	$4,577

Note 5.	DEBT
A summary of long-term debt, including the current portion, follows:

	2012	2011
5.75% notes due 2012	$—	$300
4.90% notes due 2013 ($200 converted to floating rate by interest rate swap)	300	300
5.95% notes due 2014 ($100 converted to floating rate by interest rate swap)	250	250
Floating rate notes due 2014 ($300 converted to fixed rate by interest rate swap)	300	300
5.45% debentures due 2015	300	—
4.65% notes due 2015	100	100
0.95% senior notes due 2015	600	—
2.375% debentures due 2016	250	—
5.30% notes due 2017 ($150 converted to floating rate by interest rate swap)	250	250
6.10% debentures due 2017	300	—
1.50% senior notes due 2017	1,000	—
5.60% notes due 2018 ($415 converted to floating rate by interest rate swap)	450	450
4.215% Japanese Yen notes due 2018	116	129
6.95% notes due 2019 ($300 converted to floating rate by interest rate swap)	300	300
3.875% debentures due 2020	250	—
3.47% notes due 2021	300	—
8.10% debentures due 2022	100	100
2.75% senior notes due 2022	1,600	—
3.68% notes due 2023	300	—
6.50% debentures due 2025	145	145
7.65% debentures due 2029 ($50 converted to floating rate by interest rate swap)	200	200
4.00% senior notes due 2032	700	—
5.45% debentures due 2034 ($25 converted to floating rate by interest rate swap)	140	140
5.80% notes due 2037	240	240
4.15% senior notes due 2042	1,000	—
5.25% to 12.5% notes (maturities ranging from 2012 to 2035)	255	266
Other	330	217
Total long-term debt	10,076	3,687
Less current portion of long-term debt	(314)	(321)
Long-term debt less current portion	$9,762	$3,366

Short-term debt of $757 at December 31, 2012 included an outstanding borrowing of $669 on a $6.75 billion, 364-day bridge facility, as described below, $75 of short-term commercial paper in the United States which had a weighted-average interest rate of 0.50%, $9 of other short-term debt in the United States, and $4 of short-term debt outside the United States. Short-term debt of $86 at December 31, 2011 included $75 of short-term commercial paper in the United States which had a weighted-average interest rate of 0.45%, $10 of other short-term debt in the United States, and $1 of short-term debt outside the United States. Borrowings outside the United States are generally denominated in local currencies. Operations outside the United States had available short-term lines of credit of $2,099 from various banks worldwide at December 31, 2012.
On November 30, 2012, the closing date of the acquisition of Cooper, Eaton borrowed $1,669 on a $6.75 billion, 364-day bridge facility (the Facility) which was obtained on May 21, 2012. The Facility was obtained to finance a portion of the cash paid to acquire Cooper and was available in a single draw on the closing date of the acquisition. At December 31, 2012, $669 remained outstanding. Related deferred financing fees totaled $69, of which $68 have been amortized in Interest expense-net as of December 31, 2012. On February 1, 2013, Eaton repaid the outstanding balance on the Facility.
On November 14, 2012, Eaton issued senior notes (the Senior Notes) totaling $4,900 related to financing the cash portion of the acquisition of Cooper. The Senior Notes are comprised of five tranches which mature in 2015, 2017, 2022, 2032 and 2042, with interest payable semi-annually at a respective rate of 0.95%, 1.50%, 2.75%, 4.00% and 4.15%. Eaton received proceeds totaling $4,853 from the issuance, net of financing costs and nominal discounts. The Senior Notes are fully and unconditionally guaranteed on an unsubordinated, unsecured basis by Eaton and certain of its direct and indirect subsidiaries. The Senior Notes contain an optional redemption provision by which the Company may make an offer to purchase all or any part of the Senior Notes at a purchase price of the greater of (a) 100% of the principal amount of the respective Senior Notes being redeemed, or (b) the sum of the present values of the respective remaining scheduled payments of principal and interest, discounted to the redemption date on a semi-annual basis, plus basis points ranging from 10 to 25 based on the respective Senior Note tranche. The Senior Notes also contain a change of control provision which requires the Company to make an offer to purchase all or any part of the Senior Notes at a purchase price of 101% of the principal amount plus accrued and unpaid interest. The Senior Notes are required to be registered within 360 days of issuance and are subject to penalties for failure to comply with this provision. At December 31, 2012, capitalized deferred financing fees total $40. The capitalized deferred financing fees and nominal discounts are amortized in Interest expense-net over the respective terms of the Senior Notes. The Senior Notes are subject to customary non-financial covenants.
On June 28, 2012, Eaton received proceeds totaling $600 from the private issuance of $300, 3.47% notes due June 28, 2021 and $300, 3.68% notes due June 28, 2023 (collectively, the Notes). Interest is payable semi-annually. The Notes contain a change of control provision which requires the Company to make an offer to purchase all or any part of the Notes at a purchase price of 100% of the principal amount plus accrued and unpaid interest. The Notes are subject to certain customary covenants and are fully and unconditionally guaranteed by Eaton and certain of its direct and indirect subsidiaries.
On June 14, 2012, Eaton refinanced a $500, three-year revolving credit facility and a $500, five-year revolving credit facility with a $750 three-year revolving credit facility that will expire June 14, 2015 and a $750, five-year revolving credit facility that will expire June 14, 2017, respectively. On June 16, 2011, Eaton refinanced a $500, five-year revolving credit facility that had been set to expire on September 1, 2011. The new $500, five-year revolving credit facility will expire June 16, 2016. The 2012 refinancings increased long-term revolving credit facilities from $1,500 to $2,000. The revolving credit facilities are used to support commercial paper borrowings and are fully and unconditionally guaranteed by Eaton and certain of its direct and indirect subsidiaries, including Cooper. There were no borrowings outstanding under Eaton's revolving credit facilities at December 31, 2012 or 2011.
On June 16, 2011, Eaton issued $300 floating rate senior unsecured Notes due June 16, 2014 (the Floating Rate Notes). The Floating Rate Notes bear interest annually at a floating rate, reset quarterly, equal to the three-month LIBOR rate for U.S. dollars plus 0.33%. Interest is payable quarterly in arrears. The Floating Rate Notes contain a provision which requires the Company to make an offer to purchase all or any part of the Floating Rate Notes at a purchase price of 101% of the principal amount plus accrued and unpaid interest if certain change of control events occur. The Floating Rate Notes are subject to customary non-financial covenants.
Eaton is in compliance with each of its debt covenants for all periods presented. Eaton Corporation and Cooper each issued guarantees on November 30, 2012 and January 8, 2013, respectively, on all material outstanding debt of the other.

Mandatory maturities of long-term debt for each of the next five years follow:

2013	$314
2014	568
2015	1,008
2016	261
2017	1,551
Interest paid on debt follows:

2012	$276
2011	174
2010	170

Note 6.	RETIREMENT BENEFITS PLANS
Eaton has defined benefits pension plans and other postretirement benefits plans.
Obligations and Funded Status

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
	2012	2011	2012	2011	2012	2011
Funded status
Fair value of plan assets	$2,607	$1,664	$1,248	$989	$146	$156
Benefit obligations	(3,817)	(2,899)	(2,006)	(1,505)	(940)	(853)
Funded status	$(1,210)	$(1,235)	$(758)	$(516)	$(794)	$(697)

Amounts recognized in the Consolidated Balance Sheets
Non-current assets	$—	$—	$71	$78	$—	$—
Current liabilities	(15)	(12)	(27)	(24)	(62)	(55)
Non-current liabilities	(1,195)	(1,223)	(802)	(570)	(732)	(642)
Total	$(1,210)	$(1,235)	$(758)	$(516)	$(794)	$(697)

Amounts recognized in Accumulated other comprehensive loss (pretax)
Net actuarial loss	$1,618	$1,601	$550	$348	$269	$257
Prior service cost (credit)	1	1	9	10	(7)	(9)
Other	2	—	—	—	—	—
Total	$1,621	$1,602	$559	$358	$262	$248

Change in Benefit Obligations

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
	2012	2011	2012	2011	2012	2011
Balance at January 1	$2,899	$2,458	$1,505	$1,460	$853	$826
Service cost	115	93	50	48	17	15
Interest cost	134	132	77	78	38	41
Actuarial loss	264	346	196	26	34	41
Gross benefits paid	(132)	(131)	(78)	(82)	(94)	(101)
Currency translation	—	—	54	(23)	—	(1)
Acquisitions	536	—	201	—	64	—
Other	1	1	1	(2)	28	32
Balance at December 31	$3,817	$2,899	$2,006	$1,505	$940	$853

Accumulated benefit obligation	$3,639	$2,762	$1,878	$1,364
Change in Plan Assets

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
	2012	2011	2012	2011	2012	2011
Balance at January 1	$1,664	$1,572	$989	$937	$156	$—
Actual return on plan assets	293	(41)	86	39	13	2
Employer contributions	311	264	102	108	43	223
Gross benefits paid	(132)	(131)	(78)	(82)	(94)	(101)
Currency translation	—	—	39	(6)	—	—
Acquisitions	471	—	128	—	—	—
Other	—	—	(18)	(7)	28	32
Balance at December 31	$2,607	$1,664	$1,248	$989	$146	$156
The components of pension plans with an accumulated benefit obligation in excess of plan assets at December 31 follow:

	United States pension liabilities		Non-United States pension liabilities
	2012	2011	2012	2011
Projected benefit obligation	$3,817	$2,899	$1,405	$990
Accumulated benefit obligation	3,639	2,762	1,300	925
Fair value of plan assets	2,607	1,664	657	446

Changes in pension and other postretirement benefit liabilities recognized in Accumulated other comprehensive loss follow:

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
	2012	2011	2012	2011	2012	2011
Balance at January 1	$1,602	$1,142	$358	$319	$248	$221
Prior service cost arising during the year	1	1	—	4	—	—
Net loss arising during the year	154	551	205	58	27	39
Currency translation	—	—	15	(5)	—	—
Less amounts included in expense during the year	(138)	(92)	(19)	(18)	(13)	(12)
Other	2	—	—	—	—	—
Net change for the year	19	460	201	39	14	27
Balance at December 31	$1,621	$1,602	$559	$358	$262	$248
Benefits Expense

	United States pension benefit expense			Non-United States pension benefit expense			Other postretirement benefits expense
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Service cost	$115	$93	$80	$50	$48	$39	$17	$15	$16
Interest cost	134	132	131	77	78	69	38	41	46
Expected return on plan assets	(183)	(164)	(156)	(77)	(70)	(62)	(6)	—	—
Amortization	118	75	53	15	13	8	13	12	10
	184	136	108	65	69	54	62	68	72
Curtailment loss	—	—	1	1	1	—	—	—	—
Settlement loss	20	17	16	3	4	—	—	—	—
Total expense	$204	$153	$125	$69	$74	$54	$62	$68	$72
The estimated pretax net amounts that will be recognized from Accumulated other comprehensive loss into net periodic benefit cost in 2013 follow:

	United States pension liabilities	Non-United States pension liabilities	Other postretirement liabilities
Actuarial loss	$176	$27	$15
Prior service cost (credit)	—	1	(2)
Total	$176	$28	$13
Retirement Benefits Plans Assumptions
Pension Plans

	United States pension plans			Non-United States pension plans
	2012	2011	2010	2012	2011	2010
Assumptions used to determine benefit obligation at year-end
Discount rate	3.97%	4.70%	5.50%	4.17%	5.12%	5.40%
Rate of compensation increase	3.16%	3.15%	3.61%	3.09%	3.62%	3.63%

Assumptions used to determine expense
Discount rate	4.70%	5.50%	6.00%	5.12%	5.40%	5.59%
Expected long-term return on plan assets	8.50%	8.50%	8.95%	7.10%	7.17%	7.20%
Rate of compensation increase	3.15%	3.61%	3.62%	3.62%	3.63%	3.58%

The expected long-term rate of return on pension assets was determined for each country and reflects long-term historical data taking into account each plan's target asset allocation. The discount rate was determined using appropriate bond data for each country.
Other Postretirement Benefits Plans
Substantially all of the obligation for other postretirement benefits plans relates to United States plans. Assumptions used to determine other postretirement benefits obligations and expense follow:

	Other postretirement benefits plans
	2012	2011	2010
Assumptions used to determine benefit obligation at year-end
Discount rate	3.79%	4.60%	5.20%
Health care cost trend rate assumed for next year	6.96%	7.60%	8.10%
Ultimate health care cost trend rate	4.53%	4.50%	4.50%
Year ultimate health care cost trend rate is achieved	2022	2020	2020

Assumptions used to determine expense
Discount rate	4.60%	5.20%	5.70%
Initial health care cost trend rate	7.60%	8.10%	8.30%
Ultimate health care cost trend rate	4.50%	4.50%	4.75%
Year ultimate health care cost trend rate is achieved	2020	2020	2017
Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plans. A 1-percentage point change in the assumed health care cost trend rates would have the following effects:

	1% increase	1% decrease
Effect on total service and interest cost	$1	$(1)
Effect on other postretirement liabilities	22	(20)
Employer Contributions to Retirement Benefits Plans
Contributions to pension plans that Eaton expects to make in 2013, and made in 2012, 2011 and 2010, follow:

	2013	2012	2011	2010
United States plans	$191	$311	$264	$313
Non-United States plans	112	102	108	90
Total contributions	$303	$413	$372	$403
During 2011, Eaton contributed $154 into a Voluntary Employee Benefit Association (VEBA) trust for the pre-funding of postretirement Medicare Part D prescription drug benefits for the Company's eligible United States employees and retirees.

The following table provides the estimated pension and other postretirement benefit payments for each of the next five years, and the five years thereafter in the aggregate. For other postretirement benefits liabilities, the expected subsidy receipts relate to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, which would reduce the gross payments listed below.

	Estimated United States pension payments	Estimated non-United States pension payments	Estimated other postretirement benefit payments
			Gross	Medicare prescription drug subsidy
2013	$228	$89	$93	$(7)
2014	405	90	91	(6)
2015	255	92	84	(6)
2016	272	95	81	(5)
2017	279	98	77	(5)
2018 - 2022	1,473	535	328	(13)
Pension lump-sum payments in 2013 are restricted to 50% due to limitations imposed by the Pension Protection Act.
Pension Plan Assets
Investment policies and strategies are developed on a country specific basis. The United States plans, representing 68% of worldwide pension assets, and the United Kingdom plans representing 26% of worldwide pension assets, are invested primarily for growth, as the majority of the assets are in open plans with active participants and ongoing accruals. In general, the plans have their primary allocation to diversified, global equities, primarily through index funds in the form of common collective trusts. The United States plans' target allocation is 39% United States equities, 30% non-United States equities, 4% real estate (primarily equity of real estate investment trusts) and 27% debt securities and other, including cash equivalents. The United Kingdom plans' target asset allocations are 62% equities and the remainder in debt securities. The equity risk for the plans is managed through broad geographic diversification and diversification across industries and levels of market capitalization. The majority of debt allocations for these plans are longer duration government (including inflation protected securities) and corporate debt. The United States pension plans are authorized to use derivatives to achieve more economically desired market exposures and to use futures, swaps and options to gain or hedge exposures.
Other Postretirement Benefits Plan Assets
The VEBA trust which holds U.S. other postretirement benefits plan assets has investment guidelines that include allocations to global equities and fixed income investments. The trust's target investment allocation is 50% diversified global equities and 50% fixed income securities. The fixed income securities are primarily comprised of intermediate term, high quality, dollar denominated, fixed income instruments. The equity allocation is invested in a diversified global equity index fund in the form of a collective trust.
Fair Value Measurements
Financial instruments included in pension and other postretirement benefits plan assets are categorized into a fair value hierarchy of three levels, based on the degree of subjectivity inherent in the valuation methodology as follows:

Level 1 -	Quoted prices (unadjusted) for identical assets in active markets.

Level 2 -	Quoted prices for similar assets in active markets, and inputs that are observable for the asset, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 -	Unobservable prices or inputs.

Pension Plans
A summary of the fair value of pension plan assets at December 31, 2012 and 2011, follows:

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
2012
Common collective trusts
Non-United States equity and global equities	$1,313	$—	$1,313	$—
United States equity	978	—	978	—
Fixed income	538	—	538	—
Long duration funds	61	—	61	—
Exchange traded funds	43	—	43	—
Fixed income securities	331	—	331	—
United States treasuries	143	143	—	—
Real estate	124	119	—	5
Equity securities	104	104	—	—
Cash equivalents	140	7	133	—
Registered investment companies	40	40	—	—
Other	40	3	1	36
Total pension plan assets	$3,855	$416	$3,398	$41

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
2011
Common collective trusts
Non-United States equity and global equities	$925	$—	$925	$—
United States equity	642	—	642	—
Fixed income	263	—	263	—
Long duration funds	107	—	107	—
Fixed income securities	296	—	296	—
United States treasuries	120	120	—	—
Real estate	82	82	—	—
Equity securities	79	79	—	—
Cash equivalents	67	9	58	—
Registered investment companies	35	35	—	—
Other	37	2	—	35
Total pension plan assets	$2,653	$327	$2,291	$35

Other Postretirement Benefits Plans
A summary of the fair value of other postretirement benefits plan assets at December 31, 2012 and 2011, follows:

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
2012
Common collective trusts
Global equities	$75	$—	$75	$—
Fixed income securities	67	—	67	—
Cash equivalents	5	5	—	—
Total other postretirement benefits plan assets	$147	$5	$142	$—

2011
Common collective trusts
Global equities	$52	$—	$52	$—
Fixed income securities	50	—	50	—
Cash equivalents	54	54	—	—
Total other postretirement benefits plan assets	$156	$54	$102	$—
Valuation Methodologies
Following is a description of the valuation methodologies used for pension and other postretirement benefits plan assets measured at fair value. There have been no changes in the methodologies used at December 31, 2012 and 2011.
Common collective trusts - Valued at the net unit value of units held by the trust at year end. The unit value is determined by the total value of fund assets divided by the total number of units of the fund owned. The equity investments in collective trusts are predominantly in index funds for which the underlying securities are actively traded in public markets based upon readily measurable prices.
Fixed income securities - These securities consist of publicly traded United States and non-United States fixed interest obligations (principally corporate and government bonds and debentures). The fair value of corporate and government debt securities is determined through third-party pricing models that consider various assumptions, including time value, yield curves, credit ratings and current market prices. The Company verifies the results of trustees or custodians and evaluates the pricing classification of these securities by performing analyses using other third-party sources.
United States treasuries - Valued at the closing price of each security.
Real estate and equity securities - These securities consist of direct investments in the stock of publicly traded companies. Such investments are valued based on the closing price reported in an active market on which the individual securities are traded. As such, the direct investments are classified as Level 1.
Cash equivalents - Primarily certificates of deposit, commercial paper and repurchase agreements.
Registered investment companies - Valued at the closing price of the exchange traded fund's shares.
Other - Primarily insurance contracts for international plans and also futures contracts and over-the-counter options. These investments are valued based on the closing prices of future contracts or indices as available on the Bloomberg or similar service, and private equity investments.
For additional information regarding fair value measurements, see Note 11.

Defined Contribution Plans
The Company has various defined contribution benefit plans, primarily consisting of the Eaton Savings Plan in the United States. The total contributions related to these plans are charged to expense and were as follows:

2012	$74
2011	65
2010	33
Following the acquisition of Cooper, the Cooper Retirement Savings and Stock Ownership Plan Trust, which had been a Cooper shareholder, purchased 3.2 million newly issued ordinary shares of Eaton for an aggregate purchase price of $166 on December 5, 2012, using the cash portion of the acquisition proceeds it received for its Cooper shares. The purchase price was $51.26 per share, which was the approximate closing per share price of Eaton shares on the New York Stock Exchange on December 4, 2012. There were no underwriting discounts or commissions in connection with the purchase. The transaction was completed pursuant to an exemption found under Section 4(2) of The Securities Act of 1933, as amended.

Note 7.	COMMITMENTS AND CONTINGENCIES
Legal Contingencies
Eaton is subject to a broad range of claims, administrative and legal proceedings such as lawsuits that relate to contractual allegations, tax audits, patent infringement, personal injuries (including asbestos claims), antitrust matters and employment-related matters. Although it is not possible to predict with certainty the outcome or cost of these matters, the Company believes they will not have a material effect on the consolidated financial statements.
In December 2010, a Brazilian court held that a judgment obtained by a Brazilian company, Raysul, against another Brazilian company, Saturnia, which was sold by Eaton in 2006, could be enforced against Eaton Ltda. This judgment is based on an alleged violation of an agency agreement between Raysul and Saturnia. At December 31, 2012, the Company has a total accrual of 79 Brazilian Reais related to this matter ($39 based on current exchange rates), comprised of 60 Brazilian Reais recognized in the fourth quarter of 2010 ($30 based on current exchange rates) with an additional 19 Brazilian Reais recognized through December 31, 2012 ($9 based on current exchange rates) due to subsequent accruals for interest and inflation. The Company expects that any sum it may be required to pay in connection with this matter will not exceed the amount of the recorded liability. In 2010, Eaton filed motions for clarification with the Brazilian court of appeals which were denied on April 6, 2011. Eaton Holding and Eaton Ltda. filed appeals on various issues to the Superior Court of Justice in Brasilia. All appeals have been accepted by the Superior Court of Justice and will be heard in due course.
On October 5, 2006, ZF Meritor LLC and Meritor Transmission Corporation (collectively, Meritor) filed an action against Eaton in the United States District Court for Delaware. The action sought damages, which would be trebled under United States antitrust laws, as well as injunctive relief and costs. The suit alleged that Eaton engaged in anti-competitive conduct against Meritor in the sale of heavy-duty truck transmissions in North America. Following a four week trial on liability only, on October 8, 2009, the jury returned a verdict in favor of Meritor. Eaton firmly believes that it competes fairly and honestly for business in the marketplace, and that at no time did it act in an anti-competitive manner. During an earlier stage in the case, the judge concluded that damage estimates contained in a report filed by Meritor were not based on reliable data and the report was specifically excluded from the case. On November 3, 2009, Eaton filed a motion for judgment as a matter of law and to set aside the verdict. That motion was denied on March 10, 2011. On March 14, 2011, Eaton filed a motion for entry of final judgment of liability, zero damages and no injunctive relief. That motion was denied on June 9, 2011. On August 19, 2011, the Court entered final judgment of liability but awarded zero damages to plaintiffs. The Court also entered an injunction prohibiting Eaton from offering rebates or other incentives based on purchasing targets but stayed the injunction pending appeal. Eaton appealed the liability finding and the injunction to the Third Circuit Court of Appeals. Meritor cross-appealed the finding of zero damages. On September 28, 2012, the Court of Appeals affirmed the District Court's denial of Eaton's motion for judgment as a matter of law, and let stand the jury verdict in favor of Meritor. The Third Circuit also ruled that the plaintiffs' damages report was properly excluded, but reversed the judgment of zero damages and ordered that the District Court must allow plaintiffs a limited opportunity to amend the damages report, which may be re-considered for reliability and admissibility. Injunctive relief also was vacated. An estimate of any potential loss related to this action cannot be made at this time.

Environmental Contingencies
Eaton has established policies to ensure that its operations are conducted in keeping with good corporate citizenship and with a positive commitment to the protection of the natural and workplace environments. The Company's manufacturing facilities are required to be certified to ISO 14001, an international standard for environmental management systems. The Company routinely reviews EHS performance at each of its facilities and continuously strives to improve pollution prevention.
Eaton is involved in remedial response and voluntary environmental remediation at a number of sites, including certain of its currently-owned or formerly-owned plants. The Company has also been named a potentially responsible party under the United States federal Superfund law at a number of disposal sites. The Company became involved in these sites through the Company's voluntary decision, in connection with business acquisitions, or as a result of government action. At the end of 2012, the Company was involved with a total of 142 sites worldwide, including the Superfund sites mentioned above, with none of these sites being individually significant to the Company.
Remediation activities, generally involving soil and/or groundwater contamination, include pre-cleanup activities such as fact finding and investigation, risk assessment, feasibility study, design and action planning, performance (where actions may range from monitoring, to removal of contaminants, to installation of longer-term remediation systems), and operation and maintenance of a remediation system. The extent of expected remediation activities and costs varies by site. A number of factors affect the cost of environmental remediation, including the number of parties involved at a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing advancement of remediation technology. Taking these factors into account, Eaton has estimated the costs of remediation, which will be paid over a period of years. The Company accrues an amount on an undiscounted basis, consistent with the estimates of these costs when it is probable that a liability has been incurred. Actual results may differ from these estimates. At December 31, 2012 and 2011, the Company had an accrual totaling $125 and $62, respectively, for these costs.
Based upon Eaton's analysis and subject to the difficulty in estimating these future costs, the Company expects that any sum it may be required to pay in connection with environmental matters is not reasonably possible to exceed the recorded liability by an amount that would have a material effect on its financial position, results of operations or cash flows.
Warranty Accruals
A summary of the current and long-term warranty accruals follows:

	2012	2011	2010
Balance at January 1	$158	$153	$147
Provision	85	98	99
Settled	(84)	(94)	(91)
Acquisitions and other	21	1	(2)
Balance at December 31	$180	$158	$153
Lease Commitments
Eaton leases certain real properties and equipment. A summary of minimum rental commitments at December 31, 2012 under noncancelable operating leases, which expire at various dates and in most cases contain renewal options, for each of the next five years and thereafter in the aggregate, follow:

2013	$174
2014	137
2015	101
2016	73
2017	59
Thereafter	85
Total noncancelable lease commitments	$629

A summary of rental expense follows:

2012	$199
2011	194
2010	172

Note 8.	INCOME TAXES
Income before income taxes and income tax expense are summarized below based on the geographic location of the operation to which such earnings and income taxes are attributable. Certain Eaton operations outside the United States are subject to both United States as well as non-United States income tax regulations. As a result, income before tax by location and the components of income tax expense by taxing jurisdiction are not directly related. For purposes of this note, non-United States operations include Puerto Rico.

	Income before income taxes
	2012	2011	2010
United States	$138	$375	$114
Non-United States	1,113	1,178	922
Total income before income taxes	$1,251	$1,553	$1,036

	Income tax expense (benefit)
	2012	2011	2010
Current
United States
Federal	$1	$85	$(2)
State and local	5	2	1
Non-United States	130	186	107
Total current income tax expense	136	273	106

Deferred
United States
Federal	39	(2)	95
State and local	2	8	(15)
Non-United States	(146)	(78)	(87)
Total deferred income tax benefit	(105)	(72)	(7)
Total income tax expense	$31	$201	$99

Reconciliations of income taxes from the United States federal statutory rate of 35% to the consolidated effective income tax rate follow:

	2012	2011	2010
Income taxes at the United States federal statutory rate	35.0%	35.0%	35.0%

United States operations
State and local income taxes	0.6%	0.2%	(0.1)%
Deductible dividends	(0.7)%	(0.5)%	(0.6)%
Deductible interest	(0.8)%	(0.5)%	(0.8)%
Credit for research activities	—%	(1.0)%	(1.4)%
Impact of Health Care Reform and Education Reconciliation Act and pre-funding on taxation associated with Medicare Part D	—%	(0.9)%	2.2%
Other-net	2.7%	0.5%	1.4%

Non-United States operations
United States foreign tax credit	(12.4)%	(2.3)%	(6.4)%
Non-United States operations (earnings taxed at other than the United States tax rate)	(14.9)%	(15.5)%	(13.9)%

Worldwide operations
Adjustments to tax liabilities	(5.7)%	(0.8)%	(1.2)%
Adjustments to valuation allowances	(1.3)%	(1.3)%	(4.7)%
Effective income tax expense rate	2.5%	12.9%	9.5%
During 2012, income tax expense of $31 was recognized (an effective tax rate of 2.5%) compared to $201 for 2011 (an effective tax rate of 12.9%) and $99 for 2010 (an effective tax rate of 9.5%). The lower effective tax rate for 2012, compared to 2011, was primarily attributable to realization of a significant international tax benefit from actions taken after the acquisition of Cooper, enhanced foreign tax credit utilization, lower tax provisions in several international locations associated with restructuring actions, and greater levels of income in lower tax jurisdictions.
On January 2, 2013, the President of the United States signed the American Taxpayer Relief Act of 2012 (the Act) into law. The Act extended certain tax benefits retroactively to January 1, 2012. The extension of the credit for research activities and the non-U.S. source income look-through rules will provide tax benefits of approximately $20 related to 2012 which are required to be recognized in the first quarter of 2013.
With limited exceptions, no provision has been made for income taxes on undistributed earnings of non-United States subsidiaries of approximately $8 billion at December 31, 2012, since it is the Company's intention to indefinitely reinvest undistributed earnings of its non-United States subsidiaries. It is not practicable to estimate the additional income taxes and applicable withholding taxes that would be payable on the remittance of such undistributed earnings.
The Company's largest growth areas that require capital are in developing markets. The cash that is permanently reinvested is typically used to expand operations either organically or through acquisitions in such developing markets as well as other mature markets where the Company targets increased market share. The Company's United States operations normally generate cash flow sufficient to satisfy United States operating requirements. Dividends paid during 2012 from non-United States affiliates to the United States parent were not significant.
Worldwide income tax payments follow:

2012	$254
2011	191
2010	141

Deferred Income Tax Assets and Liabilities
Components of current and long-term deferred income taxes follow:

	2012		2011
	Current assets and liabilities	Long-term assets and liabilities	Current assets and liabilities	Long-term assets and liabilities
Accruals and other adjustments
Employee benefits	$92	$852	$114	$778
Depreciation and amortization	(100)	(2,356)	(2)	(498)
Other accruals and adjustments	476	290	293	77
Other items	—	145	—	(4)
United States federal income tax loss carryforwards	—	6	—	7
United States federal income tax credit carryforwards	—	156	—	251
United States state and local tax loss carryforwards and tax credit carryforwards	—	71	—	65
Non-United States tax loss carryforwards	—	1,591	—	417
Non-United States income tax credit carryforwards	—	67	—	95
Valuation allowance for income tax loss and income tax credit carryforwards	(61)	(1,521)	—	(441)
Other valuation allowances	(7)	(71)	(7)	(55)
Total deferred income taxes	$400	$(770)	$398	$692
At December 31, 2012, deferred tax liabilities of $49 are included within Other current liabilities.
At the end of 2012, United States federal income tax loss carryforwards and income tax credit carryforwards were available to reduce future United States federal income tax liabilities. These carryforwards and their expiration dates are summarized below:

	2013 through 2017	2018 through 2022	2023 through 2027	2028 through 2032	Not subject to expiration	Valuation allowance
United States federal income tax loss carryforwards	$—	$—	$15	$2	$—	$—
United States federal deferred income tax assets for income tax loss carryforwards	—	—	5	1	—	(5)
United States federal income tax credit carryforwards	—	51	—	68	37	(17)
United States state and local tax loss carryforwards and tax credit carryforwards with a future tax benefit are also available at the end of 2012. These carryforwards and their expiration dates are summarized below:

	2013 through 2017	2018 through 2022	2023 through 2027	2028 through 2032	Not subject to expiration	Valuation allowance
United States state and local deferred income tax assets for income tax carryforwards - net of federal tax effect	$6	$12	$15	$7	$—	$(16)
United States state and local income tax credit carryforwards - net of federal tax effect	7	10	6	4	4	(15)

At December 31, 2012, certain non-United States subsidiaries had tax loss carryforwards and income tax credit carryforwards that are available to offset future taxable income. These carryforwards and their expiration dates are summarized below:

	2013 through 2017	2018 through 2022	2023 through 2027	2028 through 2032	Not subject to expiration	Valuation allowance
Non-United States income tax loss carryforwards	$348	$148	$32	$27	$6,982	$—
Non-United States deferred income tax assets for income tax loss carryforwards	92	38	9	8	1,444	(1,509)
Non-United States income tax credit carryforwards	47	14	1	—	5	(7)
Recoverability of Deferred Income Tax Assets
Eaton is subject to the income tax laws in the jurisdictions in which it operates. In order to determine its income tax provision for financial statement purposes, Eaton must make significant estimates and judgments about its business operations in these jurisdictions. These estimates and judgments are also used in determining the deferred income tax assets and liabilities that have been recognized for differences between the financial statement and income tax basis of assets and liabilities, and income tax loss carryforwards and income tax credit carryforwards.
Management evaluates the realizability of deferred income tax assets for each of the jurisdictions in which it operates. If the Company experiences cumulative pretax income in a particular jurisdiction in the three-year period including the current and prior two years, management normally concludes that the deferred income tax assets will more likely than not be realizable and no valuation allowance is recognized, unless known or planned operating developments would lead management to conclude otherwise. However, if the Company experiences cumulative pretax losses in a particular jurisdiction in the three-year period including the current and prior two years, management then considers a series of factors in the determination of whether the deferred income tax assets can be realized. These factors include historical operating results, known or planned operating developments, the period of time over which certain temporary differences will reverse, consideration of the utilization of certain deferred income tax liabilities, tax law carryback capability in the particular country, prudent and feasible tax planning strategies, and estimates of future earnings and taxable income using the same assumptions as the Company's goodwill and other impairment testing. After evaluation of these factors, if the deferred income tax assets are expected to be realized within the tax carryforward period allowed for that specific country, management would conclude that no valuation allowance would be required. To the extent that the deferred income tax assets exceed the amount that is expected to be realized within the tax carryforward period for a particular jurisdiction, management would establish a valuation allowance.
Applying the above methodology, valuation allowances have been established for certain United States federal, state and local income, as well as certain non-United States, deferred income tax assets to the extent they are not expected to be realized within the particular tax carryforward period.
Unrecognized Income Tax Benefits
Eaton's historical policy has been to enter into tax planning strategies only if it is more likely than not that the benefit would be sustained upon audit. For example, the Company does not enter into any of the Internal Revenue Service (IRS) Listed Transactions as set forth in Treasury Regulation 1.6011-4.

A summary of gross unrecognized income tax benefits follows:

	2012	2011	2010
Balance at January 1	$236	$224	$197
Increases and decreases as a result of positions taken during prior years
Transfers to valuation allowances	—	—	(2)
Other increases	1	3	7
Other decreases, including currency translation	—	(14)	(31)
Balances related to acquired businesses	13	2	34
Increases as a result of positions taken during the current year	36	31	23
Decreases relating to settlements with tax authorities	—	(2)	—
Decreases as a result of a lapse of the applicable statute of limitations	(6)	(8)	(4)
Balance at December 31	$280	$236	$224
If all unrecognized tax benefits were recognized, the net impact on the provision for income tax expense would be $224.
As of December 31, 2012 and 2011, Eaton had accrued approximately $34 and $29, respectively, for the payment of worldwide interest and penalties. Eaton recognizes interest and penalties related to unrecognized income tax benefits in the provision for income tax expense. The Company has accrued penalties in jurisdictions where they are automatically applied to any deficiency, regardless of the merit of the position.
The resolution of the majority of Eaton's unrecognized income tax benefits is dependent upon uncontrollable factors such as law changes; the prospect of retroactive regulations; new case law; the willingness of the income tax authority to settle the issue, including the timing thereof; and other factors. Therefore, for the majority of unrecognized income tax benefits, it is not reasonably possible to estimate the increase or decrease in the next 12 months. For each of the unrecognized income tax benefits where it is possible to estimate the increase or decrease in the balance within the next 12 months, the Company does not anticipate any significant change.
Eaton or its subsidiaries file income tax returns in the United States and jurisdictions outside the United States. The IRS has completed their examination of Eaton Corporation and Includible Subsidiaries United States income tax returns for 2005 and 2006 and has issued a Statutory Notice of Deficiency (Notice) as discussed below. The statute of limitations on these tax years remains open to the extent of the tax assessment until the matter is resolved. During 2012, the IRS began their formal examination of the Eaton Corporation and Includible Subsidiaries United States income tax returns for 2007, 2008, and 2009. Eaton Corporation had previously agreed to extend the statute of limitations for the IRS to examine its United States income tax returns for 2007, 2008 and 2009 until December 31, 2013. The statute of limitations for tax year 2010 is open until September 15, 2014. The IRS examination of the Cooper Industries and Includible Subsidiaries United States income tax returns for 2009 and 2010 was completed and settled during 2012 without significant effect on the consolidated financial statements. The statute of limitations remains open for tax year 2009 and 2010 until September 15, 2013 and September 15, 2014, respectively. During 2012, the IRS began their formal examination of the Cooper Industries and Includible Subsidiaries United States income tax return for 2011. The statute of limitations for tax year 2011 is open for examination until September 15, 2015.
Eaton is also under examination for the income tax filings in various state and non-United States jurisdictions. With only a few exceptions, Eaton Corporation and Includible Subsidiaries are no longer subject to state and local income tax examinations for years before 2008. State and local income tax returns will be reopened to the extent of United States federal income tax adjustments, if any, going back to 2005 when those audit years are finalized. Some states will not limit their assessment to the United States federal adjustments, and will require the opening of the entire tax year. In addition, with only a few exceptions, Cooper Industries and Includible Subsidiaries are no longer subject to United States state and local income tax examinations for years before 2008. With only a few exceptions, the non-United States subsidiaries of both Eaton and Cooper are no longer subject to examinations for years before 2007.

At the end of the fourth quarter of 2011, the IRS issued a Notice for Eaton Corporation and Includible Subsidiaries 2005 and 2006 tax years. The Notice proposes assessments of $75 in additional taxes plus $52 in penalties related primarily to transfer pricing adjustments for products manufactured in the Company's facilities in Puerto Rico and the Dominican Republic and sold to affiliated companies located in the U.S., net of agreed credits and deductions. The Company has set its transfer prices for products sold between these affiliates at the same prices that the Company sells such products to third parties. The Notice was issued despite the IRS having previously recognized the validity of the Company's transfer pricing methodology by entering into two successive binding Advance Pricing Agreements (APAs) that approved and, in fact, required the application of the Company's transfer pricing methodology for the ten year period of 2001 through 2010. For the years 2001 through 2004, the IRS had previously accepted the transfer pricing methodology related to these APAs after a comprehensive review conducted in two separate audit cycles. On December 16, 2011, immediately prior to the Notice being issued, the IRS sent a letter to Eaton Corporation stating that it was canceling the APAs.
The Company firmly believes that the proposed assessments are without merit. The Company also believes that it was in full compliance with the terms of the two APAs and that the IRS's unilateral attempt to retroactively cancel these two binding contracts is also without merit and represents a breach of the two contracts. On February 29, 2012, the Company filed a Petition with the U.S. Tax Court in which it asserted that the transfer pricing established in the two APA contracts meets the arms-length standard set by the U.S. income tax law, that the transfer pricing the Company has used is in full compliance with U.S. income tax laws, and accordingly, that the two APA contracts should be enforced in accordance with their terms. On June 11, 2012, the Company filed a motion for partial summary judgment with the U.S. Tax Court, asking the U.S. Tax Court to find that the APAs are binding contracts and that the IRS has the burden of proving that it is entitled to cancel the APAs. On October 22, 2012, a hearing on the partial summary judgment motion was held at the U.S. Tax Court. A decision on the motion is pending. The Company believes that the ultimate resolution of this matter will not have a material adverse impact on its consolidated financial statements.
During 2010, Eaton Corporation received a significant tax assessment in Brazil for the tax years 2005 through 2008 that relates to the amortization of certain goodwill generated from the acquisition of third party businesses and corporate reorganizations. In this jurisdiction, the Company had previously filed and received a favorable tax ruling on the key aspects of the transaction not specifically covered by the plain meaning of the local tax statutes. The ruling request fully disclosed all steps of the transaction. The tax assessment is under review at the second of three administrative appeals levels. The first administrative appeal level made a 50% reduction in assessed penalties. The Company disagrees with the assessment and intends to litigate the matter if it is not resolved at the administrative appeals levels. Multiple outside advisors have stated that Brazilian tax authorities are raising the issue for most clients with similar facts and that the matter is expected to require at least 10 years to resolve. At this time, management believes that final resolution of the assessment will not have a material impact on the consolidated financial statements.

Note 9.	EATON SHAREHOLDERS' EQUITY
Eaton was incorporated under the laws of Ireland on May 10, 2012, and became the successor registrant to Eaton Corporation on November 30, 2012 in connection with the consummation of the acquisition of Cooper. Eaton Corporation shares were cancelled and exchanged for Eaton Corporation plc shares on a one-for-one basis. All the remaining unsold shares of Eaton Corporation were deregistered. On December 3, 2012, Eaton Corporation plc began trading on the New York stock exchange under the same symbol used by Eaton Corporation (“ETN”) prior to November 30, 2012. See Note 2 for additional information about the acquisition of Cooper.
At December 31, 2012, there were 750 million Eaton ordinary shares authorized ($0.01 par value per share), 470.7 million of which were issued and outstanding. Eaton's Memorandum and Articles of Association authorized 40 thousand deferred ordinary shares (€1.00 par value per share) and 10 thousand preferred A shares ($1.00 par value per share), all of which were issued and outstanding at the end of 2012, and 10 million serial preferred shares ($0.01 par value per share), none of which were outstanding at the end of 2012. At December 31, 2011, there were 500 million Eaton Corporation common shares authorized ($0.50 par value per share), 334.4 million of which were issued and outstanding at the end of 2011. At December 31, 2012, there were 20,570 holders of record of Eaton ordinary shares. Additionally, 27,852 current and former employees were shareholders through participation in the Eaton Savings Plan, Eaton Personal Investment Plan, Eaton Puerto Rico Retirement Savings Plan, and the Cooper Retirement Savings and Stock Ownership Plan.

Eaton Corporation had a common share repurchase program (2007 Program) that authorized the repurchase of 10 million common shares. In 2011, 8.3 million Eaton Corporation common shares were repurchased under the 2007 Program in the open market at a total cost of $343. On September 28, 2011, Eaton Corporation's Board of Directors approved a common share repurchase program (2011 Program) that replaced the 2007 Program and authorized the purchase of up to 20 million shares, not to exceed an aggregate purchase price of $1.25 billion. In connection with the acquisition of Cooper, Eaton assumed Eaton Corporation's share repurchase program. The ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels and other considerations. In 2012 and 2011, no ordinary or common shares were repurchased under the 2011 Program. No common shares were repurchased in the open market in 2010.
Eaton has deferral plans that permit certain employees and directors to defer a portion of their compensation. A trust contains $12 and $6 of ordinary shares and marketable securities, as valued at December 31, 2012 and 2011, respectively, to fund a portion of these liabilities. The marketable securities were included in Other assets and the ordinary shares were included in Shareholders' equity at historical cost.
On February 27, 2013, Eaton's Board of Directors declared a quarterly dividend of $0.42 per ordinary share, payable on March 22, 2013, to shareholders of record at the close of business on March 11, 2013.
Comprehensive Loss
Comprehensive loss consists primarily of net income, currency translation and related hedging instruments, changes in unrecognized costs of pension and other postretirement benefits, and changes in the effective portion of open derivative contracts designated as cash flow hedges. The following table summarizes the pre-tax and after-tax amounts recognized in Comprehensive loss:

	2012		2011		2010
	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Currency translation and related hedging instruments	$118	$109	$(252)	$(241)	$(78)	$(78)

Pensions and other postretirement benefits
Prior service cost arising during the year	(1)	(1)	(5)	(4)	(2)	(1)
Net loss arising during the year	(386)	(262)	(648)	(417)	(182)	(123)
Currency translation	(15)	(12)	5	4	5	5
Other	(2)	15	—	(15)	(4)	3
Amortization of prior service cost reclassified to earnings	170	108	122	79	87	54
	(234)	(152)	(526)	(353)	(96)	(62)

Cash flow hedges
Gain (loss) on derivatives designated as cash flow hedges	10	10	(28)	(21)	8	6
Changes in cash flow hedges reclassified to earnings	7	7	—	(1)	(8)	(6)
Cash flow hedges, net of reclassification adjustments	17	17	(28)	(22)	—	—
Other comprehensive loss attributable to Eaton ordinary shareholders	$(99)	$(26)	$(806)	$(616)	$(174)	$(140)

The changes in Accumulated other comprehensive loss attributable to Eaton ordinary shareholders, net of tax, as reported in the Consolidated Balance Sheets follow:

	Currency translation and related hedging instruments	Pensions and other postretirement benefits	Cash flow hedges	Accumulated other comprehensive loss
January 1, 2010	$(183)	$(1,032)	$7	$(1,208)
Comprehensive income (loss)	(78)	(62)	—	(140)
December 31, 2010	(261)	(1,094)	7	(1,348)
Comprehensive income (loss)	(241)	(353)	(22)	(616)
December 31, 2011	(502)	(1,447)	(15)	(1,964)
Comprehensive income (loss)	109	(152)	17	(26)
December 31, 2012	$(393)	$(1,599)	$2	$(1,990)
Net Income per Ordinary Share
A summary of the calculation of net income per ordinary share attributable to ordinary shareholders follows:

(Shares in millions)	2012	2011	2010
Net income attributable to Eaton ordinary shareholders	$1,217	$1,350	$929

Weighted-average number of ordinary shares outstanding-diluted	350.9	342.8	339.5
Less dilutive effect of equity-based compensation	3.1	4.5	4.0
Weighted-average number of ordinary shares outstanding-basic	347.8	338.3	335.5

Net income per ordinary share
Diluted	$3.46	$3.93	$2.73
Basic	3.54	3.98	2.76
In 2012, 2011 and 2010, 2.2 million, 1.5 million and 6.9 million stock options, respectively, were excluded from the calculation of diluted net income per ordinary share because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive.

Note 10.	EQUITY-BASED COMPENSATION
Exchange of Equity-Based Compensation
On November 30, 2012, in conjunction with the acquisition of Cooper, all Eaton Corporation equity-based compensation plans were assumed by Eaton, subject to the same terms and conditions except that reference to Eaton Corporation shares were changed to Eaton shares. Outstanding Eaton Corporation restricted share awards, other share-based awards and stock options were converted into the right to receive an equivalent equity award from Eaton. Eaton equity awards are subject to the same number of shares, terms and conditions as applicable to the original respective Eaton Corporation awards. See Note 2 for additional information related to the acquisition of Cooper.

Restricted Stock Units
Restricted stock units and awards (RSUs) have been issued to certain employees at fair market value at the date of grant. These awards entitle the holder to receive one ordinary share for each RSU upon vesting, generally over three or four years. A summary of the RSU activity for 2012 follows:

(Restricted stock units in millions)	Number of restricted stock units	Weighted-average fair value per award
Non-vested at January 1	4.8	$33.02
Granted	1.5	49.41
Vested	(2.7)	25.91
Forfeited	(0.2)	40.41
Non-vested at December 31	3.4	$42.47
Information related to RSUs follows:

	2012	2011	2010
Pretax expense for RSUs	$46	$50	$39
After-tax expense for RSUs	30	32	25
As of December 31, 2012, total compensation expense not yet recognized related to non-vested RSUs was $96, and the weighted-average period in which the expense is expected to be recognized is 2.2 years. Excess tax benefit for restricted stock units and other equity-based compensation totaled $18 for 2012.
Stock Options
Under various plans, stock options have been granted to certain employees and directors to purchase ordinary shares at prices equal to fair market value on the date of grant. Substantially all of these options vest ratably during the three-year period following the date of grant and expire 10 years from the date of grant. Compensation expense is recognized for stock options based on the fair value of the options at the date of grant and amortized on a straight-line basis over the period the employee or director is required to provide service.
The Company uses a Black-Scholes option pricing model to estimate the fair value of stock options. The principal assumptions utilized in valuing stock options include the expected stock price volatility (based on the most recent historical period equal to the expected life of the option); the expected option life (an estimate based on historical experience); the expected dividend yield; and the risk-free interest rate (an estimate based on the yield of United States Treasury zero coupon with a maturity equal to the expected life of the option). A summary of the assumptions used in determining the fair value of stock options follows:

	2012	2011	2010
Expected volatility	35%	33%	31%
Expected option life in years	5.5	5.5	5.5
Expected dividend yield	2.0%	2.0%	2.0%
Risk-free interest rate	1.0 to .0.9%	2.2% to 1.4%	2.4% to 1.3%
Weighted-average fair value of stock options granted	$14.08	$14.56	$8.98

A summary of stock option activity follows:

(Options in millions)	Weighted-average price per option	Options	Weighted-average remaining contractual life in years	Aggregate intrinsic value
Outstanding at January 1, 2012	$36.84	13.1
Granted	51.77	0.8
Exercised	31.34	(3.0)
Forfeited and canceled	51.21	(0.1)
Outstanding at December 31, 2012	$39.45	10.8	4.2	$158

Exercisable at December 31, 2012	$37.78	9.5	3.6	$155
Reserved for future grants at December 31, 2012		21.0
The aggregate intrinsic value in the table above represents the total excess of the $54.18 closing price of Eaton ordinary shares on the last trading day of 2012 over the exercise price of the stock option, multiplied by the related number of options outstanding and exercisable. The aggregate intrinsic value is not recognized for financial accounting purposes and the value changes based on the daily changes in the fair market value of the Company's ordinary shares.
Information related to stock options follows:

	2012	2011	2010
Pretax expense for stock options	$7	$5	$11
After-tax expense for stock options	5	4	8
Proceeds from stock options exercised	95	71	157
Income tax benefit related to stock options exercised
Tax benefit classified in operating activities in the Consolidated Statements of Cash Flows	5	13	—
Excess tax benefit classified in financing activities in the Consolidated Statements of Cash Flows	13	33	—
Intrinsic value of stock options exercised	60	62	98
Total fair value of stock options vesting	$7	$5	$11

Stock options exercised, in millions of options	3.099	2.541	6.096
As of December 31, 2012, total compensation expense not yet recognized related to non-vested stock options was $12, and the weighted-average period in which the expense is expected to be recognized is 1.8 years.

Note 11.	FAIR VALUE MEASUREMENTS
Fair value is measured based on an exit price, representing the amount that would be received to sell an asset or paid to satisfy a liability in an orderly transaction between market participants. Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a fair value hierarchy is established, which categorizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

A summary of financial instruments recognized at fair value, and the fair value measurements used, follows:

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
2012
Cash	$577	$577	$—	$—
Short-term investments	527	527	—	—
Net derivative contracts	83	—	83	—
Long-term debt converted to floating interest rates by interest rate swaps - net	87	—	87	—

2011
Cash	$385	$385	$—	$—
Short-term investments	699	699	—	—
Net derivative contracts	46	—	46	—
Long-term debt converted to floating interest rates by interest rate swaps - net	66	—	66	—
Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities. No financial instruments were recognized using unobservable inputs.
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $10,076 and fair value of $10,793 at December 31, 2012 compared to $3,687 and $4,273, respectively, at December 31, 2011. The fair value of Eaton's debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities.
Short-Term Investments
Eaton invests excess cash generated from operations in short-term marketable investments. For those investments classified as “available-for-sale”, Eaton marks these investments to fair value with the offset recognized in Accumulated other comprehensive loss. A summary of the carrying value of short-term investments follows:

	2012	2011
Time deposits, certificate of deposits and demand deposits with banks	$293	$466
Money market investments	228	228
Other	6	5
Total short-term investments	$527	$699

Note 12.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, Eaton is exposed to certain risks related to fluctuations in interest rates, currency exchange rates and commodity prices. The Company uses various derivative and non-derivative financial instruments, primarily interest rate swaps, currency forward exchange contracts, currency swaps and, to a lesser extent, commodity contracts, to manage risks from these market fluctuations. The instruments used by Eaton are straightforward, non-leveraged instruments. The counterparties to these instruments are financial institutions with strong credit ratings. Eaton maintains control over the size of positions entered into with any one counterparty and regularly monitors the credit rating of these institutions. Such instruments are not purchased and sold for trading purposes.

Derivative financial instruments are accounted for at fair value and recognized as assets or liabilities in the Consolidated Balance Sheets. Accounting for the gain or loss resulting from the change in the fair value of the derivative financial instrument depends on whether it has been designated, and is effective, as part of a hedging relationship and, if so, as to the nature of the hedging activity. Eaton formally documents all relationships between derivative financial instruments accounted for as designated hedges and the hedged item, as well as its risk-management objective and strategy for undertaking the hedge transaction. This process includes linking derivative financial instruments to a recognized asset or liability, specific firm commitment, forecasted transaction, or net investment in a foreign operation. These financial instruments can be designated as:

•
Hedges of the change in the fair value of a recognized fixed-rate asset or liability, or the firm commitment to acquire such an asset or liability (a fair value hedge); for these hedges, the gain or loss from the derivative financial instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in income during the period of change in fair value.

•
Hedges of the variable cash flows of a recognized variable-rate asset or liability, or the forecasted acquisition of such an asset or liability (a cash flow hedge); for these hedges, the effective portion of the gain or loss from the derivative financial instrument is recognized in Accumulated other comprehensive loss and reclassified to income in the same period when the gain or loss on the hedged item is included in income.

•
Hedges of the currency exposure related to a net investment in a foreign operation (a net investment hedge); for these hedges, the effective portion of the gain or loss from the derivative financial instrument is recognized in Accumulated other comprehensive loss and reclassified to income in the same period when the gain or loss related to the net investment in the foreign operation is included in income.

The gain or loss from a derivative financial instrument designated as a hedge that is effective is classified in the same line of the Consolidated Statements of Income as the offsetting loss or gain on the hedged item. The change in fair value of a derivative financial instrument that is not effective as a hedge is immediately recognized in income.
For derivatives that are not designated as a hedge, any gain or loss is immediately recognized in income. The majority of derivatives used in this manner relate to risks resulting from assets or liabilities denominated in a foreign currency and certain commodity contracts that arise in the normal course of business.
Eaton uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against foreign currency exposure (net investment hedges). Debt denominated in foreign currency and designated as non-derivative net investment hedging instruments was $116 and $129 at December 31, 2012 and 2011, respectively. For additional information about debt, see Note 5.
Interest Rate Risk
Eaton has entered into fixed-to-floating interest rate swaps and floating-to-fixed interest rate swaps to manage interest rate risk of certain long-term debt. These interest rate swaps are accounted for as fair value hedges and cash flow hedges, respectively, of certain long-term debt. The maturity of the swap corresponds with the maturity of the debt instrument as noted in the table of long-term debt in Note 5.
A summary of interest rate swaps outstanding at December 31, 2012, follows:
Fixed-to-Floating Interest Rate Swaps

Notional amount	Fixed interest rate received	Floating interest rate paid	Basis for contracted floating interest rate paid
$200	4.90%	2.67%	6 month LIBOR + 2.15%
100	5.95%	3.26%	6 month LIBOR + 2.60%
150	5.30%	4.47%	1 month LIBOR + 4.26%
415	5.60%	3.70%	6 month LIBOR + 3.18%
300	6.95%	5.38%	3 month LIBOR + 5.07%
25	8.875%	4.36%	6 month LIBOR + 3.84%
25	7.625%	3.12%	6 month LIBOR + 2.48%
50	7.65%	3.09%	6 month LIBOR + 2.57%
25	5.45%	0.88%	6 month LIBOR + 0.28%

Floating-to-Fixed Interest Rate Swaps

Notional amount	Floating interest rate received	Fixed interest rate paid	Basis for contracted floating interest rate received
$300	0.31%	0.76%	3 month LIBOR
Derivative Financial Statement Impacts
The fair value of derivative financial instruments recognized in the Consolidated Balance Sheets follows:

	Notional amount	Other current assets	Other long-term assets	Other current liabilities	Other long-term liabilities	Type of hedge	Term
December 31, 2012
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$1,290	$2	$85	$—	$—	Fair value	6 months to 21 years
Floating-to-fixed interest rate swaps	300	—	—	—	2	Cash flow	1 year
Currency exchange contracts	451	9	—	4	—	Cash flow	12 to 36 months
Commodity contracts	17	—	—	—	—	Cash flow	12 months
Total		$11	$85	$4	$2

Derivatives not designated as hedges
Currency exchange contracts	$4,997	$23		$31			12 months
Commodity contracts	19	1		—			12 months
Total		$24		$31

December 31, 2011
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$940	$—	$68	$—	$2	Fair value	1 to 22 years
Floating-to-fixed interest rate swaps	300	—	—	—	—	Cash flow	2 years
Currency exchange contracts	308	4	—	9	—	Cash flow	12 to 36 months
Commodity contracts	47	—	—	7	—	Cash flow	12 months
Total		$4	$68	$16	$2

Derivatives not designated as hedges
Currency exchange contracts	$2,954	$18		$14			12 months
Commodity contracts	57	—		12			12 months
Total		$18		$26
The currency exchange contracts shown in the table above as derivatives not designated as hedges are primarily contracts entered into to manage currency volatility or exposure on intercompany sales and loans. While Eaton does not elect hedge accounting treatment for these derivatives, Eaton targets managing 100% of the intercompany balance sheet exposure to minimize the effect of currency volatility related to the movement of goods and services in the normal course of its operations. This activity represents the great majority of these currency exchange contracts.

Amounts recognized in Accumulated other comprehensive loss follow:

	2012		2011
	Gain (loss) recognized in Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) recognized in Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
Derivatives designated as cash flow hedges
Floating-to-fixed interest rate swaps	$(3)	$(1)	$—	$—
Currency exchange contracts	12	1	(10)	(6)
Commodity contracts	1	(7)	(12)	6
Derivatives designated as net investment hedges
Cross currency swaps	—	—	1	—
Total	$10	$(7)	$(21)	$—
Gains and losses reclassified from Accumulated other comprehensive loss to the Consolidated Statements of Income were recognized in Cost of products sold.
Amounts recognized in net income follow:

	2012	2011
Derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps	$21	$24
Related long-term debt converted to floating interest rates by interest rate swaps	(21)	(24)
	$—	$—
Gains and losses described above were recognized in Interest expense-net.

Note 13.	ACCOUNTS RECEIVABLE AND INVENTORY
Accounts Receivable
Eaton performs ongoing credit evaluation of its customers and maintains sufficient allowances for potential credit losses. The Company evaluates the collectability of its accounts receivable based on the length of time the receivable is past due and any anticipated future write-off based on historic experience. Accounts receivable balances are written off against an allowance for doubtful accounts after a final determination of uncollectability has been made. Accounts receivable are net of an allowance for doubtful accounts of $53 and $48 at December 31, 2012 and 2011, respectively.
Inventory
Inventory is carried at lower of cost or market. Inventory in the United States is generally accounted for using the last-in, first-out (LIFO) method. Remaining United States and non-United States inventory is accounted for using the first-in, first-out (FIFO) method. Cost components include raw materials, purchased components, direct labor, indirect labor, utilities, depreciation, inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, and costs of the distribution network.

The components of inventory follow:

	2012	2011
Raw materials	$922	$706
Work-in-process	426	272
Finished goods	1,134	867
Inventory at FIFO	2,482	1,845
Excess of FIFO over LIFO cost	(133)	(144)
Total inventory	$2,349	$1,701
Inventory at FIFO accounted for using the LIFO method was 43% and 42% at the end of 2012 and 2011, respectively.

Note 14.	BUSINESS SEGMENT AND GEOGRAPHIC REGION INFORMATION
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance. Eaton’s segments are as follows:
Electrical Americas and Electrical Rest of World
The Electrical segments are global leaders in electrical components and systems for power quality, distribution and control. Products include circuit breakers, switchgear, UPS systems, power distribution units, panelboards, loadcenters, motor controls, meters, sensors, relays and inverters. The principal markets for the Electrical Americas and Electrical Rest of World segments are industrial, institutional, governmental, utility, commercial, residential and information technology. These products are used wherever there is a demand for electrical power in commercial buildings, data centers, residences, apartment and office buildings, hospitals, factories and utilities. The segments share several common global customers, but a large number of customers are located regionally. Sales are made directly to original equipment manufacturers and through distributors, resellers and manufacturers representatives.
Cooper
The Cooper segment manufactures, markets and sells electrical  products, including circuit protection, hazardous duty electrical equipment, intrinsically safe explosion-proof instrumentation, emergency lighting, fire detection and mass notification systems, security products, support systems, enclosures, specialty connectors, wiring devices, plugs, receptacles, switches, lighting fixtures and controls. The segment also manufactures, markets and sells products for use by utilities and in industry for electrical power transmission and distribution, including distribution switchgear, transformers, transformer terminations and accessories, capacitors, voltage regulators, surge arresters, energy automation solutions and other related power systems components. The principal markets for the Cooper segment are industrial, institutional, governmental, utility, commercial, residential and information technology. These customers operate globally. Cooper's products are sold and serviced through a variety of channels.
Hydraulics
The Hydraulics segment is a global leader in hydraulics components, systems and services for industrial and mobile equipment. Eaton offers a wide range of power products including pumps, motors and hydraulic power units; a broad range of controls and sensing products including valves, cylinders and electronic controls; a full range of fluid conveyance products including industrial and hydraulic hose, fittings, and assemblies, thermoplastic hose and tubing, couplings, connectors, and assembly equipment; filtration systems solutions; heavy-duty drum and disc brakes; and golf grips. The principal markets for the Hydraulics segment include oil and gas, renewable energy, marine, agriculture, construction, mining, forestry, utility, material handling, truck and bus, machine tools, molding, primary metals and power generation. Key manufacturing customers in these markets and other customers are located globally. Products are sold and serviced through a variety of channels.

Aerospace
The Aerospace segment is a leading global supplier of aerospace fuel, hydraulics and pneumatic systems for commercial and military use. Products include hydraulic power generation systems for aerospace applications including pumps, motors, hydraulic power units, hose and fittings, electro-hydraulic pumps and power and load management systems; controls and sensing products including valves, cylinders, electronic controls, electromechanical actuators, sensors, displays and panels, aircraft flap and slat systems and nose wheel steering systems; fluid conveyance products, including hose, thermoplastic tubing, fittings, adapters, couplings, sealing and ducting; and fuel systems including fuel pumps, sensors, valves, adapters and regulators. The principal markets for the Aerospace segment are manufacturers of commercial and military aircraft and related after-market customers. These manufacturers and other customers operate globally. Products are sold and serviced through a variety of channels.
Truck
The Truck segment is a leader in the design, manufacture and marketing of a complete line of drivetrain and powertrain systems and components for performance, fuel economy and safety for commercial vehicles. Products include transmissions, clutches and hybrid power systems. The principal markets for the Truck segment are original equipment manufacturers and after-market customers of heavy-, medium-, and light-duty trucks and passenger cars. These manufacturers and other customers are located globally.
Automotive
The Automotive segment is a leading supplier of automotive drivetrain and powertrain systems for performance, fuel economy and safety including critical components that reduce emissions and fuel consumption and improve stability, performance, fuel economy and safety of cars, light trucks and commercial vehicles. Products include superchargers, engine valves and valve actuation systems, cylinder heads, locking and limited slip differentials, transmission and engine controls, fuel vapor components, compressor control clutches for mobile refrigeration, fluid connectors and hoses for air conditioning and power steering, underhood plastic components, fluid conveyance products including, hose, thermoplastic tubing, fittings, adapters, couplings and sealing products for the global automotive industry. The principal markets for the Automotive segment are original equipment manufacturers and aftermarket customers of light-duty trucks, SUVs, CUVs, and passenger cars. These manufacturers and other customers are located globally.
Other Information
No single customer represented greater than 10% of net sales in 2012, 2011 or 2010, respectively.
The accounting policies of the business segments are generally the same as the policies described in Note 1, except that inventory and related cost of products sold of the segments are accounted for using the FIFO method and operating profit only reflects the service cost component related to pensions and other postretirement benefits. Intersegment sales and transfers are accounted for at the same prices as if the sales and transfers were made to third parties. These intersegment sales are eliminated in consolidation.
For purposes of business segment performance measurement, the Company does not allocate items that are of a non-operating nature or are of a corporate or functional governance nature. Corporate expenses consist of transaction costs associated with the acquisition of certain businesses and corporate office expenses including compensation, benefits, occupancy, depreciation, and other administrative costs. Identifiable assets of the business segments exclude goodwill, other intangible assets, and general corporate assets, which principally consist of cash, short-term investments, deferred income taxes, certain accounts receivable, certain property, plant and equipment, and certain other assets. See Note 2 for additional information about business acquisitions.

Business Segment Information

	2012	2011	2010
Net sales
Electrical Americas	$4,517	$4,192	$3,675
Electrical Rest of World	2,731	2,984	2,748
Cooper	470	—	—
Hydraulics	2,960	2,835	2,212
Aerospace	1,719	1,648	1,536
Truck	2,309	2,644	1,997
Automotive	1,605	1,746	1,547
Total net sales	$16,311	$16,049	$13,715

Segment operating profit
Electrical Americas	$749	$605	$529
Electrical Rest of World	249	278	264
Cooper	66	—	—
Hydraulics	369	438	279
Aerospace	213	244	220
Truck	420	486	245
Automotive	150	209	163
Total segment operating profit	2,216	2,260	1,700

Corporate
Amortization of intangible assets	(195)	(190)	(181)
Interest expense-net	(208)	(118)	(136)
Pension and other postretirement benefits expense	(162)	(142)	(120)
Inventory step-up adjustment	(42)	(5)	—
Other corporate expense-net	(358)	(252)	(227)
Income before income taxes	1,251	1,553	1,036
Income tax expense	31	201	99
Net income	1,220	1,352	937
Less net income for noncontrolling interests	(3)	(2)	(8)
Net income attributable to Eaton ordinary shareholders	$1,217	$1,350	$929
Business segment operating profit was reduced by acquisition integration charges as follows:

	2012	2011	2010
Electrical Americas	$7	$8	$2
Electrical Rest of World	8	2	33
Cooper	2	—	—
Hydraulics	16	4	1
Aerospace	—	—	4
Total	$33	$14	$40
Corporate acquisition integration charges, primarily related to the acquisition of Cooper, totaled $11 in 2012 and are included above in Other corporate expense-net. Acquisition-related transaction costs, such as investment banking, legal and other professional fees, are included above in Interest expense-net and Other corporate expense-net. In 2012, these charges totaled $178 and were related primarily to the acquisition of Cooper. There were no significant Corporate acquisition-related transaction costs in 2011 or 2010. See Note 3 for additional information about acquisition integration charges and transaction costs.

Business Segment Information

	2012	2011	2010
Identifiable assets
Electrical Americas	$1,480	$1,364	$1,272
Electrical Rest of World	1,531	1,531	1,630
Cooper	2,867	—	—
Hydraulics	1,427	1,265	1,080
Aerospace	806	754	726
Truck	819	920	866
Automotive	879	863	904
Total identifiable assets	9,809	6,697	6,478
Goodwill	14,396	5,537	5,454
Other intangible assets	6,779	2,192	2,272
Corporate	4,864	3,447	3,048
Total assets	$35,848	$17,873	$17,252

Capital expenditures for property, plant and equipment
Electrical Americas	$87	$65	$59
Electrical Rest of World	51	52	49
Cooper	17	—	—
Hydraulics	60	70	45
Aerospace	27	21	21
Truck	69	80	59
Automotive	79	92	61
Total	390	380	294
Corporate	203	188	100
Total expenditures for property, plant and equipment	$593	$568	$394

Depreciation of property, plant and equipment
Electrical Americas	$54	$53	$55
Electrical Rest of World	55	58	56
Cooper	11	—	—
Hydraulics	61	54	52
Aerospace	26	26	25
Truck	66	74	76
Automotive	70	73	77
Total	343	338	341
Corporate	38	29	28
Total depreciation of property, plant and equipment	$381	$367	$369

Geographic Region Information
Net sales are measured based on the geographic destination of sales. Long-lived assets consist of property, plant and equipment-net.

	2012	2011	2010
Net sales
United States	$7,789	$7,165	$6,166
Canada	918	815	666
Latin America	1,588	1,952	1,629
Europe	3,997	4,092	3,532
Asia Pacific	2,019	2,025	1,722
Total	$16,311	$16,049	$13,715

Long-lived assets
United States	$2,038	$1,227	$1,102
Canada	32	27	25
Latin America	337	247	275
Europe	834	649	664
Asia Pacific	636	452	411
Total	$3,877	$2,602	$2,477

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Amounts are in millions of dollars or shares unless indicated otherwise (per share data assume dilution).

COMPANY OVERVIEW
Eaton Corporation plc (Eaton or Company) was incorporated under the laws of Ireland on May 10, 2012, and became the successor registrant to Eaton Corporation on November 30, 2012, in connection with the consummation of the acquisition of Cooper Industries plc (Cooper), which is further described below. Eaton is a diversified power management company providing energy-efficient solutions that help its customers effectively manage electrical, hydraulic and mechanical power. With 2012 net sales of $16.3 billion, the Company is a global technology leader in electrical products, systems and services for power quality, distribution and control, power transmission, lighting and wiring products; hydraulics components, systems and services for industrial and mobile equipment; aerospace fuel, hydraulics and pneumatic systems for commercial and military use; and truck and automotive drivetrain and powertrain systems for performance, fuel economy and safety. Eaton has approximately 103,000 employees in over 50 countries and sells products to customers in 175 countries.
On November 30, 2012, Eaton Corporation acquired Cooper for a purchase price of $13,192. The total purchase price is comprised of cash totaling $6,543 and Eaton share consideration valued at $6,649. Cooper is a diversified global manufacturer of electrical products and systems, with brands including Bussmann electrical and electronic fuses; Crouse-Hinds and CEAG explosion-proof electrical equipment; Halo and Metalux lighting fixtures; and Kyle and McGraw-Edison power systems products. Cooper had annual sales of $5,409 for 2011. Eaton's Consolidated Financial Statements include Cooper's results of operations from November 30, 2012 through December 31, 2012. Net sales and segment operating profit attributable to Cooper during this period and included in Eaton's Consolidated Financial Statements for the year ended December 31, 2012 total $470 and $66, respectively.
In addition to Cooper, Eaton acquired certain other businesses during 2012. The Consolidated Statements of Income include the results of these other businesses from the dates of the transactions or formation. For additional information related to acquisitions, and a complete list of business acquisitions and joint ventures, see Note 2 to the Consolidated Financial Statements.
Eaton’s operating segments are Electrical Americas, Electrical Rest of World, Cooper, Hydraulics, Aerospace, Truck and Automotive. These segments are components of the Company with separate financial information that is evaluated on a regular basis by the chief operating decision maker in determining how to allocate resources. The Cooper results of operations for the period subsequent to acquisition did not have a significant impact on Eaton's consolidated results of operations for 2012. Therefore, Cooper segment information is not presented in the Business Segment Results of Operations in this Management's Discussion and Analysis.
During 2013, as a result of the reorganization of Eaton's businesses, Eaton's reportable segments will be Electrical Products and Electrical Systems and Services (which will include legacy Eaton and Cooper electrical businesses), Hydraulics, Aerospace and Vehicle (which will include truck and automotive drivetrain and powertrain systems businesses).
Summary of Results of Operations
During 2012, Eaton's markets grew more slowly than had been expected at the start of the year as a result largely of economic and political uncertainties in Europe, China and the United States. Due to the continued uncertainty about future growth, among other factors, the Company undertook certain restructuring activities in the fourth quarter of 2012 which resulted in charges totaling $50. Additional information related to restructuring activities is presented in Note 3 of the Notes to the Consolidated Financial Statements.
For 2013, the Company expects growth of 2% to 3% in its end markets. See 2013 Forward-Looking Perspective for Eaton's forward-looking guidance in Management's Discussion and Analysis.
A summary of Eaton’s Net sales, Net income attributable to Eaton ordinary shareholders, and Net income per ordinary share-diluted follows:

	2012	2011	2010
Net sales	$16,311	$16,049	$13,715
Net income attributable to Eaton ordinary shareholders	1,217	1,350	929
Net income per ordinary share-diluted	$3.46	$3.93	$2.73

RESULTS OF OPERATIONS
The following discussion of Consolidated Financial Results and Business Segment Results of Operations includes certain non-GAAP financial measures. These financial measures include operating earnings, operating earnings per ordinary share, and operating profit before acquisition integration charges and transaction costs, each of which excludes amounts that differ from the most directly comparable measure calculated in accordance with U.S. generally accepted accounting principles (GAAP). A reconciliation of each of these financial measures to the most directly comparable GAAP measure is included in the table below and in the discussion of the operating results of each business segment. Management believes that these financial measures are useful to investors because they exclude transactions of an unusual nature, allowing investors to more easily compare Eaton’s financial performance period to period. Management uses this information in monitoring and evaluating the on-going performance of Eaton and each business segment. For additional information regarding acquisition integration charges and transaction costs, see Note 3 to the Consolidated Financial Statements.
Consolidated Financial Results

	2012	Change from 2011	2011	Change from 2010	2010
Net sales	$16,311	2%	$16,049	17%	$13,715
Gross profit	4,863	2%	4,788	17%	4,082
Percent of net sales	29.8%		29.8%		29.8%
Income before income taxes	1,251	(19)%	1,553	50%	1,036
Net income	1,220	(10)%	1,352	44%	937
Less net income for noncontrolling interests	(3)		(2)		(8)
Net income attributable to Eaton ordinary shareholders	1,217	(10)%	1,350	45%	929
Excluding acquisition integration charges and transaction costs (after-tax)	167		10		27
Operating earnings	$1,384	2%	$1,360	42%	$956

Net income per ordinary share-diluted	$3.46	(12)%	$3.93	44%	$2.73
Excluding per share impact of acquisition integration charges and transaction costs (after-tax)	0.48		0.03		0.08
Operating earnings per ordinary share	$3.94	(1)%	$3.96	41%	$2.81
Net Sales
Net sales in 2012 increased by 2% compared to 2011 due to an increase of 5% from acquisitions of businesses, partially offset by a decrease of 3% from the impact of currency exchange. Core sales growth was flat in 2012 compared to 2011 due to flat market growth. Net sales in 2011 increased by 17% compared to 2010 due to an increase of 13% in core sales, an increase of 2% from the positive impact of currency exchange, and an increase of 2% from acquisitions of businesses. Core sales growth was driven by increased demand in end markets in 2011 compared to 2010.
Gross Profit
Gross profit increased by 2% in 2012 and by 17% in 2011 when compared to 2011 and 2010, respectively. Gross profit grew in line with the higher sales volumes and certain changes to the Company's cost structure implemented in 2009 and 2010. Gross profit growth during 2012 was constrained by the flat core sales growth, as noted above. Eaton has maintained gross profit margins at 29.8% for all periods presented.
Income Taxes
The effective income tax rate for 2012 was 2.5% compared to 12.9% for 2011 and 9.5% for 2010. The lower effective tax rate for 2012, compared to 2011, was primarily attributable to realization of a significant international tax benefit from actions taken after the acquisition of Cooper, enhanced foreign tax credit utilization, lower tax provisions in several international locations associated with restructuring actions, and greater levels of income in lower tax jurisdictions. The higher effective tax rate for 2011 and 2010 was primarily attributable to greater levels of income in high tax jurisdictions, particularly in the United States and Brazil, due to continued improvements in market conditions. For additional information on income taxes, see Note 8 to the Consolidated Financial Statements.

Net Income
Net income attributable to Eaton ordinary shareholders of $1,217 in 2012 decreased 10% compared to Net income attributable to Eaton ordinary shareholders of $1,350 in 2011, and Net income per ordinary share of $3.46 in 2012 decreased 12% from Net income per ordinary share of $3.93 in 2011. The decrease was primarily due to transaction costs incurred associated with the acquisition of Cooper and restructuring charges recognized in the fourth quarter of 2012 to address soft economic conditions and improve the efficiency of the Company's businesses. Partially offsetting these costs were certain favorable tax benefits and factors as noted above. Net income attributable to Eaton ordinary shareholders of $1,350 in 2011 increased 45% compared to Net income attributable to Eaton ordinary shareholders of $929 in 2010 and Net income per ordinary share of $3.93 in 2011 increased 44% over Net income per ordinary share of $2.73 in 2010. The increases were primarily due to higher sales and the factors noted above that affected gross profit. For additional information related to transaction costs and restructuring charges, see Note 3 to the Consolidated Financial Statements.
Business Segment Results of Operations
The following is a discussion of Net sales, operating profit and operating profit margin by business segment which includes a discussion of operating profit and operating profit margin before acquisition integration charges. For additional information related to integration charges see Note 3 to the Consolidated Financial Statements. For additional information related to acquired businesses see Note 2 to the Consolidated Financial Statements.
Electrical Americas

	2012	Change from 2011	2011	Change from 2010	2010
Net sales	$4,517	8%	$4,192	14%	$3,675

Operating profit	749	24%	605	14%	529
Operating margin	16.6%		14.4%		14.4%

Acquisition integration charges	$7		$8		$2

Before acquisition integration charges
Operating profit	$756	23%	$613	15%	$531
Operating margin	16.7%		14.6%		14.4%
Net sales increased 8% in 2012 compared to 2011 due to an increase of 7% in core sales and an increase of 2% from the acquisition of businesses, partially offset by a decrease of 1% from the impact of currency exchange. The increase in net sales in 2012 was due to continued growth in markets served by the Electrical Americas segment, with particularly strong growth in residential and non-residential construction markets. Net sales increased 14% in 2011 compared to 2010 due to an increase of 11% in core sales, an increase of 2% from the acquisition of businesses, and an increase of 1% from the favorable impact of currency exchange. The increase in net sales in 2011 was due to strong growth particularly in industrial controls and nonresidential electrical markets.
Operating profit before acquisition integration charges in 2012 increased 23% compared to 2011. Operating margin before acquisition integration charges increased 2.1 percentage points from 14.6% in 2011 to 16.7% in 2012. The increase in operating margin in 2012 was primarily due to benefits from higher sales volumes, lower commodity costs, and commodity hedge contract losses in 2011 that did not repeat in 2012. Operating profit before acquisition integration charges in 2011 increased 15% compared to 2010. Operating margin before acquisition integration charges increased 0.2 percentage points from 14.4% in 2010 to 14.6% in 2011. The increase in operating margin in 2011 was largely due to higher net sales volumes as noted above, partially offset by higher raw materials and commodity costs, including losses associated with commodity hedge contracts due to significant declines in metal prices in 2011.

Electrical Rest of World

	2012	Change from 2011	2011	Change from 2010	2010
Net sales	$2,731	(8)%	$2,984	9%	$2,748

Operating profit	249	(10)%	278	5%	264
Operating margin	9.1%		9.3%		9.6%

Acquisition integration charges	$8		$2		$33

Before acquisition integration charges
Operating profit	$257	(8)%	$280	(6)%	$297
Operating margin	9.4%		9.4%		10.8%
Net sales decreased 8% in 2012 compared to 2011 due to a decrease in core sales of 5% and a decrease of 4% from the impact of currency exchange, partially offset by an increase of 1% from the acquisition of businesses. The decrease in net sales in 2012 reflects lower sales volumes from the continued weakness in Europe and China. Net sales increased 9% in 2011 compared to 2010 due to an increase of 6% from the favorable impact of currency exchange, an increase of 2% from the acquisition of businesses, and an increase in core sales of 1%. Sales growth in 2011 was negatively impacted by economic volatility in Europe and restrictions on credit availability in China.
Operating profit before acquisition integration charges in 2012 decreased 8% compared to 2011. Operating margin before acquisition integration charges remained flat at 9.4% in 2012 and 2011. The operating margin in 2012 was positively impacted by lower commodity costs, offset by lower sales volumes from the continued weakness in Europe and China, as described above, and restructuring activities taken during fourth quarter of 2012 in response to this continued weakness. Operating profit before acquisition integration charges in 2011 decreased 6% compared to 2010. Operating margin before acquisition integration charges decreased 1.4 percentage points from 10.8% in 2010 to 9.4% in 2011. The decrease in operating margin in 2011 was primarily due to a decline in the residential solar market, higher raw material and commodity costs, and losses associated with commodity hedge contracts due to significant declines in metal prices in 2011.
Hydraulics

	2012	Change from 2011	2011	Change from 2010	2010
Net sales	$2,960	4%	$2,835	28%	$2,212

Operating profit	369	(16)%	438	57%	279
Operating margin	12.5%		15.4%		12.6%

Acquisition integration charges	$16		$4		$1

Before acquisition integration charges
Operating profit	$385	(13)%	$442	58%	$280
Operating margin	13.0%		15.6%		12.7%
Net sales in 2012 increased 4% compared to 2011 due to an increase of 9% from the acquisition of businesses, partially offset by a decrease in core sales of 3% and a decrease of 2% from the impact of currency exchange. Global hydraulics markets in 2012 were negatively impacted by a slowdown in capital expenditures, particularly in the U.S. and China construction equipment industries, as economic uncertainties in both countries caused postponement of certain customer purchases. Net sales in 2011 increased 28% compared to 2010 due to higher core sales of 20%, an increase of 5% from the acquisition of businesses, and an increase of 3% from the favorable impact of currency exchange. The increase in core sales in 2011 was driven primarily by global hydraulics markets, which grew particularly rapidly in the United States.

Operating profit before acquisition integration charges in 2012 decreased 13% compared to 2011. Operating margin before acquisition integration charges decreased 2.6 percentage points from 15.6% in 2011 to 13.0% in 2012. The decrease in operating margin in 2012 was primarily due to lower sales volumes resulting from a decrease in core sales of 3%, as noted above, and restructuring actions taken during fourth quarter of 2012 in response to continued weakness in hydraulics markets, particularly in Europe. Operating profit before acquisition integration charges in 2011 increased 58% compared to 2010. Operating margin before acquisition integration charges increased 2.9 percentage points from 12.7% in 2010 to 15.6% in 2011. The change in operating margin in 2011 was primarily due to the same respective factors impacting net sales, as noted above.
Aerospace

	2012	Change from 2011	2011	Change from 2010	2010
Net sales	$1,719	4%	$1,648	7%	$1,536

Operating profit	213	(13)%	244	11%	220
Operating margin	12.4%		14.8%		14.3%

Acquisition integration charges	$—		$—		$4

Before acquisition integration charges
Operating profit	$213	(13)%	$244	9%	$224
Operating margin	12.4%		14.8%		14.6%
Net sales in 2012 increased 4% compared to 2011 due to an increase in core sales of 5%, partially offset by a decrease of 1% from the impact of currency exchange. The increase in net sales in 2012 reflects continued strength in the commercial OEM market, partially offset by decreased demand in the military OEM market. Net sales in 2011 increased 7% compared to 2010 due to higher core sales of 6% and an increase of 1% from the favorable impact of currency exchange. Growth in 2011 was primarily driven by higher customer demand in the commercial OEM and aftermarket.
Operating profit in 2012 decreased 13% compared to 2011. Operating margin decreased 2.4 percentage points from 14.8% in 2011 to 12.4% in 2012. The decrease in operating margin in 2012 was primarily due to a shift in product mix to a higher percent of lower-margin commercial OEM business and the impact of restructuring actions taken during the fourth quarter of 2012 to improve the efficiency of the business. Operating profit before acquisition integration charges in 2011 increased 9% compared to 2010. Operating margin before acquisition integration charges increased 0.2 percentage points from 14.6% in 2010 to 14.8% in 2011. The increase in operating margin in 2011 was primarily due to higher sales volumes and growth in the commercial markets noted above, partially offset by increased expenses stemming from changes in scope, program delays, and execution of new customer programs during the first half of 2011.
Truck

	2012	Change from 2011	2011	Change from 2010	2010
Net sales	$2,309	(13)%	$2,644	32%	$1,997

Operating profit	420	(14)%	486	98%	245
Operating margin	18.2%		18.4%		12.3%
Net sales decreased 13% in 2012 compared to 2011 due to a decrease in core sales of 7% and a decrease of 6% from the impact of currency exchange. The decrease in core sales in 2012 was primarily due to lower sales volumes in the NAFTA Class 8 market related to the uncertain economic outlook in the U.S., as well as lower sales in the Brazil truck and bus markets. Net sales increased 32% in 2011 compared to 2010 due to an increase in core sales of 29% and an increase of 3% from the favorable impact of currency exchange. The increase in core sales in 2011 reflects the rebound in global end markets from 2010 and, in particular, strong growth in the NAFTA Class 8 truck market.

Operating profit in 2012 decreased 14% compared to 2011. Operating margin was relatively flat, decreasing only 0.2 percentage points from 18.4% in 2011 to 18.2% in 2012. Operating margin in 2012 was impacted by the factors noted above and certain restructuring activities taken during the fourth quarter of 2012 in response to weaker markets. Operating profit in 2011 increased 98% compared to 2010. Operating margin increased 6.1 percentage points from 12.3% in 2010 to 18.4% in 2011. The increase in operating margin in 2011 was primarily due to higher sales volumes and the resulting manufacturing efficiencies.
Automotive

	2012	Change from 2011	2011	Change from 2010	2010
Net sales	$1,605	(8)%	$1,746	13%	$1,547

Operating profit	150	(28)%	209	28%	163
Operating margin	9.3%		12.0%		10.5%
Net sales decreased 8% in 2012 compared to 2011 due to a decrease of 4% from the impact of currency exchange, a 3% decrease related to a business divestiture in 2011, and a decrease in core sales of 1%. The decrease in core sales in 2012 is primarily due to lower sales volumes from continued weakness in Europe. Net sales increased 13% in 2011 compared to 2010 due to an increase in core sales of 12% and an increase of 2% from the favorable impact of currency exchange, offset by a 1% decrease related to a business divestiture. The increase in core sales in 2011 is due to the rebound in global automotive markets from 2010.
Operating profit in 2012 decreased 28% compared to 2011. Operating margin decreased 2.7 percentage points from 12.0% in 2011 to 9.3% in 2012. The decrease in operating margin in 2012 was primarily due to the continued sales weakness in Europe and the related restructuring actions taken during the fourth quarter of 2012. The Company also incurred additional start-up costs associated with a new facility in China in 2012. Operating profit in 2011 increased 28% compared to 2010. Operating margin increased 1.5 percentage points from 10.5% in 2010 to 12.0% in 2011. The increase in operating margin in 2011 was primarily due to higher sales volumes.
Corporate Expense

	2012	Change from 2011	2011	Change from 2010	2010
Amortization of intangible assets	$195	3%	$190	5%	$181
Interest expense-net	208	76%	118	(13)%	136
Pension and other postretirement benefits expense	162	14%	142	18%	120
Inventory step-up adjustment	42	NM	5	NM	—
Other corporate expense-net	358	42%	252	11%	227
Total corporate expense	$965	36%	$707	6%	$664
Total Corporate expense increased 36% in 2012 to $965 from $707 in 2011 due to a 42% increase in Other corporate expense-net primarily related to transaction and other costs associated with the acquisition of Cooper, a 76% increase in Interest expense-net primarily related to financing activities associated with the acquisition of Cooper, and a 14% increase in Pension and other postretirement benefits expense primarily related to changes in the discount rate. The inventory step-up adjustment of $42 in 2012 is related to purchase price accounting adjustments associated with the acquisition of Cooper. Total Corporate expense increased 6% in 2011 to $707 from $664 in 2010 due to an 18% increase in Pension and other postretirement benefits expense primarily related to changes in the discount rate and asset return assumptions, a 11% increase in Other corporate expense-net due to an adjustment to the LIFO reserve and higher general corporate expense as Eaton continued to add resources to support its growth, and a 5% increase in Amortization of intangible assets resulting from acquisitions of businesses.

2013 FORWARD-LOOKING PERSPECTIVE
As of early February, Eaton anticipates that its end markets for 2013 will grow 2% to 3%. Eaton anticipates that core sales in 2013 will grow by approximately $900 compared to 2012. The incremental sales in 2013 from recent acquisitions of businesses are expected to total $6 billion. Overall, Eaton anticipates its Net sales in 2013 will grow by 42% compared to 2012. End market growth by segment in 2013 is expected to be as follows:

•	Electrical Products: 3%

•	Electrical Systems and Services: 4%

•	Hydraulics: (4%)

•	Aerospace: 2%

•	Vehicle: 2%

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Financial Condition and Liquidity
Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk. The Company maintains access to the commercial paper markets through revolving credit facilities. During June 2012 the Company refinanced a $500, three-year revolving credit facility and a $500, five-year revolving credit facility with a $750 three-year revolving credit facility that expires in 2015 and a $750, five-year revolving credit facility that expires in 2017, respectively. The Company also maintains a $500 revolving credit facility that expires in 2016. The 2012 refinancings increased long-term revolving credit facilities to $2,000 from $1,500. These facilities support Eaton’s commercial paper borrowings. There were no borrowings outstanding under these revolving credit facilities at December 31, 2012. Eaton's non-United States operations also had available short-term lines of credit of approximately $2,099 at December 31, 2012. Over the course of a year, cash, short-term investments and short-term debt may fluctuate in order to manage global liquidity. Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business as well as scheduled payments of long-term debt.
During June 2012 the Company received proceeds totaling $600 from the private issuance of notes and during November 2012 Eaton received proceeds totaling $6,522 to finance the cash portion of the acquisition of Cooper. Financing activities related to acquiring Cooper were comprised of the issuance of senior notes totaling $4,900 and borrowing $1,669 on a $6.75 billion capacity bridge facility. At December 31, 2012, $669 remained outstanding on the bridge facility borrowing and on February 1, 2013, Eaton repaid the outstanding balance. On November 30, 2012 and January 8, 2013, Eaton Corporation and Cooper, respectively, each issued guarantees on all material outstanding debt of the other.
For additional information on financing transactions and debt, see Note 5 to the Consolidated Financial Statements.
Eaton’s credit facilities and indentures governing certain long-term debt contain various covenants, the violation of which would limit or preclude the use of the credit facilities for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. At Eaton’s present credit rating level, the most restrictive financial covenant provides that the ratio of secured debt (or lease payments due under a sale and leaseback transaction) to adjusted consolidated net worth (or consolidated net tangible assets, in each case as defined in the relevant credit agreement or indenture) may not exceed 10%. In each case, the ratio was substantially below the required threshold. In addition, Eaton is in compliance with each of its debt covenants for all periods presented.
Undistributed Assets of Non-U.S. Subsidiaries
At December 31, 2012, approximately 84% of the Company's consolidated cash and short-term investments resided in non-U.S. locations. These funds are considered permanently reinvested to be used to expand operations either organically or through acquisitions outside the U.S. The largest growth areas that are expected to require capital are in developing markets. The Company's U.S. operations generate cash flow sufficient to satisfy U.S. operating requirements and service its debt. The Company does not intend to repatriate any significant amounts of cash to the U.S. in the foreseeable future.

Changes in Financial Position
During 2012, Eaton's net assets increased $7,617 to $15,086 at December 31, 2012 from $7,469 at December 31, 2011 primarily due to the acquisition of Cooper which had a substantial impact on Eaton's Consolidated Balance Sheet. Increases in Goodwill, Other intangible assets and Net property, plant and equipment totaling $8,859, $4,587 and $1,275, respectively, were the primary factors driving higher net assets in 2012. These increases were partially offset by higher obligations primarily associated with higher debt levels and deferred tax liabilities, both of which were also due to the acquisition of Cooper. Long-term debt levels increased $6,396 to $9,762 at December 31, 2012 from $3,366 at December 31, 2011 due to the financing activities noted above and long-term debt totaling $1,100 assumed by Eaton in the acquisition of Cooper. Additionally, deferred tax liabilities increased $1,582 to $2,024 at December 31, 2012 from $442 at December 31, 2011 primarily associated with the deferred tax impacts of purchase price accounting adjustments made to Cooper's opening balance sheet. For additional information related to the acquisition of Cooper, see Note 2 to the Consolidated Financial Statements.
Sources and Uses of Cash Flow
Operating Cash Flow
Net cash provided by operating activities was $1,664 in 2012, an increase of $416 compared to $1,248 in 2011. Operating cash flows in 2012 were primarily impacted by lower working capital requirements compared to 2011 and the absence of contributions to other postretirement benefits plans totaling $154 that were made in 2011, partially offset by lower net income in 2012.
Net cash provided by operating activities was $1,248 in 2011, a decrease of $34 compared to $1,282 in 2010. Operating cash flows in 2011 were primarily impacted by higher net income in 2011, which was more than offset by increased contributions to defined benefits plans, particularly contributions of $154 to other post retirement benefits plans that were not contributed in 2010, an higher working capital requirements compared to 2010.
Investing Cash Flow
Net cash used in investing activities was $6,972 in 2012, an increase of $6,172 compared to $800 in 2011. The increase in 2012 was principally due to usage of $6,936 related to the acquisitions of businesses, the largest of which was Cooper, partially offset by cash proceeds of $603 from the sale of short-term investments compared to sales of $103 in 2011. Capital expenditures were $593 in 2012 compared to $568 in 2011. Eaton expects approximately $700 in capital expenditures in 2013.
Net cash used in investing activities decreased $212 to $800 in 2011 as compared to $1,012 in 2010. The decrease was principally due to cash proceeds of $103 from the sale of short-term investments compared to purchases of $392 in 2010, partially offset by higher capital expenditures in 2011, both of which were related to higher liquidity requirements as the Company returned to growth from the depressed levels of 2009. Investing cash flow usage included $325 related to the acquisitions of businesses, the largest of which were Internormen Technology Group, E. Begerow GmbH & Co. KG, and ACTOM Low Voltage.
For additional information on business acquisitions see to Note 2 to the Consolidated Financial Statements.
Financing Cash Flow
Net cash provided by financing activities was $5,480 in 2012, an increase of $5,861 compared to a use of cash of $381 in 2011. Substantially all of the increase in 2012 was due to proceeds totaling $7,156 from the issuance of $4,900 senior notes, a $1,669 borrowing on the $6.75 billion capacity bridge facility, and the private issuance of $600 notes, which are more fully described above. Offsetting these increases were repayments on the bridge facility totaling $1,000 and cash dividends paid totaling $512.
Net cash used in financing activities was $381 in 2011, an increase of $120 compared to a use of cash of $261 in 2010. The increase was primarily due to share repurchases of $343 in 2011 and an increase of $99 in cash dividends paid in 2011 to Eaton ordinary shareholders, partially offset by proceeds received from a $300 debt issuance completed by Eaton during 2011. Higher cash dividends paid was due to an increase in the quarterly cash dividend paid per ordinary share from $1.08 to $1.36 per share, which was announced during the first quarter of 2011.
Net-Debt-to-Capital Ratio
The net-debt-to-capital ratio was 39.2% at December 31, 2012 compared to 26.5% at December 31, 2011. The increase reflected the combined effect during 2012 of the $7,060 increase in total debt and the $7,617 increase in Eaton shareholders' equity, all of which are primarily related to the acquisition of Cooper.

Credit Ratings
Eaton's debt has been assigned the following credit ratings:

Credit Rating Agency (long- /short-term rating)	Rating	Outlook
Standard & Poor's	A-/A-2	Negative outlook
Moody's	Baa1/P-2	Negative outlook
Fitch	BBB+/F2	Negative outlook
Defined Benefits Plans
Pension Plans
During 2012, the fair value of plan assets in the Company’s employee pension plans increased $1,202 to $3,855 at December 31, 2012. The increase in plan assets was primarily due to better than expected return on assets, contributions in excess of benefit payments and the acquisition of Cooper. At December 31, 2012, the net unfunded position of $1,968 in pension liabilities consisted of $1,016 in the U.S. qualified pension plans, $883 in plans that have no minimum funding requirements and $140 in all other plans that require minimum funding, partially offset by $71 in plans that are overfunded.
Funding requirements are a major consideration in making contributions to Eaton’s pension plans. With respect to the Company’s pension plans worldwide, the Company intends to contribute annually not less than the minimum required by applicable law and regulations. In 2012, $413 was contributed to the pension plans. The Company contributed $176 to the U.S. Qualified Pension Plan in early 2013 and anticipates making an additional $127 of contributions to certain other pension plans during 2013. The funded status of the Company’s pension plans at the end of 2013, and future contributions, will depend primarily on the actual return on assets during the year and the discount rate used to calculate certain benefits at the end of the year. Depending on these factors, and the resulting funded status of the pension plans, the level of future contributions could be materially higher or lower than in 2012.
Off-Balance Sheet Arrangements
Eaton does not have off-balance sheet arrangements or financings with unconsolidated entities or other persons. In the ordinary course of business, the Company leases certain real properties and equipment, as described in Note 7 to the Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States requires management to make certain estimates and assumptions that may involve the exercise of significant judgment. For any estimate or assumption used, there may be other reasonable estimates or assumptions that may have been used. However, based on facts and circumstances inherent in developing estimates and assumptions, management believes it is unlikely that applying other such estimates and assumptions would have caused materially different amounts to have been reported. Actual results may differ from these estimates.
Revenue Recognition
Sales of products are recognized when a sales agreement is in place, products have been shipped to unaffiliated customers and title has transferred in accordance with shipping terms, the selling price is fixed and determinable and collectability is reasonably assured, all significant related acts of performance have been completed, and no other significant uncertainties exist. Shipping and handling costs billed to customers are included in Net sales and the related costs in Cost of products sold. Although the majority of the sales agreements contain standard terms and conditions, there are also agreements that contain multiple elements or non-standard terms and conditions. As a result, judgment is required to determine the appropriate accounting, including whether the deliverables specified in these agreements should be treated as separate units of accounting for sales recognition purposes, and, if so, how the sales price should be allocated among the elements and when to recognize sales for each element. For delivered elements, sales are recognized only when the delivered elements have standalone value, fair values of undelivered elements are known, there are no uncertainties regarding customer acceptance and there are no customer-negotiated refund or return rights affecting the sales recognized for delivered elements. Sales for service contracts are generally recognized as the services are provided.

Eaton records reductions to revenue for customer and distributor incentives, primarily comprised of rebates, at the time of the initial sale. Rebates are estimated based on sales terms, historical experience, trend analysis and projected market conditions in the various markets served. The rebate programs offered vary across businesses due to the numerous markets Eaton serves, but the most common incentives relate to amounts paid or credited to customers for achieving defined volume levels or other objectives.
Impairment of Goodwill and Other Long-Lived Assets
Goodwill and indefinite life intangible assets are evaluated annually for impairment as of July 1 using either a quantitative or qualitative analysis. The Company performs a quantitative analysis using a discounted cash flow model and other valuation techniques, but may elect to perform a qualitative analysis. A qualitative analysis is performed by assessing certain trends and factors, including projected market outlook and growth rates, forecasted and actual sales and operating profit margins, discount rates, industry data and other relevant qualitative factors. These trends and factors are compared to, and based on, the assumptions used in the most recent quantitative assessment. Additionally, goodwill and indefinite life intangible assets are evaluated for impairment whenever events or circumstances indicate there may be a possible permanent loss of value.
Goodwill is tested for impairment at the reporting unit level, which is equivalent to Eaton's operating segments, and based on the net assets for each segment, including goodwill and intangible assets. Goodwill is assigned to each operating segment, as this represents the lowest level that constitutes a business and for which discrete financial information is available and is the level which management regularly reviews the operating results.
Goodwill impairment testing for 2012 and 2011 was performed by assessing certain qualitative trends and factors, as described above. These trends and factors were compared to, and based on, the assumptions used in the quantitative assessment performed in 2010. For 2012 and 2011, it is more likely than not that the fair value of Eaton's reporting units substantially exceeded the respective carrying amount.
Indefinite life intangible assets primarily consist of trademarks. The fair value of these assets are determined using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability. For 2012 and 2011, the fair value of indefinite lived intangible assets substantially exceeded the respective carrying value.
For additional information about goodwill and other intangible assets, see Note 4 to the Consolidated Financial Statements.
Long-lived assets, goodwill and indefinite life intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Events or circumstances that may result in an impairment review include operations reporting losses, a significant adverse change in the use of an asset, the planned disposal or sale of the asset, a significant adverse change in the business climate or legal factors related to the asset, or a significant decrease in the estimated fair value of an asset. Upon indications of impairment, assets and liabilities are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The asset group would be considered impaired when the estimated future net undiscounted cash flows generated by the asset group are less than its carrying value. In instances where the carrying amount of the asset group exceeded the undiscounted cash flows, the fair value of the asset group would be determined and an impairment loss would be recognized based on the amount by which the carrying value of the asset group exceeds its fair value. Determining asset groups and underlying cash flows requires the use of significant judgment.
Recoverability of Deferred Income Tax Assets
Eaton is subject to the income tax laws in the jurisdictions in which it operates. In order to determine the income tax provision for financial statement purposes, Eaton must make significant estimates and judgments about its business operations in these jurisdictions. These estimates and judgments are also used in determining the deferred income tax assets and liabilities that have been recognized for differences between the financial statement and income tax basis of assets and liabilities, and income tax loss carryforwards and income tax credit carryforwards.

Management evaluates the realizability of deferred income tax assets for each jurisdiction in which it operates. If the Company experiences cumulative pretax income in a particular jurisdiction in a three-year period including the current and prior two years, management normally concludes that the deferred income tax assets will more likely than not be realizable and no valuation allowance is recognized, unless known or planned operating developments would lead management to conclude otherwise. However, if the Company experiences cumulative pretax losses in a particular jurisdiction in a three-year period including the current and prior two years, management then considers a series of factors in the determination of whether the deferred income tax assets can be realized. These factors include historical operating results, known or planned operating developments, the period of time over which certain temporary differences will reverse, consideration of the utilization of certain deferred income tax liabilities, tax law carryback capability in a particular country, prudent and feasible tax planning strategies, and estimates of future earnings and taxable income using the same assumptions as the Company’s goodwill and other impairment testing. After evaluation of these factors, if the deferred income tax assets are expected to be realized within the tax carryforward period allowed for that specific country, management would conclude that no valuation allowance would be required. To the extent that the deferred income tax assets exceed the amount that is expected to be realized within the tax carryforward period for a particular jurisdiction, management would establish a valuation allowance. For additional information about income taxes, see Note 8 to the Consolidated Financial Statements.
Pension and Other Postretirement Benefits Plans
The measurement of liabilities related to pension plans and other postretirement benefits plans is based on several assumptions including interest rates, expected return on plan assets, rate of compensation increases, and health care cost trend rates. Actual plan asset performance will either reduce or increase losses included in accumulated other comprehensive loss, which ultimately affects net income.
The discount rate for United States plans was determined by discounting the expected future benefit payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date and solving for the single rate that generated the same benefit obligation. Only corporate bonds with a rating of Aa or higher by either Moody’s Investor Services or Standard & Poors were included. Callable bonds and certain other non-comparable bonds were eliminated. Finally, a subset of bonds was selected by grouping the universe of bonds by duration and retaining 50% of the bonds that had the highest yields.
The discount rates for non-United States plans were determined by region and are based on high quality long-term corporate and government bonds. Consideration has been given to the duration of the liabilities in each plan when selecting the bonds to be used in determining the discount rate.
Key assumptions used to calculate pension and other postretirement benefits expense are adjusted at each year-end. A 1-percentage point change in the assumed rate of return on pension plan assets is estimated to have approximately a $38 effect on pension expense. Likewise, a 1-percentage point change in the discount rate is estimated to have approximately a $63 effect on pension expense. A 1-percentage point change in the assumed rate of return on other postretirement benefits assets is estimated to have approximately a $1 effect on other postretirement benefits expense. A 1-percentage point change in the discount rate is estimated to have approximately a $4 effect on expense for other postretirement benefits plans. Additional information related to changes in key assumptions used to recognize expense for other postretirement benefits plans is found in Note 6 to the Consolidated Financial Statements.
Environmental Contingencies
As a result of past operations, Eaton is involved in remedial response and voluntary environmental remediation at a number of sites, including certain of its currently-owned or formerly-owned plants. The Company has also been named a potentially responsible party under the United States federal Superfund law at a number of disposal sites.
A number of factors affect the cost of environmental remediation, including the number of parties involved at a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing advancement of remediation technology. Taking these factors into account, Eaton has estimated the costs of remediation, which will be incurred over a period of years. The Company accrues an amount on an undiscounted basis, consistent with the estimates of these costs, when it is probable that a liability has been incurred. At December 31, 2012 and 2011, $125 and $62 was accrued for these costs.
Based upon Eaton's analysis and subject to the difficulty in estimating these future costs, the Company expects that any sum it may be required to pay in connection with environmental matters is not reasonably possible to exceed the recorded liability by an amount that would have a material effect on its financial position, results of operations or cash flows.

MARKET RISK DISCLOSURE
On a regular basis, Eaton monitors third-party depository institutions that hold its cash and short-term investments, primarily for safety of principal and secondarily for maximizing yield on those funds. The Company diversifies its cash and short-term investments among counterparties to minimize exposure to any one of these entities. Eaton also monitors the creditworthiness of its customers and suppliers to mitigate any adverse impact.
Eaton uses derivative instruments to manage exposure to volatility in raw material costs, currency and interest rates on certain debt instruments. Derivative financial instruments used by the Company are straightforward and non-leveraged. The counterparties to these instruments are financial institutions with strong credit ratings. Eaton maintains control over the size of positions entered into with any one counterparty and regularly monitors the credit rating of these institutions. See Note 12 to the Consolidated Financial Statements for additional information about hedges and derivative financial instruments.
Eaton’s ability to access the commercial paper market, and the related cost of these borrowings, is based on the strength of its credit rating and overall market conditions. The Company has not experienced any material limitations in its ability to access these sources of liquidity. At December 31, 2012, Eaton had $2,000 of long-term revolving credit facilities with banks in support of its commercial paper program. It has no direct borrowings outstanding under these credit facilities. Eaton’s non-United States operations also had available short-term lines of credit of approximately $2,099 at December 31, 2012.
Interest rate risk can be measured by calculating the short-term earnings impact that would result from adverse changes in interest rates. This exposure results from short-term debt, which includes commercial paper at a floating interest rate, long-term debt that has been swapped to floating rates, and money market investments that have not been swapped to fixed rates. Based upon the balances of investments and floating rate debt at year end 2012, a 100 basis-point increase in short-term interest rates would have increased the Company’s net, pretax interest expense by $15.
Eaton also measures interest rate risk by estimating the net amount by which the fair value of the Company’s financial liabilities would change as a result of movements in interest rates. Based on Eaton’s best estimate for a hypothetical, 100 basis point decrease in interest rates at December 31, 2012, the market value of the Company’s debt and interest rate swap portfolio, in aggregate, would increase by $779.
Currency risk is the risk of economic losses due to adverse changes in exchange rates. The Company mitigates currency risk by funding some investments in certain markets through local currency financings. Non-United States dollar debt was $148 at December 31, 2012. To augment Eaton’s non-United States dollar debt portfolio, the Company also enters into forward exchange contracts and currency swaps from time to time to mitigate the risk of economic loss in its investments. At December 31, 2012, the aggregate balance of such contracts was $599. Eaton also monitors exposure to transactions denominated in currencies other than the functional currency of each country in which the Company operates, and regularly enters into forward contracts to mitigate that exposure. In the aggregate, Eaton’s portfolio of forward contracts related to such transactions was not material to its Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS
A summary of contractual obligations as of December 31, 2012 follows:

	2013	2014 to 2015	2016 to 2017	After 2017	Total
Long-term debt (1)	$314	$1,576	$1,812	$6,084	$9,786
Interest expense related to long-term debt	371	683	607	2,653	4,314
Reduction of interest expense from interest rate swap agreements related to long-term debt	(34)	(54)	(35)	(69)	(192)
Operating leases	174	238	132	85	629
Purchase obligations	849	95	78	86	1,108
Other long-term obligations	309	12	13	74	408
Total	$1,983	$2,550	$2,607	$8,913	$16,053

(1) Long-term debt excludes deferred gains and losses on derivatives related to debt, adjustments to fair market value, and premiums and discounts on long-term debentures.

Interest expense related to long-term debt is based on the fixed interest rate, or other applicable interest rate, related to the debt instrument. The reduction of interest expense due to interest rate swap agreements related to long-term debt is based on the difference in the fixed interest rate the Company receives from the swap, compared to the floating interest rate the Company pays on the swap. Purchase obligations are entered into with various vendors in the normal course of business. These amounts include commitments for purchases of raw materials, outstanding non-cancelable purchase orders, releases under blanket purchase orders and commitments under ongoing service arrangements. Other long-term obligations principally include anticipated contributions of $303 to pension plans in 2013 and $101 of deferred compensation earned under various plans for which the participants have elected to receive disbursement at a later date.
The table above does not include future expected pension benefit payments or expected other postretirement benefits payments. Information related to the amounts of these future payments is described in Note 6 to the Consolidated Financial Statements. The table above also excludes the liability for unrecognized income tax benefits, since the Company cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities. At December 31, 2012, the gross liability for unrecognized income tax benefits totaled $280 and interest and penalties were $34.

FORWARD-LOOKING STATEMENTS
This Annual Report to Shareholders contains forward-looking statements concerning Eaton's full year 2013 sales, the performance in 2013 of its worldwide end markets, and Eaton's 2013 growth in relation to end markets, among other matters. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to Eaton, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside Eaton’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for the Company’s business segments; unanticipated downturns in business relationships with customers or their purchases from us; the availability of credit to customers and suppliers; competitive pressures on sales and pricing; increases in the cost of material and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; strikes or other labor unrest; the impact of acquisitions and divestitures; unanticipated difficulties integrating acquisitions; new laws and governmental regulations; interest rate changes; tax rate changes or exposure to additional income tax liability; stock market and currency fluctuations; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.

QUARTERLY DATA (unaudited)

	Quarter ended in 2012				Quarter ended in 2011
(In millions except per share data)	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Net sales	$4,333	$3,950	$4,068	$3,960	$4,033	$4,123	$4,090	$3,803
Gross profit	1,201	1,203	1,253	1,206	1,216	1,223	1,228	1,121
Percent of net sales	27.7%	30.5%	30.8%	30.5%	30.2%	29.7%	30.0%	29.5%
Income before income taxes	88	376	419	368	390	432	396	335
Net income	$180	$347	$382	$311	$361	$367	$338	$286
Adjustment for net (income) loss for noncontrolling interests	(1)	(2)	—	—	1	(2)	(2)	1
Net income attributable to Eaton ordinary shareholders	$179	$345	$382	$311	$362	$365	$336	$287

Net income per ordinary share
Diluted	$0.46	$1.02	$1.12	$0.91	$1.07	$1.07	$0.97	$0.83
Basic	0.47	1.02	1.13	0.93	1.08	1.07	0.99	0.84

Cash dividends declared per ordinary share	$—	$0.76	$0.38	$0.38	$0.34	$0.34	$0.34	$0.34

Market price per ordinary share
High	$54.75	$49.18	$50.29	$53.06	$47.44	$53.23	$56.42	$56.49
Low	44.36	36.38	36.94	44.73	33.09	33.97	45.79	48.57

Earnings per share for the four quarters in a year may not equal full year earnings per share.

Significant non-recurring adjustments included in Income before income taxes are as follows:

	Quarter ended in 2012				Quarter ended in 2011
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Acquisition integration charges	$24	$8	$9	$3	$5	$4	$2	$3
Transaction costs	152	19	7	—	—	—	—	—

TEN-YEAR CONSOLIDATED FINANCIAL SUMMARY (unaudited)

(In millions except for per share data)	2012	2011	2010	2009	2008	2007	2006	2005	2004	2003
Continuing operations
Net sales	$16,311	$16,049	$13,715	$11,873	$15,376	$13,033	$12,232	$10,874	$9,547	$7,796
Income before income taxes	1,251	1,553	1,036	303	1,140	1,055	979	969	756	475
Income after income taxes	$1,220	$1,352	$937	$385	$1,067	$973	$907	$788	$633	$368
Income from discontinued operations	—	—	—	—	3	35	53	22	22	30
Net income	1,220	1,352	937	385	1,070	1,008	960	810	655	398
Less net income for noncontrolling interests	(3)	(2)	(8)	(2)	(12)	(14)	(10)	(5)	(7)	(12)
Net income attributable to Eaton ordinary shareholders	$1,217	$1,350	$929	$383	$1,058	$994	$950	$805	$648	$386

Net income per ordinary share - diluted
Continuing operations	$3.46	$3.93	$2.73	$1.14	$3.25	$3.19	$2.94	$2.54	$2.00	$1.18
Discontinued operations	—	—	—	—	0.01	0.12	0.17	0.08	0.07	0.10
Total	$3.46	$3.93	$2.73	$1.14	$3.26	$3.31	$3.11	$2.62	$2.07	$1.28

Net income per ordinary share - basic
Continuing operations	$3.54	$3.98	$2.76	$1.16	$3.29	$3.26	$2.99	$2.61	$2.05	$1.20
Discontinued operations	—	—	—	—	0.01	0.12	0.17	0.07	0.07	0.11
Total	$3.54	$3.98	$2.76	$1.16	$3.30	$3.38	$3.16	$2.68	$2.12	$1.31

Weighted-average number of ordinary shares outstanding
Diluted	350.9	342.8	339.5	335.8	324.6	300.6	305.8	308.0	314.2	301.0
Basic	347.8	338.3	335.5	332.7	320.4	294.6	300.4	300.4	306.2	295.8

Cash dividends declared per ordinary share	$1.52	$1.36	$1.08	$1.00	$1.00	$0.86	$0.74	$0.62	$0.54	$0.46

Total assets	$35,848	$17,873	$17,252	$16,282	$16,655	$13,430	$11,417	$10,218	$9,075	$8,223
Long-term debt	9,762	3,366	3,382	3,349	3,190	2,432	1,774	1,830	1,734	1,651
Total debt	10,833	3,773	3,458	3,467	4,271	3,417	2,586	2,464	1,773	1,953
Eaton shareholders' equity	15,086	7,469	7,362	6,777	6,317	5,172	4,106	3,778	3,606	3,117
Eaton shareholders' equity per ordinary share	$32.05	$22.34	$21.66	$20.39	$19.14	$17.71	$14.04	$12.72	$11.76	$10.19
Ordinary shares outstanding	470.7	334.4	339.9	332.3	330.0	292.0	292.6	297.0	306.6	306.0

Eaton Corporation plc
2012 Annual Report on Form 10-K
Exhibit Index

3 (i)	Certificate of Incorporation - Incorporated by reference to the Form S-8 filed November 30, 2012

3 (ii)	Amended and restated Memorandum and Articles of Incorporation - Incorporated by reference to the Form 10-Q Report for the three months ended September 30, 2012

4 (a)	Pursuant to Regulation S-K Item 601(b) (4), the Company agrees to furnish to the SEC, upon request, a copy of the instruments defining the rights of holders of its other long-term debt

10	Material contracts

	(a)	Senior Executive Incentive Compensation Plan (effective February 27, 2013) *

	(b)	Deferred Incentive Compensation Plan II - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

	(c)	First Amendment to Deferred Incentive Compensation Plan II - Incorporated by reference to the Form S-8 filed November 30, 2012

	(d)	Excess Benefits Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

	(e)	First Amendment to Excess Benefits Plan II (2008 restatement) *

	(f)	Incentive Compensation Deferral Plan II - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

	(g)	First Amendment to Incentive Compensation Deferral Plan II - Incorporated by reference to the Form S-8 filed November 30, 2012

	(h)	Limited Eaton Service Supplemental Retirement Income Plan II - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

	(i)	First Amended to Limited Eaton Service Supplemental Retirement Income Plan II *

	(j)	Supplemental Benefits Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

	(k)	First Amended to Supplemental Benefits Plan II (2008 restatement) *

	(l)	Form of Restricted Share Unit Agreement *

	(m)	Form of Restricted Share Agreement *

	(n)	Form of Restricted Share Agreement (Non-Employee Directors) - Incorporated by reference to the Form 8-K Report filed February 1, 2010

	(o)	Form of Directors' Restricted Share Unit Agreement *

	(p)	Form of Stock Option Agreement for Executives *

	(q)	Form of Stock Option Agreement for Non-Employee Directors (2008) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

	(r)	Amended and Restated 2002 Stock Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

	(s)	Amended and Restated 2004 Stock Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

	(t)	Amended and Restated 2008 Stock Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

(u)	Second Amended and Restated 2009 Stock Plan - Incorporated by reference to Form S-8 filed November 30, 2012

(v)	Amended and Restated 2012 Stock Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

(w)	Amendment to Amended and Restated 2012 Stock Plan *

(x)	First Amendment to 2005 Non-Employee Director Fee Deferral Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

(y)	2013 Non-Employee Director Fee Deferral Plan *

(z)	Form of Change of Control Agreement entered into with officers of Eaton Corporation - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2008
(aa)	Form of Indemnification Agreement entered into with officers of Eaton Corporation - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(bb)	Form of Indemnification Agreement entered into with directors *

(cc)	Form of Indemnification Agreement II entered into with directors *

(dd)	Amended and Restated Executive Strategic Incentive Plan (amended and restated February 27, 2013) *

(ee)	Executive Strategic Incentive Plan II (effective January 1, 2001) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(ff)	Amended and Restated Supplemental Executive Strategic Incentive Plan (amended and restated February 27, 2013) *

(gg)	Deferred Incentive Compensation Plan (amended and restated effective November 1, 2007) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2009

(hh)	Amended and Restated 1998 Stock Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

(ii)	Trust Agreement - Officers and Employees (dated December 6, 1996) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(jj)	Trust Agreement - Non-employee Directors (dated December 6, 1996) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(kk)	Group Replacement Insurance Plan (GRIP) (effective June 1, 1992) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 1992

(ll)	Excess Benefits Plan (amended and restated effective January 1, 1989) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(mm)	Amendment to Excess Benefit Plan *

(nn)	Supplemental Benefits Plan (amended and restated January 1, 1989) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(oo)	Amendment to Supplemental Benefits Plan *

(pp)
Eaton Corporation Board of Directors Policy on Incentive Compensation, Stock Options and Other Equity Grants upon the Restatement of Financial Results - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(qq)
Amended and Restated Grantor Trust Agreement for Non-Employee Directors’ Deferred Fees Plans - effective January 1, 2010 - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2010

(rr)
Amended and Restated Grantor Trust Agreement for Employees’ Deferred Compensation Plans - effective January 1, 2010 - Incorporated by reference to the Form 10-K Report for the year ended
December 31, 2010

12	Ratio of Earnings to Fixed Charges - Filed in conjunction with this Form 10-K Report *

14	Code of Ethics - Incorporated by reference to the definitive Proxy Statement filed on March 14, 2008

21	Subsidiaries of Eaton Corporation - Filed in conjunction with this Form 10-K Report *

23	Consent of Independent Registered Public Accounting Firm - Filed in conjunction with this Form 10-K Report *

24	Power of Attorney - Filed in conjunction with this Form 10-K Report *

31.1	Certification of Principal Executive Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302) - Filed in conjunction with this Form 10-K Report *

31.2	Certification of Principal Financial Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302) - Filed in conjunction with this Form 10-K Report *

32.1	Certification of Principal Executive Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906) - Filed in conjunction with this Form 10-K Report *

32.2	Certification of Principal Financial Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906) - Filed in conjunction with this Form 10-K Report *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
_______________________________

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010 (iii) Consolidated Balance Sheets at December 31, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, (v) Notes to Consolidated Financial Statements for the year ended December 31, 2012.
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.