Form 10-Q
period 2013-03-31
Eaton Corp plc
filed 2013-05-03
CIK 1551182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013
Commission file number 000-54863

EATON CORPORATION plc
(Exact name of registrant as specified in its charter)

Ireland	98-1059235
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

70 Sir John Rogerson's Quay, Dublin 2, Ireland	-
(Address of principal executive offices)	(Zip Code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 473.1 million Ordinary Shares outstanding as of March 31, 2013.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 6. EXHIBITS
SIGNATURES
Exhibit Index
EX-10 (ss)
EX-10 (tt)
EX-10 (uu)
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended March 31
(In millions except for per share data)	2013	2012
Net sales	$5,310	$3,960

Cost of products sold	3,735	2,754
Selling and administrative expense	958	702
Research and development expense	152	105
Interest expense-net	75	28
Other (income) expense-net	(10)	3
Income before income taxes	400	368
Income tax expense	20	57
Net income	380	311
Less net income for noncontrolling interests	(2)	—
Net income attributable to Eaton ordinary shareholders	$378	$311

Net income per ordinary share
Diluted	$0.79	$0.91
Basic	0.80	0.93

Weighted-average number of ordinary shares outstanding
Diluted	475.1	339.8
Basic	471.9	335.4

Cash dividends declared per ordinary share	$0.42	$0.38

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended March 31
(In millions)	2013	2012
Net income	$380	$311
Less net income for noncontrolling interests	(2)	—
Net income attributable to Eaton ordinary shareholders	378	311

Other comprehensive (loss) income, net of tax
Currency translation and related hedging instruments	(206)	172
Pensions and other postretirement benefits	53	38
Cash flow hedges	(7)	16
Other comprehensive (loss) income attributable to Eaton ordinary shareholders	(160)	226

Total comprehensive income attributable to Eaton ordinary shareholders	$218	$537

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	March 31, 2013	December 31, 2012
Assets
Current assets
Cash	$639	$577
Short-term investments	397	527
Accounts receivable-net	3,685	3,510
Inventory	2,394	2,349
Deferred income taxes	459	449
Prepaid expenses and other current assets	622	432
Total current assets	8,196	7,844

Property, plant and equipment-net	3,841	3,877

Other noncurrent assets
Goodwill	14,275	14,396
Other intangible assets	6,664	6,779
Deferred income taxes	1,103	1,254
Other assets	898	1,698
Total assets	$34,977	$35,848

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$84	$757
Current portion of long-term debt	569	314
Accounts payable	1,978	1,879
Accrued compensation	318	463
Other current liabilities	1,954	2,018
Total current liabilities	4,903	5,431

Noncurrent liabilities
Long-term debt	9,473	9,762
Pension liabilities	1,794	1,997
Other postretirement benefits liabilities	728	732
Deferred income taxes	2,007	2,024
Other noncurrent liabilities	862	774
Total noncurrent liabilities	14,864	15,289

Shareholders’ equity
Eaton shareholders’ equity	15,167	15,086
Noncontrolling interests	43	42
Total equity	15,210	15,128
Total liabilities and equity	$34,977	$35,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31
(In millions)	2013	2012
Operating activities
Net income	$380	$311
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation and amortization	245	140
Pension expense	72	69
Contributions to pension plans	(208)	(330)
Changes in working capital	(546)	(388)
Other-net	157	100
Net cash provided by (used in) operating activities	100	(98)

Investing activities
Cash paid for acquisitions of businesses	8	—
Capital expenditures for property, plant and equipment	(122)	(105)
Sales of short-term investments-net	132	262
Proceeds from sale of business	761	—
Other-net	(6)	(16)
Net cash provided by investing activities	773	141

Financing activities
Payments on borrowings	(687)	(1)
Cash dividends paid	(194)	(127)
Exercise of employee stock options	56	43
Excess tax benefit from equity-based compensation	16	13
Other-net	(1)	3
Net cash used in financing activities	(810)	(69)

Effect of currency on cash	(1)	8
Total increase (decrease) in cash	62	(18)
Cash at the beginning of the period	577	385
Cash at the end of the period	$639	$367

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Amounts are in millions unless indicated otherwise (per share data assume dilution).

Note 1.	BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Eaton Corporation plc (Eaton or Company) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are necessary for a fair presentation of the condensed consolidated financial statements for the interim periods.
This Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in Eaton’s 2012 Form 10-K. The interim period results are not necessarily indicative of the results to be expected for the full year. Management has evaluated subsequent events through the date this Form 10-Q was filed with the Securities Exchange Commission.
During the first quarter of 2013, Eaton re-segmented certain reportable operating segments due to a reorganization of the Company's businesses. The new reportable business segments include Electrical Products and Electrical Systems and Services (which include legacy Eaton and legacy Cooper electrical businesses), and Vehicle (which includes truck and automotive drivetrain and powertrain systems businesses). See Note 13 for additional information related to these segments.
Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2.	ACQUISITIONS AND SALE OF BUSINESSES
In 2012, Eaton acquired businesses in separate transactions. The Consolidated Statements of Income include the results of these businesses from the dates of the transactions. These transactions and the related annual sales prior to acquisition are summarized below:

Acquired businesses	Date of transaction	Business segment	Annual sales
Cooper Industries plc (Cooper)	November 30, 2012	Electrical Products; Electrical Systems and Services	$5,409 for 2011
A diversified global manufacturer of electrical products and systems, with brands including Bussmann electrical and electronic fuses; Crouse-Hinds and CEAG explosion-proof electrical equipment; Halo and Metalux lighting fixtures; and Kyle and McGraw-Edison power systems products.

Rolec Comercial e Industrial S.A.	September 28, 2012	Electrical Systems and Services	$85 for the 12 months ended September 30, 2012
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

Gycom Electrical Low-Voltage Power Distribution, Control and Automation	June 1, 2012	Electrical Systems and Services	$24 for 2011
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
The entire purchase price allocation for Cooper is preliminary. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments will be recorded during the measurement period in 2013. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations. The finalization of the purchase accounting assessment will result in changes in the valuation of assets acquired and liabilities assumed and may have a material impact on the Company’s results of operations and financial position. See Note 2 in the 2012 Form 10-K for additional information related to the acquisition of Cooper.
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

Note 3.	ACQUISITION INTEGRATION CHARGES AND RESTRUCTURING CHARGES
Eaton incurs integration charges and transaction costs related to acquired businesses. A summary of these charges follows:

	Three months ended March 31
	2013	2012
Acquisition integration charges
Electrical Products	$3	$—
Electrical Systems and Services	5	2
Hydraulics	12	1
Total business segments	20	3
Corporate integration charges	6	—
Total acquisition integration charges	$26	$3

Transaction costs
Corporate transaction costs	$5	$—
Total transaction costs	$5	$—

Total acquisition integration charges and transaction costs before income taxes	$31	$3
Total after income taxes	$22	$2
Per ordinary share - diluted	$0.05	$0.01

Business segment integration charges for the first quarter of 2013 were related primarily to Cooper, Polimer Kaucuk Sanayi ve Pazarlama, Jeil Hydraulics and Rolec Comercial e Industrial S.A. Business segment integration charges for the first quarter of 2012 were related primarily to ACTOM Low Voltage, E. Begerow GmbH & Co. KG, Tuthill Coupling Group and Internormen Technology Group. These charges were included in Cost of products sold or Selling and administrative expense, as appropriate. In Business Segment Information the charges reduced Operating profit of the related business segment.
Corporate integration charges in 2013 were related to the acquisition of Cooper. These charges were included in Selling and administrative expense. In Business Segment Information the charges were included in Other corporate expense-net.
Acquisition-related transaction costs, such as investment banking, legal, and other professional fees are not included as a component of consideration transferred in an acquisition but are expensed as incurred. Acquisition related transaction costs in 2013 were related to the acquisition of Cooper. These charges were included in Selling and administrative expense, Interest expense-net and Other corporate expense-net, as appropriate. In Business Segment Information the charges were included in Interest expense-net and Other corporate expense-net.
See Note 2 for additional information about business acquisitions.
Restructuring Charges
During the fourth quarter of 2012, Eaton undertook restructuring activities to improve the efficiency of certain businesses. These actions resulted in a charge in 2012 of $50, comprised of severance costs totaling $34 and other non-cash expenses totaling $16. These charges were included in Cost of products sold or Selling and administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment. See Note 13 for additional information about business segments. As of March 31, 2013, the liability related to these restructuring actions totaled $32 and is expected to be paid out during the second quarter of 2013.

Note 4.	GOODWILL
A summary of goodwill follows:

	March 31, 2013	December 31, 2012
Electrical Products	$6,163	$6,212
Electrical Systems and Services	5,338	5,378
Hydraulics	1,380	1,404
Aerospace	1,038	1,045
Vehicle	356	357
Total goodwill	$14,275	$14,396
The decrease in goodwill in 2013 was related to the impact of currency translation.

Note 5.	DEBT
On November 30, 2012, the closing date of the acquisition of Cooper, Eaton borrowed $1,669 on a $6.75 billion, 364-day bridge facility (the Facility) which was obtained on May 21, 2012. The Facility was obtained to finance a portion of the cash paid to acquire Cooper and was available in a single draw on the closing date of the acquisition. On February 1, 2013, Eaton repaid the outstanding balance on the Facility.

Note 6.	RETIREMENT BENEFITS PLANS
The components of retirement benefits expense follow:

	Three months ended March 31
	United States pension benefit expense		Non-United States pension benefit expense		Other postretirement benefits expense
	2013	2012	2013	2012	2013	2012
Service cost	$32	$29	$15	$12	$5	$4
Interest cost	37	34	20	19	9	9
Expected return on plan assets	(57)	(45)	(21)	(19)	(2)	(1)
Amortization	33	29	7	4	3	4
	45	47	21	16	15	16
Settlement loss	6	4	—	2	—	—
Total expense	$51	$51	$21	$18	$15	$16

Note 7.	LEGAL CONTINGENCIES
Eaton is subject to a broad range of claims, administrative and legal proceedings such as lawsuits that relate to contractual allegations, tax audits, patent infringement, personal injuries (including asbestos claims), antitrust matters and employment-related matters. Although it is not possible to predict with certainty the outcome or cost of these matters, the Company believes they will not have a material adverse effect on the consolidated financial statements.
In December 2010, a Brazilian court held that a judgment obtained by a Brazilian company, Raysul, against another Brazilian company, Saturnia, which was sold by Eaton in 2006, could be enforced against Eaton Ltda. This judgment is based on an alleged violation of an agency agreement between Raysul and Saturnia. At March 31, 2013, the Company has a total accrual of 91 Brazilian Reais related to this matter ($45 based on current exchange rates), comprised of 60 Brazilian Reais recognized in the fourth quarter of 2010 ($30 based on current exchange rates) with an additional 31 Brazilian Reais recognized through March 31, 2013 ($15 based on current exchange rates). In 2010, Eaton filed motions for clarification with the Brazilian court of appeals which were denied on April 6, 2011. Eaton Holding and Eaton Ltda. filed appeals on various issues to the Superior Court of Justice in Brasilia. In April 2013, the Superior Court of Justice ruled in favor of Raysul. The Company expects that any sum it may be required to pay in connection with this matter will not exceed the amount of the recorded liability.
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

Note 8.	INCOME TAXES
The effective income tax rate for the first quarter of 2013 was 5.0% compared to 15.6% for the first quarter of 2012. The lower effective tax rate in the first quarter of 2013 was primarily attributable to recording in the first quarter of 2013 the entire U.S. research and experimentation credit for 2012 as a result of a legislative change that occurred in January 2013, the effects of the Cooper transaction and integration, and enhanced utilization of foreign tax credits in the U.S.
At the end of the fourth quarter of 2011, the IRS issued a Statutory Notice of Deficiency (Notice) for Eaton's 2005 and 2006 tax years. The Notice proposes assessments of $75 in additional taxes plus $52 in penalties related primarily to transfer pricing adjustments for products manufactured in the Company's facilities in Puerto Rico and the Dominican Republic and sold to affiliated companies located in the U.S., net of agreed credits and deductions. The Company has set its transfer prices for products sold between these affiliates at the same prices that the Company sells such products to third parties. The Notice was issued despite the IRS having previously recognized the validity of the Company's transfer pricing methodology by entering into two successive binding Advance Pricing Agreements (APAs) that approved and, in fact, required the application of the Company's transfer pricing methodology for the ten year period of 2001 through 2010. For the years 2001 through 2004, the IRS had previously accepted the transfer pricing methodology related to these APAs after a comprehensive review conducted in two separate audit cycles. On December 16, 2011, immediately prior to the Notice being issued, the IRS sent a letter stating that it was canceling the APAs.
The Company firmly believes that the proposed assessments are without merit. The Company also believes that it was in full compliance with the terms of the two APAs, and that the IRS's unilateral attempt to retroactively cancel these two binding contracts is also without merit, and represents a breach of the two contracts. On February 29, 2012, the Company filed a Petition with the U.S Tax Court in which it asserted that the transfer pricing established in the two APA contracts meets the arms-length standard set by the U.S. income tax laws, and accordingly, that the two APA contracts should be enforced in accordance with their terms. On June 11, 2012, the Company filed a motion for partial summary judgment with the U.S. Tax Court, asking the U.S. Tax Court to find that the APAs are binding contracts and that the IRS has the burden of proving that it is entitled to cancel the APAs. On October 22, 2012, a hearing on the partial summary judgment motion was held at the U.S. Tax Court. A decision on the motion is pending. The Company believes that the ultimate resolution of this matter will not have a material adverse impact on its consolidated financial statements.

Note 9.	EQUITY
The changes in Shareholders’ equity follow:

	Eaton shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2012	$15,086	$42	$15,128
Net income	378	2	380
Other comprehensive loss	(160)	—	(160)
Cash dividends paid and accrued	(199)	(1)	(200)
Issuance of shares under equity-based compensation plans-net	62	—	62
Balance at March 31, 2013	$15,167	$43	$15,210

The changes in Accumulated other comprehensive loss follow:

	Currency translation and related hedging instruments	Pensions and other postretirement benefits	Cash flow hedges	Total
Balance at December 31, 2012	$(393)	$(1,599)	$2	$(1,990)
Other comprehensive (loss) income before reclassifications	(206)	21	(6)	(191)
Amounts reclassified from Accumulated other comprehensive (loss) income	—	32	(1)	31
Net current-period other comprehensive (loss) income	(206)	53	(7)	(160)
Balance at March 31, 2013	$(599)	$(1,546)	$(5)	$(2,150)
The reclassifications out of Accumulated other comprehensive loss follow:

	Three months ended March 31, 2013	Consolidated Statements of Income classification
Amortization of defined benefit pension items
Actuarial loss	$(49)	[1]
	(49)
Tax benefit	17
Total, net of tax	(32)

Gains and losses on cash flow hedges
Floating-to-fixed interest rate swaps	—	Interest expense-net
Currency exchange contracts	1	Cost of products sold
Commodity contracts	—	Cost of products sold
	1
Tax expense	—
Total, net of tax	1

Total reclassifications for the period	$(31)
1 These components of Accumulated other comprehensive loss are included in the computation of net periodic pension cost. See Note 6 for additional information about defined benefit pension items.

Net Income per Ordinary Share
A summary of the calculation of net income per ordinary share attributable to shareholders follows:

	Three months ended March 31
(Shares in millions)	2013	2012
Net income attributable to Eaton ordinary shareholders	$378	$311

Weighted-average number of ordinary shares outstanding-diluted	475.1	339.8
Less dilutive effect of equity-based compensation	3.2	4.4
Weighted-average number of ordinary shares outstanding-basic	471.9	335.4

Net income per ordinary share
Diluted	$0.79	$0.91
Basic	0.80	0.93
For the first quarter of 2013 and 2012, 0.1 million and 0.9 million stock options, respectively, were excluded from the calculation of diluted net income per ordinary share because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive.

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
A summary of financial instruments recognized at fair value, and the fair value measurements used, follows:

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
March 31, 2013
Cash	$639	$639	$—	$—
Short-term investments	397	397	—	—
Net derivative contracts	73	—	73	—
Long-term debt converted to floating interest rates by interest rate swaps - net	79	—	79	—

December 31, 2012
Cash	$577	$577	$—	$—
Short-term investments	527	527	—	—
Net derivative contracts	83	—	83	—
Long-term debt converted to floating interest rates by interest rate swaps - net	87	—	87	—
Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities. No financial instruments were recognized using unobservable inputs.

Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $10,042 and fair value of $10,647 at March 31, 2013 compared to $10,076 and $10,793, respectively, at December 31, 2012. The fair value of Eaton's debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities.

Note 11.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
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
Derivative financial instruments are accounted for at fair value and recognized as assets or liabilities in the Condensed Consolidated Balance Sheets. Accounting for the gain or loss resulting from the change in the fair value of the derivative financial instrument depends on whether it has been designated, and is effective, as part of a hedging relationship and, if so, as to the nature of the hedging activity. Eaton formally documents all relationships between derivative financial instruments accounted for as designated hedges and the hedged item, as well as its risk-management objective and strategy for undertaking the hedge transaction. This process includes linking derivative financial instruments to a recognized asset or liability, specific firm commitment, forecasted transaction, or net investment in a foreign operation. These financial instruments can be designated as:

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

•
Hedges of the variable cash flows of a recognized variable-rate asset or liability, or the forecasted acquisition of such an asset or liability (a cash flow hedge); for these hedges, the effective portion of the gain or loss from the derivative financial instrument is recognized in Accumulated other comprehensive income (loss) and reclassified to income in the same period when the gain or loss on the hedged item is included in income.

•
Hedges of the currency exposure related to a net investment in a foreign operation (a net investment hedge); for these hedges, the effective portion of the gain or loss from the derivative financial instrument is recognized in Accumulated other comprehensive income (loss) and reclassified to income in the same period when the gain or loss related to the net investment in the foreign operation is included in income.

The gain or loss from a derivative financial instrument designated as a hedge that is effective is classified in the same line of the Consolidated Statements of Income as the offsetting loss or gain on the hedged item. The change in fair value of a derivative financial instrument that is not effective as a hedge is immediately recognized in income.
For derivatives that are not designated as a hedge, any gain or loss is immediately recognized in income. The majority of derivatives used in this manner relate to risks resulting from assets or liabilities denominated in a currency and certain commodity contracts that arise in the normal course of business. Gains and losses associated with commodity hedge contracts are classified in Cost of products sold.
Eaton uses certain of its debt denominated in various currencies to hedge portions of its net investments in foreign operations against currency exposure (net investment hedges). Debt denominated in various currencies and designated as non-derivative net investment hedging instruments was $106 and $116 at March 31, 2013 and December 31, 2012, respectively.

Derivative Financial Statement Impacts
The fair value of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets follows:

	Notional amount	Other current assets	Other long-term assets	Other current liabilities	Other long-term liabilities	Type of hedge	Term
March 31, 2013
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$1,540	$3	$76	$—	$—	Fair value	3 months to 21 years
Floating-to-fixed interest rate swaps	300	—	—	—	2	Cash flow	1 year
Currency exchange contracts	388	3	—	8	—	Cash flow	12 to 36 months
Commodity contracts	7	—	—	—	—	Cash flow	12 months
Total		$6	$76	$8	$2

Derivatives not designated as hedges
Currency exchange contracts	$4,417	$39		$38			12 months
Commodity contracts	8	—		—			12 months
Total		$39		$38

December 31, 2012
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$1,290	$2	$85	$—	$—	Fair value	6 months to 21 years
Floating-to-fixed interest rate swaps	300	—	—	—	2	Cash flow	1 year
Currency exchange contracts	451	9	—	4	—	Cash flow	12 to 36 months
Commodity contracts	17	—	—	—	—	Cash flow	12 months
Total		$11	$85	$4	$2

Derivatives not designated as hedges
Currency exchange contracts	$4,997	$23		$31			12 months
Commodity contracts	19	1		—			12 months
Total		$24		$31
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

Amounts recognized in Accumulated other comprehensive income (loss) follow:

	Three months ended March 31
	2013		2012
	Gain (loss) recognized in Accumulated other comprehensive income (loss)	Gain (loss) reclassified from Accumulated other comprehensive income (loss)	Gain (loss) recognized in Accumulated other comprehensive income (loss)	Gain (loss) reclassified from Accumulated other comprehensive income (loss)
Derivatives designated as cash flow hedges
Floating-to-fixed interest rate swaps	$—	$—	$(1)	$—
Currency exchange contracts	(9)	1	9	(2)
Commodity contracts	—	—	4	(2)
Total	$(9)	$1	$12	$(4)

Gains and losses reclassified from Accumulated other comprehensive income (loss) to the Consolidated Statements of Income were recognized in Cost of products sold.
Amounts recognized in net income follow:

	Three months ended March 31
	2013	2012
Derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps	$(8)	$(10)
Related long-term debt converted to floating interest rates by interest rate swaps	8	10
	$—	$—
Gains and losses described above were recognized in Interest expense-net.

Note 12.	INVENTORY
The components of inventory follow:

	March 31, 2013	December 31, 2012
Raw materials	$972	$922
Work-in-process	417	426
Finished goods	1,125	1,134
Inventory at FIFO	2,514	2,482
Excess of FIFO over LIFO cost	(120)	(133)
Total inventory	$2,394	$2,349

Note 13.	BUSINESS SEGMENT INFORMATION
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance.
During the first quarter of 2013, Eaton re-segmented certain reportable operating segments due to a reorganization of the Company's businesses. The new reportable business segments include Electrical Products and Electrical Systems and Services (which include legacy Eaton and legacy Cooper electrical businesses), and Vehicle (which includes truck and automotive drivetrain and powertrain systems businesses).

Electrical Products consists of electrical components, industrial controls, residential products, single phase power quality, emergency lighting, fire detection, wiring devices, structural support systems, circuit protection, and lighting products.
Electrical Systems and Services consists of power distribution and assemblies, three phase power quality, hazardous duty electrical equipment, intrinsically safe explosion-proof instrumentation, utility power distribution, power reliability equipment, and services.
For the reportable segments that were re-segmented, previously reported segment financial information has been updated for all periods reported in 2012 and 2011. The re-segmentation did not impact previously reported consolidated results of operations. Business Segment Information includes the results of acquisitions from the dates of the transactions. See Note 2 for additional information related to business acquisitions.

	Three months ended March 31
	2013	2012
Net sales
Electrical Products	$1,660	$886
Electrical Systems and Services	1,521	852
Hydraulics	756	735
Aerospace	434	430
Vehicle	939	1,057
Total net sales	$5,310	$3,960

Segment operating profit
Electrical Products	$241	$139
Electrical Systems and Services	210	76
Hydraulics	78	109
Aerospace	62	60
Vehicle	132	160
Total segment operating profit	723	544

Corporate
Amortization of intangible assets	(107)	(42)
Interest expense-net	(75)	(28)
Pension and other postretirement benefits expense	(38)	(41)
Inventory step-up adjustment	(33)	(2)
Other corporate expense-net	(70)	(63)
Income before income taxes	400	368
Income tax expense	20	57
Net income	380	311
Less net income for noncontrolling interests	(2)	—
Net income attributable to Eaton ordinary shareholders	$378	$311
Business segment operating profit was reduced by acquisition integration charges as follows:

	Three months ended March 31
	2013	2012
Electrical Products	$3	$—
Electrical Systems and Services	5	2
Hydraulics	12	1
Total	$20	$3

Corporate acquisition integration charges, related to the acquisition of Cooper, totaled $6 in 2013 and are included above in Other corporate expense-net. Acquisition-related transaction costs, such as investment banking, legal and other professional fees, are included above in Interest expense-net and Other corporate expense-net. In 2013, these charges totaled $5 and were related to the acquisition of Cooper. There were no significant Corporate acquisition-related transaction costs in the three months ended March 31, 2012. See Note 3 for additional information about acquisition integration charges and transaction costs.
For additional information regarding Eaton’s business segments, see Note 14 to the Consolidated Financial Statements contained in the 2012 Form 10-K.
New Business Segments - Results of Operations
Electrical Products

	Year ended December 31, 2012	Quarter ended in 2012				Year ended December 31, 2011	Quarter ended in 2011
		Dec. 31	Sept. 30	June 30	Mar. 31		Dec. 31	Sept. 30	June 30	Mar. 31
Net sales	$3,846	$1,138	$919	$903	$886	$3,619	$853	$923	$947	$896

Operating profit	640	178	172	151	139	531	119	135	136	141
Operating margin	16.6%	15.6%	18.7%	16.7%	15.7%	14.7%	14.0%	14.6%	14.4%	15.7%

Acquisition integration charges	$4	$3	$1	$—	$—	$1	$—	$1	$—	$—

Before acquisition integration charges
Operating profit	$644	$181	$173	$151	$139	$532	$119	$136	$136	$141
Operating margin	16.7%	15.9%	18.8%	16.7%	15.7%	14.7%	14.0%	14.7%	14.4%	15.7%
Electrical Systems and Services

	Year ended December 31, 2012	Quarter ended in 2012				Year ended December 31, 2011	Quarter ended in 2011
		Dec. 31	Sept. 30	June 30	Mar. 31		Dec. 31	Sept. 30	June 30	Mar. 31
Net sales	$3,872	$1,197	$910	$913	$852	$3,557	$967	$906	$873	$811

Operating profit	424	146	111	91	76	352	123	83	85	61
Operating margin	11.0%	12.2%	12.2%	10.0%	8.9%	9.9%	12.7%	9.2%	9.7%	7.5%

Acquisition integration charges	$13	$5	$1	$5	$2	$9	$2	$2	$2	$3

Before acquisition integration charges
Operating profit	$437	$151	$112	$96	$78	$361	$125	$85	$87	$64
Operating margin	11.3%	12.6%	12.3%	10.5%	9.2%	10.1%	12.9%	9.4%	10.0%	7.9%
Vehicle

	Year ended December 31, 2012	Quarter ended in 2012				Year ended December 31, 2011	Quarter ended in 2011
		Dec. 31	Sept. 30	June 30	Mar. 31		Dec. 31	Sept. 30	June 30	Mar. 31
Net sales	$3,914	$871	$939	$1,047	$1,057	$4,390	$1,078	$1,157	$1,133	$1,022

Operating profit	$570	$98	$144	$168	$160	$695	$179	$201	$175	$140
Operating margin	14.6%	11.3%	15.3%	16.0%	15.1%	15.8%	16.6%	17.4%	15.4%	13.7%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Amounts are in millions of dollars or shares unless indicated otherwise (per share data assume dilution).

COMPANY OVERVIEW
Eaton Corporation plc (Eaton or Company) is a diversified power management company providing energy-efficient solutions that help its customers effectively manage electrical, hydraulic and mechanical power. With 2012 net sales of $16.3 billion, the Company is a global technology leader in electrical products, systems and services for power quality, distribution and control, power transmission, lighting and wiring products; hydraulics components, systems and services for industrial and mobile equipment; aerospace fuel, hydraulics and pneumatic systems for commercial and military use; and truck and automotive drivetrain and powertrain systems for performance, fuel economy and safety. Eaton has approximately 103,000 employees in over 50 countries, and sells products to customers in more than 175 countries.
In 2012, Eaton acquired certain businesses that affect comparability on a year over year basis, the most substantial of which was Cooper Industries plc (Cooper). Cooper was acquired November 30, 2012 for a purchase price of $13,192. See Note 2 in the 2012 Form 10-K for additional information on the acquisition of Cooper. The Consolidated Statements of Income include the results of these businesses from the dates of the transactions or formation. For a complete list of business acquisitions impacting the comparative periods, see Note 2 to the Condensed Consolidated Financial Statements.
The acquisition of Cooper has significantly transformed Eaton's mix of businesses. As a result, during the first quarter of 2013, Eaton re-segmented certain reportable operating segments due to a reorganization of the Company's businesses. The new reportable business segments include Electrical Products and Electrical Systems and Services (which include legacy Eaton and legacy Cooper electrical businesses), and Vehicle (which includes truck and automotive drivetrain and powertrain systems businesses). For those reportable segments that were re-segmented, previously reported segment financial information has been updated for all periods reported in 2012 and 2011. For additional information regarding the re-segmentation, see Note 13 to the Condensed Consolidated Financial Statements. The re-segmentation did not impact previously reported consolidated results of operations. For additional information regarding Eaton’s business segments, see Note 14 to the Consolidated Financial Statements contained in the 2012 Form 10-K.

Summary of Results of Operations
A summary of Eaton’s Net sales, Net income attributable to Eaton ordinary shareholders, and Net income per ordinary share-diluted follows:

	Three months ended March 31
	2013	2012
Net sales	$5,310	$3,960
Net income attributable to Eaton ordinary shareholders	378	311
Net income per ordinary share-diluted	$0.79	$0.91

RESULTS OF OPERATIONS
The following discussion of Consolidated Financial Results and Business Segment Results of Operations includes certain non-GAAP financial measures. These financial measures include operating earnings, operating earnings per ordinary share, and operating profit before acquisition integration charges for each business segment, as well as corporate expense, each of which excludes amounts that differ from the most directly comparable measure calculated in accordance with generally accepted accounting principles (GAAP). A reconciliation of each of these financial measures to the most directly comparable GAAP measure is included in the table below and in the discussion of the operating results of each business segment. Management believes that these financial measures are useful to investors because they exclude transactions of an unusual nature, allowing investors to more easily compare Eaton’s financial performance period to period. Management uses this information in monitoring and evaluating the on-going performance of Eaton and each business segment. For additional information on acquisition integration charges, see Note 3 to the Condensed Consolidated Financial Statements.

Consolidated Financial Results

	Three months ended March 31		Increase (decrease)
	2013	2012
Net sales	$5,310	$3,960	34%
Gross profit	1,575	1,206	31%
Percent of net sales	29.7%	30.5%
Income before income taxes	400	368	9%
Net income	$380	$311	22%
Less net income for noncontrolling interests	(2)	—
Net income attributable to Eaton ordinary shareholders	378	311	22%
Excluding acquisition integration charges and transaction costs (after-tax)	22	2
Operating earnings	$400	$313	28%

Net income per ordinary share-diluted	$0.79	$0.91	(13)%
Excluding per share impact of acquisition integration charges and transaction costs (after-tax)	0.05	0.01
Operating earnings per ordinary share	$0.84	$0.92	(9)%
Net Sales
Net sales in the first quarter of 2013 increased 34% compared to the first quarter of 2012. The sales increase was due to an increase of 40% from acquisition of businesses partially offset by a decrease of 5% in core sales and a decrease of 1% from the impact of currency translation. The decrease in core sales in the first quarter of 2013 was primarily due to lower demand as a result of continued subdued economic growth in Europe and reduced demand in certain Vehicle markets in the U.S.
Gross Profit
Gross profit increased 31% in the first quarter of 2013 compared to the first quarter of 2012. Gross profit margin decreased 0.8 percentage points from 30.5% in the first quarter of 2012 to 29.7% in the first quarter of 2013 largely due to the impact from reduced volumes in certain markets.
Income Taxes
The effective income tax rate for the first quarter of 2013 was 5.0% compared to 15.6% for the first quarter of 2012. The lower effective tax rate in the first quarter of 2013 was primarily attributable to recording in the first quarter of 2013 the entire U.S. research and experimentation credit for 2012 as a result of a legislative change that occurred in January 2013, the effects of the Cooper transaction and integration, and enhanced utilization of foreign tax credits in the U.S.
Net Income
Net income attributable to Eaton ordinary shareholders of $378 in the first quarter of 2013 increased 22% compared to Net income attributable to Eaton ordinary shareholders of $311 in the first quarter of 2012. The increase in Net income attributable to Eaton ordinary shareholders in the first quarter of 2013 was primarily due to higher sales volumes resulting from the acquisition of businesses, the most substantial of which was Cooper, and a lower effective tax rate. Net income per ordinary share of $0.79 in the first quarter of 2013 decreased 13% from Net income per ordinary share of $0.91 in the first quarter of 2012. The decrease in Net income per ordinary share in the first quarter of 2013 reflects the impact of the shares issued in the acquisition of Cooper and purchase price accounting charges resulting from the transaction.

Business Segment Results of Operations
The following is a discussion of Net sales, operating profit and operating margin by business segment, which includes a discussion of operating profit and operating profit margin before acquisition integration charges. For additional information related to acquired businesses and acquisition integration charges, see Note 2 and Note 3 to the Condensed Consolidated Financial Statements, respectively.
Electrical Products

	Three months ended March 31		Increase
	2013	2012
Net sales	$1,660	$886	87%

Operating profit	241	139	73%
Operating margin	14.5%	15.7%

Acquisition integration charges	$3	$—

Before acquisition integration charges
Operating profit	$244	$139	76%
Operating margin	14.7%	15.7%
Net sales increased 87% in the first quarter of 2013 compared to the first quarter of 2012 primarily due to an increase of 92% from the acquisition of businesses, partially offset by a decrease in core sales of 4% and a decrease of 1% from the impact of currency translation. The decrease in core sales in the first quarter of 2013 reflects lower sales demand from continued weakness in Europe, mixed conditions in Asia Pacific, and modest strength in the U.S., Middle East, and Latin America.
Operating profit before acquisition integration charges in the first quarter of 2013 increased 76% from the first quarter of 2012 primarily due to the acquisition of businesses, as noted above. Operating margin before acquisition integration charges decreased 1.0 percentage point from 15.7% in the first quarter of 2012 to 14.7% in the first quarter of 2013. The decrease in operating margin in the first quarter of 2013 was primarily due to the changed mix of products in the segment as a result of the acquisitions and lower core sales.
Electrical Systems and Services

	Three months ended March 31
	2013	2012	Increase
Net sales	$1,521	$852	79%

Operating profit	210	76	176%
Operating margin	13.8%	8.9%

Acquisition integration charges	$5	$2

Before acquisition integration charges
Operating profit	$215	$78	176%
Operating margin	14.1%	9.2%
Net sales increased 79% in the first quarter of 2013 compared to the first quarter of 2012 due to an increase of 80% from the acquisition of businesses, partially offset by a decrease of 1% from the impact of currency translation. Core sales in the first quarter of 2013 were flat compared to the first quarter of 2012, reflecting continued strength in the U.S., Middle East, and Latin America, offset by weakness in Europe and mixed conditions in Asia Pacific.

Operating profit before acquisition integration charges in the first quarter of 2013 increased 176% from the first quarter of 2012. Operating margin before acquisition integration charges increased 4.9 percentage points from 9.2% in the first quarter of 2012 to 14.1% in the first quarter of 2013. The increase in operating margin in the first quarter of 2013 was primarily due to the changed mix of products in the segment as a result of the acquisitions.
Hydraulics

	Three months ended March 31		Increase (decrease)
	2013	2012
Net sales	$756	$735	3%

Operating profit	78	109	(28)%
Operating margin	10.3%	14.8%

Acquisition integration charges	$12	$1

Before acquisition integration charges
Operating profit	$90	$110	(18)%
Operating margin	11.9%	15.0%
Net sales in the first quarter of 2013 increased 3% compared to the first quarter of 2012 due to an increase of 13% from the acquisition of businesses, partially offset by a decrease in core sales of 9% and a decrease of 1% from the impact of currency translation. The decrease in core sales in the first quarter of 2013 primarily reflects lower demand in the mining and global construction equipment markets.
Operating profit before acquisition integration charges in the first quarter of 2013 decreased 18% from the first quarter of 2012. Operating margin before acquisition integration charges decreased 3.1 percentage points from 15.0% in the first quarter of 2012 to 11.9% in the first quarter of 2013. The decrease in operating margin in the first quarter of 2013 was primarily due to lower core sales volumes and product mix as noted above.
Aerospace

	Three months ended March 31		Increase
	2013	2012
Net sales	$434	$430	1%

Operating profit	62	60	3%
Operating margin	14.3%	14.0%
Net sales in the first quarter of 2013 increased 1% compared to the first quarter of 2012, due to an increase in core sales of 2%, partially offset by a 1% decrease from the impact of currency translation. The increase in core sales in the first quarter of 2013 was primarily due to higher sales in the commercial OEM market.
Operating profit in the first quarter of 2013 increased 3% from the first quarter of 2012. Operating margin increased 0.3 percentage points from 14.0% in the first quarter of 2012 to 14.3% in the first quarter of 2013.

Vehicle

	Three months ended March 31		Decrease
	2013	2012
Net sales	$939	$1,057	(11)%

Operating profit	132	160	(18)%
Operating margin	14.1%	15.1%
Net sales decreased 11% in the first quarter of 2013 compared to the first quarter of 2012 due to a decrease in core sales of 8% and a decrease of 3% from the impact of currency translation. Core sales in the first quarter of 2013 were primarily impacted by lower sales volumes in the NAFTA Class 8 market and weakness in the light vehicle market in Europe, partially offset by higher sales in the Brazil truck markets.
Operating profit in the first quarter of 2013 decreased 18% from the first quarter of 2012. Operating margin decreased 1.0 percentage points from 15.1% in the first quarter of 2012 to 14.1% in the first quarter of 2013. The decrease in operating margin in the first quarter of 2013 was primarily due to lower core sales volumes.
Corporate Expense

	Three months ended March 31		Increase (decrease)
	2013	2012
Amortization of intangible assets	$107	$42	155%
Interest expense-net	75	28	168%
Pension and other postretirement benefits expense	38	41	(7)%
Inventory step-up adjustment	33	2	NM
Other corporate expense-net	70	63	11%
Total corporate expense	$323	$176	84%
Total Corporate expense increased 84% in the first quarter of 2013 to $323 from $176 in the first quarter of 2012 primarily due to the acquisition of Cooper. The acquisition of Cooper resulted in an increase of 155% in Amortization of intangible assets, an increase of 168% in Interest expense-net, primarily related to financing activities in conjunction with the acquisition, and an Inventory step-up adjustment of $33 in the first quarter of 2013 compared to $2 in the first quarter of 2012.
For additional information regarding the acquisition of Cooper, see Note 2 to the Consolidated Financial Statements contained in the 2012 Form 10-K.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Financial Condition and Liquidity
Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk. The Company maintains access to the commercial paper markets through credit facilities that support commercial paper borrowings. There were no borrowings outstanding under these revolving credit facilities at March 31, 2013. Over the course of a year, cash, short-term investments and short-term debt may fluctuate in order to manage global liquidity. Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business.
Eaton was in compliance with each of its debt covenants as of March 31, 2013 and for all periods presented.
Undistributed Assets of Non-U.S. Subsidiaries
At March 31, 2013, approximately 86% of the Company's consolidated cash and short-term investments resided in non-U.S. locations. These funds are considered permanently reinvested to be used to expand operations either organically or through acquisitions outside the U.S. The largest growth areas that are expected to require capital are in developing markets. The Company's U.S. operations generate cash flow sufficient to satisfy U.S. operating requirements and service its debt. The Company does not intend to repatriate any significant amounts of cash to the U.S. in the foreseeable future.
Sources and Uses of Cash Flow
Operating Cash Flow
Net cash provided by operating activities was $100 in the first three months of 2013, an increase of $198 compared to a use of cash of $98 in the first three months of 2012. Higher operating cash flow in the first three months of 2013 compared to the first three months of 2012 was due to lower contributions to defined benefits plans and higher net income, partially offset by higher working capital requirements due to the acquisition of Cooper.
Investing Cash Flow
Net cash provided by investing activities was $773 in the first three months of 2013, an increase of $632 compared to $141 in the first three months of 2012. Investing cash flows in 2013 were primarily impacted by the proceeds from the sale of Apex Tool Group, LLC (Apex) totaling $761, partially offset by a decrease in sales of short-term investments from $262 in the first three months of 2012 to $132 in the first three months of 2013. For additional information on the sale of Apex, see Note 2 to the Condensed Consolidated Financial Statements.
Financing Cash Flow
Net cash used in financing activities was $810 in the first three months of 2013, an increase of $741 compared to $69 in the first three months of 2012. The increase was primarily due to repayments on the bridge facility totaling $669 and cash dividends paid totaling $194.

FORWARD-LOOKING STATEMENTS
This Form 10-Q Report contains forward-looking statements. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to Eaton, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside Eaton’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for the Company’s business segments; unanticipated downturns in business relationships with customers or their purchases from us; the availability of credit to customers and suppliers; competitive pressures on sales and pricing; increases in the cost of material and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; strikes or other labor unrest; the impact of acquisitions and divestitures; unanticipated difficulties integrating acquisitions; new laws and governmental regulations; interest rate changes; tax rate changes or exposure to additional income tax liability; stock market and currency fluctuations; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in exposures to market risk since December 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES.
      Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act), an evaluation was performed, under the supervision and with the participation of Eaton’s management, including Alexander M. Cutler, Principal Executive Officer, and Richard H. Fearon, Principal Financial Officer, of the effectiveness of the design and operation of Eaton’s disclosure controls and procedures. Based on that evaluation, management concluded that Eaton’s disclosure controls and procedures were effective as of March 31, 2013.
Disclosure controls and procedures are designed to ensure that information required to be disclosed in Eaton’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Eaton’s reports filed under the Exchange Act is accumulated and communicated to management, including Eaton’s Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes in Eaton’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, Eaton’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
Information regarding the Company's current legal proceedings is presented in Note 7 and Note 8 of the Notes to the Condensed Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS.
“Item 1A. Risk Factors” in Eaton's 2012 Form 10-K includes a discussion of the Company's risk factors. There have been no material changes from the risk factors described in the 2012 Form 10-K.

ITEM 6.	EXHIBITS.
Exhibits — See Exhibit Index attached.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON CORPORATION plc
Registrant

Date:	May 3, 2013	By:	/s/ Richard H. Fearon
Richard H. Fearon
Principal Financial Officer
(On behalf of the registrant and as Principal Financial Officer)

Eaton Corporation plc
First Quarter 2013 Report on Form 10-Q
Exhibit Index

3 (a)	Certificate of Incorporation - Incorporated by reference to the Form S-8 filed November 30, 2012

3 (b)	Amended and restated Memorandum and Articles of Incorporation - Incorporated by reference to the Form 10-Q Report for the three months ended September 30, 2012

4	Pursuant to Regulation S-K Item 601(b)(4), Eaton agrees to furnish to the SEC, upon request, a copy of the instruments defining the rights of holders of its other long-term debt

10 (ss)	Eaton Savings Plan (2013 restatement) *

10 (tt)	Eaton Supplemental Retirement Plan (effective January 1, 2013) *

10 (uu)	The Eaton Puerto Rico Retirement Savings Plan (April 1, 2013 restatement) *

12	Ratio of Earnings to Fixed Charges — Filed in conjunction with this Form 10-Q Report *

31.1	Certification of Principal Executive Officer (Pursuant to Rule 13a-14(a)) — Filed in conjunction with this Form 10-Q Report *

31.2	Certification of Principal Financial Officer (Pursuant to Rule 13a-14(a)) — Filed in conjunction with this Form 10-Q Report *

32.1	Certification of Principal Executive Officer (Pursuant to Rule 13a-14(b) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act) — Filed in conjunction with this Form 10-Q Report *

32.2	Certification of Principal Financial Officer (Pursuant to Rule 13a-14(b) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act) — Filed in conjunction with this Form 10-Q Report *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Label Definition Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
_______________________________

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the three months ended March 31, 2013 and 2012, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iii) Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and (v) Notes to Condensed Consolidated Financial Statements for the three months ended March 31, 2013.
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