Form 10-Q
period 2013-06-30
Eaton Corp plc
filed 2013-08-02
CIK 1551182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 473.9 million Ordinary Shares outstanding as of June 30, 2013.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 6. EXHIBITS
SIGNATURES
Exhibit Index
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended June 30		Six months ended June 30
(In millions except for per share data)	2013	2012	2013	2012
Net sales	$5,602	$4,068	$10,912	$8,028

Cost of products sold	3,870	2,815	7,605	5,569
Selling and administrative expense	960	690	1,918	1,392
Research and development expense	161	106	313	211
Interest expense - net	71	30	146	58
Other expense (income) - net	6	8	(4)	11
Income before income taxes	534	419	934	787
Income tax expense	37	37	57	94
Net income	497	382	877	693
Less net income for noncontrolling interests	(3)	—	(5)	—
Net income attributable to Eaton ordinary shareholders	$494	$382	$872	$693

Net income per ordinary share
Diluted	$1.04	$1.12	$1.83	$2.04
Basic	1.04	1.13	1.84	2.06

Weighted-average number of ordinary shares outstanding
Diluted	476.3	339.5	475.7	339.6
Basic	473.4	337.0	472.6	336.2

Cash dividends declared per ordinary share	$0.42	$0.38	$0.84	$0.76

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended June 30		Six months ended June 30
(In millions)	2013	2012	2013	2012
Net income	$497	$382	$877	$693
Less net income for noncontrolling interests	(3)	—	(5)	—
Net income attributable to Eaton ordinary shareholders	494	382	872	693

Other comprehensive (loss) income, net of tax
Currency translation and related hedging instruments	(109)	(271)	(390)	(99)
Pensions and other postretirement benefits	36	33	89	71
Cash flow hedges	1	(4)	(5)	12
Other comprehensive loss attributable to Eaton ordinary shareholders	(72)	(242)	(306)	(16)

Total comprehensive income attributable to Eaton ordinary shareholders	$422	$140	$566	$677

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	June 30, 2013	December 31, 2012
Assets
Current assets
Cash	$628	$577
Short-term investments	368	527
Accounts receivable - net	3,820	3,510
Inventory	2,405	2,339
Deferred income taxes	448	442
Prepaid expenses and other current assets	560	429
Total current assets	8,229	7,824

Property, plant and equipment - net	3,749	3,823

Other noncurrent assets
Goodwill	14,049	14,211
Other intangible assets	7,186	7,468
Deferred income taxes	1,169	1,254
Other assets	875	1,704
Total assets	$35,257	$36,284

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$115	$757
Current portion of long-term debt	575	314
Accounts payable	2,045	1,879
Accrued compensation	368	463
Other current liabilities	1,878	2,057
Total current liabilities	4,981	5,470

Noncurrent liabilities
Long-term debt	9,069	9,762
Pension liabilities	1,805	2,004
Other postretirement benefits liabilities	736	740
Deferred income taxes	2,301	2,341
Other noncurrent liabilities	934	812
Total noncurrent liabilities	14,845	15,659

Shareholders’ equity
Eaton shareholders’ equity	15,388	15,113
Noncontrolling interests	43	42
Total equity	15,431	15,155
Total liabilities and equity	$35,257	$36,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30
(In millions)	2013	2012
Operating activities
Net income	$877	$693
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	490	278
Pension expense	148	136
Contributions to pension plans	(244)	(355)
Contributions to other postretirement benefits plans	(29)	(35)
Changes in working capital	(647)	(444)
Other - net	114	98
Net cash provided by operating activities	709	371

Investing activities
Cash paid for acquisitions of businesses	(11)	(365)
Capital expenditures for property, plant and equipment	(251)	(231)
Sales of short-term investments - net	148	35
Proceeds from sale of business	761	3
Other - net	(41)	(24)
Net cash provided by (used in) investing activities	606	(582)

Financing activities
Proceeds from borrowings	28	600
Payments on borrowings	(977)	(18)
Cash dividends paid	(397)	(255)
Exercise of employee stock options	78	44
Excess tax benefit from equity-based compensation	22	21
Other - net	(4)	(47)
Net cash (used in) provided by financing activities	(1,250)	345

Effect of currency on cash	(14)	6
Total increase in cash	51	140
Cash at the beginning of the period	577	385
Cash at the end of the period	$628	$525

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
During the first quarter of 2013, Eaton re-segmented certain reportable operating segments due to a reorganization of the Company's businesses. The new reportable business segments include Electrical Products and Electrical Systems and Services (which include legacy Eaton and former Cooper Industries plc (Cooper) electrical businesses), and Vehicle (which includes truck and automotive drivetrain and powertrain systems businesses). See Note 13 for additional information related to these segments.
During the second quarter of 2013, Eaton made adjustments to the purchase price allocation related to the acquisition of Cooper. These adjustments have been reflected in the Condensed Consolidated Balance Sheet at December 31, 2012. The Company did not revise the Consolidated Statement of Income for the year ended December 31, 2012, as any adjustment was considered immaterial. See Note 2 for additional information related to the acquisition Cooper.
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
In 2012, Eaton acquired businesses in separate transactions. The Consolidated Statements of Income include the results of these businesses from the dates of the transactions. These transactions and the related annual sales prior to acquisition are summarized below:

Acquired businesses	Date of transaction	Business segment	Annual sales
Cooper Industries plc	November 30, 2012	Electrical Products; Electrical Systems and Services	$5,409 for 2011
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
The purchase price allocation below represents Cooper's opening balance sheet on November 30, 2012 which was initially reported in the Form 10-K for the year ended December 31, 2012. During the quarter ended June 30, 2013, opening balance sheet adjustments have been made to update Eaton's preliminary estimates primarily related to intangible assets, goodwill, certain property values and the related deferred tax impact. These adjustments have been reflected in the December 31, 2012 Condensed Consolidated Balance Sheet.

	November 30, 2012 (as previously reported)	Adjustments	November 30, 2012 (as adjusted)
Working capital accounts (1)	$2,314	$(10)	$2,304
Prepaid expenses and other current assets	339	(11)	328
Property, plant and equipment	940	(55)	885
Investment in Apex Tool Group, LLC	800	7	807
Intangible assets	4,577	673	5,250
Other assets	35	—	35
Debt	(1,221)	—	(1,221)
Accounts payable	(519)	—	(519)
Other current liabilities	(634)	(39)	(673)
Deferred taxes and other noncurrent liabilities	(1,943)	(366)	(2,309)
Total identifiable net assets	4,688	199	4,887
Goodwill	8,504	(199)	8,305
Total consideration	$13,192	$—	$13,192

(1) Working capital accounts include Cash, Short-term investments, Accounts receivable and Inventory.
The purchase price allocation for Cooper continues to be evaluated. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments will be recorded. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The finalization of the purchase accounting assessment will result in changes in the valuation of assets acquired and liabilities assumed and may have a material impact on the Company's results of operations and financial position.
Goodwill has been allocated to the Electrical Products and Electrical Systems and Services segments. The goodwill recognized is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined company and assembled workforce. Goodwill recognized as a result of the acquisition is not deductible for tax purposes. See Note 4 for additional information about goodwill.
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

Note 3.	ACQUISITION INTEGRATION AND RESTRUCTURING CHARGES
Eaton incurs integration charges and transaction costs related to acquired businesses. A summary of these charges follows:

	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
Acquisition integration charges
Electrical Products	$12	$—	$15	$—
Electrical Systems and Services	11	5	16	7
Hydraulics	8	3	20	4
Total business segments	31	8	51	11
Corporate	6	1	12	1
Total acquisition integration charges	$37	$9	$63	$12

Transaction costs
Corporate	$2	$7	$7	$7
Total transaction costs	$2	$7	$7	$7

Total acquisition integration charges and transaction costs before income taxes	$39	$16	$70	$19
Total after income taxes	$25	$10	$47	$12
Per ordinary share - diluted	$0.05	$0.03	$0.10	$0.04
Business segment integration charges in 2013 were related primarily to the integrations of Cooper, Polimer Kaucuk Sanayi ve Pazarlama, Jeil Hydraulics and Rolec Comercial e Industrial. Business segment integration charges in 2012 were related primarily to the integrations of E. Begerow GmbH & Co. KG and Internormen Technology Group. These charges were included in Cost of products sold or Selling and administrative expense, as appropriate. In Business Segment Information the charges reduced Operating profit of the related business segment.
Corporate integration charges in 2013 and 2012 were related primarily to the integration of Cooper. These charges were included in Selling and administrative expense. In Business Segment Information the charges were included in Other corporate expense - net.
Acquisition-related transaction costs, such as investment banking, legal, and other professional fees are not included as a component of consideration transferred in an acquisition but are expensed as incurred. Acquisition related transaction costs in 2013 and 2012 were related to the acquisition of Cooper. These charges were included in Selling and administrative expense, Interest expense - net and Other corporate expense - net, as appropriate. In Business Segment Information the charges were included in Interest expense - net and Other corporate expense - net.
See Note 2 for additional information about business acquisitions.
Restructuring Charges
During the fourth quarter of 2012, Eaton undertook restructuring activities to improve the efficiency of certain businesses. These actions resulted in a charge in the fourth quarter of 2012 of $50, comprised of severance costs totaling $34 and other non-cash expenses totaling $16.
During the first half of 2013, Eaton undertook restructuring activities related to the acquisition and integration of Cooper in an effort to gain efficiencies in selling, marketing, traditional back-office functions and manufacturing and distribution. These actions resulted in charges totaling $17, comprised primarily of severance costs, and are included in the table above in acquisition integration charges. These restructuring initiatives are expected to continue through the second half of 2013.
Restructuring charges were included in Cost of products sold or Selling and administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment. See Note 13 for additional information about business segments. As of June 30, 2013, the liabilities related to restructuring actions totaled $36.

Note 4.	GOODWILL
A summary of goodwill follows:

	June 30, 2013	December 31, 2012
Electrical Products	$5,787	$5,874
Electrical Systems and Services	5,486	5,531
Hydraulics	1,383	1,404
Aerospace	1,038	1,045
Vehicle	355	357
Total goodwill	$14,049	$14,211
During the second quarter ended June 30, 2013, purchase price allocation adjustments related to the acquisition of Cooper resulted in retrospective adjustments to goodwill for Electrical Products and Electrical Systems and Services at December 31, 2012. See Note 2 for additional information related to purchase price allocation adjustments.
The decrease in total goodwill in 2013 was related to the impact of currency translation.

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

Note 6.	RETIREMENT BENEFITS PLANS
The components of retirement benefits expense follow:

	Three months ended June 30
	United States pension benefit expense		Non-United States pension benefit expense		Other postretirement benefits expense
	2013	2012	2013	2012	2013	2012
Service cost	$32	$29	$15	$12	$5	$4
Interest cost	37	33	19	19	8	10
Expected return on plan assets	(56)	(45)	(21)	(19)	(1)	(2)
Amortization	33	29	7	4	4	3
	46	46	20	16	16	15
Settlement loss	10	5	—	—	—	—
Total expense	$56	$51	$20	$16	$16	$15

	Six months ended June 30
	United States pension benefit expense		Non-United States pension benefit expense		Other postretirement benefits expense
	2013	2012	2013	2012	2013	2012
Service cost	$64	$58	$30	$24	$10	$8
Interest cost	74	67	39	38	17	19
Expected return on plan assets	(113)	(90)	(42)	(38)	(3)	(3)
Amortization	66	58	14	8	7	7
	91	93	41	32	31	31
Settlement loss	16	9	—	2	—	—
Total expense	$107	$102	$41	$34	$31	$31

Note 7.	LEGAL CONTINGENCIES
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
In December 2010, a Brazilian court held that a judgment obtained by a Brazilian company, Raysul, against another Brazilian company, Saturnia, which was sold by Eaton in 2006, could be enforced against Eaton Ltda. This judgment is based on an alleged violation of an agency agreement between Raysul and Saturnia. At June 30, 2013, the Company has a total accrual of 71 Brazilian Reais related to this matter ($32 based on current exchange rates), comprised of 60 Brazilian Reais recognized in the fourth quarter of 2010 ($27 based on current exchange rates) with an additional 11 Brazilian Reais recognized through June 30, 2013 ($5 based on current exchange rates). In 2010, Eaton filed motions for clarification with the Brazilian court of appeals which were denied on April 6, 2011. Eaton Holding and Eaton Ltda. filed appeals on various issues to the Superior Court of Justice in Brasilia. In April 2013, the Superior Court of Justice ruled in favor of Raysul. Additional motions for clarification have been filed with the Superior Court of Justice in Brasilia and an additional appeal is being considered. The Company expects that any sum it may be required to pay in connection with this matter will not exceed the amount of the recorded liability.
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
The effective income tax rate for the second quarter of 2013 was 7.0% compared to 8.7% for the second quarter of 2012 and 6.1% for the first six months of 2013 compared to 11.9% for the first six months of 2012. The lower effective tax rate in the second quarter of 2013 was primarily attributable to the reinstatement in 2013 of the U.S. research and experimentation credit, and the effects of the Cooper transaction and integration. The lower effective tax rate in the first six months of 2013 was attributable to the items noted above, the recording of the entire 2012 U.S. research and experimentation credit in the first quarter of 2013, and enhanced utilization of foreign tax credits in the U.S.
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

The Company firmly believes that the proposed assessments are without merit. The Company also believes that it was in full compliance with the terms of the two APAs, and that the IRS's unilateral attempt to retroactively cancel these two binding contracts is also without merit, and represents a breach of the two contracts. On February 29, 2012, the Company filed a Petition with the U.S Tax Court in which it asserted that the transfer pricing established in the two APA contracts meets the arms-length standard set by the U.S. income tax laws, and accordingly, that the two APA contracts should be enforced in accordance with their terms. On June 11, 2012, the Company filed a motion for partial summary judgment with the U.S. Tax Court, asking the U.S. Tax Court to find that the APAs are binding contracts and that the IRS has the burden of proof to substantiate cancellation of the APAs. On June 26, 2013, the U.S. Tax Court ruled that the IRS has the discretion to unilaterally cancel an APA and that the taxpayer bears the burden of proving that the IRS abused that discretion. While the Company disagrees with the Tax Court's ruling, the Company remains confident that it will be able to demonstrate that it was in full compliance with the APAs and that the IRS abused its discretion in canceling the APAs after their terms expired. In addition, the Company continues to believe the transfer pricing methodology contained in the APAs is correct. The Company believes that the ultimate resolution of this matter will not have a material impact on the consolidated financial statements.

Note 9.	EQUITY
The changes in Shareholders’ equity follow:

	Eaton shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2012	$15,113	$42	$15,155
Net income	872	5	877
Other comprehensive loss	(306)	—	(306)
Cash dividends paid	(397)	(4)	(401)
Issuance of shares under equity-based compensation plans - net	106	—	106
Balance at June 30, 2013	$15,388	$43	$15,431
The changes in Accumulated other comprehensive loss follow:

	Currency translation and related hedging instruments	Pensions and other postretirement benefits	Cash flow hedges	Total
Balance at December 31, 2012	$(367)	$(1,599)	$2	$(1,964)
Other comprehensive (loss) income before reclassifications	(390)	23	(6)	(373)
Amounts reclassified from Accumulated other comprehensive (loss) income	—	66	1	67
Net current-period other comprehensive (loss) income	(390)	89	(5)	(306)
Balance at June 30, 2013	$(757)	$(1,510)	$(3)	$(2,270)

The reclassifications out of Accumulated other comprehensive loss follow:

	Six months ended June 30, 2013	Consolidated Statements of Income classification
Amortization of defined benefit pension items
Actuarial loss	$(103)	[1]
	(103)
Tax benefit	37
Total, net of tax	(66)

Gains and losses on cash flow hedges
Floating-to-fixed interest rate swaps	(1)	Interest expense - net
Currency exchange contracts	1	Cost of products sold
Commodity contracts	(1)	Cost of products sold
	(1)
Tax expense	—
Total, net of tax	(1)

Total reclassifications for the period	$(67)
1 These components of Accumulated other comprehensive loss are included in the computation of net periodic pension cost. See Note 6 for additional information about defined benefit pension items.
Net Income per Ordinary Share
A summary of the calculation of net income per ordinary share attributable to shareholders follows:

	Three months ended June 30		Six months ended June 30
(Shares in millions)	2013	2012	2013	2012
Net income attributable to Eaton ordinary shareholders	$494	$382	$872	$693

Weighted-average number of ordinary shares outstanding - diluted	476.3	339.5	475.7	339.6
Less dilutive effect of equity-based compensation	2.9	2.5	3.1	3.4
Weighted-average number of ordinary shares outstanding - basic	473.4	337.0	472.6	336.2

Net income per ordinary share
Diluted	$1.04	$1.12	$1.83	$2.04
Basic	1.04	1.13	1.84	2.06
For the second quarter and the first six months of 2013, 0.2 million and 0.1 million stock options, respectively, were excluded from the calculation of diluted net income per ordinary share because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive. For the second quarter and the first six months of 2012, 2.4 million and 1.7 million stock options, respectively, were excluded from the calculation of diluted net income per ordinary share because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive.

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
A summary of financial instruments recognized at fair value, and the fair value measurements used, follows:

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
June 30, 2013
Cash	$628	$628	$—	$—
Short-term investments	368	368	—	—
Net derivative contracts	(13)	—	(13)	—
Long-term debt converted to floating interest rates by interest rate swaps - net	(1)	—	(1)	—

December 31, 2012
Cash	$577	$577	$—	$—
Short-term investments	527	527	—	—
Net derivative contracts	83	—	83	—
Long-term debt converted to floating interest rates by interest rate swaps - net	87	—	87	—
Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities. No financial instruments were recognized using unobservable inputs.
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $9,644 and fair value of $9,821 at June 30, 2013 compared to $10,076 and $10,793, respectively, at December 31, 2012. The fair value of Eaton's debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and is considered a Level 2 fair value measurement.

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
Eaton uses certain of its debt denominated in various currencies to hedge portions of its net investments in foreign operations against currency exposure (net investment hedges). Debt denominated in various currencies and designated as non-derivative net investment hedging instruments was $101 and $116 at June 30, 2013 and December 31, 2012, respectively.

Derivative Financial Statement Impacts
The fair value of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets follows:

	Notional amount	Other current assets	Other long-term assets	Other current liabilities	Other long-term liabilities	Type of hedge	Term
June 30, 2013
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$2,390	$2	$43	$—	$46	Fair value	9 months to 21 years
Floating-to-fixed interest rate swaps	300	—	—	1	—	Cash flow	1 year
Currency exchange contracts	442	4	—	9	—	Cash flow	12 to 36 months
Commodity contracts	1	—	—	—	—	Cash flow	12 months
Total		$6	$43	$10	$46

Derivatives not designated as hedges
Currency exchange contracts	$4,165	$29		$35			12 months
Commodity contracts	2	—		—			12 months
Total		$29		$35

December 31, 2012
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$1,290	$2	$85	$—	$—	Fair value	6 months to 21 years
Floating-to-fixed interest rate swaps	300	—	—	—	2	Cash flow	1 year
Currency exchange contracts	451	9	—	4	—	Cash flow	12 to 36 months
Commodity contracts	17	—	—	—	—	Cash flow	12 months
Total		$11	$85	$4	$2

Derivatives not designated as hedges
Currency exchange contracts	$4,997	$23		$31			12 months
Commodity contracts	19	1		—			12 months
Total		$24		$31
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

Amounts recognized in Accumulated other comprehensive income (loss) follow:

	Three months ended June 30
	2013		2012
	Gain (loss) recognized in Accumulated other comprehensive income (loss)	Gain (loss) reclassified from Accumulated other comprehensive income (loss)	Gain (loss) recognized in Accumulated other comprehensive income (loss)	Gain (loss) reclassified from Accumulated other comprehensive income (loss)
Derivatives designated as cash flow hedges
Floating-to-fixed interest rate swaps	$—	$(1)	$(1)	$(1)
Currency exchange contracts	1	—	(3)	1
Commodity contracts	(1)	(1)	(4)	(2)
Total	$—	$(2)	$(8)	$(2)

	Six months ended June 30
	2013		2012
	Gain (loss) recognized in Accumulated other comprehensive income (loss)	Gain (loss) reclassified from Accumulated other comprehensive income (loss)	Gain (loss) recognized in Accumulated other comprehensive income (loss)	Gain (loss) reclassified from Accumulated other comprehensive income (loss)
Derivatives designated as cash flow hedges
Floating-to-fixed interest rate swaps	$—	$(1)	$(2)	$(1)
Foreign currency exchange contracts	(8)	1	6	(1)
Commodity contracts	(1)	(1)	—	(4)
Total	$(9)	$(1)	$4	$(6)
Gains and losses reclassified from Accumulated other comprehensive income (loss) to the Consolidated Statements of Income were recognized in Cost of products sold.
Amounts recognized in net income follow:

	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
Derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps	$(80)	$24	$(88)	$14
Related long-term debt converted to floating interest rates by interest rate swaps	80	(24)	88	(14)
	$—	$—	$—	$—
Gains and losses described above were recognized in Interest expense - net.

Note 12.	INVENTORY
The components of inventory follow:

	June 30, 2013	December 31, 2012
Raw materials	$978	$919
Work-in-process	421	424
Finished goods	1,127	1,129
Inventory at FIFO	2,526	2,472
Excess of FIFO over LIFO cost	(121)	(133)
Total inventory	$2,405	$2,339

Note 13.	BUSINESS SEGMENT INFORMATION
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance.
During the first quarter of 2013, Eaton re-segmented certain reportable operating segments due to a reorganization of the Company's businesses. The new reportable business segments are Electrical Products and Electrical Systems and Services (which include legacy Eaton and former Cooper electrical businesses), and Vehicle (which includes truck and automotive drivetrain and powertrain systems businesses). Previously reported segment financial information has been updated for all periods reported.
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

	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
Net sales
Electrical Products	$1,758	$903	$3,418	$1,789
Electrical Systems and Services	1,624	913	3,145	1,765
Hydraulics	772	769	1,528	1,504
Aerospace	446	436	880	866
Vehicle	1,002	1,047	1,941	2,104
Total net sales	$5,602	$4,068	$10,912	$8,028

Segment operating profit
Electrical Products	$272	$151	$513	$290
Electrical Systems and Services	227	91	437	167
Hydraulics	104	123	182	232
Aerospace	67	59	129	119
Vehicle	172	168	304	328
Total segment operating profit	842	592	1,565	1,136

Corporate
Amortization of intangible assets	(108)	(42)	(215)	(84)
Interest expense - net	(71)	(30)	(146)	(58)
Pension and other postretirement benefits expense	(43)	(39)	(81)	(80)
Inventory step-up adjustment	(1)	(1)	(34)	(3)
Other corporate expense - net	(85)	(61)	(155)	(124)
Income before income taxes	534	419	934	787
Income tax expense	37	37	57	94
Net income	497	382	877	693
Less net income for noncontrolling interests	(3)	—	(5)	—
Net income attributable to Eaton ordinary shareholders	$494	$382	$872	$693
Business segment operating profit was reduced by acquisition integration charges as follows:

	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
Electrical Products	$12	$—	$15	$—
Electrical Systems and Services	11	5	16	7
Hydraulics	8	3	20	4
Total	$31	$8	$51	$11
Corporate acquisition integration charges totaled $6 and $12 for the second quarter and the first six months of 2013, respectively, and $1 for both the second quarter and the first six months of 2012. Corporate acquisition integration charges related primarily to the acquisition of Cooper and are included above in Other corporate expense - net.
Acquisition-related transaction costs, such as investment banking, legal and other professional fees are included above in Interest expense - net and Other corporate expense - net and are related to the acquisition of Cooper. These charges totaled $2 and $7 for the second quarter and the first six months of 2013, respectively, and $7 for both the second quarter and the first six months of 2012. See Note 3 for additional information about acquisition integration charges and transaction costs.
For additional information regarding Eaton’s business segments, see Note 14 to the Consolidated Financial Statements contained in the 2012 Form 10-K.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Amounts are in millions of dollars or shares unless indicated otherwise (per share data assume dilution).

COMPANY OVERVIEW
Eaton Corporation plc (Eaton or Company) is a diversified power management company providing energy-efficient solutions that help its customers effectively manage electrical, hydraulic and mechanical power. With 2012 net sales of $16.3 billion, the Company is a global technology leader in electrical products, systems and services for power quality, distribution and control, power transmission, lighting and wiring products; hydraulics components, systems and services for industrial and mobile equipment; aerospace fuel, hydraulics and pneumatic systems for commercial and military use; and truck and automotive drivetrain and powertrain systems for performance, fuel economy and safety. Eaton has approximately 102,000 employees in over 60 countries, and sells products to customers in more than 175 countries.
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
The acquisition of Cooper has significantly transformed Eaton's mix of businesses. As a result, during the first quarter of 2013, Eaton re-segmented certain reportable operating segments due to a reorganization of the Company's businesses. The new reportable business segments are Electrical Products and Electrical Systems and Services (which include legacy Eaton and former Cooper electrical businesses), and Vehicle (which includes truck and automotive drivetrain and powertrain systems businesses). For those reportable segments that were re-segmented, previously reported segment financial information has been updated for all periods reported in 2012 and 2011. See Note 13 to the Condensed Consolidated Financial Statements contained in the Form 10-Q for the quarterly period ending March 31, 2013. For additional information regarding the re-segmentation, see Note 13 to the Condensed Consolidated Financial Statements. The re-segmentation did not impact previously reported consolidated results of operations. For additional information regarding Eaton’s business segments, see Note 14 to the Consolidated Financial Statements contained in the 2012 Form 10-K.

Summary of Results of Operations
A summary of Eaton’s Net sales, Net income attributable to Eaton ordinary shareholders, and Net income per ordinary share-diluted follows:

	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
Net sales	$5,602	$4,068	$10,912	$8,028
Net income attributable to Eaton ordinary shareholders	494	382	872	693
Net income per ordinary share-diluted	$1.04	$1.12	$1.83	$2.04

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

Consolidated Financial Results

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
	2013	2012		2013	2012
Net sales	$5,602	$4,068	38%	$10,912	$8,028	36%
Gross profit	1,732	1,253	38%	3,307	2,459	34%
Percent of net sales	30.9%	30.8%		30.3%	30.6%
Income before income taxes	534	419	27%	934	787	19%
Net income	$497	$382	30%	$877	$693	27%
Less net income for noncontrolling interests	(3)	—		(5)	—
Net income attributable to Eaton ordinary shareholders	494	382	29%	872	693	26%
Excluding acquisition integration charges and transaction costs (after-tax)	25	10		47	12
Operating earnings	$519	$392	32%	$919	$705	30%

Net income per ordinary share-diluted	$1.04	$1.12	(7)%	$1.83	$2.04	(10)%
Excluding per share impact of acquisition integration charges and transaction costs (after-tax)	0.05	0.03		0.10	0.04
Operating earnings per ordinary share	$1.09	$1.15	(5)%	$1.93	$2.08	(7)%
Net Sales
Net sales in the second quarter of 2013 increased 38% compared to the second quarter of 2012 due to an increase of 40% from the acquisition of businesses, partially offset by a decrease of 2% in core sales. Net sales in the first six months of 2013 increased 36% compared to the first six months of 2012 due to an increase of 40% from the acquisitions of businesses, partially offset by a decrease of 3% in core sales and a decrease of 1% from the impact of currency translation. The decrease in core sales in both the second quarter and the first six months of 2013 reflects soft end markets due to a continuation of the subdued global economic conditions experienced during the second half of 2012 and the first quarter of 2013. Eaton now anticipates that its end markets for 2013 will grow 1%.
Gross Profit
The gross profit margin remained relatively consistent for the second quarter and the first six months of 2013 as compared to the same periods of 2012 due to productivity efficiencies, offset by lower core sales due to continued subdued global economic conditions, as noted above.
Income Taxes
The effective income tax rate for the second quarter of 2013 was 7.0% compared to 8.7% for the second quarter of 2012 and 6.1% for the first six months of 2013 compared to 11.9% for the first six months of 2012. The lower effective tax rate in the second quarter of 2013 was primarily attributable to the reinstatement in 2013 of the U.S. research and experimentation credit, and the effects of the Cooper transaction and integration. The lower effective tax rate in the first six months of 2013 was attributable to the items noted above, the recording of the entire 2012 U.S. research and experimentation credit in the first quarter, and enhanced utilization of foreign tax credits in the U.S.

Net Income
Net income attributable to Eaton ordinary shareholders of $494 in the second quarter of 2013 increased 29% compared to Net income attributable to Eaton ordinary shareholders of $382 in the second quarter of 2012. Net income per ordinary share of $1.04 in the second quarter of 2013 decreased 7% from Net income per ordinary share of $1.12 in the second quarter of 2012. Net income attributable to Eaton ordinary shareholders of $872 in the first six months of 2013 increased 26% compared to Net income of $693 in the first six months of 2012. Net income per ordinary share of $1.83 in the first six months of 2013 decreased 10% from Net income per ordinary share of $2.04 in the first six months of 2012. The increase in Net income attributable to Eaton ordinary shareholders in both the second quarter and the first six months of 2013 was primarily due to higher sales volumes resulting from the acquisition of businesses, the most substantial of which was Cooper, and a lower effective tax rate. The decrease in Net income per ordinary share in both the second quarter and the first six months of 2013 reflects the impact of the incremental shares issued in the acquisition of Cooper and purchase price accounting charges resulting from the transaction.
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
Electrical Products

	Three months ended June 30		Increase	Six months ended June 30		Increase
	2013	2012		2013	2012
Net sales	$1,758	$903	95%	$3,418	$1,789	91%

Operating profit	272	151	80%	513	290	77%
Operating margin	15.5%	16.7%		15.0%	16.2%

Acquisition integration charges	$12	$—		$15	$—

Before acquisition integration charges
Operating profit	$284	$151	88%	$528	$290	82%
Operating margin	16.2%	16.7%		15.4%	16.2%
Net sales increased 95% in the second quarter of 2013 compared to the second quarter of 2012 due to the acquisition of businesses. Net sales increased 91% in the first six months of 2013 compared to the first six months of 2012 due to an increase of 94% from the acquisition of businesses, partially offset by a decrease in core sales of 3%. Core sales in the second quarter of 2013 and the first six months of 2013 reflect continued strength in the U.S., Middle East and Latin America offset by weakness in Asia Pacific and Europe. Eaton now anticipates its Electrical Products markets will grow 1.5% for all of 2013.
Operating margin before acquisition integration charges decreased 0.5 percentage points from 16.7% in the second quarter of 2012 to 16.2% in the second quarter of 2013. Operating margin before acquisition integration charges decreased 0.8 percentage points from 16.2% in the first six months of 2012 to 15.4% in the first six months of 2013. The decrease in operating margin in both the second quarter and the first six months of 2013 was primarily due to the changed mix of products in the segment as a result of the acquisitions and lower core sales, as noted above.

Electrical Systems and Services

	Three months ended June 30		Increase	Six months ended June 30		Increase
	2013	2012		2013	2012
Net sales	$1,624	$913	78%	$3,145	$1,765	78%

Operating profit	227	91	149%	437	167	162%
Operating margin	14.0%	10.0%		13.9%	9.5%

Acquisition integration charges	$11	$5		$16	$7

Before acquisition integration charges
Operating profit	$238	$96	148%	$453	$174	160%
Operating margin	14.7%	10.5%		14.4%	9.9%
Net sales increased 78% in the second quarter of 2013 compared to the second quarter of 2012 primarily due to an increase of 78% from the acquisition of businesses and an increase in core sales of 1%, partially offset by a decrease of 1% from the impact of currency translation. Net sales increased 78% in the first six months of 2013 compared to the first six months of 2012 due to an increase of 79% from the acquisition of businesses, partially offset by a decrease of 1% from the impact of currency translation. Core sales in both the second quarter and the first six months of 2013 reflect continued strength in the U.S., Middle East and Latin America, offset by weakness in Asia Pacific and Europe. Eaton now anticipates its Electrical Systems and Services markets will grow 1% for all of 2013.
Operating margin before acquisition integration charges increased 4.2 percentage points from 10.5% in the second quarter of 2012 to 14.7% in the second quarter of 2013. Operating margin before acquisition integration charges increased 4.5 percentage points from 9.9% for the first six months of 2012 to 14.4% for the first six months of 2013. The increase in operating margin in both the second quarter and the first six months of 2013 was primarily due to the changed mix of products in the segment as a result of the acquisitions.
Hydraulics

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
	2013	2012		2013	2012
Net sales	$772	$769	—%	$1,528	$1,504	2%

Operating profit	104	123	(15)%	182	232	(22)%
Operating margin	13.5%	16.0%		11.9%	15.4%

Acquisition integration charges	$8	$3		$20	$4

Before acquisition integration charges
Operating profit	$112	$126	(11)%	$202	$236	(14)%
Operating margin	14.5%	16.4%		13.2%	15.7%
Net sales in the second quarter of 2013 were similar with the second quarter of 2012 due to an increase of 10% from the acquisition of businesses, offset by a decrease in core sales of 9% and a decrease of 1% from the impact of currency translation. Net sales increased 2% in the first six months of 2013 compared to the first six months of 2012 due to an increase of 12% from the acquisition of businesses, partially offset by a decrease in core sales of 9% and a decrease of 1% from the impact of currency translation. The decrease in core sales in both the second quarter and the first six months of 2013 primarily reflects lower demand, particularly in the U.S. and Asia Pacific. Eaton now anticipates its Hydraulics markets will decline 5% for all of 2013.

Operating margin before acquisition integration charges decreased 1.9 percentage points from 16.4% in the second quarter of 2012 to 14.5% in the second quarter of 2013. Operating margin before acquisition integration charges decreased 2.5 percentage points from 15.7% for the first six months of 2012 to 13.2% for the first six months of 2013. The decrease in operating margin in both the second quarter and the first six months of 2013 was primarily due to lower core sales, as noted above.
Aerospace

	Three months ended June 30		Increase	Six months ended June 30		Increase
	2013	2012		2013	2012
Net sales	$446	$436	2%	$880	$866	2%

Operating profit	67	59	14%	129	119	8%
Operating margin	15.0%	13.5%		14.7%	13.7%
Net sales in the second quarter of 2013 increased 2% compared to the second quarter of 2012 due to an increase in core sales of 3%, partially offset by a 1% decrease from the impact of currency translation. Net sales increased 2% in the first six months of 2013 compared to the first six months of 2012 due to an increase in core sales. The increase in core sales in the second quarter and the first six months of 2013 was primarily due to higher sales in the commercial OEM market. Eaton now anticipates its Aerospace markets will grow 3% for all of 2013.
Operating margin increased 1.5 percentage points from 13.5% in the second quarter of 2012 to 15.0% in the second quarter of 2013. Operating margin increased 1.0 percentage points from 13.7% for the first six months of 2012 to 14.7% for the first six months of 2013. The increase in operating margin in both the second quarter and the first six months of 2013 was primarily due to higher sales volumes and improved productivity.
Vehicle

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
	2013	2012		2013	2012
Net sales	$1,002	$1,047	(4)%	$1,941	$2,104	(8)%

Operating profit	172	168	2%	304	328	(7)%
Operating margin	17.2%	16.0%		15.7%	15.6%
Net sales decreased 4% in the second quarter of 2013 compared to the second quarter of 2012 due to a decrease in core sales of 3% and a decrease of 1% from the impact of currency translation. Net sales decreased 8% in the first six months of 2013 compared to the first six months of 2012 due to a decrease in core sales of 6% and a decrease of 2% from the impact of currency translation. Core sales in both the second quarter and the first six months of 2013 were primarily impacted by lower sales volumes in the NAFTA Class 8 truck market, partially offset by higher sales in South America and Asia Pacific vehicle markets. Eaton now anticipates its Vehicle markets will grow 1% for all of 2013.
Operating margin increased 1.2 percentage points from 16.0% in the second quarter of 2012 to 17.2% in the second quarter of 2013. Operating margin increased 0.1 percentage point from 15.6% for the first six months of 2012 to 15.7% for the first six months of 2013. The increase in operating margin in the second quarter was primarily due to the changed mix of products and improved productivity.

Corporate Expense

	Three months ended June 30		Increase	Six months ended June 30		Increase
	2013	2012		2013	2012
Amortization of intangible assets	$108	$42	157%	$215	$84	156%
Interest expense - net	71	30	137%	146	58	152%
Pension and other postretirement benefits expense	43	39	10%	81	80	1%
Inventory step-up adjustment	1	1	—%	34	3	NM
Other corporate expense - net	85	61	39%	155	124	25%
Total corporate expense	$308	$173	78%	$631	$349	81%
Total Corporate expense increased 78% in the second quarter of 2013 to $308 from $173 in the second quarter of 2012 primarily due to the acquisition of Cooper. The acquisition of Cooper resulted in an increase of 157% in Amortization of intangible assets and an increase of 137% in Interest expense - net, primarily related to financing activities in conjunction with the acquisition.
Total Corporate expense increased 81% in the first six months of 2013 to $631 from $349 in the first six months of 2012 primarily due to the acquisition of Cooper. The acquisition of Cooper resulted in an increase of 156% in Amortization of intangible assets and an increase of 152% in Interest expense - net, primarily related to financing activities in conjunction with the acquisition.
For additional information regarding the acquisition of Cooper, see Note 2 to the Consolidated Financial Statements contained in the 2012 Form 10-K.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Financial Condition and Liquidity
Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk. The Company maintains access to the commercial paper markets through a commercial paper program, which is supported by credit facilities in the aggregate principal amount of $2,000. There were no borrowings outstanding under these revolving credit facilities at June 30, 2013. Over the course of a year, cash, short-term investments and short-term debt may fluctuate in order to manage global liquidity. Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business.
Eaton was in compliance with each of its debt covenants as of June 30, 2013 and for all periods presented.
Undistributed Assets of Non-U.S. Subsidiaries
At June 30, 2013, approximately 87% of the Company's consolidated cash and short-term investments resided in non-U.S. locations. These funds are considered permanently reinvested to be used to expand operations either organically or through acquisitions outside the U.S. The largest growth areas that are expected to require capital are in developing markets. The Company's U.S. operations generate cash flow sufficient to satisfy U.S. operating requirements and service its debt. The Company does not intend to repatriate any significant amounts of cash to the U.S. in the foreseeable future.
Sources and Uses of Cash Flow
Operating Cash Flow
Net cash provided by operating activities was $709 in the first six months of 2013, an increase of $338 compared to $371 in the first six months of 2012. Higher operating cash flow in the first six months of 2013 compared to the first six months of 2012 was due primarily to higher net income and lower contributions to defined benefits plans, partially offset by higher working capital requirements due to the acquisition of Cooper.

Investing Cash Flow
Net cash provided by investing activities was $606 in the first six months of 2013, an increase of $1,188 compared to a use of cash of $582 in the first six months of 2012. Investing cash flows in 2013 were primarily impacted by the proceeds from the sale of Apex Tool Group, LLC (Apex) totaling $761 and a decrease in cash paid for acquisitions of businesses from $365 in the first six months of 2012 to $11 in the first six months of 2013. For additional information on the sale of Apex and business acquisitions, see Note 2 to the Condensed Consolidated Financial Statements.
Financing Cash Flow
Net cash used in financing activities was $1,250 in the first six months of 2013, a decrease of $1,595 compared to a source of cash of $345 in the first six months of 2012. The decrease was primarily due to higher payments on debt borrowings, higher cash dividends and lower borrowings. Higher debt repayments included $669 on the bridge facility and $300 on notes that matured in May 2013. Cash dividends to ordinary shareholders increased $142 in the first six months of 2013. Proceeds from borrowings decreased from $600 in the first six months of 2012 to $28 in the first six months of 2013. The proceeds from borrowings in the first six months of 2012 related to the private debt issuance that was completed during the second quarter of 2012.

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
      Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act), an evaluation was performed, under the supervision and with the participation of Eaton’s management, including Alexander M. Cutler, Principal Executive Officer, and Richard H. Fearon, Principal Financial Officer, of the effectiveness of the design and operation of Eaton’s disclosure controls and procedures. Based on that evaluation, management concluded that Eaton’s disclosure controls and procedures were effective as of June 30, 2013.
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

EATON CORPORATION plc
Registrant

Date:	August 2, 2013	By:	/s/ Richard H. Fearon
Richard H. Fearon
Principal Financial Officer
(On behalf of the registrant and as Principal Financial Officer)

Eaton Corporation plc
Second Quarter 2013 Report on Form 10-Q
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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the three months ended June 30, 2013 and 2012, (ii) Consolidated Statements of Income for the six months ended June 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three months ended June 30, 2013 and 2012, (iv) Consolidated Statements of Comprehensive Income for the six months ended June 30, 2013 and 2012, (v) Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (vi) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and (vii) Notes to Condensed Consolidated Financial Statements for the six months ended June 30, 2013.
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