Form 10-Q
period 2013-09-30
Eaton Corp plc
filed 2013-11-07
CIK 1551182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013
Commission file number 000-54863

EATON CORPORATION plc
(Exact name of registrant as specified in its charter)

Ireland	98-1059235
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Fitzwilliam Hall, Fitzwilliam Place, Dublin 2, Ireland	-
(Address of principal executive offices)	(Zip Code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 474.5 million Ordinary Shares outstanding as of September 30, 2013.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 6. EXHIBITS
SIGNATURES
Exhibit Index
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended September 30		Nine months ended September 30
(In millions except for per share data)	2013	2012	2013	2012
Net sales	$5,607	$3,950	$16,519	$11,978

Cost of products sold	3,883	2,747	11,488	8,316
Selling and administrative expense	967	687	2,885	2,079
Research and development expense	166	102	479	313
Interest expense - net	63	42	209	100
Other expense (income) - net	7	(4)	3	7
Income before income taxes	521	376	1,455	1,163
Income tax expense	7	29	64	123
Net income	514	347	1,391	1,040
Less net income for noncontrolling interests	(4)	(2)	(9)	(2)
Net income attributable to Eaton ordinary shareholders	$510	$345	$1,382	$1,038

Net income per ordinary share
Diluted	$1.07	$1.02	$2.90	$3.05
Basic	1.08	1.02	2.92	3.08

Weighted-average number of ordinary shares outstanding
Diluted	477.2	339.8	476.2	339.7
Basic	474.0	337.6	473.1	336.7

Cash dividends declared per ordinary share	$0.42	$0.76	$1.26	$1.52

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended September 30		Nine months ended September 30
(In millions)	2013	2012	2013	2012
Net income	$514	$347	$1,391	$1,040
Less net income for noncontrolling interests	(4)	(2)	(9)	(2)
Net income attributable to Eaton ordinary shareholders	510	345	1,382	1,038

Other comprehensive income, net of tax
Currency translation and related hedging instruments	286	146	(104)	47
Pensions and other postretirement benefits	31	22	120	93
Cash flow hedges	5	4	—	16
Other comprehensive income attributable to Eaton ordinary shareholders	322	172	16	156

Total comprehensive income attributable to Eaton ordinary shareholders	$832	$517	$1,398	$1,194

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	September 30, 2013	December 31, 2012
Assets
Current assets
Cash	$642	$577
Short-term investments	698	527
Accounts receivable - net	3,950	3,510
Inventory	2,403	2,339
Deferred income taxes	404	393
Prepaid expenses and other current assets	669	429
Total current assets	8,766	7,775

Property, plant and equipment - net	3,757	3,823

Other noncurrent assets
Goodwill	14,276	14,211
Other intangible assets	7,231	7,468
Deferred income taxes	328	369
Other assets	954	1,704
Total assets	$35,312	$35,350

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$88	$757
Current portion of long-term debt	576	314
Accounts payable	1,976	1,879
Accrued compensation	430	463
Other current liabilities	1,984	2,008
Total current liabilities	5,054	5,421

Noncurrent liabilities
Long-term debt	9,029	9,762
Pension liabilities	1,801	2,004
Other postretirement benefits liabilities	733	740
Deferred income taxes	1,513	1,456
Other noncurrent liabilities	1,065	812
Total noncurrent liabilities	14,141	14,774

Shareholders’ equity
Eaton shareholders’ equity	16,071	15,113
Noncontrolling interests	46	42
Total equity	16,117	15,155
Total liabilities and equity	$35,312	$35,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30
(In millions)	2013	2012
Operating activities
Net income	$1,391	$1,040
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	740	419
Pension expense	239	205
Contributions to pension plans	(303)	(383)
Contributions to other postretirement benefits plans	(45)	(34)
Changes in working capital	(813)	(318)
Other - net	204	48
Net cash provided by operating activities	1,413	977

Investing activities
Cash paid for acquisitions of businesses	(11)	(554)
Capital expenditures for property, plant and equipment	(372)	(357)
(Purchases) sales of short-term investments - net	(185)	89
Proceeds from sales of businesses	761	3
Other - net	(50)	(38)
Net cash provided by (used in) investing activities	143	(857)

Financing activities
Proceeds from borrowings	6	600
Payments on borrowings	(1,012)	(321)
Payments of financing costs	—	(63)
Cash dividends paid	(597)	(384)
Exercise of employee stock options	98	54
Excess tax benefit from equity-based compensation	24	18
Other - net	(4)	—
Net cash used in financing activities	(1,485)	(96)

Effect of currency on cash	(6)	16
Total increase in cash	65	40
Cash at the beginning of the period	577	385
Cash at the end of the period	$642	$425

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Amounts are in millions unless indicated otherwise (per share data assume dilution).

Note 1.	BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Eaton Corporation plc (Eaton or the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are necessary for a fair presentation of the condensed consolidated financial statements for the interim periods.
This Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in Eaton’s 2012 Form 10-K, as updated by Exhibit 99.1 of Eaton's current report on Form 8-K filed on September 6, 2013. The interim period results are not necessarily indicative of the results to be expected for the full year. Management has evaluated subsequent events through the date this Form 10-Q was filed with the Securities Exchange Commission.
During the first quarter of 2013, Eaton re-segmented certain reportable operating segments due to a reorganization of the Company's businesses. The new reportable business segments include Electrical Products and Electrical Systems and Services (which include legacy Eaton and former Cooper Industries plc (Cooper) electrical businesses), and Vehicle (which includes truck and automotive drivetrain and powertrain systems businesses). For those reportable segments that were re-segmented, previously reported segment information has been updated for all periods presented. See Note 13 for additional information related to these segments.
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
The estimated purchase price allocation below represents Cooper's opening balance sheet on November 30, 2012, as updated for adjustments made during 2013 primarily related to intangible assets, goodwill, certain property values and the related deferred tax impact. Eaton's consolidated balance sheet at December 31, 2012 and the related notes to the consolidated financial statements have been adjusted to reflect these adjustments. The Company did not revise the Consolidated Statement of Income for the year ended December 31, 2012, as any adjustment was considered immaterial. For additional information, refer to Eaton's Form 10-K for the year ended December 31, 2012, as updated by Exhibit 99.1 of Eaton's current report on Form 8-K filed on September 6, 2013.

November 30, 2012 (as adjusted)
Working capital accounts (1)	$2,304
Prepaid expenses and other current assets	204
Property, plant and equipment	885
Investment in Apex Tool Group, LLC	807
Intangible assets	5,250
Other assets	35
Debt	(1,221)
Accounts payable	(519)
Other current liabilities	(673)
Other noncurrent liabilities	(2,185)
Total identifiable net assets	4,887
Goodwill	8,305
Total consideration	$13,192

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
Contingent liabilities assumed as part of the transaction total $226 and are included in Other current liabilities and Other noncurrent liabilities. These contingent liabilities are related to environmental, legal (including product liability claims) and tax matters. Contingent liabilities are recorded at fair value in purchase accounting, aside from those pertaining to uncertainty in income taxes which are an exception to the fair value basis of accounting. Legal matters, and certain environmental matters that are legal in nature, are recorded at the respective probable and estimable amount. The estimated fair values noted above continue to be evaluated and are subject to change upon completion of the final valuation. Changes in the respective fair value of these assumed contingent liabilities may be material.

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

Note 3.	ACQUISITION INTEGRATION AND RESTRUCTURING CHARGES
Eaton incurs integration charges and transaction costs related to acquired businesses. A summary of these charges follows:

	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
Acquisition integration charges
Electrical Products	$9	$1	$24	$1
Electrical Systems and Services	10	1	26	8
Hydraulics	8	5	28	9
Total business segments	27	7	78	18
Corporate	9	1	21	2
Total acquisition integration charges	$36	$8	$99	$20

Transaction costs
Corporate	$2	$19	$9	$26
Total transaction costs	$2	$19	$9	$26

Total acquisition integration charges and transaction costs before income taxes	$38	$27	$108	$46
Total after income taxes	$26	$18	$73	$30
Per ordinary share - diluted	$0.05	$0.05	$0.15	$0.09
Business segment integration charges in 2013 were related primarily to the integrations of Cooper and Polimer Kaucuk Sanayi ve Pazarlama. Business segment integration charges in 2012 were related primarily to the integrations of Internormen Technology Group, Jeil Hydraulics, Polimer Kaucuk Sanayi ve Pazarlama and E. Begerow GmbH & Co. KG. These charges were included in Cost of products sold or Selling and administrative expense, as appropriate. In Business Segment Information the charges reduced Operating profit of the related business segment.
Corporate integration charges in 2013 and 2012 were related primarily to the integration of Cooper. These charges were included in Selling and administrative expense. In Business Segment Information the charges were included in Other corporate expense - net.
Acquisition-related transaction costs, such as investment banking, legal, other professional fees, and costs associated with change in control agreements, are not included as a component of consideration transferred in an acquisition but are expensed as incurred. Acquisition-related transaction costs in 2013 and 2012 were related to the acquisition of Cooper. These charges were included in Selling and administrative expense, Interest expense - net and Other corporate expense - net, as appropriate. In Business Segment Information the charges were included in Interest expense - net and Other corporate expense - net.
See Note 2 for additional information about business acquisitions.

Restructuring Charges
During the fourth quarter of 2012, Eaton undertook restructuring activities to improve the efficiency of certain businesses. These actions resulted in a charge in the fourth quarter of 2012 of $50, comprised of severance costs totaling $34 and other non-cash expenses totaling $16.
During 2013, Eaton undertook restructuring activities related to the acquisition and integration of Cooper in an effort to gain efficiencies in selling, marketing, traditional back-office functions and manufacturing and distribution. These actions resulted in charges totaling $26, comprised primarily of severance costs, and are included in the table above in acquisition integration charges. These restructuring initiatives are expected to continue through the second half of 2013.
Restructuring charges were included in Cost of products sold or Selling and administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment. See Note 13 for additional information about business segments. As of September 30, 2013, the liabilities related to restructuring actions totaled $29.

Note 4.	GOODWILL
A summary of goodwill follows:

	September 30, 2013	December 31, 2012
Electrical Products	$5,937	$5,874
Electrical Systems and Services	5,550	5,531
Hydraulics	1,388	1,404
Aerospace	1,045	1,045
Vehicle	356	357
Total goodwill	$14,276	$14,211
Assessing Goodwill for Impairment
Goodwill is tested for impairment annually as of July 1 at the reporting unit level, which is equivalent to Eaton's operating segments. Impairment testing for 2013 was performed using a quantitative analysis under which the fair value for each reporting unit was estimated using a discounted cash flow model, which considered forecasted cash flows discounted at an estimated weighted-average cost of capital. The forecasted cash flows were based on the Company's long-term operating plan and a terminal value was used to estimate the operating segment's cash flows beyond the period covered by the operating plan. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market holders of a business enterprise. These analyses require the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates and the timing of expected future cash flows of the respective operating segment. Sensitivity analyses were performed around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values.
For 2013, based on a quantitative analysis, the fair values of Eaton's reporting units continue to substantially exceed the respective carrying amounts.

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

Note 6.	RETIREMENT BENEFITS PLANS
The components of retirement benefits expense follow:

	Three months ended September 30
	United States pension benefit expense		Non-United States pension benefit expense		Other postretirement benefits expense
	2013	2012	2013	2012	2013	2012
Service cost	$32	$28	$16	$13	$5	$5
Interest cost	37	33	20	18	10	10
Expected return on plan assets	(56)	(46)	(21)	(18)	(2)	(2)
Amortization	33	30	7	3	3	3
	46	45	22	16	16	16
Settlement loss	23	8	—	—	—	—
Total expense	$69	$53	$22	$16	$16	$16

	Nine months ended September 30
	United States pension benefit expense		Non-United States pension benefit expense		Other postretirement benefits expense
	2013	2012	2013	2012	2013	2012
Service cost	$96	$86	$46	$37	$15	$13
Interest cost	111	100	59	56	27	29
Expected return on plan assets	(169)	(136)	(63)	(56)	(5)	(5)
Amortization	99	88	21	11	10	10
	137	138	63	48	47	47
Settlement loss	39	17	—	2	—	—
Total expense	$176	$155	$63	$50	$47	$47

Note 7.	LEGAL CONTINGENCIES
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
In December 2010, a Brazilian court held that a judgment obtained by a Brazilian company, Raysul, against another Brazilian company, Saturnia, which was sold by Eaton in 2006, could be enforced against Eaton Ltda. This judgment is based on an alleged violation of an agency agreement between Raysul and Saturnia. At September 30, 2013, the Company has a total accrual of 74 Brazilian Reais related to this matter ($33 based on current exchange rates), comprised of 60 Brazilian Reais recognized in the fourth quarter of 2010 ($27 based on current exchange rates) with an additional 14 Brazilian Reais recognized through September 30, 2013 ($6 based on current exchange rates). In 2010, Eaton filed motions for clarification with the Brazilian court of appeals which were denied on April 6, 2011. Eaton Holding and Eaton Ltda. filed appeals on various issues to the Superior Court of Justice in Brasilia. In April 2013, the Superior Court of Justice ruled in favor of Raysul. Additional motions for clarification have been filed with the Superior Court of Justice in Brasilia and an additional appeal is being considered. The Company expects that any sum it may be required to pay in connection with this matter will not exceed the amount of the recorded liability.

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
Frisby Corporation, now known as Triumph Actuation Systems, LLC, and other claimants (collectively, the Frisby Parties) asserted claims alleging, among other things, unfair competition, defamation, malicious prosecution, deprivation of civil rights, and antitrust in the Hinds County Circuit Court of Mississippi in 2004 and in the Federal District Court of North Carolina in 2011. Eaton had asserted claims against the Frisby Parties regarding improper use of trade secrets and these claims were dismissed by the Hinds County Circuit Court. The dismissal of Eaton’s claims by the Hinds County Circuit Court is on appeal to the Mississippi Supreme Court which, on September 25, 2013, issued an order that stayed all proceedings in the Hinds County Circuit Court pending further order of the Mississippi Supreme Court. During the third quarter of 2013, the Frisby Parties submitted various expert damage designations related to their claims in the Hinds County Circuit Court.  An estimate of potential loss, if any, cannot be made at this time.

Note 8.	INCOME TAXES
The effective income tax rate for the third quarter of 2013 was 1.4% compared to 7.7% for the third quarter of 2012 and 4.4% for the first nine months of 2013 compared to 10.6% for the first nine months of 2012. The lower effective tax rate in the third quarter of 2013 was primarily attributable to tax effects associated with the acquisition of Cooper. The lower effective tax rate in the first nine months of 2013 was attributable to the item noted above, the recording of the entire 2012 U.S. research and experimentation credit in the first quarter of 2013, the reinstatement in 2013 of the U.S. research and experimentation credit and enhanced utilization of foreign tax credits in the U.S.
At the end of the fourth quarter of 2011, the IRS issued a Statutory Notice of Deficiency (Notice) for Eaton's 2005 and 2006 tax years. The Notice proposes assessments of $75 in additional taxes plus $52 in penalties related primarily to transfer pricing adjustments for products manufactured in the Company's facilities in Puerto Rico and the Dominican Republic and sold to affiliated companies located in the U.S., net of agreed credits and deductions. The Company has set its transfer prices for products sold between these affiliates at the same prices that the Company sells such products to third parties. The Notice was issued despite the IRS having previously recognized the validity of the Company's transfer pricing methodology by entering into two successive Advance Pricing Agreements (APAs) that approved and, in fact, required the application of the Company's transfer pricing methodology for the ten year period of 2001 through 2010. For the years 2001 through 2004, the IRS had previously accepted the transfer pricing methodology related to these APAs after a comprehensive review conducted in two separate audit cycles. On December 16, 2011, immediately prior to the Notice being issued, the IRS sent a letter stating that it was canceling the APAs.

The Company firmly believes that the proposed assessments are without merit. The Company also believes that it was in full compliance with the terms of the two APAs, and that the IRS's unilateral attempt to retroactively cancel these two APAs is also without merit, and represents a breach of the two agreements. On February 29, 2012, the Company filed a Petition with the U.S Tax Court in which it asserted that the transfer pricing established in the two APA contracts meets the arms-length standard set by the U.S. income tax laws, and accordingly, that the two APA contracts should be enforced in accordance with their terms. On June 11, 2012, the Company filed a motion for partial summary judgment with the U.S. Tax Court, asking the U.S. Tax Court to find that the APAs are binding contracts and that the IRS has the burden of proof to substantiate cancellation of the APAs. On June 26, 2013, the U.S. Tax Court ruled that the IRS has the discretion to unilaterally cancel an APA and that the taxpayer bears the burden of proving that the IRS abused that discretion. While the Company disagrees with the Tax Court's ruling, the Company remains confident that it will be able to demonstrate that it was in full compliance with the APAs and that the IRS abused its discretion in canceling the APAs after their terms expired. In addition, the Company continues to believe the transfer pricing methodology contained in the APAs is correct and that the ultimate resolution of this matter will not have a material impact on the consolidated financial statements.
During the third quarter of 2013, adjustments were made to Deferred income taxes and Other current liabilities on the Consolidated Balance Sheet at December 31, 2012 to net certain deferred tax assets against deferred tax liabilities within current and long-term classifications in the amount of $49 and $885, respectively. These adjustments are related to the acquisition of Cooper and combining both Eaton and Cooper U.S. operations into one tax paying component. The Company concluded that the impact of these adjustments were not material to its 2012 consolidated financial statements.

Note 9.	EQUITY
The changes in Shareholders’ equity follow:

	Eaton shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2012	$15,113	$42	$15,155
Net income	1,382	9	1,391
Other comprehensive loss	16	—	16
Cash dividends paid	(597)	(5)	(602)
Issuance of shares under equity-based compensation plans - net	157	—	157
Balance at September 30, 2013	$16,071	$46	$16,117
The changes in Accumulated other comprehensive (loss) income follow:

	Currency translation and related hedging instruments	Pensions and other postretirement benefits	Cash flow hedges	Total
Balance at December 31, 2012	$(367)	$(1,599)	$2	$(1,964)
Other comprehensive (loss) income before reclassifications	(104)	12	(1)	(93)
Amounts reclassified from Accumulated other comprehensive (loss) income	—	108	1	109
Net current-period other comprehensive (loss) income	(104)	120	—	16
Balance at September 30, 2013	$(471)	$(1,479)	$2	$(1,948)

The reclassifications out of Accumulated other comprehensive loss follow:

	Nine months ended September 30, 2013	Consolidated Statements of Income classification
Amortization of defined benefit pension items
Actuarial loss	$(169)	[1]
	(169)
Tax benefit	61
Total, net of tax	(108)

Gains and losses on cash flow hedges
Floating-to-fixed interest rate swaps	(1)	Interest expense - net
Currency exchange contracts	1	Cost of products sold
Commodity contracts	(1)	Cost of products sold
	(1)
Tax expense	—
Total, net of tax	(1)

Total reclassifications for the period	$(109)
1 These components of Accumulated other comprehensive loss are included in the computation of net periodic pension cost. See Note 6 for additional information about defined benefit pension items.
Net Income per Ordinary Share
A summary of the calculation of net income per ordinary share attributable to shareholders follows:

	Three months ended September 30		Nine months ended September 30
(Shares in millions)	2013	2012	2013	2012
Net income attributable to Eaton ordinary shareholders	$510	$345	$1,382	$1,038

Weighted-average number of ordinary shares outstanding - diluted	477.2	339.8	476.2	339.7
Less dilutive effect of equity-based compensation	3.2	2.2	3.1	3.0
Weighted-average number of ordinary shares outstanding - basic	474.0	337.6	473.1	336.7

Net income per ordinary share
Diluted	$1.07	$1.02	$2.90	$3.05
Basic	1.08	1.02	2.92	3.08
For the third quarter and the first nine months of 2013, 0.2 million stock options were excluded from the calculation of diluted net income per ordinary share because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive. For the third quarter and the first nine months of 2012, 4.2 million and 2.5 million stock options, respectively, were excluded from the calculation of diluted net income per ordinary share because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive.

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
A summary of financial instruments recognized at fair value, and the fair value measurements used, follows:

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
September 30, 2013
Cash	$642	$642	$—	$—
Short-term investments	698	698	—	—
Net derivative contracts	(7)	—	(7)	—
Long-term debt converted to floating interest rates by interest rate swaps - net	4	—	4	—

December 31, 2012
Cash	$577	$577	$—	$—
Short-term investments	527	527	—	—
Net derivative contracts	83	—	83	—
Long-term debt converted to floating interest rates by interest rate swaps - net	87	—	87	—
Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities. No financial instruments were recognized using unobservable inputs.
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $9,605 and fair value of $9,787 at September 30, 2013 compared to $10,076 and $10,793, respectively, at December 31, 2012. The fair value of Eaton's debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and is considered a Level 2 fair value measurement.

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
Eaton uses certain of its debt denominated in various currencies to hedge portions of its net investments in foreign operations against currency exposure (net investment hedges). Debt denominated in various currencies and designated as non-derivative net investment hedging instruments was $102 and $116 at September 30, 2013 and December 31, 2012, respectively.

Derivative Financial Statement Impacts
The fair value of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets follows:

	Notional amount	Other current assets	Other long-term assets	Other current liabilities	Other long-term liabilities	Type of hedge	Term
September 30, 2013
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$3,090	$1	$45	$—	$42	Fair value	6 months to 21 years
Floating-to-fixed interest rate swaps	300	—	—	1	—	Cash flow	9 months
Currency exchange contracts	451	7	—	2	—	Cash flow	12 to 36 months
Commodity contracts	2	—	—	—	—	Cash flow	12 months
Total		$8	$45	$3	$42

Derivatives not designated as hedges
Currency exchange contracts	$4,729	$25		$40			12 months
Commodity contracts	10	—		—			12 months
Total		$25		$40

December 31, 2012
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$1,290	$2	$85	$—	$—	Fair value	6 months to 21 years
Floating-to-fixed interest rate swaps	300	—	—	—	2	Cash flow	1 year
Currency exchange contracts	451	9	—	4	—	Cash flow	12 to 36 months
Commodity contracts	17	—	—	—	—	Cash flow	12 months
Total		$11	$85	$4	$2

Derivatives not designated as hedges
Currency exchange contracts	$4,997	$23		$31			12 months
Commodity contracts	19	1		—			12 months
Total		$24		$31
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

Amounts recognized in Accumulated other comprehensive income (loss) follow:

	Three months ended September 30
	2013		2012
	Gain (loss) recognized in Accumulated other comprehensive income (loss)	Gain (loss) reclassified from Accumulated other comprehensive income (loss)	Gain (loss) recognized in Accumulated other comprehensive income (loss)	Gain (loss) reclassified from Accumulated other comprehensive income (loss)
Derivatives designated as cash flow hedges
Floating-to-fixed interest rate swaps	$—	$—	$(1)	$—
Currency exchange contracts	9	—	4	2
Commodity contracts	—	—	2	(3)
Total	$9	$—	$5	$(1)

	Nine months ended September 30
	2013		2012
	Gain (loss) recognized in Accumulated other comprehensive income (loss)	Gain (loss) reclassified from Accumulated other comprehensive income (loss)	Gain (loss) recognized in Accumulated other comprehensive income (loss)	Gain (loss) reclassified from Accumulated other comprehensive income (loss)
Derivatives designated as cash flow hedges
Floating-to-fixed interest rate swaps	$—	$(1)	$(3)	$(1)
Foreign currency exchange contracts	1	1	10	1
Commodity contracts	(1)	(1)	2	(7)
Total	$—	$(1)	$9	$(7)
Gains and losses reclassified from Accumulated other comprehensive income (loss) to the Consolidated Statements of Income were recognized in Cost of products sold and Interest expense - net.
Amounts recognized in net income follow:

	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
Derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps	$5	$11	$(83)	$25
Related long-term debt converted to floating interest rates by interest rate swaps	(5)	(11)	83	(25)
	$—	$—	$—	$—
Gains and losses described above were recognized in Interest expense - net.

Note 12.	INVENTORY
The components of inventory follow:

	September 30, 2013	December 31, 2012
Raw materials	$1,008	$919
Work-in-process	400	424
Finished goods	1,118	1,129
Inventory at FIFO	2,526	2,472
Excess of FIFO over LIFO cost	(123)	(133)
Total inventory	$2,403	$2,339

Note 13.	BUSINESS SEGMENT INFORMATION
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

	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
Net sales
Electrical Products	$1,817	$919	$5,235	$2,708
Electrical Systems and Services	1,639	910	4,784	2,675
Hydraulics	739	763	2,267	2,267
Aerospace	448	419	1,328	1,285
Vehicle	964	939	2,905	3,043
Total net sales	$5,607	$3,950	$16,519	$11,978

Segment operating profit
Electrical Products	$301	$172	$814	$462
Electrical Systems and Services	231	111	668	278
Hydraulics	89	93	271	325
Aerospace	64	49	193	168
Vehicle	161	144	465	472
Total segment operating profit	846	569	2,411	1,705

Corporate
Amortization of intangible assets	(110)	(45)	(325)	(129)
Interest expense - net	(63)	(42)	(209)	(100)
Pension and other postretirement benefits expense	(55)	(41)	(136)	(121)
Inventory step-up adjustment	—	(1)	(34)	(4)
Other corporate expense - net	(97)	(64)	(252)	(188)
Income before income taxes	521	376	1,455	1,163
Income tax expense	7	29	64	123
Net income	514	347	1,391	1,040
Less net income for noncontrolling interests	(4)	(2)	(9)	(2)
Net income attributable to Eaton ordinary shareholders	$510	$345	$1,382	$1,038
Business segment operating profit was reduced by acquisition integration charges as follows:

	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
Electrical Products	$9	$1	$24	$1
Electrical Systems and Services	10	1	26	8
Hydraulics	8	5	28	9
Total	$27	$7	$78	$18
Corporate acquisition integration charges totaled $9 and $21 for the third quarter and the first nine months of 2013, respectively, and $1 and $2 for the third quarter and the first nine months of 2012, respectively. Corporate acquisition integration charges related primarily to the acquisition of Cooper and are included above in Other corporate expense - net.
Acquisition-related transaction costs, such as investment banking, legal, other professional fees, and costs associated with change in control agreements, are included above in Interest expense - net and Other corporate expense - net and are related to the acquisition of Cooper. These charges totaled $2 and $9 for the third quarter and the first nine months of 2013, respectively, and $19 and $26 for the third quarter and the first nine months of 2012, respectively. See Note 3 for additional information about acquisition integration charges and transaction costs.
For additional information regarding Eaton’s business segments, see Note 14 to the Consolidated Financial Statements contained in the 2012 Form 10-K, as updated by Exhibit 99.1 of Eaton's current report on Form 8-K filed on September 6, 2013.

Note 14.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
On November 20, 2012, Eaton Corporation issued senior notes (the "Senior Notes") totaling $4,900 to finance part of the cash portion of the acquisition of Cooper. Eaton and certain other of Eaton's principal 100% owned operating subsidiaries (the "Guarantors") fully and unconditionally guaranteed (subject, in the case of the Guarantors, other than Eaton, to customary release provisions as described below), on a joint and several basis, the Senior Notes. The following condensed consolidating financial statements are included so that separate financial statements of Eaton, Eaton Corporation and each of the Guarantors are not required to be filed with the Securities and Exchange Commission. The consolidating adjustments primarily relate to eliminations of investments in subsidiaries and intercompany balances and transactions. The condensed consolidating financial statements present investments in subsidiaries using the equity method of accounting.
The guarantee of a Guarantor that is not a parent of the issuer will be automatically and unconditionally released and discharged in the event of any sale of the Guarantor or of all or substantially all of its assets; or following, or in connection with, the release or termination of the Guarantor as a guarantor under all other U.S. debt securities or U.S. syndicated credit facilities, subject to limitations set forth in the indenture. The guarantee of a Guarantor that is a direct or indirect parent of the issuer will be automatically and unconditionally released and discharged following, or in connection with, the release or termination of the Guarantor as a guarantor under all other debt securities or syndicated credit facilities (in both cases, U.S. or otherwise), subject to limitations set forth in the indenture.
Eaton was incorporated under the laws of Ireland on May 10, 2012, and became the successor registrant to Eaton Corporation on November 30, 2012 in connection with the acquisition of Cooper. Therefore, for presentation purposes of entities under common control, Eaton is presented as the parent company in the 2013 condensed consolidating financial statements. For periods prior to November 30, 2012, Eaton Corporation is presented as the parent company.
CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$1,695	$1,636	$3,424	$(1,148)	$5,607

Cost of products sold	—	1,319	1,214	2,500	(1,150)	3,883
Selling and administrative expense	2	370	194	401	—	967
Research and development expense	—	71	46	49	—	166
Interest expense (income) - net	—	63	7	(7)	—	63
Other expense (income) - net	—	2	(9)	14	—	7
Equity in (earnings) loss of subsidiaries, net of tax	(563)	(292)	(676)	(224)	1,755	—
Intercompany expense (income) - net	63	(90)	222	(195)	—	—
Income before income taxes	498	252	638	886	(1,753)	521
Income tax expense (benefit)	(12)	(21)	45	(5)	—	7
Net income	510	273	593	891	(1,753)	514
Less net income for noncontrolling interests	—	—	—	(1)	(3)	(4)
Net income attributable to Eaton ordinary shareholders	$510	$273	$593	$890	$(1,756)	$510

Other comprehensive loss	$322	$109	$347	$505	$(961)	$322
Total comprehensive income attributable to Eaton ordinary shareholders	$832	$382	$940	$1,395	$(2,717)	$832

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$1,653	$622	$2,511	$(836)	$3,950

Cost of products sold	1,197	489	1,897	(836)	2,747
Selling and administrative expense	319	77	291	—	687
Research and development expense	55	26	21	—	102
Interest expense (income) - net	47	1	(6)	—	42
Other expense (income) - net	1	—	(5)	—	(4)
Equity in (earnings) loss of subsidiaries, net of tax	(276)	(13)	—	289	—
Intercompany (income) expense - net	(52)	(5)	57	—	—
Income before income taxes	362	47	256	(289)	376
Income tax expense (benefit)	17	9	3	—	29
Net income	345	38	253	(289)	347
Less net income for noncontrolling interests	—	—	(2)	—	(2)
Net income attributable to Eaton ordinary shareholders	$345	$38	$251	$(289)	$345

Other comprehensive loss	$172	$12	$146	$(158)	$172
Total comprehensive income attributable to Eaton ordinary shareholders	$517	$50	$397	$(447)	$517
CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$5,026	$4,835	$10,117	$(3,459)	$16,519

Cost of products sold	—	3,911	3,588	7,450	(3,461)	11,488
Selling and administrative expense	6	1,081	565	1,233	—	2,885
Research and development expense	—	199	138	142	—	479
Interest expense (income) - net	—	206	21	(18)	—	209
Other expense (income) - net	—	16	13	(26)	—	3
Equity in (earnings) loss of subsidiaries, net of tax	(1,576)	(916)	(848)	(629)	3,969	—
Intercompany expense (income) - net	188	(304)	(462)	578	—	—
Income before income taxes	1,382	833	1,820	1,387	(3,967)	1,455
Income tax expense (benefit)	—	(66)	28	102	—	64
Net income	1,382	899	1,792	1,285	(3,967)	1,391
Less net income for noncontrolling interests	—	—	—	(6)	(3)	(9)
Net income attributable to Eaton ordinary shareholders	$1,382	$899	$1,792	$1,279	$(3,970)	$1,382

Other comprehensive income (loss)	$16	$45	$41	$(66)	$(20)	$16
Total comprehensive income attributable to Eaton ordinary shareholders	$1,398	$944	$1,833	$1,213	$(3,990)	$1,398

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$5,097	$1,965	$7,606	$(2,690)	$11,978

Cost of products sold	3,890	1,499	5,616	(2,689)	8,316
Selling and administrative expense	960	243	876	—	2,079
Research and development expense	166	74	73	—	313
Interest expense (income) - net	116	5	(21)	—	100
Other expense - net	1	5	1	—	7
Equity in (earnings) loss of subsidiaries, net of tax	(948)	(44)	—	992	—
Intercompany (income) expense - net	(176)	(14)	190	—	—
Income before income taxes	1,088	197	871	(993)	1,163
Income tax expense	50	53	20	—	123
Net income	1,038	144	851	(993)	1,040
Less net income for noncontrolling interests	—	—	(2)	—	(2)
Net income attributable to Eaton ordinary shareholders	$1,038	$144	$849	$(993)	$1,038

Other comprehensive income	$156	$17	$64	$(81)	$156
Total comprehensive income attributable to Eaton ordinary shareholders	$1,194	$161	$913	$(1,074)	$1,194

CONDENSED CONSOLIDATING BALANCE SHEETS SEPTEMBER 30, 2013

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Assets
Current assets
Cash	$2	$37	$17	$586	$—	$642
Short-term investments	—	140	20	538	—	698
Accounts receivable - net	—	27	1,116	2,807	—	3,950
Intercompany accounts receivable	21	1,042	2,871	3,950	(7,884)	—
Inventory	—	345	612	1,483	(37)	2,403
Prepaid expenses and other current assets	—	694	190	228	(39)	1,073
Total current assets	23	2,285	4,826	9,592	(7,960)	8,766

Property, plant and equipment - net	—	949	769	2,039	—	3,757

Other noncurrent assets
Goodwill	—	1,382	9,433	3,461	—	14,276
Other intangible assets	—	216	4,033	2,982	—	7,231
Deferred income taxes	—	846	—	236	(754)	328
Investment in subsidiaries	23,952	8,563	31,089	8,705	(72,309)	—
Intercompany loans receivable	—	7,690	2,069	18,319	(28,078)	—
Other assets	—	471	95	388	—	954
Total assets	$23,975	$22,402	$52,314	$45,722	$(109,101)	$35,312

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$—	$75	$—	$13	$—	$88
Current portion of long-term debt	—	552	8	16	—	576
Accounts payable	—	422	396	1,158	—	1,976
Intercompany accounts payable	1	3,716	3,418	749	(7,884)	—
Accrued compensation	—	101	52	277	—	430
Other current liabilities	1	611	350	1,074	(52)	1,984
Total current liabilities	2	5,477	4,224	3,287	(7,936)	5,054

Noncurrent liabilities
Long-term debt	—	7,739	1,274	16	—	9,029
Pension liabilities	—	788	221	792	—	1,801
Other postretirement benefits liabilities	—	448	185	100	—	733
Deferred income taxes	—	—	1,434	833	(754)	1,513
Intercompany loans payable	7,902	1,986	17,362	828	(28,078)	—
Other noncurrent liabilities	—	597	103	365	—	1,065
Total noncurrent liabilities	7,902	11,558	20,579	2,934	(28,832)	14,141

Shareholders’ equity
Eaton shareholders' equity	16,071	5,367	27,511	39,468	(72,346)	16,071
Noncontrolling interests	—	—	—	33	13	46
Total equity	16,071	5,367	27,511	39,501	(72,333)	16,117
Total liabilities and equity	$23,975	$22,402	$52,314	$45,722	$(109,101)	$35,312

CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2012

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Assets
Current assets
Cash	$7	$54	$14	$502	$—	$577
Short-term investments	—	25	38	464	—	527
Accounts receivable - net	—	624	413	2,473	—	3,510
Intercompany accounts receivable	38	365	4,693	5,643	(10,739)	—
Inventory	—	341	563	1,474	(39)	2,339
Prepaid expenses and other current assets	—	391	149	273	9	822
Total current assets	45	1,800	5,870	10,829	(10,769)	7,775

Property, plant and equipment - net	—	934	793	2,096	—	3,823

Other noncurrent assets
Goodwill	—	1,382	9,381	3,448	—	14,211
Other intangible assets	—	231	4,104	3,133	—	7,468
Deferred income taxes	—	941	12	262	(846)	369
Investment in subsidiaries	20,662	7,678	14,428	6,365	(49,133)	—
Intercompany loans receivable	—	7,650	13,262	14,125	(35,037)	—
Other assets	—	460	90	1,154	—	1,704
Total assets	$20,707	$21,076	$47,940	$41,412	$(95,785)	$35,350

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$—	$753	$—	$4	$—	$757
Current portion of long-term debt	—	303	8	3	—	314
Accounts payable	—	424	343	1,112	—	1,879
Intercompany accounts payable	2	2,794	4,855	3,088	(10,739)	—
Accrued compensation	—	129	76	258	—	463
Other current liabilities	—	523	375	1,114	(4)	2,008
Total current liabilities	2	4,926	5,657	5,579	(10,743)	5,421

Noncurrent liabilities
Long-term debt	—	8,397	1,331	34	—	9,762
Pension liabilities	—	895	255	854	—	2,004
Other postretirement benefits liabilities	—	454	189	97	—	740
Deferred income taxes	—	—	1,464	838	(846)	1,456
Intercompany loans payable	5,592	1,401	14,857	13,187	(35,037)	—
Other noncurrent liabilities	—	440	86	286	—	812
Total noncurrent liabilities	5,592	11,587	18,182	15,296	(35,883)	14,774

Shareholders’ equity
Eaton shareholders' equity	15,113	4,563	24,101	20,505	(49,169)	15,113
Noncontrolling interests	—	—	—	32	10	42
Total equity	15,113	4,563	24,101	20,537	(49,159)	15,155
Total liabilities and equity	$20,707	$21,076	$47,940	$41,412	$(95,785)	$35,350

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash provided by (used in) operating activities	$88	$542	$313	$523	$(53)	$1,413

Investing activities
Cash paid for acquisitions of businesses, net of cash acquired	—	—	—	(11)	—	(11)
Capital expenditures for property, plant and equipment	—	(112)	(66)	(194)	—	(372)
(Purchases) sales of short-term investments - net	—	(115)	18	(88)	—	(185)
Loans to affiliates	—	(219)	(23)	(4,267)	4,509	—
Repayments of loans from affiliates	—	28	102	4,030	(4,160)	—
Proceeds from sale of business	—	—	—	761	—	761
Other - net	—	(25)	4	(29)	—	(50)
Net cash (used in) provided by investing activities	—	(443)	35	202	349	143

Financing activities
Proceeds from borrowings	—	—	—	6	—	6
Payments on borrowings	—	(975)	(35)	(2)	—	(1,012)
Proceeds from borrowings from affiliates	—	1,975	2,436	98	(4,509)	—
Payments on borrowings from affiliates	—	(2,391)	(1,639)	(130)	4,160	—
Other intercompany financing activities	504	1,153	(1,107)	(550)	—	—
Cash dividends paid	(597)	—	—	—	—	(597)
Cash dividends paid to affiliates	—	—	—	(53)	53	—
Exercise of employee stock options	—	98	—	—	—	98
Excess tax benefit from equity-based compensation	—	24	—	—	—	24
Other - net	—	—	—	(4)	—	(4)
Net cash used in financing activities	(93)	(116)	(345)	(635)	(296)	(1,485)

Effect of currency on cash	—	—	—	(6)	—	(6)
Total (decrease) increase in cash	(5)	(17)	3	84	—	65
Cash at the beginning of the period	7	54	14	502	—	577
Cash at the end of the period	$2	$37	$17	$586	$—	$642

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash provided by operating activities	$25	$29	$923	$—	$977

Investing activities
Cash paid for acquisitions of businesses, net of cash acquired	1	—	(555)	—	(554)
Capital expenditures for property, plant and equipment	(198)	(33)	(126)	—	(357)
Sales (purchases) of short-term investments - net	100	—	(11)	—	89
Loans to affiliates	(183)	—	(6,528)	6,711	—
Repayments of loans from affiliates	143	—	6,320	(6,463)	—
Proceeds from sale of business	2	—	1	—	3
Other - net	(31)	(7)	—	—	(38)
Net cash (used in) provided by investing activities	(166)	(40)	(899)	248	(857)

Financing activities
Proceeds from borrowings	600	—	—	—	600
Payments on borrowings	(306)	(12)	(3)	—	(321)
Payments of financing costs	(63)	—	—	—	(63)
Proceeds from borrowings from affiliates	6,528	—	183	(6,711)	—
Payments on borrowings from affiliates	(6,320)	—	(143)	6,463	—
Other intercompany financing activities	(15)	22	(7)	—	—
Cash dividends paid	(384)	—	—	—	(384)
Exercise of employee stock options	54	—	—	—	54
Excess tax benefit from equity-based compensation	18	—	—	—	18
Other - net	(2)	—	2	—	—
Net cash provided by (used in) financing activities	110	10	32	(248)	(96)

Effect of currency on cash	—	—	16	—	16
Total (decrease) increase in cash	(31)	(1)	72	—	40
Cash at the beginning of the period	120	3	262		385
Cash at the end of the period	$89	$2	$334	$—	$425

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Amounts are in millions of dollars or shares unless indicated otherwise (per share data assume dilution).

COMPANY OVERVIEW
Eaton Corporation plc (Eaton or the Company) is a power management company providing energy-efficient solutions that help its customers effectively manage electrical, hydraulic and mechanical power. With 2012 net sales of $16.3 billion, the Company is a global technology leader in electrical products, systems and services for power quality, distribution and control, power transmission, lighting and wiring products; hydraulics components, systems and services for industrial and mobile equipment; aerospace fuel, hydraulics and pneumatic systems for commercial and military use; and truck and automotive drivetrain and powertrain systems for performance, fuel economy and safety. Eaton has approximately 102,000 employees in over 60 countries, and sells products to customers in more than 175 countries.
In 2012, Eaton acquired certain businesses that affect comparability on a year over year basis, the most substantial of which was Cooper Industries plc (Cooper). Cooper was acquired November 30, 2012 for a purchase price of $13,192. See Note 2 in the 2012 Form 10-K, as updated by Exhibit 99.1 of Eaton's current report on Form 8-K filed on September 6, 2013 for additional information on the acquisition of Cooper. The Consolidated Statements of Income include the results of these businesses from the dates of the transactions or formation. For a complete list of business acquisitions impacting the comparative periods, see Note 2 to the Condensed Consolidated Financial Statements.
The acquisition of Cooper has significantly transformed Eaton's mix of businesses. As a result, during the first quarter of 2013, Eaton re-segmented certain reportable operating segments due to a reorganization of the Company's businesses. The new reportable business segments are Electrical Products and Electrical Systems and Services (which include legacy Eaton and former Cooper electrical businesses), and Vehicle (which includes truck and automotive drivetrain and powertrain systems businesses). For those reportable segments that were re-segmented, previously reported segment financial information has been updated for all prior periods. See Note 13 to the Condensed Consolidated Financial Statements contained in the Form 10-Q for the quarterly period ending March 31, 2013. The re-segmentation did not impact previously reported consolidated results of operations. For additional information regarding Eaton’s business segments, see Note 14 to the Consolidated Financial Statements contained in the 2012 Form 10-K, as updated by Exhibit 99.1 of Eaton's current report on Form 8-K filed on September 6, 2013.

Summary of Results of Operations
A summary of Eaton’s Net sales, Net income attributable to Eaton ordinary shareholders, and Net income per ordinary share-diluted follows:

	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
Net sales	$5,607	$3,950	$16,519	$11,978
Net income attributable to Eaton ordinary shareholders	510	345	1,382	1,038
Net income per ordinary share-diluted	$1.07	$1.02	$2.90	$3.05

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

Consolidated Financial Results

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
	2013	2012		2013	2012
Net sales	$5,607	$3,950	42%	$16,519	$11,978	38%
Gross profit	1,724	1,203	43%	5,031	3,662	37%
Percent of net sales	30.7%	30.5%		30.5%	30.6%
Income before income taxes	521	376	39%	1,455	1,163	25%
Net income	$514	$347	48%	$1,391	$1,040	34%
Less net income for noncontrolling interests	(4)	(2)		(9)	(2)
Net income attributable to Eaton ordinary shareholders	510	345	48%	1,382	1,038	33%
Excluding acquisition integration charges and transaction costs (after-tax)	26	18		73	30
Operating earnings	$536	$363	48%	$1,455	$1,068	36%

Net income per ordinary share-diluted	$1.07	$1.02	5%	$2.90	$3.05	(5)%
Excluding per share impact of acquisition integration charges and transaction costs (after-tax)	0.05	0.05		0.15	0.09
Operating earnings per ordinary share	$1.12	$1.07	5%	$3.05	$3.14	(3)%
Net Sales
Net sales in the third quarter of 2013 increased 42% compared to the third quarter of 2012 due to an increase of 40% from the acquisition of businesses and an increase in core sales of 3%, partially offset by a decrease of 1% from the impact of currency translation. Net sales in the first nine months of 2013 increased 38% compared to the first nine months of 2012 due to an increase of 40% from the acquisition of businesses, partially offset by a decrease in core sales of 1% and a decrease of 1% from the impact of currency translation. The increase in core sales in the third quarter is primarily due to the increase in core sales in the Electrical, Aerospace and Vehicle segments. The decrease in core sales in the first nine months of 2013 reflects soft end markets due to a continuation of the subdued global economic conditions experienced during the second half of 2012 and the first half of 2013. Eaton now anticipates that its end markets for 2013 will be flat.
Gross Profit
The gross profit margin remained relatively consistent for the third quarter and the first nine months of 2013 as compared to the same periods of 2012, with productivity efficiencies offsetting lower core sales due to continued subdued global economic conditions, as noted above.
Income Taxes
The effective income tax rate for the third quarter of 2013 was 1.4% compared to 7.7% for the third quarter of 2012 and 4.4% for the first nine months of 2013 compared to 10.6% for the first nine months of 2012. The lower effective tax rate in the third quarter of 2013 was primarily attributable to tax effects associated with the acquisition of Cooper. The lower effective tax rate in the first nine months of 2013 was attributable to the item noted above, the recording of the entire 2012 U.S. research and experimentation credit in the first quarter of 2013, the reinstatement in 2013 of the U.S. research and experimentation credit and enhanced utilization of foreign tax credits in the U.S.

Net Income
Net income attributable to Eaton ordinary shareholders of $510 in the third quarter of 2013 increased 48% compared to Net income attributable to Eaton ordinary shareholders of $345 in the third quarter of 2012. Net income per ordinary share of $1.07 in the third quarter of 2013 increased 5% from Net income per ordinary share of $1.02 in the third quarter of 2012. Net income attributable to Eaton ordinary shareholders of $1,382 in the first nine months of 2013 increased 33% compared to Net income of $1,038 in the first nine months of 2012. Net income per ordinary share of $2.90 in the first nine months of 2013 decreased 5% from Net income per ordinary share of $3.05 in the first nine months of 2012. The increase in Net income attributable to Eaton ordinary shareholders in both the third quarter and the first nine months of 2013 was primarily due to higher sales volumes resulting from the acquisition of businesses, the most substantial of which was Cooper, and a lower effective income tax rate. The increase in Net income per ordinary share in the third quarter reflects the impact of higher core sales in the Electrical, Aerospace and Vehicle segments, as noted above. The decrease in Net income per ordinary share in the first nine months of 2013 reflects the impact of the incremental shares issued in the acquisition of Cooper and purchase price accounting charges resulting from the transaction.
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
Electrical Products

	Three months ended September 30		Increase	Nine months ended September 30		Increase
	2013	2012		2013	2012
Net sales	$1,817	$919	98%	$5,235	$2,708	93%

Operating profit	301	172	75%	814	462	76%
Operating margin	16.6%	18.7%		15.5%	17.1%

Acquisition integration charges	$9	$1		$24	$1

Before acquisition integration charges
Operating profit	$310	$173	79%	$838	$463	81%
Operating margin	17.1%	18.8%		16.0%	17.1%
Net sales increased 98% in the third quarter of 2013 compared to the third quarter of 2012 due to an increase of 96% from the acquisition of businesses, an increase in core sales of 1% and an increase of 1% from the impact of currency translation. Net sales increased 93% in the first nine months of 2013 compared to the first nine months of 2012 due to an increase of 95% from the acquisition of businesses, partially offset by a decrease in core sales of 2%. Core sales growth in the third quarter of 2013 reflects strength in the Americas and Asia Pacific. The decrease in core sales in the first nine months of 2013 was primarily impacted by weakness in Europe. Eaton now anticipates its Electrical Products markets will grow 1% for all of 2013.
The operating margin before acquisition integration charges decreased from 18.8% in the third quarter of 2012 to 17.1% in the third quarter of 2013. The operating margin before acquisition integration charges decreased from 17.1% in the first nine months of 2012 to 16.0% in the first nine months of 2013. The decrease in operating margin in both the third quarter and the first nine months of 2013 was primarily due to the changed mix of products in the segment as a result principally of the Cooper acquisition.

Electrical Systems and Services

	Three months ended September 30		Increase	Nine months ended September 30		Increase
	2013	2012		2013	2012
Net sales	$1,639	$910	80%	$4,784	$2,675	79%

Operating profit	231	111	108%	668	278	140%
Operating margin	14.1%	12.2%		14.0%	10.4%

Acquisition integration charges	$10	$1		$26	$8

Before acquisition integration charges
Operating profit	$241	$112	115%	$694	$286	143%
Operating margin	14.7%	12.3%		14.5%	10.7%
Net sales increased 80% in the third quarter of 2013 compared to the third quarter of 2012 due to an increase of 78% from the acquisition of businesses and an increase in core sales of 3%, partially offset by a decrease of 1% from the impact of currency translation. Net sales increased 79% in the first nine months of 2013 compared to the first nine months of 2012 due to an increase of 78% from the acquisition of businesses and an increase in core sales of 2%, partially offset by a decrease of 1% from the impact of currency translation. Core sales growth in both the third quarter and the first nine months of 2013 reflect strength in the Americas and Asia Pacific. Eaton now anticipates its Electrical Systems and Services markets will grow 1.5% for all of 2013.
The operating margin before acquisition integration charges increased from 12.3% in the third quarter of 2012 to 14.7% in the third quarter of 2013. The operating margin before acquisition integration charges increased from 10.7% for the first nine months of 2012 to 14.5% for the first nine months of 2013. The increase in operating margin in both the third quarter and the first nine months of 2013 was primarily due to the changed mix of products in the segment as a result of the acquisitions.
Hydraulics

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
	2013	2012		2013	2012
Net sales	$739	$763	(3)%	$2,267	$2,267	—%

Operating profit	89	93	(4)%	271	325	(17)%
Operating margin	12.0%	12.2%		12.0%	14.3%

Acquisition integration charges	$8	$5		$28	$9

Before acquisition integration charges
Operating profit	$97	$98	(1)%	$299	$334	(10)%
Operating margin	13.1%	12.8%		13.2%	14.7%
Net sales decreased 3% in the third quarter of 2013 compared to the third quarter of 2012 due to a decrease in core sales of 2% and a decrease of 1% from the impact of currency translation. Net sales in the first nine months of 2013 were the same as in the first nine months of 2012, with an increase of 7% from the acquisition of businesses offset by a decrease in core sales of 6% and a decrease of 1% from the impact of currency translation. The decrease in core sales in both the third quarter and the first nine months of 2013 primarily reflects lower market demand, particularly in the U.S. and Asia Pacific. Eaton now anticipates its Hydraulics markets will decline 6% for all of 2013.

The operating margin before acquisition integration charges increased from 12.8% in the third quarter of 2012 to 13.1% in the third quarter of 2013. The operating margin before acquisition integration charges decreased from 14.7% for the first nine months of 2012 to 13.2% for the first nine months of 2013. The decrease in operating margin in the first nine months of 2013 was primarily due to lower core sales, as noted above.
Aerospace

	Three months ended September 30		Increase	Nine months ended September 30		Increase
	2013	2012		2013	2012
Net sales	$448	$419	7%	$1,328	$1,285	3%

Operating profit	64	49	31%	193	168	15%
Operating margin	14.3%	11.7%		14.5%	13.1%
Net sales in the third quarter and first nine months of 2013 increased 7% and 3%, respectively, compared to the third quarter of 2012 and the first nine months of 2012. The higher sales were a result of increased core sales, particularly to the commercial OEM market. Eaton continues to anticipate its Aerospace markets will grow 3% for all of 2013.
The operating margin increased from 11.7% in the third quarter of 2012 to 14.3% in the third quarter of 2013. The operating margin increased from 13.1% for the first nine months of 2012 to 14.5% for the first nine months of 2013. The increase in operating margin in both the third quarter and the first nine months of 2013 was primarily due to higher sales volumes and improved productivity.
Vehicle

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
	2013	2012		2013	2012
Net sales	$964	$939	3%	$2,905	$3,043	(5)%

Operating profit	161	144	12%	465	472	(1)%
Operating margin	16.7%	15.3%		16.0%	15.5%
Net sales increased 3% in the third quarter of 2013 compared to the third quarter of 2012 due to an increase in core sales of 5%, partially offset by a decrease of 2% from the impact of currency translation. Net sales decreased 5% in the first nine months of 2013 compared to the first nine months of 2012 due to a decrease in core sales of 3% and a decrease of 2% from the impact of currency translation. The increase in core sales in the third quarter of 2013 was primarily due to higher sales in Latin America vehicle markets and North America and Asia Pacific light vehicle markets. The decrease in core sales in the first nine months of 2013 was primarily due to lower sales volumes in the NAFTA Class 8 truck market and the European light vehicle market, partially offset by higher sales in Latin American markets and in North American and Asia Pacific light vehicle markets. Eaton now anticipates its Vehicle markets will be flat for all of 2013.
The operating margin increased from 15.3% in the third quarter of 2012 to 16.7% in the third quarter of 2013. The operating margin increased from 15.5% for the first nine months of 2012 to 16.0% for the first nine months of 2013. The increase in operating margin in both the third quarter and the first nine months of 2013 was primarily due to the changed mix of products and improved productivity.

Corporate Expense

	Three months ended September 30		Increase	Nine months ended September 30		Increase
	2013	2012		2013	2012
Amortization of intangible assets	$110	$45	144%	$325	$129	152%
Interest expense - net	63	42	50%	209	100	109%
Pension and other postretirement benefits expense	55	41	34%	136	121	12%
Inventory step-up adjustment	—	1	NM	34	4	NM
Other corporate expense - net	97	64	52%	252	188	34%
Total corporate expense	$325	$193	68%	$956	$542	76%
Total Corporate expense increased 68% in the third quarter of 2013 to $325 from $193 in the third quarter of 2012 primarily due to the acquisition of Cooper. The acquisition of Cooper resulted in an increase of 144% in Amortization of intangible assets and an increase of 50% in Interest expense - net, primarily related to financing activities in conjunction with the acquisition.
Total Corporate expense increased 76% in the first nine months of 2013 to $956 from $542 in the first nine months of 2012 primarily due to the acquisition of Cooper. The acquisition of Cooper resulted in an increase of 152% in Amortization of intangible assets and an increase of 109% in Interest expense - net, primarily related to financing activities in conjunction with the acquisition.
For additional information regarding the acquisition of Cooper, see Note 2 to the Consolidated Financial Statements contained in the 2012 Form 10-K, as updated by Exhibit 99.1 of Eaton's current report on Form 8-K filed on September 6, 2013.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Financial Condition and Liquidity
Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk. The Company maintains access to the commercial paper markets through a commercial paper program, which is supported by credit facilities in the aggregate principal amount of $2,000. There were no borrowings outstanding under these revolving credit facilities at September 30, 2013. Over the course of a year, cash, short-term investments and short-term debt may fluctuate in order to manage global liquidity. Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business.
Eaton was in compliance with each of its debt covenants as of September 30, 2013 and for all periods presented.
Undistributed Assets of Non-U.S. Subsidiaries
At September 30, 2013, approximately 65% of the Company's consolidated cash and short-term investments resided in non-U.S. locations. These funds are considered permanently reinvested to be used to expand operations either organically or through acquisitions outside the U.S. The largest growth areas that are expected to require capital are in developing markets. The Company's U.S. operations generate cash flow sufficient to satisfy U.S. operating requirements and service its debt. The Company does not intend to repatriate any significant amounts of cash to the U.S. in the foreseeable future.
Sources and Uses of Cash Flow
Operating Cash Flow
Net cash provided by operating activities was $1,413 in the first nine months of 2013, an increase of $436 compared to $977 in the first nine months of 2012. Higher operating cash flow in the first nine months of 2013 compared to the first nine months of 2012 was due primarily to higher net income and lower contributions to defined benefits plans, partially offset by higher working capital requirements due to the acquisition of Cooper.

Investing Cash Flow
Net cash provided by investing activities was $143 in the first nine months of 2013, an increase of $1,000 compared to a use of cash of $857 in the first nine months of 2012. Investing cash flows in 2013 were primarily impacted by the proceeds from the sale of Apex Tool Group, LLC (Apex) totaling $761 and a decrease in cash paid for acquisitions of businesses from $554 in the first nine months of 2012 to $11 in the first nine months of 2013. For additional information on the sale of Apex and business acquisitions, see Note 2 to the Condensed Consolidated Financial Statements.
Financing Cash Flow
Net cash used in financing activities was $1,485 in the first nine months of 2013, a decrease of $1,389 compared to a use of cash of $96 in the first nine months of 2012. The decrease was primarily due to higher payments on debt borrowings, higher cash dividends and lower borrowings. Higher debt repayments included $669 on the bridge facility and $300 on notes that matured in May 2013. Cash dividends to ordinary shareholders increased $213 in the first nine months of 2013 due to the increase in shares outstanding as a result of the acquisition of Cooper and an increase in the quarterly cash dividend. Proceeds from borrowings decreased from $600 in the first nine months of 2012 to $6 in the first nine months of 2013. The proceeds from borrowings in the first nine months of 2012 related to the private debt issuance that was completed during the second quarter of 2012.

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
      Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act), an evaluation was performed, under the supervision and with the participation of Eaton’s management, including Alexander M. Cutler, Principal Executive Officer, and Richard H. Fearon, Principal Financial Officer, of the effectiveness of the design and operation of Eaton’s disclosure controls and procedures. Based on that evaluation, management concluded that Eaton’s disclosure controls and procedures were effective as of September 30, 2013.
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

EATON CORPORATION plc
Registrant

Date:	November 7, 2013	By:	/s/ Richard H. Fearon
Richard H. Fearon
Principal Financial Officer
(On behalf of the registrant and as Principal Financial Officer)

Eaton Corporation plc
Third Quarter 2013 Report on Form 10-Q
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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the three months ended September 30, 2013 and 2012, (ii) Consolidated Statements of Income for the nine months ended September 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three months ended September 30, 2013 and 2012, (iv) Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2013 and 2012, (v) Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (vi) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and (vii) Notes to Condensed Consolidated Financial Statements for the nine months ended September 30, 2013.
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