Form 10-K
period 2013-12-31
Eaton Corp plc
filed 2014-02-26
CIK 1551182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of Ordinary Shares held by non-affiliates of the registrant as of June 30, 2013 was $31.2 billion.
As of January 31, 2014, there were 475.3 million Ordinary Shares outstanding.
Documents Incorporated By Reference
Portions of the Proxy Statement for the 2014 annual shareholders meeting are incorporated by reference into Part III.

Part I

Item 1. Business.
Eaton Corporation plc (Eaton or the Company) is a power management company providing energy-efficient solutions that help its customers effectively manage electrical, hydraulic and mechanical power. The Company is a global technology leader in electrical products, systems and services for power quality, distribution and control, power transmission, lighting and wiring products; hydraulics components, systems and services for industrial and mobile equipment; aerospace fuel, hydraulics and pneumatic systems for commercial and military use; and truck and automotive drivetrain and powertrain systems for performance, fuel economy and safety. Eaton has approximately 102,000 employees in over 60 countries and sells products to customers in more than 175 countries.
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
Acquisitions and Sales of Businesses
Cooper Industries plc
On November 30, 2012, Eaton Corporation acquired Cooper Industries plc (Cooper) for a purchase price totaling $13,192 million, which consisted of cash totaling $6,543 million and Eaton share consideration valued at $6,649 million.
Cooper is a diversified global manufacturer of electrical products and systems, with brands including Bussmann electrical and electronic fuses; Crouse-Hinds and CEAG explosion-proof electrical equipment; Halo and Metalux lighting fixtures; and Kyle and McGraw-Edison power systems products. Cooper had annual sales of $5,409 million for 2011. Eaton's Consolidated Financial Statements include Cooper's results of operations from November 30, 2012. For segment reporting purposes, Cooper has been included within the Electrical Products and the Electrical Systems and Services business segments at December 31, 2013 and 2012. Additional information related to the acquisition of Cooper and business segments is presented in Note 2 and Note 14, respectively, of the Notes to the Consolidated Financial Statements.
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
Acquisitions of Other Businesses
Eaton's other acquired businesses for 2012 and 2011 are presented in Note 2 of the Notes to the Consolidated Financial Statements.
Sale of Aerospace Power Distribution Management Solutions and Integrated Cockpit Solutions
On January 20, 2014, Eaton announced it entered into an agreement to sell the Aerospace Power Distribution Management Solutions and Integrated Cockpit Solutions businesses to Safran for $270 million. The sale, which was approved by Eaton's Board of Directors, is subject to regulatory approvals and other customary closing conditions. The transaction is expected to close early in the second quarter of 2014.
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
Electrical Products and Electrical Systems and Services
Principal methods of competition in these segments are performance of products and systems, technology, customer service and support, and price. Eaton has a strong competitive position in these segments and, with respect to many products, is considered among the market leaders. In normal economic cycles, sales of these segments are historically lower in the first quarter and higher in the third and fourth quarters of a year. In 2013, 17% of these segment's sales were made to four large distributors of electrical products and electrical systems and services.
Hydraulics
Principal methods of competition in this segment are product performance, geographic coverage, service, and price. Eaton has a strong competitive position in this segment and, with respect to many products, is considered among the market leaders. Sales of this segment are historically higher in the first and second quarters and lower in the third and fourth quarters of the year. In 2013, 15% of this segment's sales were made to four large original equipment manufacturers or distributors of agricultural, construction, and industrial equipment and parts.
Aerospace
Principal methods of competition in this segment are total cost of ownership, product and system performance, quality, design engineering capabilities, and timely delivery. Eaton has a strong competitive position in this segment and, with respect to many products and platforms, is considered among the market leaders. In 2013, 29% of this segment's sales were made to three large original equipment manufacturers of aircraft.
Vehicle
Principal methods of competition in this segment are product performance, technology, global service, and price. Eaton has a strong competitive position in this segment and, with respect to many products, is considered among the market leaders. In 2013, 64% of this segment's sales were made to seven large original equipment manufacturers of vehicles and related components.
Information Concerning Eaton's Business in General
Raw Materials
Eaton's major requirements for raw materials include iron, steel, copper, nickel, aluminum, brass, tin, silver, lead, molybdenum, titanium, vanadium, rubber, plastic, electronic components, insulating materials and fluids. Materials are purchased in various forms, such as extrusions, castings, powder metal, metal sheets and strips, forging billets, bar stock, and plastic pellets. Raw materials, as well as parts and other components, are purchased from many suppliers, although there are limited sources of supply for electrical core steel and insulating fluids. Under normal circumstances, the Company has no difficulty obtaining its raw materials. In 2013, Eaton maintained appropriate levels of inventory to prevent shortages and did not experience any availability constraints.
Patents and Trademarks
Eaton considers its intellectual property, including patents, trade names and trademarks, to be of significant value to its business as a whole. The Company's products are manufactured, marketed and sold under a portfolio of patents, trademarks, licenses, and other forms of intellectual property, some of which expire at various dates in the future. Eaton develops and acquires new intellectual property on an ongoing basis and considers all of its intellectual property to be valuable. Based on the broad scope of the Company's product lines, management believes that the loss or expiration of any single intellectual property right would not have a material effect on Eaton's consolidated financial statements or its business segments. The Company's policy is to file applications and obtain patents for the great majority of its novel and innovative new products including product modifications and improvements.
Order Backlog
A significant portion of open orders placed with Eaton are by original equipment manufacturers of trucks, off-highway vehicles, and passenger cars. These open orders are not considered firm as they have been historically subject to month-to-month releases by customers during each model year. In measuring backlog orders, only the amount of orders to which customers are firmly committed are included. Using this criterion, total backlog at December 31, 2013 and 2012 was approximately $4.6 billion and $4.5 billion, respectively. Backlog should not be relied upon as being indicative of results of operations for future periods.

Research and Development
Research and development expenses for new products and improvement of existing products in 2013, 2012 and 2011 were $644 million, $439 million, and $417 million, respectively. Over the past five years, the Company has invested approximately $2.3 billion in research and development.
Environmental Contingencies
Operations of the Company involve the use and disposal of certain substances regulated under environmental protection laws. Eaton continues to modify processes on an ongoing, regular basis in order to reduce the impact on the environment, including the reduction or elimination of certain chemicals used in, and wastes generated from, operations. Compliance with laws that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, are not expected to have a material adverse effect upon earnings or the competitive position of the Company. Eaton's estimated capital expenditures for environmental control facilities are not expected to be material for 2014 and 2015. Information regarding the Company's liabilities related to environmental matters is presented in Note 7 of the Notes to the Consolidated Financial Statements.

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
Eaton's ability to realize the anticipated benefits of the Cooper transaction will depend, to a large extent, on the Company's ability to integrate the two businesses. The integration process may disrupt the businesses and, if implemented ineffectively, would preclude realization of the full benefits expected. The difficulties of combining the operations of the companies include, among others:

•	the diversion of management's attention to integration matters;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities, and growth prospects from combining the business of Cooper with that of Eaton;

•	difficulties in the integration of operations and systems;

•	difficulties in the assimilation of employees;

•	difficulties in managing the expanded operations of a significantly larger and more complex company;

•	challenges in keeping existing customers and obtaining new customers; and

•	challenges in attracting and retaining key personnel.
Many of these factors will be outside of Eaton's control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy, which could materially impact the business, financial condition, and results of operations of Eaton.
Volatility of end markets that Eaton serves.
Eaton's segment revenues, operating results, and profitability have varied in the past and may vary from quarter to quarter in the future. Profitability can be negatively impacted by volatility in the end markets that Eaton serves. The Company has undertaken measures to reduce the impact of this volatility through diversification of markets it serves and expansion of geographic regions in which it operates. Future downturns in any of the markets could adversely affect revenues, operating results, and profitability.
Eaton's operating results depend in part on continued successful research, development, and marketing of new and/or improved products and services, and there can be no assurance that Eaton will continue to successfully introduce new products and services.
The success of new and improved products and services depends on their initial and continued acceptance by Eaton's customers. The Company's businesses are affected, to varying degrees, by technological change and corresponding shifts in customer demand, which could result in unpredictable product transitions or shortened life cycles. Eaton may experience difficulties or delays in the research, development, production, or marketing of new products and services which may prevent Eaton from recouping or realizing a return on the investments required to bring new products and services to market.

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
Eaton manages businesses with manufacturing facilities worldwide. The Company's manufacturing facilities and operations could be disrupted by a natural disaster, labor strike, war, political unrest, terrorist activity, economic upheaval, or public health concerns. Some of these conditions are more likely in certain geographic regions in which Eaton operates. Any such disruption could cause delays in shipments of products and the loss of sales and customers, and insurance proceeds may not adequately compensate for losses.
If Eaton is unable to protect its information technology infrastructure against service interruptions, data corruption, cyber-based attacks or network security breaches, operations could be disrupted or data confidentiality lost.
Eaton relies on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including procurement, manufacturing, distribution, invoicing and collection. These technology networks and systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components; power outages; hardware failures; or computer viruses. In addition, security breaches could result in unauthorized disclosure of confidential information. If these information technology systems suffer severe damage, disruption, or shutdown, and business continuity plans do not effectively resolve the issues in a timely manner, there could be a negative impact on operating results or the Company may suffer financial or reputational damage.
Eaton's global operations subject it to economic risk as Eaton's results of operations may be adversely affected by changes in government regulations and policies and currency fluctuations.
Operating globally subjects Eaton to changes in government regulations and policies in a large number of jurisdictions around the world, including those related to tariffs and trade barriers, investments, property ownership rights, taxation, exchange controls, and repatriation of earnings. Changes in the relative values of currencies occur from time to time and could affect Eaton's operating results. While the Company monitors exchange rate exposures and attempts to reduce these exposures through hedging activities, these risks could adversely affect operating results.
Eaton may be subject to risks relating to changes in its tax rates or exposure to additional income tax liabilities.
Eaton is subject to income taxes in many jurisdictions around the world. Income tax liabilities are subject to the allocation of income among various tax jurisdictions. The Company's effective tax rate could be affected by changes in the mix among earnings in countries with differing statutory tax rates, changes in the valuation allowance of deferred tax assets, or changes in tax laws. The amount of income taxes paid is subject to ongoing audits by tax authorities in the countries in which Eaton operates. If these audits result in assessments different from amounts reserved, future financial results may include unfavorable adjustments to the Company's tax liabilities.
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
Protecting Eaton's intellectual property rights is critical to its ability to compete and succeed. The Company owns a large number of patents and patent applications worldwide, as well as trademark and copyright registrations that are necessary, and contribute significantly, to the preservation of Eaton's competitive position in various markets. Although management believes that the loss or expiration of any single intellectual property right would not have a material effect on the results of operations or financial position of Eaton or its business segments, there can be no assurance that any one, or more, of these patents and other intellectual property will not be challenged, invalidated, or circumvented by third parties. Eaton enters into confidentiality and invention assignment agreements with the Company's employees, and into non-disclosure agreements with suppliers and appropriate customers, so as to limit access to and disclosure of proprietary information. These measures may not suffice to deter misappropriation or independent third party development of similar technologies.
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
Legislative and regulatory action may be taken in the U.S. which, if ultimately enacted, could override tax treaties upon which Eaton relies or broaden the circumstances under which the Company would be considered a U.S. resident, each of which could materially and adversely affect its effective tax rate and/or require the Company to take further action, at potentially significant expense, to seek to preserve its effective tax rate. Eaton cannot predict the outcome of any specific legislative or regulatory proposals. However, if proposals were enacted that had the effect of disregarding the incorporation in Ireland or limiting Eaton's ability as an Irish company to take advantage of tax treaties with the U.S., the Company could be subject to increased taxation and/or potentially significant expense.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Eaton's principal executive offices are located at Fitzwilliam Hall, Fitzwilliam Place, Dublin 2, Ireland. The Company maintains manufacturing facilities at 351 locations in 44 countries. The Company is a lessee under a number of operating leases for certain real properties and equipment, none of which is material to its operations. Management believes that the existing manufacturing facilities are adequate for its operations and that the facilities are maintained in good condition.

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

Part II

Item 5. Market for the Registrant's Ordinary Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company's ordinary shares are listed for trading on the New York Stock Exchange. At December 31, 2013, there were 19,538 holders of record of the Company's ordinary shares. Additionally, 28,128 current and former employees were shareholders through participation in the Eaton Savings Plan (ESP), Eaton Personal Investment Plan (EPIP), Eaton Puerto Rico Retirement Savings Plan, and the Cooper Retirement Savings and Stock Ownership Plan.
Information regarding cash dividends paid, and the high and low market price per ordinary share, for each quarter in 2013 and 2012 is presented in “Quarterly Data” of this Form 10-K. Information regarding equity-based compensation plans required by Regulation S-K Item 201(d) is provided in Item 12 of this Form 10-K Report.
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

Item 8. Financial Statements and Supplementary Data.
The report of the independent registered public accounting firm, consolidated financial statements, and notes to consolidated financial statements are presented on pages 15 through 66 of this Form 10-K.
Information regarding selected quarterly financial information for 2013 and 2012 is presented in “Quarterly Data” of this Form 10-K.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures - Pursuant to SEC Rule 13a-15, an evaluation was performed under the supervision and with the participation of Eaton's management, including Alexander M. Cutler - Principal Executive Officer; and Richard H. Fearon - Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, Eaton's management concluded that the Company's disclosure controls and procedures were effective as of December 31, 2013.
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
Pursuant to Section 404 of the Sarbanes Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, Eaton has included a report of management's assessment of the effectiveness of internal control over financial reporting, which is presented on page 18.
“Report of Independent Registered Public Accounting Firm” relating to internal control over financial reporting as of December 31, 2013 is presented on page 17.
During the fourth quarter of 2013, there was no change in Eaton's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Item 9B. Other Information.
None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.
Information required with respect to the directors of the Company is set forth under the caption “Election of Directors” in the Company's definitive Proxy Statement to be filed on or about March 14, 2014, and is incorporated by reference.
A listing of executive officers, their ages, positions and offices held over the past five years, as of February 1, 2014, follows:

Name	Age	Position (Date elected to position)
Alexander M. Cutler	62	Director of Eaton Corporation plc (November 30, 2012 - present)

		Chief Executive Officer and President of Eaton Corporation (August 1, 2000 - present)

		Director of Eaton Corporation (September 22, 1993 - November 30, 2012)

Richard H. Fearon	57	Vice Chairman and Chief Financial and Planning Officer of Eaton Corporation
		(April 24, 2002 - present)

Craig Arnold	53	Vice Chairman and Chief Operating Officer - Industrial Sector of Eaton Corporation
		(February 1, 2009 - present)

		Chief Executive Officer - Fluid Power Group of Eaton Corporation
		(October 25, 2000 - January 31, 2009)

Name	Age	Position (Date elected to position)
Thomas S. Gross	59	Vice Chairman and Chief Operating Officer - Electrical Sector of Eaton Corporation
		(February 1, 2009 - present)

		President - Power Quality and Control Business of Eaton Corporation
		(April 1, 2008 - January 31, 2009)

Cynthia K. Brabander	52	Executive Vice President and Chief Human Resources Officer of Eaton Corporation
		(February 13, 2012 - present)

		Senior Vice President, Human Resources of Gates Corporation
		(April 11, 2009 - January 10, 2012)

		Senior Vice President, Human Resources - Industrial Sector of Eaton Corporation
		(April 1, 2005 - April 10, 2009)

Mark M. McGuire	56	Executive Vice President and General Counsel of Eaton Corporation
		(December 1, 2005 - present)

Thomas E. Moran	49	Senior Vice President and Secretary of Eaton Corporation plc
		(November 27, 2012 - present)

		Senior Vice President and Secretary of Eaton Corporation
		(October 1, 2008 - January 1, 2013)

Ken D. Semelsberger	52	Senior Vice President and Controller of Eaton Corporation (November 1, 2013 - present)

		Senior Vice President, Finance and Planning - Industrial Sector of Eaton Corporation
		(February 1, 2009 - October 31, 2013)

		Senior Vice President, Corporate Development and Treasurer of Eaton Corporation
		(February 22, 2006 - January 31, 2009)
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
Information required with respect to compliance with Section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's definitive Proxy Statement to be filed on or about March 14, 2014, and is incorporated by reference.
The Company has adopted a Code of Ethics, which applies to the directors, officers and employees worldwide. This document is available on the Company's website at http://www.eaton.com.
There were no changes during the fourth quarter 2013 to the procedures by which security holders may recommend nominees to the Company's Board of Directors.
Information related to the Audit Committee, and members of the Committee that are financial experts, is set forth under the caption “Board Committees - Audit Committee” in the definitive Proxy Statement to be filed on or about March 14, 2014, and is incorporated by reference.

Item 11. Executive Compensation.
Information required with respect to executive compensation is set forth under the caption “Executive Compensation” in the Company's definitive Proxy Statement to be filed on or about March 14, 2014, and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required with respect to securities authorized for issuance under equity-based compensation plans is set forth under the caption “Equity Compensation Plans” in the Company's definitive Proxy Statement to be filed on or about March 14, 2014, and is incorporated by reference.
Information required with respect to security ownership of certain beneficial owners, is set forth under the caption “Share Ownership Tables” in the Company's definitive Proxy Statement to be filed on or about March 14, 2014, and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required with respect to certain relationships and related transactions is set forth under the caption “Review of Related Person Transactions” in the Company's definitive Proxy Statement to be filed on or about March 14, 2014, and is incorporated by reference.
Information required with respect to director independence is set forth under the caption “Director Independence” in the Company's definitive Proxy Statement to be filed on or about March 14, 2014, and is incorporated by reference.

Item 14. Principal Accounting Fees and Services.
Information required with respect to principal accountant fees and services is set forth under the caption “Audit Committee Report” in the Company's definitive Proxy Statement to be filed on or about March 14, 2014, and is incorporated by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	(1) The report of the independent registered public accounting firm, consolidated financial statements and notes to consolidated financial statements are included in Item 8 above:
Report of Independent Registered Public Accounting Firm - Page 17
Consolidated Statements of Income - Years ended December 31, 2013, 2012 and 2011 - Page 19
Consolidated Statements of Comprehensive Income - Years ended December 31, 2013, 2012 and 2011 - Page 20
Consolidated Balance Sheets - December 31, 2013 and 2012 - Page 21
Consolidated Statements of Cash Flows - Years ended December 31, 2013, 2012 and 2011 - Page 22
Consolidated Statements of Shareholders' Equity - Years ended December 31, 2013, 2012 and 2011 - Page 23
Notes to Consolidated Financial Statements - Pages 24 through 66
All other schedules for which provision is made in Regulation S-X of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3)	Exhibits

3 (i)	Certificate of Incorporation - Incorporated by reference to the Form S-8 filed November 30, 2012

3 (ii)	Amended and restated Memorandum and Articles of Incorporation - Incorporated by reference to the Form 10-Q Report for the three months ended September 30, 2012

4 (a)	Pursuant to Regulation S-K Item 601(b) (4), the Company agrees to furnish to the SEC, upon request, a copy of the instruments defining the rights of holders of its other long-term debt

10	Material contracts

(a)	Senior Executive Incentive Compensation Plan (effective February 27, 2013) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(b)	Deferred Incentive Compensation Plan II - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(c)	First Amendment to Deferred Incentive Compensation Plan II - Incorporated by reference to the Form S-8 filed November 30, 2012

(d)	Excess Benefits Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(e)	First Amendment to Excess Benefits Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(f)	Incentive Compensation Deferral Plan II - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(g)	First Amendment to Incentive Compensation Deferral Plan II - Incorporated by reference to the Form S-8 filed November 30, 2012

(h)	Limited Eaton Service Supplemental Retirement Income Plan II - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(i)	First Amended to Limited Eaton Service Supplemental Retirement Income Plan II - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(j)	Supplemental Benefits Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(k)	First Amendment to Supplemental Benefits Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(l)	Form of Restricted Share Unit Agreement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(m)	Form of Restricted Share Agreement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(n)	Form of Restricted Share Agreement (Non-Employee Directors) - Incorporated by reference to the Form 8-K Report filed February 1, 2010

(o)	Form of Directors' Restricted Share Unit Agreement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(p)	Form of Stock Option Agreement for Executives - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(q)	Form of Stock Option Agreement for Non-Employee Directors (2008) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(r)	Amended and Restated 2002 Stock Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

(s)	Amended and Restated 2004 Stock Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

(t)	Amended and Restated 2008 Stock Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

(u)	Second Amended and Restated 2009 Stock Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

(v)	Amended and Restated 2012 Stock Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

(w)	Amendment to Amended and Restated 2012 Stock Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(x)	First Amendment to 2005 Non-Employee Director Fee Deferral Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

(y)	2013 Non-Employee Director Fee Deferral Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(z)	Form of Change of Control Agreement entered into with officers of Eaton Corporation - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2008

(aa)	Form of Indemnification Agreement entered into with officers of Eaton Corporation - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(bb)	Form of Indemnification Agreement entered into with directors - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(cc)	Form of Indemnification Agreement II entered into with directors - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(dd)	Amended and Restated Executive Strategic Incentive Plan (amended and restated February 27, 2013) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(ee)	Executive Strategic Incentive Plan II (effective January 1, 2001) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(ff)	Amended and Restated Supplemental Executive Strategic Incentive Plan (amended and restated February 27, 2013) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(gg)	Deferred Incentive Compensation Plan (amended and restated effective November 1, 2007) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2009

(hh)	Amended and Restated 1998 Stock Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

(ii)	Trust Agreement - Officers and Employees (dated December 6, 1996) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(jj)	Trust Agreement - Non-employee Directors (dated December 6, 1996) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(kk)	Group Replacement Insurance Plan (GRIP) (effective June 1, 1992) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 1992

(ll)	Excess Benefits Plan (amended and restated effective January 1, 1989) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(mm)	Amendment to Excess Benefits Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(nn)	Supplemental Benefits Plan (amended and restated January 1, 1989) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(oo)	Amendment to Supplemental Benefits Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

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

(ss)	Eaton Savings Plan 2014 Restatement - Filed in conjunction with this Form 10-K Report*

(tt)	Eaton Personal Investment Plan 2014 Restatement - Filed in conjunction with this Form 10-K Report*

12	Ratio of Earnings to Fixed Charges - Filed in conjunction with this Form 10-K Report *

14	Code of Ethics - Incorporated by reference to the definitive Proxy Statement filed on March 14, 2008

21	Subsidiaries of Eaton Corporation plc - Filed in conjunction with this Form 10-K Report *

23	Consent of Independent Registered Public Accounting Firm - Filed in conjunction with this Form 10-K Report *

24	Power of Attorney - Filed in conjunction with this Form 10-K Report *

31.1	Certification of Principal Executive Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302) - Filed in conjunction with this Form 10-K Report *

31.2	Certification of Principal Financial Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302) - Filed in conjunction with this Form 10-K Report *

32.1	Certification of Principal Executive Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906) - Filed in conjunction with this Form 10-K Report *

32.2	Certification of Principal Financial Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906) - Filed in conjunction with this Form 10-K Report *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
____________

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011 (iii) Consolidated Balance Sheets at December 31, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, (v) Notes to Consolidated Financial Statements for the year ended December 31, 2013.
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

EATON CORPORATION plc
Registrant

Date:	February 26, 2014	By:	/s/ Richard H. Fearon
Richard H. Fearon
(On behalf of the registrant and as Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
Date: February 26, 2014

Signature	Title

*
Alexander M. Cutler	Principal Executive Officer; Director

*
Ken D. Semelsberger	Principal Accounting Officer

*		*
George S. Barrett	Director	Todd M. Bluedorn	Director

*		*
Christopher M. Connor	Director	Michael J. Critelli	Director

*		*
Charles E. Golden	Director	Linda A. Hill	Director

*		*
Arthur E. Johnson	Director	Ned C. Lautenbach	Director

*		*
Deborah L. McCoy	Director	Gregory R. Page	Director

*
Gerald B. Smith	Director

*By	/s/ Richard H. Fearon
Richard H. Fearon, Attorney-in-Fact for the officers and directors signing in the capacities indicated

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Eaton Corporation plc

We have audited the accompanying consolidated balance sheets of Eaton Corporation plc ("the Company") as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 26, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio
February 26, 2014

MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

We have prepared the accompanying consolidated financial statements and related information of Eaton Corporation plc ("Eaton") included herein for the three years ended December 31, 2013. The primary responsibility for the integrity of the financial information included in this annual report rests with management. The financial information included in this annual report has been prepared in accordance with accounting principles generally accepted in the United States based on our best estimates and judgments and giving due consideration to materiality. The opinion of Ernst & Young LLP, Eaton's independent registered public accounting firm, on those financial statements is included herein.
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

/s/ Alexander M. Cutler	/s/ Richard H. Fearon	/s/ Ken D. Semelsberger
Principal Executive Officer	Principal Financial Officer	Principal Accounting Officer

February 26, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Eaton Corporation plc

We have audited Eaton Corporation plc's ("the Company") internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 26, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio
February 26, 2014

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Eaton Corporation plc ("Eaton") is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act rules 13a-15(f)).
Under the supervision and with the participation of Eaton's management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In conducting this evaluation, we used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (1992 Framework). Based on this evaluation under the framework referred to above, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2013.
The independent registered public accounting firm Ernst & Young LLP has issued an audit report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. This report is included herein.

/s/ Alexander M. Cutler	/s/ Richard H. Fearon	/s/ Ken D. Semelsberger
Principal Executive Officer	Principal Financial Officer	Principal Accounting Officer

February 26, 2014

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31
(In millions except for per share data)	2013	2012	2011
Net sales	$22,046	$16,311	$16,049

Cost of products sold	15,369	11,448	11,261
Selling and administrative expense	3,886	2,894	2,738
Research and development expense	644	439	417
Interest expense - net	271	208	118
Other (income) expense - net	(8)	71	(38)
Income before income taxes	1,884	1,251	1,553
Income tax expense	11	31	201
Net income	1,873	1,220	1,352
Less net income for noncontrolling interests	(12)	(3)	(2)
Net income attributable to Eaton ordinary shareholders	$1,861	$1,217	$1,350

Net income per ordinary share
Diluted	$3.90	$3.46	$3.93
Basic	3.93	3.54	3.98

Weighted-average number of ordinary shares outstanding
Diluted	476.7	350.9	342.8
Basic	473.5	347.8	338.3

Cash dividends declared per ordinary share	$1.68	$1.52	$1.36
The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31
(In millions)	2013	2012	2011
Net income	$1,873	$1,220	$1,352
Less net income for noncontrolling interests	(12)	(3)	(2)
Net income attributable to Eaton ordinary shareholders	1,861	1,217	1,350

Other comprehensive income (loss), net of tax
Currency translation and related hedging instruments	(28)	135	(241)
Pensions and other postretirement benefits	429	(152)	(353)
Cash flow hedges	3	17	(22)
Other comprehensive income (loss) attributable to Eaton ordinary shareholders	404	—	(616)

Total comprehensive income attributable to Eaton ordinary shareholders	$2,265	$1,217	$734
The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED BALANCE SHEETS

	December 31
(In millions)	2013	2012
Assets
Current assets
Cash	$915	$577
Short-term investments	794	527
Accounts receivable - net	3,648	3,474
Inventory	2,382	2,336
Deferred income taxes	577	565
Prepaid expenses and other current assets	415	421
Total current assets	8,731	7,900

Property, plant and equipment
Land and buildings	2,461	2,095
Machinery and equipment	5,504	5,522
Gross property, plant and equipment	7,965	7,617
Accumulated depreciation	(4,132)	(3,831)
Net property, plant and equipment	3,833	3,786

Other noncurrent assets
Goodwill	14,495	14,443
Other intangible assets	7,186	7,580
Deferred income taxes	240	353
Other assets	1,006	1,748
Total assets	$35,491	$35,810

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$13	$757
Current portion of long-term debt	567	314
Accounts payable	1,960	1,879
Accrued compensation	461	462
Other current liabilities	1,913	2,103
Total current liabilities	4,914	5,515

Noncurrent liabilities
Long-term debt	8,969	9,765
Pension liabilities	1,465	2,003
Other postretirement benefits liabilities	668	742
Deferred income taxes	1,313	1,548
Other noncurrent liabilities	1,299	1,059
Total noncurrent liabilities	13,714	15,117

Shareholders’ equity
Ordinary shares (475.1 million outstanding in 2013 and 470.7 million in 2012)	5	5
Capital in excess of par value	11,483	11,271
Retained earnings	6,866	5,805
Accumulated other comprehensive loss	(1,560)	(1,964)
Shares held in trust	(3)	(4)
Total Eaton shareholders’ equity	16,791	15,113
Noncontrolling interests	72	65
Total equity	16,863	15,178
Total liabilities and equity	$35,491	$35,810
The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31
(In millions)	2013	2012	2011
Operating activities
Net income	$1,873	$1,220	$1,352
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	997	598	556
Deferred income taxes	(311)	(155)	(113)
Pension and other postretirement benefits expense	384	335	295
Contributions to pension plans	(341)	(413)	(372)
Contributions to other postretirement benefits plans	(59)	(43)	(223)
Excess tax benefit from equity-based compensation	(32)	(21)	(57)
Changes in working capital
Accounts receivable - net	(231)	108	(219)
Inventory	(92)	166	(113)
Accounts payable	86	(220)	92
Accrued compensation	—	(52)	(38)
Accrued income and other taxes	1	(86)	123
Other current assets	(42)	117	11
Other current liabilities	(46)	30	(30)
Other - net	98	80	(16)
Net cash provided by operating activities	2,285	1,664	1,248

Investing activities
Capital expenditures for property, plant and equipment	(614)	(593)	(568)
Cash paid for acquisitions of businesses, net of cash acquired	(9)	(6,936)	(325)
(Purchases) sales of short-term investments - net	(288)	603	103
Proceeds from the sales of businesses	777	3	15
Other - net	(68)	(49)	(25)
Net cash used in investing activities	(202)	(6,972)	(800)

Financing activities
Proceeds from borrowings	9	7,156	381
Payments on borrowings	(1,096)	(1,324)	(78)
Payments of financing costs	—	(117)	(3)
Cash dividends paid	(796)	(512)	(462)
Exercise of employee stock options	121	95	71
Issuance (repurchase) of shares	—	159	(343)
Excess tax benefit from equity-based compensation	32	21	57
Other - net	(6)	2	(4)
Net cash (used in) provided by financing activities	(1,736)	5,480	(381)

Effect of currency on cash	(9)	20	(15)
Total increase in cash	338	192	52
Cash at the beginning of the period	577	385	333
Cash at the end of the period	$915	$577	$385
The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at January 1, 2011	339.9	$170	$4,093	$4,455	$(1,348)	$(8)	$7,362	$41	$7,403
Net income	—	—	—	1,350	—	—	1,350	2	1,352
Other comprehensive loss, net of tax					(616)		(616)	—	(616)
Cash dividends paid	—	—	—	(462)	—	—	(462)	(4)	(466)
Issuance of shares under equity-based compensation plans - net (net of income tax benefit of $72)	2.8	1	177	(2)	—	2	178	—	178
Business divestiture	—	—	—	—	—	—	—	(16)	(16)
Repurchase of shares	(8.3)	(4)	(101)	(238)	—	—	(343)	—	(343)
Balance at December 31, 2011	334.4	167	4,169	5,103	(1,964)	(6)	7,469	23	7,492
Net income	—	—	—	1,217	—	—	1,217	3	1,220
Other comprehensive income (loss), net of tax					—		—	—	—
Cash dividends paid	—	—	—	(512)	—	—	(512)	(3)	(515)
Exchange of Eaton Corporation shares (par value $0.50 per share) for Eaton shares (par value $0.01 per share)	—	(166)	166	—	—	—	—	—	—
Issuance of shares under equity-based compensation plans - net (net of income tax benefit of $23)	5.0	2	129	(2)	—	—	129	—	129
Issuance of shares under employee benefit plans	3.2	—	166	—	—	2	168	—	168
Issuance of shares from acquisition of business	128.1	2	6,648	(1)	—	—	6,649	42	6,691
Registration of ordinary shares	—	—	(7)	—	—	—	(7)	—	(7)
Balance at December 31, 2012	470.7	5	11,271	5,805	(1,964)	(4)	15,113	65	15,178
Net income	—	—	—	1,861	—	—	1,861	12	1,873
Other comprehensive income, net of tax					404		404	—	404
Cash dividends paid	—	—	—	(796)	—	—	(796)	(5)	(801)
Issuance of shares under equity-based compensation plans - net (net of income tax benefit of $32)	4.4	—	212	(4)	—	1	209	—	209
Balance at December 31, 2013	475.1	$5	$11,483	$6,866	$(1,560)	$(3)	$16,791	$72	$16,863
The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts are in millions unless indicated otherwise (per share data assume dilution).

Note 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General Information and Basis of Presentation
Eaton Corporation plc (Eaton or the Company) is a power management company providing energy-efficient solutions that help its customers effectively manage electrical, hydraulic and mechanical power. With 2013 net sales of $22.0 billion, the Company is a global technology leader in electrical products, systems and services for power quality, distribution and control, power transmission, lighting, and wiring; hydraulics components, systems and services for industrial and mobile equipment; aerospace fuel, hydraulics and pneumatic systems for commercial and military use; and truck and automotive drivetrain and powertrain systems for performance, fuel economy, and safety. Eaton has approximately 102,000 employees in over 60 countries, and sells products to customers in more than 175 countries.
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
Eaton records reductions to revenue for customer and distributor incentives, primarily comprised of rebates, at the time of the initial sale. Rebates are estimated based on sales terms, historical experience, trend analysis, and projected market conditions in the various markets served. The rebate programs offered vary across businesses due to the numerous markets Eaton serves, but the most common incentives relate to amounts paid or credited to customers for achieving defined volume levels.

Long-Lived Assets
Depreciation and amortization for property, plant and equipment, and intangible assets subject to amortization, are generally computed by the straight-line method and included in Cost of products sold, Selling and administrative expense, and Research and development expense, as appropriate. Cost of buildings are depreciated generally over 40 years and machinery and equipment over 3 to 10 years. At December 31, 2013, the weighted-average amortization period for intangible assets subject to amortization was 17 years for patents and technology, primarily as a result of the long life of aircraft platforms, and 16 years for customer relationships. Software is amortized up to a maximum life of 10 years.
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
Goodwill and Indefinite Life Intangible Assets
Goodwill and indefinite life intangible assets are evaluated annually for impairment as of July 1 using either a quantitative or qualitative analysis. Goodwill is tested for impairment at the reporting unit level, which is equivalent to Eaton's operating segments, and based on the net assets for each segment, including goodwill and intangible assets. Goodwill is assigned to each operating segment, as this represents the lowest level that constitutes a business and is the level at which management regularly reviews the operating results. The Company performs a quantitative analysis using a discounted cash flow model and other valuation techniques, but may elect to perform a qualitative analysis.
Goodwill impairment testing for 2013 was performed using a quantitative analysis under which the fair value for each reporting unit was estimated using a discounted cash flow model, which considered forecasted cash flows discounted at an estimated weighted-average cost of capital. The forecasted cash flows were based on the Company's long-term operating plan and a terminal value was used to estimate the operating segment's cash flows beyond the period covered by the operating plan. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market holders of a business enterprise. These analyses require the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates and the timing of expected future cash flows of the respective operating segment. Sensitivity analyses were performed around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values. For 2013, based on a quantitative analysis, the fair values of Eaton's reporting units continue to substantially exceed the respective carrying amounts.
A qualitative analysis is performed by assessing certain trends and factors, including projected market outlook and growth rates, forecasted and actual sales and operating profit margins, discount rates, industry data, and other relevant qualitative factors. These trends and factors are compared to, and based on, the assumptions used in the most recent quantitative assessment. Additionally, goodwill and indefinite life intangible assets are evaluated for impairment whenever events or circumstances indicate there may be a possible permanent loss of value.
Indefinite life intangible assets primarily consist of trademarks. The fair value of these assets are determined using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows, and profitability. For 2013 and 2012, the fair value of indefinite lived intangible assets substantially exceeded the respective carrying value.
For additional information about goodwill and other intangible assets, see Note 4.
Derivative Financial Instruments and Hedging Activities
Eaton uses derivative financial instruments to manage the exposure to the volatility in raw material costs, currency, and interest rates on certain debt. These instruments are marked to fair value in the accompanying Consolidated Balance Sheets. Changes in the fair value of derivative assets or liabilities (i.e., gains or losses) are recognized depending upon the type of hedging relationship and whether an instrument has been designated as a hedge. For those instruments that qualify for hedge accounting, Eaton designates the hedging instrument, based upon the exposure being hedged, as a cash flow hedge, a fair value hedge, or a hedge of a net investment in a foreign operation. Changes in fair value of these instruments that do not qualify for hedge accounting are recognized immediately in net income. See Note 12 for additional information about hedges and derivative financial instruments.

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
Income Taxes
Deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax basis of the respective assets and liabilities, using enacted tax rates in effect for the year when the differences are expected to reverse. Deferred income tax assets are recognized for income tax loss carryforwards and income tax credit carryforwards. Judgment is required in determining and evaluating income tax provisions and valuation allowances for deferred income tax assets. Eaton recognizes the income tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. Eaton evaluates and adjusts these accruals based on changing facts and circumstances. Eaton recognizes interest and penalties related to unrecognized income tax benefits in the provision for income tax expense. Penalties on unrecognized income tax benefits have been accrued for jurisdictions where penalties are automatically applied to any deficiency, regardless of the merit of the position. For additional information about income taxes, see Note 8.
Equity-Based Compensation
Eaton recognizes equity-based compensation expense based on the grant date fair value of the award over the period during which an employee is required to provide service in exchange for the award. Restricted stock units (RSUs) and restricted stock awards (RSAs) are issued at fair market value at the date of grant. The RSUs entitle the holder to receive one ordinary share for each RSU upon vesting, generally over three or four years. RSAs are issued and outstanding at the time of grant, but remain subject to forfeiture until vested, generally over three or four years. Stock options are granted with an exercise price equal to the closing market price of Eaton ordinary shares on the date of grant. The fair value of stock options is determined using a Black-Scholes option-pricing model, which incorporates assumptions regarding the expected volatility, the expected option life, the risk-free interest rate, and the expected dividend yield. See Note 10 for additional information about equity-based compensation.

Note 2.	ACQUISITIONS AND SALES OF BUSINESSES
In 2012 and 2011, Eaton acquired businesses and entered into a joint venture in separate transactions for combined purchase prices totaling $13,796 and $325, respectively. The Consolidated Statements of Income include the results of these businesses from the dates of the transactions or formation.
Cooper Industries plc
On November 30, 2012, Eaton Corporation acquired Cooper Industries plc (Cooper) for a purchase price of $13,192. At the completion of the transaction, the holder of each Cooper common share received from Eaton $39.15 in cash and 0.77479 of an Eaton ordinary share. As a result of the transaction, based on the number of outstanding shares of Eaton Corporation and Cooper as of November 30, 2012, former Eaton Corporation and Cooper shareholders held approximately 73% and 27%, respectively, of Eaton's ordinary shares after giving effect to the acquisition.
Cooper is a diversified global manufacturer of electrical products and systems, with brands including Bussmann electrical and electronic fuses; Crouse-Hinds and CEAG explosion-proof electrical equipment; Halo and Metalux lighting fixtures; and Kyle and McGraw-Edison power systems products. Cooper had annual sales of $5,409 for 2011. For segment reporting purposes, Cooper has been included in Electrical Products and Electrical Systems and Services business segments. See Note 14 for additional information about business segments.

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
Purchase Price Allocation
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
The purchase price allocation below represents Cooper's opening balance sheet on November 30, 2012 which was initially reported in Eaton's Form 10-K for the year ended December 31, 2012 and updated by Exhibit 99.1 of Eaton's current report on Form 8-K filed on September 6, 2013. During the measurement period which ended November 30, 2013, opening balance sheet adjustments were made to finalize Eaton's preliminary fair value estimates related primarily to intangible assets, goodwill, certain property values, contingent liabilities and the related deferred tax impact. Eaton's consolidated balance sheet at December 31, 2012 has been adjusted to reflect the final purchase price allocation. The Company did not revise the Consolidated Statement of Income for the year ended December 31, 2012, as any adjustment was considered immaterial.

	November 30, 2012 (as previously reported)	Adjustments	November 30, 2012 (final adjusted)
Working capital accounts (1)	$2,304	$(18)	$2,286
Prepaid expenses and other current assets	204	69	273
Property, plant and equipment	885	(40)	845
Investment in Apex Tool Group, LLC	807	(7)	800
Intangible assets	5,250	119	5,369
Other assets	35	30	65
Debt	(1,221)	—	(1,221)
Accounts payable	(519)	3	(516)
Other current liabilities	(673)	(206)	(879)
Other noncurrent liabilities	(2,185)	(177)	(2,362)
Total identifiable net assets	4,887	(227)	4,660
Goodwill	8,305	227	8,532
Total consideration	$13,192	$—	$13,192

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
The estimated fair value of Accounts receivable is based on the historical gross contractual amount receivable as of the acquisition date and totals $955.
Contingent liabilities assumed as part of the transaction total $419 and are included in Other current liabilities and Other noncurrent liabilities. These contingent liabilities are related to environmental, legal (including product liability claims) and tax matters. Contingent liabilities are recorded at fair value in purchase accounting, aside from those pertaining to uncertainty in income taxes which are an exception to the fair value basis of accounting. Legal matters, and certain environmental matters that are legal in nature, are recorded at the respective probable and estimable amount.
Actual and Pro Forma Impact
Eaton's Consolidated Financial Statements for the year ended December 31, 2012 include Cooper's results of operations from the date of acquisition on November 30, 2012 through December 31, 2012. Net sales and operating profit attributable to Cooper during this period and included in Eaton's Consolidated Financial Statements for the year ended December 31, 2012 total $470 and $66, respectively.
The following unaudited pro forma information gives effect to Eaton's acquisition of Cooper as if the acquisition had occurred on January 1, 2012 and Cooper had been included in Eaton's consolidated results of operations for the year ended December 31, 2012.

2012
Net sales	$21,792
Net income from continuing operations attributable to Eaton ordinary shareholders	1,695
Diluted earnings per share from continuing operations	$3.54
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
Acquisitions and Sales of Other Businesses
In 2012 and 2011, Eaton acquired other businesses and entered into a joint venture in separate transactions. The Consolidated Statements of Income include the results of these businesses from the dates of the transactions or formation. These transactions and the related annual sales prior to acquisition are summarized below:

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

Acquired businesses and joint venture	Date of transaction	Business segment	Annual sales
Gycom Electrical Low-Voltage Power Distribution, Control and Automation	June 1, 2012	Electrical Systems and Services	$24 for 2011
A Swedish electrical low-voltage power distribution, control and automation components business.

E.A. Pedersen Company	December 29, 2011	Electrical Systems and Services	$37 for 2011
A United States manufacturer of medium voltage switchgear, metal-clad switchgear, power control buildings and relay control panels primarily for the electrical utilities industry.

IE Power, Inc.	August 31, 2011	Electrical Systems and Services	$5 for 2010
A Canadian provider of high power inverters for a variety of mission-critical applications including solar, wind and battery energy storage.

E. Begerow GmbH & Co. KG	August 15, 2011	Hydraulics	$84 for 2010
A German system provider of advanced liquid filtration solutions. This business develops and produces technologically innovative filter media and filtration systems for food and beverage, chemical, pharmaceutical and industrial applications.

ACTOM Low Voltage	June 30, 2011	Electrical Systems and Services	$65 for the year ended May 31, 2011
A South African manufacturer and supplier of motor control components, engineered electrical distribution systems and uninterruptible power supply (UPS) systems.

C.I. ESI de Colombia S.A.	June 2, 2011	Electrical Products	$8 for 2010
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
Sale of Aerospace Power Distribution Management Solutions and Integrated Cockpit Solutions
On January 20, 2014, Eaton announced it entered into an agreement to sell the Aerospace Power Distribution Management Solutions and Integrated Cockpit Solutions businesses to Safran for $270. The sale, which was approved by Eaton's Board of Directors, is subject to regulatory approvals and other customary closing conditions. The transaction is expected to close early in the second quarter of 2014.
Sale of Apex Tool Group, LLC
In July 2010, Cooper formed a joint venture, named Apex Tool Group, LLC (Apex), with Danaher Corporation (Danaher). On October 10, 2012, Cooper and Danaher announced they had entered into a definitive agreement to sell Apex to Bain Capital for approximately $1.6 billion subject to post-closing adjustments. On February 1, 2013, the sale of Apex was completed.

Note 3.	ACQUISITION INTEGRATION AND RESTRUCTURING CHARGES
Acquisition Integration Charges and Transaction Costs
Eaton incurs integration charges and transaction costs related to acquired businesses. A summary of these charges follows:

	2013	2012	2011
Acquisition integration charges
Electrical Products	$44	$4	$1
Electrical Systems and Services	37	13	9
Hydraulics	36	16	4
Total business segments	117	33	14
Corporate	37	11	—
Total acquisition integration charges	$154	$44	$14

Transaction costs
Corporate	$8	$106	$—
Financing fees	1	72	—
Total transaction costs	$9	$178	$—

Total acquisition integration charges and transaction costs before income taxes	$163	$222	$14
Total after income taxes	$110	$167	$10
Per ordinary share - diluted	$0.23	$0.48	$0.03
Business segment integration charges in 2013 were related primarily to the integrations of Cooper and Polimer Kaucuk Sanayi ve Pazarlama (SEL). Business segment integration charges in 2012 were related primarily to the integrations of SEL, Jeil Hydraulics, Cooper, and Internormen Technology Group. Business segment integration charges in 2011 were related primarily to the integrations of CopperLogic, Tuthill Coupling Group, Wright Line Holding, EMC Engineers, and Internormen Technology Group. These charges were included in Cost of products sold or Selling and administrative expense, as appropriate.
Corporate integration charges in 2013 and 2012 were related primarily to the acquisition of Cooper. These charges were included in Selling and administrative expense. In Business Segment Information the charges were included in Other corporate expense - net.
Acquisition-related transaction costs, such as investment banking, legal, and other professional fees, and costs associated with change in control agreements, are not included as a component of consideration transferred in an acquisition but are expensed as incurred. Acquisition-related transaction costs in 2013 and 2012 were related to the acquisition of Cooper. These charges were included in Selling and administrative expense, Interest expense - net and Other (income) expense - net. In Business Segment Information the charges were included in Interest expense - net and Other corporate expense - net.
See Note 2 for additional information about business acquisitions.
Restructuring Charges
During the fourth quarter of 2012, Eaton undertook restructuring activities to improve the efficiency of certain businesses. These actions resulted in a charge in the fourth quarter of 2012 of $50, comprised of severance costs totaling $34 and other non-cash expenses totaling $16.
During 2013, Eaton undertook restructuring activities related to the acquisition and integration of Cooper in an effort to gain efficiencies in selling, marketing, traditional back-office functions and manufacturing and distribution. These actions resulted in charges totaling $36, comprised primarily of severance costs, and are included in the table above in acquisition integration charges. These restructuring initiatives are expected to continue through 2015.
Restructuring charges were included in Cost of products sold or Selling and administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment. See Note 14 for additional information about business segments. As of December 31, 2013 and 2012, the liabilities related to these restructuring actions totaled $32 and $34, respectively.

Note 4.	GOODWILL AND OTHER INTANGIBLE ASSETS
A summary of goodwill follows:

	2013	2012
Electrical Products	$7,189	$7,117
Electrical Systems and Services	4,517	4,520
Hydraulics	1,385	1,404
Aerospace	1,048	1,045
Vehicle	356	357
Total goodwill	$14,495	$14,443
The increase in goodwill in 2013 was primarily due to currency translation.
A summary of other intangible assets follows:

	2013		2012
	Historical cost	Accumulated amortization	Historical cost	Accumulated amortization
Intangible assets not subject to amortization (primarily trademarks)	$1,868		$1,865

Intangible assets subject to amortization
Customer relationships	$3,859	$669	$3,838	$428
Patents and technology	1,588	389	1,626	325
Other	1,155	226	1,160	156
Total other intangible assets	$6,602	$1,284	$6,624	$909
Amortization expense related to intangible assets subject to amortization in 2013, and estimated amortization expense for each of the next five years, follows:

2013	$432
2014	428
2015	422
2016	410
2017	399
2018	379
Other Intangible Assets Related to the Acquisition of Cooper
The estimated fair values of other intangible assets acquired in the Cooper transaction and included in the table above were determined using an income valuation approach, which requires a forecast of expected future cash flows either through the use of the relief-from-royalty method or the multi-period excess earnings method. The estimated fair value of these identifiable intangible assets, their estimated useful lives and valuation methodology are as follows:

	Fair value	Useful life	Valuation method
Trade names (indefinite-lived)	$1,410	N/A	Relief-from-royalty
Trade names	638	3-20	Relief-from-royalty
Customer relationships	2,510	13-18	Multi-period excess earnings
Technology	767	4-20	Relief-from-royalty; Multi-period excess earnings
Contract-based	44	9.5	Relief-from-royalty
	$5,369

Note 5.	DEBT
A summary of long-term debt, including the current portion, follows:

	2013	2012
4.90% notes due 2013	$—	$300
5.95% notes due 2014 ($100 converted to floating rate by interest rate swap)	250	250
Floating rate notes due 2014 ($300 converted to fixed rate by interest rate swap)	300	300
5.45% debentures due 2015	300	300
4.65% notes due 2015	100	100
0.95% senior notes due 2015	600	600
2.375% debentures due 2016	240	250
5.30% notes due 2017 ($150 converted to floating rate by interest rate swap)	250	250
6.10% debentures due 2017	289	300
1.50% senior notes due 2017 ($450 converted to floating rate by interest rate swap)	1,000	1,000
5.60% notes due 2018 ($415 converted to floating rate by interest rate swap)	450	450
4.215% Japanese Yen notes due 2018	95	116
6.95% notes due 2019 ($300 converted to floating rate by interest rate swap)	300	300
3.875% debentures due 2020 ($150 converted to floating rate by interest rate swap)	239	250
3.47% notes due 2021 ($150 converted to floating rate by interest rate swap)	300	300
8.10% debentures due 2022	100	100
2.75% senior notes due 2022 ($1,100 converted to floating rate by interest rate swap)	1,600	1,600
3.68% notes due 2023 ($150 converted to floating rate by interest rate swap)	300	300
6.50% debentures due 2025	145	145
7.65% debentures due 2029 ($50 converted to floating rate by interest rate swap)	200	200
4.00% senior notes due 2032	700	700
5.45% debentures due 2034 ($25 converted to floating rate by interest rate swap)	136	140
5.80% notes due 2037	240	240
4.15% senior notes due 2042	1,000	1,000
5.25% to 12.5% notes (maturities ranging from 2013 to 2035, including $50 converted to floating rate by interest rate swap)	249	255
Other	153	333
Total long-term debt	9,536	10,079
Less current portion of long-term debt	(567)	(314)
Long-term debt less current portion	$8,969	$9,765
At December 31, 2013, short-term debt of $13 was comprised entirely of short-term debt outside the United States. Short-term debt of $757 at December 31, 2012 included an outstanding borrowing of $669 on a $6.75 billion, 364-day bridge facility, as described below, $75 of short-term commercial paper in the United States which had a weighted-average interest rate of 0.50%, $9 of other short-term debt in the United States, and $4 of short-term debt outside the United States. Borrowings outside the United States are generally denominated in local currencies. Operations outside the United States had available short-term lines of credit of $2,069 from various banks worldwide at December 31, 2013.
On November 30, 2012, the closing date of the acquisition of Cooper, Eaton borrowed $1,669 on a $6.75 billion, 364-day bridge facility (the Facility) which was obtained on May 21, 2012. The Facility was obtained to finance a portion of the cash paid to acquire Cooper and was available in a single draw on the closing date of the acquisition. Related deferred financing fees totaled $69, of which $68 were amortized in Interest expense - net as of December 31, 2012. On February 1, 2013, Eaton repaid the outstanding balance on the Facility.

On November 20, 2012, Eaton issued senior notes (the Senior Notes) totaling $4,900 to finance the cash portion of the acquisition of Cooper. The Senior Notes are comprised of five tranches which mature in 2015, 2017, 2022, 2032 and 2042, with interest payable semi-annually at a respective rate of 0.95%, 1.50%, 2.75%, 4.00% and 4.15%. Eaton received proceeds totaling $4,853 from the issuance, net of financing costs and nominal discounts. The Senior Notes are fully and unconditionally guaranteed on an unsubordinated, unsecured basis by Eaton and certain of its direct and indirect subsidiaries. The Senior Notes contain an optional redemption provision by which the Company may make an offer to purchase all or any part of the Senior Notes at a purchase price of the greater of (a) 100% of the principal amount of the respective Senior Notes being redeemed, or (b) the sum of the present values of the respective remaining scheduled payments of principal and interest, discounted to the redemption date on a semi-annual basis, plus basis points ranging from 10 to 25 based on the respective Senior Note tranche. The Senior Notes also contain a change of control provision which requires the Company to make an offer to purchase all or any part of the Senior Notes at a purchase price of 101% of the principal amount plus accrued and unpaid interest. At December 31, 2012, capitalized deferred financing fees totaled $40. The capitalized deferred financing fees and nominal discounts are amortized in Interest expense - net over the respective terms of the Senior Notes. The Senior Notes are subject to customary non-financial covenants. On November 14, 2013, the Senior Notes were exchanged for Senior Notes registered under the Securities Act of 1933. See Note 15 for additional information about the Senior Notes.
On June 28, 2012, Eaton received proceeds totaling $600 from the private issuance of $300, 3.47% notes due June 28, 2021 and $300, 3.68% notes due June 28, 2023 (collectively, the Notes). Interest is payable semi-annually. The Notes contain a change of control provision which requires the Company to make an offer to purchase all or any part of the Notes at a purchase price of 100% of the principal amount plus accrued and unpaid interest. The Notes are subject to certain customary covenants and are fully and unconditionally guaranteed on an unsubordinated, unsecured basis by Eaton and certain of its direct and indirect subsidiaries.
On June 14, 2012, Eaton refinanced a $500, three-year revolving credit facility and a $500, five-year revolving credit facility with a $750 three-year revolving credit facility that will expire June 14, 2015 and a $750, five-year revolving credit facility that will expire June 14, 2017, respectively. Eaton also maintains a $500, five-year revolving credit facility that expires in 2016. The 2012 refinancings increased long-term revolving credit facilities from $1,500 to $2,000. The revolving credit facilities are used to support commercial paper borrowings and are fully and unconditionally guaranteed by Eaton and certain of its direct and indirect subsidiaries, including Cooper on an unsubordinated, unsecured basis. There were no borrowings outstanding under Eaton's revolving credit facilities at December 31, 2013 or 2012.
Eaton is in compliance with each of its debt covenants for all periods presented. Eaton Corporation and Cooper each issued guarantees on November 30, 2012 and January 8, 2013, respectively, on all material outstanding debt of the other.
Mandatory maturities of long-term debt for each of the next five years follow:

2014	$567
2015	1,005
2016	250
2017	1,540
2018	582
Interest paid on debt follows:

2013	$294
2012	237
2011	174

Note 6.	RETIREMENT BENEFITS PLANS
Eaton has defined benefits pension plans and other postretirement benefits plans.
Obligations and Funded Status

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
	2013	2012	2013	2012	2013	2012
Funded status
Fair value of plan assets	$2,940	$2,607	$1,432	$1,248	$138	$146
Benefit obligations	(3,625)	(3,817)	(2,127)	(2,017)	(867)	(950)
Funded status	$(685)	$(1,210)	$(695)	$(769)	$(729)	$(804)

Amounts recognized in the Consolidated Balance Sheets
Non-current assets	$44	$—	$86	$72	$—	$—
Current liabilities	(15)	(15)	(30)	(33)	(61)	(62)
Non-current liabilities	(714)	(1,195)	(751)	(808)	(668)	(742)
Total	$(685)	$(1,210)	$(695)	$(769)	$(729)	$(804)

Amounts recognized in Accumulated other comprehensive loss (pretax)
Net actuarial loss	$1,051	$1,618	$515	$550	$190	$269
Prior service cost (credit)	3	1	13	9	(6)	(7)
Other	—	2	—	—	—	—
Total	$1,054	$1,621	$528	$559	$184	$262
Change in Benefit Obligations

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
	2013	2012	2013	2012	2013	2012
Balance at January 1	$3,817	$2,899	$2,017	$1,505	$950	$853
Service cost	128	115	62	50	20	17
Interest cost	147	134	80	77	35	38
Actuarial (gain) loss	(223)	264	21	196	(54)	34
Gross benefits paid	(246)	(132)	(90)	(78)	(103)	(94)
Currency translation	—	—	36	54	(2)	—
Acquisitions	—	536	—	212	—	74
Other	2	1	1	1	21	28
Balance at December 31	$3,625	$3,817	$2,127	$2,017	$867	$950

Accumulated benefit obligation	$3,458	$3,639	$2,003	$1,885

Change in Plan Assets

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
	2013	2012	2013	2012	2013	2012
Balance at January 1	$2,607	$1,664	$1,248	$989	$146	$156
Actual return on plan assets	383	293	118	86	15	13
Employer contributions	196	311	145	102	59	43
Gross benefits paid	(246)	(132)	(90)	(78)	(103)	(94)
Currency translation	—	—	15	39	—	—
Acquisitions	—	471	—	128	—	—
Other	—	—	(4)	(18)	21	28
Balance at December 31	$2,940	$2,607	$1,432	$1,248	$138	$146
The components of pension plans with an accumulated benefit obligation in excess of plan assets at December 31 follow:

	United States pension liabilities		Non-United States pension liabilities
	2013	2012	2013	2012
Projected benefit obligation	$3,166	$3,817	$1,411	$1,412
Accumulated benefit obligation	2,999	3,639	1,349	1,307
Fair value of plan assets	2,437	2,607	635	657
Changes in pension and other postretirement benefit liabilities recognized in Accumulated other comprehensive loss follow:

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
	2013	2012	2013	2012	2013	2012
Balance at January 1	$1,621	$1,602	$559	$358	$262	$248
Prior service cost arising during the year	2	1	4	—	—	—
Net (gain) loss arising during the year	(381)	154	(12)	205	(63)	27
Currency translation	—	—	6	15	(1)	—
Less amounts included in expense during the year	(186)	(138)	(29)	(19)	(14)	(13)
Other	(2)	2	—	—	—	—
Net change for the year	(567)	19	(31)	201	(78)	14
Balance at December 31	$1,054	$1,621	$528	$559	$184	$262
Benefits Expense

	United States pension benefit expense			Non-United States pension benefit expense			Other postretirement benefits expense
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Service cost	$128	$115	$93	$62	$50	$48	$20	$17	$15
Interest cost	147	134	132	80	77	78	35	38	41
Expected return on plan assets	(226)	(183)	(164)	(85)	(77)	(70)	(6)	(6)	—
Amortization	133	118	75	27	15	13	14	13	12
	182	184	136	84	65	69	63	62	68
Curtailment loss	—	—	—	1	1	1	—	—	—
Settlement loss	53	20	17	1	3	4	—	—	—
Total expense	$235	$204	$153	$86	$69	$74	$63	$62	$68

The estimated pretax net amounts that will be recognized from Accumulated other comprehensive loss into net periodic benefit cost in 2014 follow:

	United States pension liabilities	Non-United States pension liabilities	Other postretirement liabilities
Actuarial loss	$155	$26	$9
Prior service cost (credit)	—	1	(2)
Total	$155	$27	$7
Retirement Benefits Plans Assumptions
Pension Plans

	United States pension plans			Non-United States pension plans
	2013	2012	2011	2013	2012	2011
Assumptions used to determine benefit obligation at year-end
Discount rate	4.67%	3.97%	4.70%	4.20%	4.17%	5.12%
Rate of compensation increase	3.16%	3.16%	3.15%	3.12%	3.09%	3.62%

Assumptions used to determine expense
Discount rate	3.97%	4.70%	5.50%	4.17%	5.12%	5.40%
Expected long-term return on plan assets	8.45%	8.50%	8.50%	6.92%	7.10%	7.17%
Rate of compensation increase	3.16%	3.15%	3.61%	3.09%	3.62%	3.63%
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
Other Postretirement Benefits Plans
Substantially all of the obligation for other postretirement benefits plans relates to United States plans. Assumptions used to determine other postretirement benefits obligations and expense follow:

	Other postretirement benefits plans
	2013	2012	2011
Assumptions used to determine benefit obligation at year-end
Discount rate	4.48%	3.79%	4.60%
Health care cost trend rate assumed for next year	6.64%	6.96%	7.60%
Ultimate health care cost trend rate	4.77%	4.53%	4.50%
Year ultimate health care cost trend rate is achieved	2023	2022	2020

Assumptions used to determine expense
Discount rate	3.79%	4.60%	5.20%
Initial health care cost trend rate	6.96%	7.60%	8.10%
Ultimate health care cost trend rate	4.53%	4.50%	4.50%
Year ultimate health care cost trend rate is achieved	2022	2020	2020
Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plans. A 1-percentage point change in the assumed health care cost trend rates would have the following effects:

	1% increase	1% decrease
Effect on total service and interest cost	$1	$(1)
Effect on other postretirement liabilities	21	(19)

Employer Contributions to Retirement Benefits Plans
Contributions to pension plans that Eaton expects to make in 2014, and made in 2013, 2012 and 2011, follow:

	2014	2013	2012	2011
United States plans	$254	$196	$311	$264
Non-United States plans	108	145	102	108
Total contributions	$362	$341	$413	$372
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

	Estimated United States pension payments	Estimated non-United States pension payments	Estimated other postretirement benefit payments
			Gross	Medicare prescription drug subsidy
2014	$314	$91	$93	$(6)
2015	256	92	86	(6)
2016	273	94	82	(6)
2017	277	99	78	(5)
2018	283	101	74	(4)
2019 - 2023	1,499	545	316	(13)
Pension Plan Assets
Investment policies and strategies are developed on a country specific basis. The United States plans, representing 67% of worldwide pension assets, and the United Kingdom plans representing 26% of worldwide pension assets, are invested primarily for growth, as the majority of the assets are in plans with active participants and ongoing accruals. In general, the plans have their primary allocation to diversified, global equities, primarily through index funds in the form of common collective trusts. The United States plans' target allocation is 36% United States equities, 32% non-United States equities, 7% real estate (primarily equity of real estate investment trusts) and 25% debt securities and other, including cash equivalents. The United Kingdom plans' target asset allocations are 57% equities and the remainder in debt securities and real estate investments. The equity risk for the plans is managed through broad geographic diversification and diversification across industries and levels of market capitalization. The majority of debt allocations for these plans are longer duration government and corporate debt. The United States pension plans are authorized to use derivatives to achieve more economically desired market exposures and to use futures, swaps and options to gain or hedge exposures.
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
Fair Value Measurements
Financial instruments included in pension and other postretirement benefits plan assets are categorized into a fair value hierarchy of three levels, based on the degree of subjectivity inherent in the valuation methodology as follows:

Level 1 -	Quoted prices (unadjusted) for identical assets in active markets.

Level 2 -	Quoted prices for similar assets in active markets, and inputs that are observable for the asset, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 -	Unobservable prices or inputs.
Pension Plans
A summary of the fair value of pension plan assets at December 31, 2013 and 2012, follows:

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
2013
Common collective trusts
Non-United States equity and global equities	$1,453	$—	$1,453	$—
United States equity	1,153	—	1,153	—
Fixed income	609	—	609	—
Long duration funds	63	—	63	—
Exchange traded funds	64	—	64	—
Fixed income securities	274	—	274	—
United States treasuries	63	63	—	—
Real estate securities	220	214	—	6
Equity securities	141	141	—	—
Cash equivalents	187	6	181	—
Exchange traded funds	47	47	—	—
Other	98	—	4	94
Total pension plan assets	$4,372	$471	$3,801	$100

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
2012
Common collective trusts
Non-United States equity and global equities	$1,313	$—	$1,313	$—
United States equity	978	—	978	—
Fixed income	538	—	538	—
Long duration funds	61	—	61	—
Exchange traded funds	43	—	43	—
Fixed income securities	331	—	331	—
United States treasuries	143	143	—	—
Real estate securities	124	119	—	5
Equity securities	104	104	—	—
Cash equivalents	140	7	133	—
Exchange traded funds	40	40	—	—
Other	40	3	1	36
Total pension plan assets	$3,855	$416	$3,398	$41

Other Postretirement Benefits Plans
A summary of the fair value of other postretirement benefits plan assets at December 31, 2013 and 2012, follows:

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
2013
Common collective trusts
Global equities	$70	$—	$70	$—
Fixed income securities	29	—	29	—
United States treasuries	38	38	—	—
Cash equivalents	1	1	—	—
Total other postretirement benefits plan assets	$138	$39	$99	$—

2012
Common collective trusts
Global equities	$75	$—	$75	$—
Fixed income securities	29	—	29	—
United States treasuries	38	38	—	—
Cash equivalents	4	4	—	—
Total other postretirement benefits plan assets	$146	$42	$104	$—
Valuation Methodologies
Following is a description of the valuation methodologies used for pension and other postretirement benefits plan assets measured at fair value. There have been no changes in the methodologies used at December 31, 2013 and 2012.
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
Fixed income securities - These securities consist of publicly traded United States and non-United States fixed interest obligations (principally corporate and government bonds and debentures). The fair value of corporate and government debt securities is determined through third-party pricing models that consider various assumptions, including time value, yield curves, credit ratings, and current market prices. The Company verifies the results of trustees or custodians and evaluates the pricing classification of these securities by performing analyses using other third-party sources.
United States treasuries - Valued at the closing price of each security.
Real estate and equity securities - These securities consist of direct investments in the stock of publicly traded companies. Such investments are valued based on the closing price reported in an active market on which the individual securities are traded. As such, the direct investments are classified as Level 1.
Cash equivalents - Primarily certificates of deposit, commercial paper, and repurchase agreements.
Exchange traded funds - Valued at the closing price of the exchange traded fund's shares.
Other - Primarily insurance contracts for international plans and also futures contracts and over-the-counter options. These investments are valued based on the closing prices of future contracts or indices as available on the Bloomberg or similar service, and private equity investments.
For additional information regarding fair value measurements, see Note 11.

Defined Contribution Plans
The Company has various defined contribution benefit plans, primarily consisting of the plans in the United States. The total contributions related to these plans are charged to expense and were as follows:

2013	$121
2012	74
2011	65

Note 7.	COMMITMENTS AND CONTINGENCIES
Legal Contingencies
Eaton is subject to a broad range of claims, administrative and legal proceedings such as lawsuits that relate to contractual allegations, tax audits, patent infringement, personal injuries (including asbestos claims), antitrust matters, and employment-related matters. Although it is not possible to predict with certainty the outcome or cost of these matters, the Company believes they will not have a material effect on the consolidated financial statements.
In December 2010, a Brazilian court held that a judgment obtained by a Brazilian company, Raysul, against another Brazilian company, Saturnia, which was sold by Eaton in 2006, could be enforced against Eaton Ltda. This judgment is based on an alleged violation of an agency agreement between Raysul and Saturnia. At December 31, 2013, the Company has a total accrual of 76 Brazilian Reais related to this matter ($32 based on current exchange rates), comprised of 60 Brazilian Reais recognized in the fourth quarter of 2010 ($25 based on current exchange rates) with an additional 16 Brazilian Reais recognized through December 31, 2013 ($7 based on current exchange rates) due to subsequent accruals for interest and inflation. In 2010, Eaton filed motions for clarification with the Brazilian court of appeals which were denied on April 6, 2011. Eaton Holding and Eaton Ltda. filed appeals on various issues to the Superior Court of Justice in Brasilia. In April 2013, the Superior Court of Justice ruled in favor of Raysul. Additional motions for clarification have been filed with the Superior Court of Justice in Brasilia and an additional appeal is being considered. The Company expects that any sum it may be required to pay in connection with this matter will not exceed the amount of the recorded liability.
On October 5, 2006, ZF Meritor LLC and Meritor Transmission Corporation (collectively, Meritor) filed an action against Eaton in the United States District Court for Delaware. The action sought damages, which would be trebled under United States antitrust laws, as well as injunctive relief and costs. The suit alleged that Eaton engaged in anti-competitive conduct against Meritor in the sale of heavy-duty truck transmissions in North America. Following a four week trial on liability only, on October 8, 2009, the jury returned a verdict in favor of Meritor. Eaton firmly believes that it competes fairly and honestly for business in the marketplace, and that at no time did it act in an anti-competitive manner. During an earlier stage in the case, the judge concluded that damage estimates contained in a report filed by Meritor were not based on reliable data and the report was specifically excluded from the case. On November 3, 2009, Eaton filed a motion for judgment as a matter of law and to set aside the verdict. That motion was denied on March 10, 2011. On March 14, 2011, Eaton filed a motion for entry of final judgment of liability, zero damages and no injunctive relief. That motion was denied on June 9, 2011. On August 19, 2011, the Court entered final judgment of liability but awarded zero damages to plaintiffs. The Court also entered an injunction prohibiting Eaton from offering rebates or other incentives based on purchasing targets but stayed the injunction pending appeal. Eaton appealed the liability finding and the injunction to the Third Circuit Court of Appeals. Meritor cross-appealed the finding of zero damages. On September 28, 2012, the Third Circuit Court of Appeals affirmed the District Court's denial of Eaton's motion for judgment as a matter of law, and let stand the jury verdict in favor of Meritor. The Third Circuit Court of Appeals also ruled that the plaintiffs' damages report was properly excluded, but reversed the judgment of zero damages and ordered that the District Court must allow plaintiffs a limited opportunity to amend the damages report, which could be re-considered for reliability and admissibility. Injunctive relief also was vacated. On remand to the District Court, plaintiffs submitted an amended damages report in which their expert opined that damages range between $475 and $800. On December 20, 2013, the District Court ruled that the plaintiffs' damages expert could testify at trial and be subjected to cross-examination. The District Court held a status conference on January 14, 2014 at which it stated that a damages trial will be scheduled in 2014. Eaton's damages expert opined that damages are zero. An estimate of any potential loss related to this action cannot be made at this time.

Frisby Corporation, now known as Triumph Actuation Systems, LLC, and other claimants (collectively, the Frisby Parties) asserted claims alleging, among other things, unfair competition, defamation, malicious prosecution, deprivation of civil rights, and antitrust in the Hinds County Circuit Court of Mississippi in 2004 and in the Federal District Court of North Carolina in 2011. Eaton had asserted claims against the Frisby Parties regarding improper use of trade secrets and these claims were dismissed by the Hinds County Circuit Court. On September 25, 2013, the Mississippi Supreme Court issued an order that stayed all proceedings in the Hinds County Circuit Court pending further order of the Mississippi Supreme Court. On November 21, 2013, the Mississippi Supreme Court upheld the dismissal of Eaton's claims but did not lift the stay on all proceedings in the Hinds County Circuit Court. Prior to the stay, the Frisby Parties submitted various expert damage designations related to their claims to the Hinds County Circuit Court, claiming damages of at least $376. Eaton disputes liability to the Frisby Parties and Eaton's experts dispute the amount of damages claimed by the experts for the Frisby Parties. An estimate of any potential loss related to this action cannot be made at this time.
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
Eaton is involved in remedial response and voluntary environmental remediation at a number of sites, including certain of its currently-owned or formerly-owned plants. The Company has also been named a potentially responsible party under the United States federal Superfund law, or the state equivalents thereof, at a number of disposal sites. The Company became involved in these sites through the Company's voluntary decision, in connection with business acquisitions, or as a result of government action. At the end of 2013, the Company was involved with a total of 149 sites worldwide, including the Superfund sites mentioned above, with none of these sites being individually significant to the Company.
Remediation activities, generally involving soil and/or groundwater contamination, include pre-cleanup activities such as fact finding and investigation, risk assessment, feasibility study, design and action planning, performance (where actions may range from monitoring, to removal of contaminants, to installation of longer-term remediation systems), and operation and maintenance of a remediation system. The extent of expected remediation activities and costs varies by site. A number of factors affect the cost of environmental remediation, including the number of parties involved at a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing advancement of remediation technology. Taking these factors into account, Eaton has estimated the costs of remediation, which will be paid over a period of years. The Company accrues an amount on an undiscounted basis, consistent with the estimates of these costs when it is probable that a liability has been incurred. Actual results may differ from these estimates. At December 31, 2013 and 2012, the Company had an accrual totaling $149 and $158, respectively, for these costs.
Based upon Eaton's analysis and subject to the difficulty in estimating these future costs, the Company expects that any sum it may be required to pay in connection with environmental matters is not reasonably possible to exceed the recorded liability by an amount that would have a material effect on its financial position, results of operations or cash flows.
Warranty Accruals
A summary of the current and long-term warranty accruals follows:

	2013	2012	2011
Balance at January 1	$185	$158	$153
Provision	107	85	98
Settled	(99)	(84)	(94)
Other	(4)	26	1
Balance at December 31	$189	$185	$158

At December 31, 2012, amounts included in Other and related to the acquisition of Cooper total $24. For additional information about acquisitions of businesses, see Note 2.

Lease Commitments
Eaton leases certain real properties and equipment. A summary of minimum rental commitments at December 31, 2013 under noncancelable operating leases, which expire at various dates and in most cases contain renewal options, for each of the next five years and thereafter in the aggregate, follow:

2014	$185
2015	144
2016	100
2017	72
2018	57
Thereafter	92
Total noncancelable lease commitments	$650
A summary of rental expense follows:

2013	$241
2012	199
2011	194

Note 8.	INCOME TAXES
Eaton Corporation plc is domiciled in Ireland. Income before income taxes and income tax expense are summarized below based on the geographic location of the operation to which such earnings and income taxes are attributable. Certain Eaton operations which are located outside the United States are subject to both United States as well as the income tax regulations of the country in which the operations are located. As a result, income before tax by location and the components of income tax expense by taxing jurisdiction are not directly related. For purposes of this note, Puerto Rico is classified in Foreign - other since Puerto Rico is not part of the United States corporate tax system.

	Income before income taxes
	2013	2012	2011
Ireland	$184	$—	$—
Foreign	1,700	1,251	1,553
Total income before income taxes	$1,884	$1,251	$1,553

	Income tax expense (benefit)
	2013	2012	2011
Current
Ireland	$17	$—	$—
United States
Federal	89	1	85
State and local	7	5	2
Foreign - other	244	130	186
Total current income tax expense	357	136	273

Deferred
Ireland	—	—	—
United States
Federal	(295)	39	(2)
State and local	(23)	2	8
Foreign - other	(28)	(146)	(78)
Total deferred income tax benefit	(346)	(105)	(72)
Total income tax expense	$11	$31	$201

Reconciliations of income taxes from the Ireland national statutory rate of 25% in 2013, and the United States federal statutory rate of 35% in 2012 and 2011, to the consolidated effective income tax rate follow:

	2013	2012	2011
Income taxes at the applicable statutory rate	25.0%	35.0%	35.0%

Ireland tax on trading income	(1.4)%	—%	—%

United States operations
United States income (loss)	(2.8)%	—%	—%
State and local income taxes	(0.5)%	0.6%	0.2%
Deductible dividends	—%	(0.7)%	(0.5)%
Deductible interest	(0.3)%	(0.8)%	(0.5)%
Credit for research activities	(2.0)%	—%	(1.0)%
Impact of U.S. Health Care Reform and Education Reconciliation Act and pre-funding on taxation associated with Medicare Part D	—%	—%	(0.9)%
Other - net	2.1%	2.7%	0.5%

Other foreign operations
United States foreign tax credit	(1.8)%	(12.4)%	(2.3)%
Other foreign operations (earnings taxed at other than the applicable statutory tax rate)	(17.6)%	(14.9)%	(15.5)%
Other foreign operations - other items	0.2%	—%	—%

Worldwide operations
Adjustments to tax liabilities	(1.1)%	(5.7)%	(0.8)%
Adjustments to valuation allowances	0.8%	(1.3)%	(1.3)%
Effective income tax expense rate	0.6%	2.5%	12.9%
During 2013, income tax expense of $11 was recognized (an effective tax rate of 0.6%) compared to $31 for 2012 (an effective tax rate of 2.5%) and $201 for 2011 (an effective tax rate of 12.9%). The lower effective tax rate for 2013, compared to 2012, was primarily attributable to the effects associated with the acquisition of Cooper, along with greater levels of income in lower tax jurisdictions, additional foreign tax credit utilization, and double credit for U.S. research and experimentation activities. On January 2, 2013, the President of the United States signed the American Taxpayer Relief Act of 2012 (the Act) into law. The Act extended certain tax benefits retroactively to January 1, 2012. The extension of the credit for research activities permitted the Company to recognize a total benefit of $39 related to the 2012 and 2013 tax years.
No provision has been made for income taxes on undistributed earnings of U.S. and other foreign subsidiaries of approximately $10.5 billion at December 31, 2013, since it is the Company's intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries. It is not practicable to estimate the additional income taxes and applicable withholding taxes that would be payable on the remittance of such undistributed earnings.
The Company's largest growth areas that require capital are in developing markets. The cash that is permanently reinvested is typically used to expand operations either organically or through acquisitions in such developing markets as well as other mature markets where the Company targets increased market share. Beginning in 2013, the Company's public dividends are funded by the Ireland parent primarily from Non-U.S. operations. The Company's United States operations normally generate cash flow sufficient to satisfy United States operating requirements and service its debt.
Worldwide income tax payments follow:

2013	$272
2012	254
2011	191

Deferred Income Tax Assets and Liabilities
Components of current and long-term deferred income taxes follow:

	2013		2012
	Current assets and liabilities	Long-term assets and liabilities	Current assets and liabilities	Long-term assets and liabilities
Accruals and other adjustments
Employee benefits	$116	$657	$92	$857
Depreciation and amortization	(2)	(2,294)	(3)	(2,793)
Other accruals and adjustments	497	368	495	297
Other items	—	—	—	145
United States federal income tax loss carryforwards	—	—	—	6
United States federal income tax credit carryforwards	—	161	—	156
United States state and local tax loss carryforwards and tax credit carryforwards	—	73	—	71
Other foreign tax loss carryforwards	—	1,708	—	1,591
Other foreign income tax credit carryforwards	—	63	—	67
Valuation allowance for income tax loss and income tax credit carryforwards	—	(1,738)	(61)	(1,521)
Other valuation allowances	(34)	(71)	(7)	(71)
Total deferred income taxes	$577	$(1,073)	$516	$(1,195)
At December 31, 2012, deferred tax liabilities of $49 were included within Other current liabilities.
At the end of 2013, United States federal income tax loss carryforwards and income tax credit carryforwards were available to reduce future United States federal income tax liabilities. These carryforwards and their expiration dates are summarized below:

	2014 through 2018	2019 through 2023	2024 through 2028	2029 through 2033	Not subject to expiration	Valuation allowance
United States federal income tax loss carryforwards	$1	$—	$—	$—	$—	$—
United States federal income tax credit carryforwards	3	70	—	69	19	(51)
United States state and local tax loss carryforwards and tax credit carryforwards with a future tax benefit are also available at the end of 2013. These carryforwards and their expiration dates are summarized below:

	2014 through 2018	2019 through 2023	2024 through 2028	2029 through 2033	Not subject to expiration	Valuation allowance
United States state and local assets for income tax loss carryforwards - net of federal tax effect	$4	$15	$13	$5	$—	$(15)
United States state and local income tax credit carryforwards - net of federal tax effect	11	9	7	3	6	(16)
At December 31, 2013, certain other foreign subsidiaries had tax loss carryforwards and income tax credit carryforwards that are available to offset future taxable income. These carryforwards and their expiration dates are summarized below:

	2014 through 2018	2019 through 2023	2024 through 2028	2029 through 2033	Not subject to expiration	Valuation allowance
Other foreign income tax loss carryforwards	$136	$130	$48	$18	$7,654	$—
Other foreign deferred income tax assets for income tax loss carryforwards	35	32	14	5	1,622	(1,646)
Other foreign income tax credit carryforwards	39	13	2	—	9	(10)

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
Applying the above methodology, valuation allowances have been established for certain deferred income tax assets to the extent they are not expected to be realized within the particular tax carryforward period.
Unrecognized Income Tax Benefits
A summary of gross unrecognized income tax benefits follows:

	2013	2012	2011
Balance at January 1	$444	$236	$224
Increases and decreases as a result of positions taken during prior years
Transfers from valuation allowances	13	—	—
Other increases	7	1	3
Other decreases, including currency translation	(7)	—	(14)
Balances related to acquired businesses	2	177	2
Increases as a result of positions taken during the current year	35	36	31
Decreases relating to settlements with tax authorities	(6)	—	(2)
Decreases as a result of a lapse of the applicable statute of limitations	(9)	(6)	(8)
Balance at December 31	$479	$444	$236
Eaton's long-term policy has been to enter into tax planning strategies only if it is more likely than not that the benefit would be sustained upon audit. For example, the Company does not enter into any of the United States Internal Revenue Service (IRS) Listed Transactions as set forth in Treasury Regulation 1.6011-4.
If all unrecognized tax benefits were recognized, the net impact on the provision for income tax expense would be $371.
As of December 31, 2013 and 2012, Eaton had accrued approximately $114 and $99, respectively, for the payment of worldwide interest and penalties. Eaton recognizes interest and penalties related to unrecognized income tax benefits in the provision for income tax expense. The Company has accrued penalties in jurisdictions where they are automatically applied to any deficiency, regardless of the merit of the position.
The resolution of the majority of Eaton's unrecognized income tax benefits is dependent upon uncontrollable factors such as law changes; the prospect of retroactive regulations; new case law; the willingness of the income tax authority to settle the issue, including the timing thereof; and other factors. Therefore, for the majority of unrecognized income tax benefits, it is not reasonably possible to estimate the increase or decrease in the next 12 months. For each of the unrecognized income tax benefits where it is possible to estimate the increase or decrease in the balance within the next 12 months, the Company estimates tax settlements in the range of $35 to $43.

Eaton or its subsidiaries file income tax returns in Ireland and many countries around the world. The IRS has completed its examination of Eaton Corporation and Includible Subsidiaries United States income tax returns for 2005 and 2006 and has issued a Statutory Notice of Deficiency (Notice) as discussed below. The statute of limitations on these tax years remains open to the extent of the tax assessment until the matter is resolved. The IRS is currently examining the Eaton Corporation and Includible Subsidiaries United States income tax returns for 2007 through 2010. Tax years 2011 through 2013 are still subject to examination by the IRS.
With respect to the pre-acquisition years of Cooper Industries and Includible Subsidiaries, the IRS examination of the United States income tax return for 2010 was completed and settled during 2012 without significant effect on the consolidated financial statements. The statute of limitations remains open for tax year 2010 until September 15, 2014. During 2012, the IRS began its formal examination of the Cooper Industries and Includible Subsidiaries United States income tax return for 2011. The audit was completed and settled during 2013 without significant effect on the consolidated financial statements. The United States statute of limitations remains open for tax year 2011 until September 15, 2015. The final United States income tax return of Cooper Industries and Includible Subsidiaries for the period ended December 21, 2012 is currently under IRS examination. The United States statute of limitations on the final return will be open until September 15, 2016. On December 22, 2012, Cooper Industries and Includible Subsidiaries joined Eaton Corporation and Includible Subsidiaries consolidated United States income tax return for 2012.
Eaton is also under examination for the income tax filings in various states of the United States and in many other foreign jurisdictions. With only a few exceptions, Eaton Corporation and Includible Subsidiaries are no longer subject to income tax examinations from states and localities within the United States for years before 2009. Income tax returns of states and localities within the United States will be reopened to the extent of United States federal income tax adjustments, if any, going back to 2005 when those audit years are finalized. Some states and localities may not limit their assessment to the United States federal adjustments, and may require the opening of the entire tax year. In addition, with only a few exceptions, Cooper Industries and Includible Subsidiaries are no longer subject to United States state and local income tax examinations for years before 2009. With only a few exceptions, the other foreign subsidiaries of both Eaton and Cooper are no longer subject to examinations for years before 2008.
At the end of the fourth quarter of 2011, the IRS issued a Notice for Eaton Corporation and Includible Subsidiaries 2005 and 2006 tax years. The Notice proposes assessments of $75 in additional taxes plus $52 in penalties related primarily to transfer pricing adjustments for products manufactured in the Company's facilities in Puerto Rico and the Dominican Republic and sold to affiliated companies located in the U.S., net of agreed credits and deductions. The Company has set its transfer prices for products sold between these affiliates at the same prices that the Company sells such products to third parties. The Notice was issued despite the IRS having previously recognized the validity of the Company's transfer pricing methodology by entering into two successive Advance Pricing Agreements (APAs) that approved and, in fact, required the application of the Company's transfer pricing methodology for the ten year period of 2001 through 2010. For the years 2001 through 2004, the IRS had previously accepted the transfer pricing methodology related to these APAs after a comprehensive review conducted in two separate audit cycles. On December 16, 2011, immediately prior to the Notice being issued, the IRS sent a letter stating that it was retrospectively canceling the APAs, even though their respective APA terms had already expired.
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

During 2013, the U.S. Tax Court approved the Company’s motion to depose the outside expert hired by the IRS, whose report was the sole basis underlying the Notice. As a result of statements made by the expert during the deposition, the Company determined that the IRS expert either failed to consider or improperly applied the principles of Internal Revenue Code Section 482, including four Treasury Regulations that impacted the expert’s analysis. As a result, the Company filed a motion for partial summary judgment asking the U.S. Tax Court to invalidate the Notice. This motion is currently pending before the U.S. Tax Court. In addition, the IRS filed a separate motion asking the U.S. Tax Court to divide the overall matter into two separate trials, one involving the APA issue and the other involving the transfer pricing issue. The Company is opposed to separating the trials. This motion is also pending before the U.S. Tax Court.
During 2010, Eaton Corporation received a significant tax assessment in Brazil for the tax years 2005 through 2008 that relates to the amortization of certain goodwill generated from the acquisition of third-party businesses and corporate reorganizations. In this jurisdiction, the Company had previously filed and received a favorable tax ruling on the key aspects of the transaction not specifically covered by the plain meaning of the local tax statutes. The ruling request fully disclosed all steps of the transaction. The tax assessment is under review at the second of three administrative appeals levels. The first administrative appeal level made a 50% reduction in assessed penalties. The Company disagrees with the assessment and intends to litigate the matter if it is not resolved at the administrative appeals levels. Multiple outside advisors have stated that Brazilian tax authorities are raising the issue for most clients with similar facts and that the matter is expected to require at least 10 years to resolve. During 2013, the Brazilian tax authorities began an audit of tax years 2009 through 2012. At this time, management believes that final resolution of the assessment will not have a material impact on the consolidated financial statements.

Note 9.	EATON SHAREHOLDERS' EQUITY
There are 750 million Eaton ordinary shares authorized ($0.01 par value per share), 475.1 million and 470.7 million of which were issued and outstanding at December 31, 2013 and 2012, respectively. Eaton's Memorandum and Articles of Association authorized 40 thousand deferred ordinary shares (€1.00 par value per share) and 10 thousand preferred A shares ($1.00 par value per share), all of which were issued and outstanding at December 31, 2013 and 2012, and 10 million serial preferred shares ($0.01 par value per share), none of which were outstanding at December 31, 2013 and 2012. At December 31, 2013, there were 19,538 holders of record of Eaton ordinary shares. Additionally, 28,128 current and former employees were shareholders through participation in the Eaton Savings Plan, Eaton Personal Investment Plan, Eaton Puerto Rico Retirement Savings Plan, and the Cooper Retirement Savings and Stock Ownership Plan.
Eaton Corporation had a common share repurchase program (2007 Program) that authorized the repurchase of 10 million common shares. In 2011, 8.3 million Eaton Corporation common shares were repurchased under the 2007 Program in the open market at a total cost of $343. On September 28, 2011, Eaton Corporation's Board of Directors replaced the 2007 Program with a common share repurchase program (2011 Program) which authorized the purchase of up to 20 million common shares, not to exceed an aggregate purchase price of $1.25 billion. No common shares were purchased under the 2011 Program. On April 24, 2013, the Company's shareholders authorized the Board of Directors to adopt an ordinary share repurchase program (2013 Program) for up to 40 million ordinary shares at prices between 70% and 120% of the closing price of Eaton's ordinary shares on the day of purchase. On October 22, 2013, Eaton's Board of Directors adopted the 2013 Program. The ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. In 2013, no ordinary shares were repurchased under the 2013 Program. In 2012, no common shares were repurchased under the 2011 Program.
Eaton has deferral plans that permit certain employees and directors to defer a portion of their compensation. A trust contains $24 and $12 of ordinary shares and marketable securities, as valued at December 31, 2013 and 2012, respectively, to fund a portion of these liabilities. The marketable securities were included in Other assets and the ordinary shares were included in Shareholders' equity at historical cost.
On February 26, 2014, Eaton's Board of Directors declared a quarterly dividend of $0.49 per ordinary share, payable on March 21, 2014, to shareholders of record at the close of business on March 10, 2014.

Comprehensive Income (Loss)
Comprehensive income (loss) consists primarily of net income, currency translation and related hedging instruments, changes in unrecognized costs of pension and other postretirement benefits, and changes in the effective portion of open derivative contracts designated as cash flow hedges. The following table summarizes the pre-tax and after-tax amounts recognized in Comprehensive income (loss):

	2013		2012		2011
	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Currency translation and related hedging instruments	$(30)	$(28)	$144	$135	$(252)	$(241)

Pensions and other postretirement benefits
Prior service cost arising during the year	(6)	(4)	(1)	(1)	(5)	(4)
Net gain (loss) arising during the year	456	277	(386)	(262)	(648)	(417)
Currency translation	(5)	(4)	(15)	(12)	5	4
Other	2	16	(2)	15	—	(15)
Amortization of actuarial loss and prior service cost reclassified to earnings	229	144	170	108	122	79
	676	429	(234)	(152)	(526)	(353)

Cash flow hedges
Gain (loss) on derivatives designated as cash flow hedges	6	3	10	10	(28)	(21)
Changes in cash flow hedges reclassified to earnings	—	—	7	7	—	(1)
Cash flow hedges, net of reclassification adjustments	6	3	17	17	(28)	(22)
Other comprehensive income (loss) attributable to Eaton ordinary shareholders	$652	$404	$(73)	$—	$(806)	$(616)
The changes in Accumulated other comprehensive (loss) income follow:

	Currency translation and related hedging instruments	Pensions and other postretirement benefits	Cash flow hedges	Total
Balance at December 31, 2012	$(367)	$(1,599)	$2	$(1,964)
Other comprehensive (loss) income before reclassifications	(28)	285	3	260
Amounts reclassified from Accumulated other comprehensive (loss) income	—	144	—	144
Net current-period other comprehensive (loss) income	(28)	429	3	404
Balance at December 31, 2013	$(395)	$(1,170)	$5	$(1,560)

The reclassifications out of Accumulated other comprehensive (loss) income follow:

	December 31, 2013	Consolidated Statements of Income classification
Amortization of defined benefit pension items
Actuarial loss	$(229)	[1]
	(229)
Tax benefit	85
Total, net of tax	(144)

Gains and losses on cash flow hedges
Floating-to-fixed interest rate swaps	(1)	Interest expense - net
Currency exchange contracts	2	Cost of products sold
Commodity contracts	(1)	Cost of products sold
	—
Tax expense	—
Total, net of tax	—

Total reclassifications for the period	$(144)
1 These components of Accumulated other comprehensive loss are included in the computation of net periodic pension cost. See Note 6 for additional information about defined benefit pension items.
Net Income per Ordinary Share
A summary of the calculation of net income per ordinary share attributable to ordinary shareholders follows:

(Shares in millions)	2013	2012	2011
Net income attributable to Eaton ordinary shareholders	$1,861	$1,217	$1,350

Weighted-average number of ordinary shares outstanding - diluted	476.7	350.9	342.8
Less dilutive effect of equity-based compensation	3.2	3.1	4.5
Weighted-average number of ordinary shares outstanding - basic	473.5	347.8	338.3

Net income per ordinary share
Diluted	$3.90	$3.46	$3.93
Basic	3.93	3.54	3.98
In 2013, 2012, and 2011, 0.2 million, 2.2 million, and 1.5 million stock options, respectively, were excluded from the calculation of diluted net income per ordinary share because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive.

Note 10.	EQUITY-BASED COMPENSATION
Restricted Stock Units and Awards
Restricted stock units (RSUs) and restricted stock awards (RSAs) have been issued to certain employees and directors at fair market value at the date of grant. The RSUs entitle the holder to receive one ordinary share for each RSU upon vesting, generally over three or four years. RSAs are issued and outstanding at the time of grant, but remain subject to forfeiture until vested, generally over three or four years. A summary of the RSU and RSA activity for 2013 follows:

(Restricted stock units and awards in millions)	Number of restricted stock units and awards	Weighted-average fair value per unit and award
Non-vested at January 1	3.4	$42.47
Granted	1.5	57.75
Vested	(1.3)	37.71
Forfeited	(0.2)	50.70
Non-vested at December 31	3.4	$51.37
Information related to RSUs and RSAs follows:

	2013	2012	2011
Pretax expense for RSUs and RSAs	$69	$46	$50
After-tax expense for RSUs and RSAs	45	30	32
As of December 31, 2013, total compensation expense not yet recognized related to non-vested RSUs and RSAs was $111, and the weighted-average period in which the expense is expected to be recognized is 2.2 years. Excess tax benefit for equity-based compensation totaled $10 for 2013.
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

	2013	2012	2011
Expected volatility	36%	35%	33%
Expected option life in years	5.5	5.5	5.5
Expected dividend yield	2.0%	2.0%	2.0%
Risk-free interest rate	1.5 to 0.8%	1.0 to 0.9%	2.2% to 1.4%
Weighted-average fair value of stock options granted	$17.49	$14.08	$14.56

A summary of stock option activity follows:

(Options in millions)	Weighted-average price per option	Options	Weighted-average remaining contractual life in years	Aggregate intrinsic value
Outstanding at January 1, 2013	$39.45	10.8
Granted	63.15	0.8
Exercised	35.76	(3.6)
Forfeited and canceled	50.76	(0.1)
Outstanding at December 31, 2013	$43.43	7.9	4.4	$259

Exercisable at December 31, 2013	$40.05	6.4	3.4	$232
Reserved for future grants at December 31, 2013		17.7
The aggregate intrinsic value in the table above represents the total excess of the $76.12 closing price of Eaton ordinary shares on the last trading day of 2013 over the exercise price of the stock option, multiplied by the related number of options outstanding and exercisable. The aggregate intrinsic value is not recognized for financial accounting purposes and the value changes based on the daily changes in the fair market value of the Company's ordinary shares.
Information related to stock options follows:

	2013	2012	2011
Pretax expense for stock options	$11	$7	$5
After-tax expense for stock options	7	5	4
Proceeds from stock options exercised	121	95	71
Income tax benefit related to stock options exercised
Tax benefit classified in operating activities in the Consolidated Statements of Cash Flows	3	5	13
Excess tax benefit classified in financing activities in the Consolidated Statements of Cash Flows	22	13	33
Intrinsic value of stock options exercised	102	60	62
Total fair value of stock options vesting	$11	$7	$5

Stock options exercised, in millions of options	3.565	3.099	2.541
As of December 31, 2013, total compensation expense not yet recognized related to non-vested stock options was $14, and the weighted-average period in which the expense is expected to be recognized is 2 years.

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

A summary of financial instruments recognized at fair value, and the fair value measurements used, follows:

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
2013
Cash	$915	$915	$—	$—
Short-term investments	794	794	—	—
Net derivative contracts	(35)	—	(35)	—
Long-term debt converted to floating interest rates by interest rate swaps - net	(39)	—	(39)	—

2012
Cash	$577	$577	$—	$—
Short-term investments	527	527	—	—
Net derivative contracts	83	—	83	—
Long-term debt converted to floating interest rates by interest rate swaps - net	87	—	87	—
Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities. No financial instruments were recognized using unobservable inputs.
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $9,536 and fair value of $9,665 at December 31, 2013 compared to $10,079 and $10,796, respectively, at December 31, 2012. The fair value of Eaton's debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and is considered a Level 2 fair value measurement.
Short-Term Investments
Eaton invests excess cash generated from operations in short-term marketable investments. For those investments classified as “available-for-sale”, Eaton marks these investments to fair value with the offset recognized in Accumulated other comprehensive loss. A summary of the carrying value of short-term investments follows:

	2013	2012
Time deposits, certificate of deposits and demand deposits with banks	$279	$293
Money market investments	512	228
Other	3	6
Total short-term investments	$794	$527

Note 12.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
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
Eaton uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against foreign currency exposure (net investment hedges). Foreign currency denominated debt designated as non-derivative net investment hedging instruments was $95 and $116 at December 31, 2013 and 2012, respectively. See Note 5 for additional information about debt.
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
A summary of interest rate swaps outstanding at December 31, 2013, follows:
Fixed-to-Floating Interest Rate Swaps

Notional amount	Fixed interest rate received	Floating interest rate paid	Basis for contracted floating interest rate paid
$100	5.95%	2.98%	6 month LIBOR + 2.60%
150	5.30%	4.43%	1 month LIBOR + 4.26%
450	1.50%	0.62%	1 month LIBOR + 0.45%
415	5.60%	3.54%	6 month LIBOR + 3.18%
300	6.95%	5.32%	3 month LIBOR + 5.07%
25	8.875%	4.26%	6 month LIBOR + 3.84%
150	3.875%	2.29%	1 month LIBOR + 2.12%
150	3.47%	2.01%	1 month LIBOR + 1.84%
1,100	2.75%	0.71%	1 month LIBOR + 0.54%
150	3.68%	1.22%	1 month LIBOR + 1.06%
25	7.625%	2.84%	6 month LIBOR + 2.48%
50	7.65%	2.92%	6 month LIBOR + 2.57%
25	5.45%	0.64%	6 month LIBOR + 0.28%

Floating-to-Fixed Interest Rate Swaps

Notional amount	Floating interest rate received	Fixed interest rate paid	Basis for contracted floating interest rate received
$300	0.24%	0.76%	3 month LIBOR
Derivative Financial Statement Impacts
The fair value of derivative financial instruments recognized in the Consolidated Balance Sheets follows:

	Notional amount	Other current assets	Other long-term assets	Other current liabilities	Other long-term liabilities	Type of hedge	Term
December 31, 2013
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$3,090	$1	$36	$—	$76	Fair value	3 months to 20 years
Floating-to-fixed interest rate swaps	300	—	—	1	—	Cash flow	6 months
Currency exchange contracts	393	12	—	3	—	Cash flow	12 to 36 months
Commodity contracts	1	—	—	—	—	Cash flow	12 months
Total		$13	$36	$4	$76

Derivatives not designated as hedges
Currency exchange contracts	$4,277	$22		$26			12 months
Total		$22		$26

December 31, 2012
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$1,290	$2	$85	$—	$—	Fair value	6 months to 21 years
Floating-to-fixed interest rate swaps	300	—	—	—	2	Cash flow	1 year
Currency exchange contracts	451	9	—	4	—	Cash flow	12 to 36 months
Commodity contracts	17	—	—	—	—	Cash flow	12 months
Total		$11	$85	$4	$2

Derivatives not designated as hedges
Currency exchange contracts	$4,997	$23		$31			12 months
Commodity contracts	19	1		—			12 months
Total		$24		$31
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

Amounts recognized in Accumulated other comprehensive loss follow:

	2013		2012
	Gain (loss) recognized in Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) recognized in Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
Derivatives designated as cash flow hedges
Floating-to-fixed interest rate swaps	$—	$(1)	$(3)	$(1)
Currency exchange contracts	6	2	12	1
Commodity contracts	—	(1)	1	(7)
Total	$6	$—	$10	$(7)
Gains and losses reclassified from Accumulated other comprehensive loss to the Consolidated Statements of Income were recognized in Cost of products sold and Interest expense - net.
Amounts recognized in net income follow:

	2013	2012
Derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps	$(126)	$21
Related long-term debt converted to floating interest rates by interest rate swaps	126	(21)
	$—	$—
Gains and losses described above were recognized in Interest expense - net.

Note 13.	ACCOUNTS RECEIVABLE AND INVENTORY
Accounts Receivable
Eaton performs ongoing credit evaluation of its customers and maintains sufficient allowances for potential credit losses. The Company evaluates the collectability of its accounts receivable based on the length of time the receivable is past due and any anticipated future write-off based on historic experience. Accounts receivable balances are written off against an allowance for doubtful accounts after a final determination of uncollectability has been made. Accounts receivable are net of an allowance for doubtful accounts of $79 and $85 at December 31, 2013 and 2012, respectively.
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
The components of inventory follow:

	2013	2012
Raw materials	$955	$915
Work-in-process	428	423
Finished goods	1,115	1,131
Inventory at FIFO	2,498	2,469
Excess of FIFO over LIFO cost	(116)	(133)
Total inventory	$2,382	$2,336
Inventory at FIFO accounted for using the LIFO method was 45% and 43% at the end of 2013 and 2012, respectively.

Note 14.	BUSINESS SEGMENT AND GEOGRAPHIC REGION INFORMATION
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance. Eaton’s segments are as follows:
Electrical Products and Electrical Systems and Services
The Electrical Products segment consists of electrical components, industrial components, residential products, single phase power quality, emergency lighting, fire detection, wiring devices, structural support systems, circuit protection, and lighting products. The Electrical Systems and Services segment consists of power distribution and assemblies, three phase power quality, hazardous duty electrical equipment, intrinsically safe explosion-proof instrumentation, utility power distribution, power reliability equipment, and services. The principal markets for these segments are industrial, institutional, governmental, utility, commercial, residential and information technology. These products are used wherever there is a demand for electrical power in commercial buildings, data centers, residences, apartment and office buildings, hospitals, factories, and utilities. The segments share several common global customers, but a large number of customers are located regionally. Sales are made directly to original equipment manufacturers, utilities, and certain other end users, as well as through distributors, resellers, and manufacturers' representatives.
Hydraulics
The Hydraulics segment is a global leader in hydraulics components, systems and services for industrial and mobile equipment. Eaton offers a wide range of power products including pumps, motors and hydraulic power units; a broad range of controls and sensing products including valves, cylinders and electronic controls; a full range of fluid conveyance products including industrial and hydraulic hose, fittings, and assemblies, thermoplastic hose and tubing, couplings, connectors, and assembly equipment; filtration systems solutions; heavy-duty drum and disc brakes; and golf grips. The principal markets for the Hydraulics segment include oil and gas, renewable energy, marine, agriculture, construction, mining, forestry, utility, material handling, truck and bus, machine tools, molding, primary metals, and power generation. Key manufacturing customers in these markets and other customers are located globally. Products are sold and serviced through a variety of channels.
Aerospace
The Aerospace segment is a leading global supplier of aerospace fuel, hydraulics, and pneumatic systems for commercial and military use. Products include hydraulic power generation systems for aerospace applications including pumps, motors, hydraulic power units, hose and fittings, electro-hydraulic pumps and power and load management systems; controls and sensing products including valves, cylinders, electronic controls, electromechanical actuators, sensors, displays and panels, aircraft flap and slat systems and nose wheel steering systems; fluid conveyance products, including hose, thermoplastic tubing, fittings, adapters, couplings, sealing and ducting; and fuel systems including fuel pumps, sensors, valves, adapters and regulators. The principal markets for the Aerospace segment are manufacturers of commercial and military aircraft and related after-market customers. These manufacturers and other customers operate globally. Products are sold and serviced through a variety of channels.
Vehicle
The Vehicle segment is a leader in the design, manufacture, marketing, and supply of drivetrain and powertrain systems and critical components that reduce emissions and improve fuel economy, stability, performance, and safety of cars, light trucks and commercial vehicles. Products include transmissions, clutches, hybrid power systems, superchargers, engine valves and valve actuation systems, cylinder heads, locking and limited slip differentials, transmission and engine controls, fuel vapor components, compressor control clutches for mobile refrigeration, fluid connectors and hoses for air conditioning and power steering, underhood plastic components, fluid conveyance products including, hose, thermoplastic tubing, fittings, adapters, couplings and sealing products for the global vehicle industry. The principal markets for the Vehicle segment are original equipment manufacturers and aftermarket customers of heavy-, medium-, and light-duty trucks, SUVs, CUVs, passenger cars and agricultural equipment.
Other Information
No single customer represented greater than 10% of net sales in 2013, 2012 or 2011, respectively.
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
Business Segment Information

	2013	2012	2011
Net sales
Electrical Products	$7,026	$3,846	$3,619
Electrical Systems and Services	6,430	3,872	3,557
Hydraulics	2,981	2,960	2,835
Aerospace	1,774	1,719	1,648
Vehicle	3,835	3,914	4,390
Total net sales	$22,046	$16,311	$16,049

Segment operating profit
Electrical Products	$1,090	$640	$531
Electrical Systems and Services	889	424	352
Hydraulics	355	369	438
Aerospace	252	213	244
Vehicle	592	570	695
Total segment operating profit	3,178	2,216	2,260

Corporate
Amortization of intangible assets	(437)	(195)	(190)
Interest expense - net	(271)	(208)	(118)
Pension and other postretirement benefits expense	(183)	(162)	(142)
Inventory step-up adjustment	(34)	(42)	(5)
Other corporate expense - net	(369)	(358)	(252)
Income before income taxes	1,884	1,251	1,553
Income tax expense	11	31	201
Net income	1,873	1,220	1,352
Less net income for noncontrolling interests	(12)	(3)	(2)
Net income attributable to Eaton ordinary shareholders	$1,861	$1,217	$1,350
Business segment operating profit was reduced by acquisition integration charges as follows:

	2013	2012	2011
Electrical Products	$44	$4	$1
Electrical Systems and Services	37	13	9
Hydraulics	36	16	4
Total	$117	$33	$14
Corporate acquisition integration charges totaled $37 and $11 in 2013 and 2012, respectively. Corporate acquisition integration charges related primarily to the acquisition of Cooper and are included above in Other corporate expense - net.
Acquisition-related transaction costs, such as investment banking, legal and other professional fees, and costs associated with change in control agreements, are included above in Interest expense - net and Other corporate expense - net. These charges totaled $9 and $178 in 2013 and 2012, respectively. There were no significant Corporate acquisition-related transition costs in 2011. See Note 3 for additional information about acquisition integration charges and transaction costs.

	2013	2012	2011
Identifiable assets
Electrical Products	$3,204	$3,338	$1,653
Electrical Systems and Services	2,683	2,408	1,242
Hydraulics	1,362	1,426	1,265
Aerospace	852	806	754
Vehicle	1,716	1,698	1,783
Total identifiable assets	9,817	9,676	6,697
Goodwill	14,495	14,443	5,537
Other intangible assets	7,186	7,580	2,192
Corporate	3,993	4,111	3,447
Total assets	$35,491	$35,810	$17,873

Capital expenditures for property, plant and equipment
Electrical Products	$152	$108	$76
Electrical Systems and Services	113	47	41
Hydraulics	80	60	70
Aerospace	29	27	21
Vehicle	161	148	172
Total	535	390	380
Corporate	79	203	188
Total expenditures for property, plant and equipment	$614	$593	$568

Depreciation of property, plant and equipment
Electrical Products	$151	$78	$74
Electrical Systems and Services	86	42	37
Hydraulics	65	61	54
Aerospace	27	26	26
Vehicle	133	136	147
Total	462	343	338
Corporate	54	38	29
Total depreciation of property, plant and equipment	$516	$381	$367

Geographic Region Information
Net sales are measured based on the geographic destination of sales. Long-lived assets consist of property, plant and equipment - net.

	2013	2012	2011
Net sales
United States	$11,092	$7,789	$7,165
Canada	1,154	918	815
Latin America	2,113	1,588	1,952
Europe	5,112	3,997	4,092
Asia Pacific	2,575	2,019	2,025
Total	$22,046	$16,311	$16,049

Long-lived assets
United States	$1,966	$1,914	$1,227
Canada	28	33	27
Latin America	331	346	247
Europe	856	845	649
Asia Pacific	652	648	452
Total	$3,833	$3,786	$2,602

Note 15.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
On November 20, 2012, Eaton Corporation issued senior notes (the "Senior Notes") totaling $4,900 to finance part of the cash portion of the acquisition of Cooper. See Note 5 for additional information related to these Senior Notes. Eaton and certain other of Eaton's principal 100% owned subsidiaries (the "Guarantors") fully and unconditionally guaranteed (subject, in the case of the Guarantors, other than Eaton, to customary release provisions as described below), on a joint and several basis, the Senior Notes. The following condensed consolidating financial statements are included so that separate financial statements of Eaton, Eaton Corporation and each of the Guarantors are not required to be filed with the Securities and Exchange Commission. The consolidating adjustments primarily relate to eliminations of investments in subsidiaries and intercompany balances and transactions. The condensed consolidating financial statements present investments in subsidiaries using the equity method of accounting.
The guarantee of a Guarantor that is not a parent of the issuer will be automatically and unconditionally released and discharged in the event of any sale of the Guarantor or of all or substantially all of its assets, or in connection with the release or termination of the Guarantor as a guarantor under all other U.S. debt securities or U.S. syndicated credit facilities, subject to limitations set forth in the indenture. The guarantee of a Guarantor that is a direct or indirect parent of the issuer will only be automatically and unconditionally released and discharged in connection with the release or termination of such Guarantor as a guarantor under all other debt securities or syndicated credit facilities (in both cases, U.S. or otherwise), subject to limitations set forth in the indenture.
Eaton was incorporated under the laws of Ireland on May 10, 2012, and became the successor registrant to Eaton Corporation on November 30, 2012 in connection with the acquisition of Cooper. Therefore, for presentation purposes of entities under common control, Eaton is presented as the parent company in the 2012 condensed consolidating financial statements. For periods prior to 2012, Eaton Corporation is presented as the parent company.

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME YEAR ENDED DECEMBER 31, 2013

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$6,695	$6,421	$13,579	$(4,649)	$22,046

Cost of products sold	—	5,227	4,784	10,010	(4,652)	15,369
Selling and administrative expense	32	1,400	749	1,705	—	3,886
Research and development expense	—	255	200	189	—	644
Interest expense (income) - net	—	271	28	(22)	(6)	271
Other expense (income) - net	—	8	4	(20)	—	(8)
Equity in (earnings) loss of subsidiaries, net of tax	(2,147)	(1,156)	(1,214)	(813)	5,330	—
Intercompany expense (income) - net	254	(155)	(479)	380	—	—
Income before income taxes	1,861	845	2,349	2,150	(5,321)	1,884
Income tax (benefit) expense	—	(108)	(90)	207	2	11
Net income	1,861	953	2,439	1,943	(5,323)	1,873
Less net income for noncontrolling interests	—	—	—	(9)	(3)	(12)
Net income attributable to Eaton ordinary shareholders	$1,861	$953	$2,439	$1,934	$(5,326)	$1,861

Other comprehensive income	$404	$300	$481	$363	$(1,144)	$404
Total comprehensive income attributable to Eaton ordinary shareholders	$2,265	$1,253	$2,920	$2,297	$(6,470)	$2,265
CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME YEAR ENDED DECEMBER 31, 2012

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$6,680	$2,849	$10,346	$(3,564)	$16,311

Cost of products sold	—	5,115	2,193	7,708	(3,568)	11,448
Selling and administrative expense	—	1,307	335	1,252	—	2,894
Research and development expense	—	230	108	101	—	439
Interest expense (income) - net	—	229	8	(29)	—	208
Other expense - net	—	10	48	13	—	71
Equity in (earnings) loss of subsidiaries, net of tax	(1,219)	(732)	(1,337)	(611)	3,899	—
Intercompany expense (income) - net	2	(237)	42	193	—	—
Income before income taxes	1,217	758	1,452	1,719	(3,895)	1,251
Income tax expense	—	24	—	6	1	31
Net income	1,217	734	1,452	1,713	(3,896)	1,220
Less net income for noncontrolling interests	—	—	—	(3)	—	(3)
Net income attributable to Eaton ordinary shareholders	$1,217	$734	$1,452	$1,710	$(3,896)	$1,217

Other comprehensive income (loss)	$—	$290	$(1,976)	$(1,621)	$3,307	$—
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$1,217	$1,024	$(524)	$89	$(589)	$1,217

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME YEAR ENDED DECEMBER 31, 2011

	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$6,294	$2,642	$10,520	$(3,407)	$16,049

Cost of products sold	4,865	1,975	7,822	(3,401)	11,261
Selling and administrative expense	1,201	295	1,242	—	2,738
Research and development expense	207	112	98	—	417
Interest expense (income) - net	144	8	(34)	—	118
Other income - net	(18)	(2)	(18)	—	(38)
Equity in (earnings) loss of subsidiaries, net of tax	(1,271)	(61)	—	1,332	—
Intercompany (income) expense - net	(224)	(13)	237	—	—
Income before income taxes	1,390	328	1,173	(1,338)	1,553
Income tax expense	40	89	74	(2)	201
Net income	1,350	239	1,099	(1,336)	1,352
Less net income for noncontrolling interests	—	—	(1)	(1)	(2)
Net income attributable to Eaton ordinary shareholders	$1,350	$239	$1,098	$(1,337)	$1,350

Other comprehensive loss	$(616)	$(64)	$(302)	$366	$(616)
Total comprehensive income attributable to Eaton ordinary shareholders	$734	$175	$796	$(971)	$734

CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2013

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Assets
Current assets
Cash	$3	$51	$10	$851	$—	$915
Short-term investments	—	—	134	660	—	794
Accounts receivable - net	—	473	922	2,253	—	3,648
Intercompany accounts receivable	5	471	3,368	4,470	(8,314)	—
Inventory	—	344	609	1,466	(37)	2,382
Prepaid expenses and other current assets	—	458	175	350	9	992
Total current assets	8	1,797	5,218	10,050	(8,342)	8,731

Property, plant and equipment - net	—	982	761	2,090	—	3,833

Other noncurrent assets
Goodwill	—	1,382	6,350	6,763	—	14,495
Other intangible assets	—	211	3,996	2,979	—	7,186
Deferred income taxes	—	839	3	145	(747)	240
Investment in subsidiaries	24,940	8,853	40,776	8,473	(83,042)	—
Intercompany loans receivable	—	8,019	2,518	18,776	(29,313)	—
Other assets	—	450	186	370	—	1,006
Total assets	$24,948	$22,533	$59,808	$49,646	$(121,444)	$35,491

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$—	$—	$—	$13	$—	$13
Current portion of long-term debt	—	552	—	15	—	567
Accounts payable	—	440	380	1,140	—	1,960
Intercompany accounts payable	4	3,751	3,288	1,271	(8,314)	—
Accrued compensation	—	140	37	284	—	461
Other current liabilities	5	547	400	965	(4)	1,913
Total current liabilities	9	5,430	4,105	3,688	(8,318)	4,914

Noncurrent liabilities
Long-term debt	—	7,693	1,266	16	(6)	8,969
Pension liabilities	—	546	131	788	—	1,465
Other postretirement benefits liabilities	—	402	171	95	—	668
Deferred income taxes	—	—	1,303	757	(747)	1,313
Intercompany loans payable	8,148	2,113	18,207	845	(29,313)	—
Other noncurrent liabilities	—	652	162	485	—	1,299
Total noncurrent liabilities	8,148	11,406	21,240	2,986	(30,066)	13,714

Shareholders’ equity
Eaton shareholders' equity	16,791	5,697	34,463	42,906	(83,066)	16,791
Noncontrolling interests	—	—	—	66	6	72
Total equity	16,791	5,697	34,463	42,972	(83,060)	16,863
Total liabilities and equity	$24,948	$22,533	$59,808	$49,646	$(121,444)	$35,491

CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2012

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Assets
Current assets
Cash	$7	$54	$14	$502	$—	$577
Short-term investments	—	25	38	464	—	527
Accounts receivable - net	—	654	393	2,427	—	3,474
Intercompany accounts receivable	38	335	4,683	3,887	(8,943)	—
Inventory	—	341	602	1,432	(39)	2,336
Prepaid expenses and other current assets	—	391	245	341	9	986
Total current assets	45	1,800	5,975	9,053	(8,973)	7,900

Property, plant and equipment - net	—	934	777	2,075	—	3,786

Other noncurrent assets
Goodwill	—	1,382	6,350	6,711	—	14,443
Other intangible assets	—	231	4,094	3,255	—	7,580
Deferred income taxes	—	941	—	195	(783)	353
Investment in subsidiaries	20,662	7,678	21,912	6,931	(57,183)	—
Intercompany loans receivable	—	7,650	13,262	14,125	(35,037)	—
Other assets	—	459	124	1,165	—	1,748
Total assets	$20,707	$21,075	$52,494	$43,510	$(101,976)	$35,810

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$—	$753	$—	$4	$—	$757
Current portion of long-term debt	—	303	8	3	—	314
Accounts payable	—	424	344	1,111	—	1,879
Intercompany accounts payable	2	2,794	3,099	3,048	(8,943)	—
Accrued compensation	—	129	74	259	—	462
Other current liabilities	—	523	411	1,173	(4)	2,103
Total current liabilities	2	4,926	3,936	5,598	(8,947)	5,515

Noncurrent liabilities
Long-term debt	—	8,398	1,331	36	—	9,765
Pension liabilities	—	895	232	876	—	2,003
Other postretirement benefits liabilities	—	454	189	99	—	742
Deferred income taxes	—	—	1,397	934	(783)	1,548
Intercompany loans payable	5,592	1,401	14,857	13,187	(35,037)	—
Other noncurrent liabilities	—	440	157	462	—	1,059
Total noncurrent liabilities	5,592	11,588	18,163	15,594	(35,820)	15,117

Shareholders’ equity
Eaton shareholders' equity	15,113	4,561	30,395	22,263	(57,219)	15,113
Noncontrolling interests	—	—	—	55	10	65
Total equity	15,113	4,561	30,395	22,318	(57,209)	15,178
Total liabilities and equity	$20,707	$21,075	$52,494	$43,510	$(101,976)	$35,810

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS DECEMBER 31, 2013

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash provided by operating activities	$104	$739	$428	$1,067	$(53)	$2,285

Investing activities
Capital expenditures for property, plant and equipment	—	(171)	(119)	(324)	—	(614)
Cash paid for acquisitions of businesses, net of cash acquired	—	—	—	(9)	—	(9)
Sales (purchases) of short-term investments - net	—	25	(95)	(218)	—	(288)
Loans to affiliates	—	(535)	(545)	(6,215)	7,295	—
Repayments of loans from affiliates	—	36	626	5,795	(6,457)	—
Proceeds from the sales of businesses	—	—	—	777	—	777
Other - net	—	(41)	(12)	(15)	—	(68)
Net cash (used in) provided by investing activities	—	(686)	(145)	(209)	838	(202)

Financing activities
Proceeds from borrowings	—	—	—	9	—	9
Payments on borrowings	—	(1,048)	(43)	(5)	—	(1,096)
Proceeds from borrowings from affiliates	—	2,395	4,260	640	(7,295)	—
Payments on borrowings from affiliates	—	(2,921)	(2,874)	(662)	6,457	—
Other intercompany financing activities	688	1,365	(1,630)	(423)	—	—
Cash dividends paid	(796)	—	—	—	—	(796)
Cash dividends paid to affiliates	—	—	—	(53)	53	—
Exercise of employee stock options	—	121	—	—	—	121
Excess tax benefit from equity-based compensation	—	32	—	—	—	32
Other - net	—	—	—	(6)	—	(6)
Net cash used in financing activities	(108)	(56)	(287)	(500)	(785)	(1,736)

Effect of currency on cash	—	—	—	(9)	—	(9)
Total (decrease) increase in cash	(4)	(3)	(4)	349	—	338
Cash at the beginning of the period	7	54	14	502	—	577
Cash at the end of the period	$3	$51	$10	$851	$—	$915

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS DECEMBER 31, 2012

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash (used in) provided by operating activities	$(35)	$1,012	$217	$487	$(17)	$1,664

Investing activities
Capital expenditures for property, plant and equipment	—	(291)	(73)	(229)	—	(593)
Cash paid for acquisitions of businesses, net of cash acquired	(6,542)	—	11	(405)	—	(6,936)
Sales of short-term investments - net	—	175	210	218	—	603
Loans to affiliates	—	(6,693)	—	(8,054)	14,747	—
Repayments of loans from affiliates	—	268	—	8,175	(8,443)	—
Proceeds from the sales of businesses	—	2	—	1	—	3
Other - net	—	(28)	2	(23)	—	(49)
Net cash (used in) provided by investing activities	(6,542)	(6,567)	150	(317)	6,304	(6,972)

Financing activities
Proceeds from borrowings	—	7,156	—	—	—	7,156
Payments on borrowings	—	(1,306)	(16)	(2)	—	(1,324)
Payments of financing costs	—	(117)	—	—	—	(117)
Proceeds from borrowings from affiliates	5	8,054	6,425	263	(14,747)	—
Payments on borrowings from affiliates	(5)	(8,175)	—	(263)	8,443	—
Other intercompany financing activities		273	(340)	67	—	—
Cash dividends paid	—	(512)	—	—	—	(512)
Cash dividends paid to affiliates	—	—	—	(17)	17	—
Exercise of employee stock options	—	95	—	—	—	95
Issuance (repurchase) of shares	6,584	—	(6,425)	—	—	159
Excess tax benefit from equity-based compensation	—	21	—	—	—	21
Other - net	—	—	—	2	—	2
Net cash provided by (used in) financing activities	6,584	5,489	(356)	50	(6,287)	5,480

Effect of currency on cash	—	—	—	20	—	20
Total increase (decrease) in cash	7	(66)	11	240	—	192
Cash at the beginning of the period	—	120	3	262	—	385
Cash at the end of the period	$7	$54	$14	$502	$—	$577

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS DECEMBER 31, 2011

	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash provided by operating activities	$613	$171	$1,017	$(553)	$1,248

Investing activities
Capital expenditures for property, plant and equipment	(249)	(39)	(280)	—	(568)
Cash paid for acquisitions of businesses, net of cash acquired	(24)	(2)	(299)	—	(325)
Sales of short-term investments - net	27	—	76	—	103
Loans to affiliates	(149)	—	(5,855)	6,004	—
Repayments of loans from affiliates	100	—	5,650	(5,750)	—
Proceeds from the sales of businesses	1	14	—	—	15
Other - net	(24)	(9)	8	—	(25)
Net cash used in investing activities	(318)	(36)	(700)	254	(800)

Financing activities
Proceeds from borrowings	379	—	2	—	381
Payments on borrowings	(70)	—	(8)	—	(78)
Payments of financing costs	(3)	—	—	—	(3)
Proceeds from borrowings from affiliates	5,855	—	149	(6,004)	—
Payments on borrowings from affiliates	(5,650)	—	(100)	5,750	—
Other intercompany financing activities	(42)	(106)	148	—	—
Cash dividends paid	(462)	—	—	—	(462)
Cash dividends paid to affiliates	—	(32)	(521)	553	—
Exercise of employee stock options	71	—	—	—	71
Repurchase of shares	(343)	—	—	—	(343)
Excess tax benefit from equity-based compensation	57	—	—	—	57
Other - net	—	—	(4)	—	(4)
Net cash used in financing activities	(208)	(138)	(334)	299	(381)

Effect of currency on cash	—	—	(15)	—	(15)
Total increase (decrease) in cash	87	(3)	(32)	—	52
Cash at the beginning of the period	33	6	294	—	333
Cash at the end of the period	$120	$3	$262	$—	$385

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Amounts are in millions of dollars or shares unless indicated otherwise (per share data assume dilution).

COMPANY OVERVIEW
Eaton Corporation plc (Eaton or the Company) is a power management company providing energy-efficient solutions that help its customers effectively manage electrical, hydraulic and mechanical power. With 2013 net sales of $22.0 billion, the Company is a global technology leader in electrical products, systems and services for power quality, distribution and control, power transmission, lighting and wiring products; hydraulics components, systems and services for industrial and mobile equipment; aerospace fuel, hydraulics and pneumatic systems for commercial and military use; and truck and automotive drivetrain and powertrain systems for performance, fuel economy and safety. Eaton has approximately 102,000 employees in over 60 countries and sells products to customers in more than 175 countries.
On November 30, 2012, Eaton Corporation acquired Cooper Industries plc (Cooper) for a purchase price of $13,192. The total purchase price was comprised of cash totaling $6,543 and Eaton share consideration valued at $6,649. Cooper is a diversified global manufacturer of electrical products and systems, with brands including Bussmann electrical and electronic fuses; Crouse-Hinds and CEAG explosion-proof electrical equipment; Halo and Metalux lighting fixtures; and Kyle and McGraw-Edison power systems products. Cooper had annual sales of $5,409 for 2011. Cooper's results of operations have been included in Eaton's Consolidated Financial Statements since November 30, 2012. Net sales and segment operating profit attributable to Cooper during this period and included in Eaton's Consolidated Financial Statements for the year ended December 31, 2012 total $470 and $66, respectively.
In addition to Cooper, Eaton acquired certain other businesses during 2012 and 2011. The Consolidated Statements of Income include the results of these other businesses from the dates of the transactions or formation. For additional information related to acquisitions, and a complete list of business acquisitions and joint ventures, see Note 2 to the Consolidated Financial Statements.
Summary of Results of Operations
During 2013, the Company's results of operations were most significantly impacted by the acquisition of Cooper, as noted above, partially offset by the continued impact of global uncertainty about future growth. This resulted in soft end markets and subdued economic growth for the majority of 2013. The growth experienced in 2012 was impacted by economic and political uncertainties in Europe, China, and the United States. Due to the continued uncertainty about future growth, among other factors, the Company undertook certain restructuring activities in the fourth quarter of 2012 which resulted in charges totaling $50.
Additional information related to business acquisitions and restructuring activities is presented in Note 2 and Note 3, respectively, of the Notes to the Consolidated Financial Statements.
A summary of Eaton’s Net sales, Net income attributable to Eaton ordinary shareholders, and Net income per ordinary share - diluted follows:

	2013	2012	2011
Net sales	$22,046	$16,311	$16,049
Net income attributable to Eaton ordinary shareholders	1,861	1,217	1,350
Net income per ordinary share - diluted	$3.90	$3.46	$3.93

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
Consolidated Financial Results

	2013	Change from 2012	2012	Change from 2011	2011
Net sales	$22,046	35%	$16,311	2%	$16,049
Gross profit	6,677	37%	4,863	2%	4,788
Percent of net sales	30.3%		29.8%		29.8%
Income before income taxes	1,884	51%	1,251	(19)%	1,553
Net income	1,873	54%	1,220	(10)%	1,352
Less net income for noncontrolling interests	(12)		(3)		(2)
Net income attributable to Eaton ordinary shareholders	1,861	53%	1,217	(10)%	1,350
Excluding acquisition integration charges and transaction costs (after-tax)	110		167		10
Operating earnings	$1,971	42%	$1,384	2%	$1,360

Net income per ordinary share - diluted	$3.90	13%	$3.46	(12)%	$3.93
Excluding per share impact of acquisition integration charges and transaction costs (after-tax)	0.23		0.48		0.03
Operating earnings per ordinary share	$4.13	5%	$3.94	(1)%	$3.96
Net Sales
Net sales in 2013 increased by 35% compared to 2012 due to an increase of 36% from acquisitions of businesses, partially offset by a decrease of 1% from the impact of currency translation. Net sales in 2012 increased by 2% compared to 2011 due to an increase of 5% from acquisitions of businesses, partially offset by a decrease of 3% from the impact of currency translation. Core sales growth was flat in 2013 and 2012 when compared to 2012 and 2011, respectively, due to flat market growth primarily related to economic and political uncertainties in Europe, China, and the United States.
Gross Profit
Gross profit margin increased from 29.8% in 2012 to 30.3% in 2013. The gross profit margin in 2013 was positively impacted by the absence of restructuring charges in 2013 that were incurred in 2012. Gross profit margin remained flat at 29.8% for 2011 and 2012 due to flat core sales growth.
Income Taxes
The effective income tax rate for 2013 was expense of 0.6% compared to expense of 2.5% for 2012. The difference in effective tax rate for 2013, compared to 2012, was primarily attributable to the effects associated with the acquisition of Cooper, along with greater levels of income in lower tax jurisdictions and additional foreign tax credit utilization. The effective income tax rate for 2012 was 2.5% compared to 12.9% for 2011. The lower effective tax rate for 2012, compared to 2011, was primarily attributable to realization of a significant international tax benefit from actions taken after the acquisition of Cooper, enhanced foreign tax credit utilization, lower tax provisions in several international locations associated with restructuring actions, and greater levels of income in lower tax jurisdictions. For additional information on income taxes, see Note 8 to the Consolidated Financial Statements.

Net Income
Net income attributable to Eaton ordinary shareholders of $1,861 in 2013 increased 53% compared to Net income attributable to Eaton ordinary shareholders of $1,217 in 2012, and Net income per ordinary share of $3.90 in 2013 increased 13% from Net income per ordinary share of $3.46 in 2012. The increase was primarily due to higher sales volumes resulting from the acquisition of businesses, the most substantial of which was Cooper, and a lower effective income tax rate. Net income attributable to Eaton ordinary shareholders of $1,217 in 2012 decreased 10% compared to Net income attributable to Eaton ordinary shareholders of $1,350 in 2011, and Net income per ordinary share of $3.46 in 2012 decreased 12% from Net income per ordinary share of $3.93 in 2011. The decrease was primarily due to transaction costs incurred associated with the acquisition of Cooper and restructuring charges recognized in the fourth quarter of 2012 to address soft economic conditions and improve the efficiency of the Company's businesses. Partially offsetting these costs were certain favorable tax benefits related to the realization of a significant international tax benefit from actions taken after the acquisition of Cooper, enhanced foreign tax credit utilization, lower tax provisions in several international locations associated with restructuring actions, and greater levels of income in lower tax jurisdictions. For additional information related to transaction costs and restructuring charges, see Note 3 to the Consolidated Financial Statements.
Business Segment Results of Operations
The following is a discussion of Net sales, operating profit and operating profit margin by business segment which includes a discussion of operating profit and operating profit margin before acquisition integration charges. For additional information related to acquired businesses and integration charges see Note 2 and Note 3, respectively, to the Consolidated Financial Statements.
Electrical Products

	2013	Change from 2012	2012	Change from 2011	2011
Net sales	$7,026	83%	$3,846	6%	$3,619

Operating profit	1,090	70%	640	21%	531
Operating margin	15.5%		16.6%		14.7%

Acquisition integration charges	$44		$4		$1

Before acquisition integration charges
Operating profit	$1,134	76%	$644	21%	$532
Operating margin	16.1%		16.7%		14.7%
Net sales increased 83% in 2013 compared to 2012 due to an increase of 82% from the acquisition of Cooper and an increase of 1% from the impact of currency translation. Core sales in 2013 were positively impacted by strength in the Americas, which was offset by weakness in Europe and Asia Pacific. Net sales increased 6% in 2012 compared to 2011 due to an increase of 6% from the acquisition of businesses and an increase in core sales of 2%, partially offset by a decrease of 2% from the impact of currency translation. The increase in net sales in 2012 was due to continued growth in North and South American markets, partially offset by continued weakness in Europe and residential solar markets.
Operating margin before acquisition integration charges decreased from 16.7% in 2012 to 16.1% in 2013. The decrease in operating margin in 2013 was primarily due to the changed mix of products in the segment as a result principally of the acquisition of Cooper. Operating margin before acquisition integration charges increased from 14.7% in 2011 to 16.7% in 2012. The increase in operating margin in 2012 was primarily due to benefits from higher sales volumes, lower commodity costs, and commodity hedge contract losses in 2011 that did not repeat in 2012.

Electrical Systems and Services

	2013	Change from 2012	2012	Change from 2011	2011
Net sales	$6,430	66%	$3,872	9%	$3,557

Operating profit	889	110%	424	20%	352
Operating margin	13.8%		11.0%		9.9%

Acquisition integration charges	$37		$13		$9

Before acquisition integration charges
Operating profit	$926	112%	$437	21%	$361
Operating margin	14.4%		11.3%		10.1%
Net sales increased 66% in 2013 compared to 2012 due to an increase of 66% from the acquisition of businesses and an increase in core sales of 1%, partially offset by a decrease of 1% from the impact of currency translation. The increase in core sales in 2013 reflects strength in the Americas and Asia Pacific. Net sales increased 9% in 2012 compared to 2011 due to an increase of 9% from the acquisition of businesses and an increase in core sales of 2%, partially offset by a decrease of 2% from the impact of currency translation. The increase in net sales in 2012 reflects strong sales volumes in North American construction markets, partially offset by continued weakness in Europe and China.
Operating margin before acquisition integration charges increased from 11.3% in 2012 to 14.4% in 2013. The increase in operating margin in 2013 was primarily due to the changed mix of products in the segment as a result of the acquisition of businesses. Operating margin before acquisition integration charges increased from 10.1% in 2011 to 11.3% in 2012. The increase in operating margin in 2012 was primarily due to benefits from higher sales volumes and lower commodity costs.
Hydraulics

	2013	Change from 2012	2012	Change from 2011	2011
Net sales	$2,981	1%	$2,960	4%	$2,835

Operating profit	355	(4)%	369	(16)%	438
Operating margin	11.9%		12.5%		15.4%

Acquisition integration charges	$36		$16		$4

Before acquisition integration charges
Operating profit	$391	2%	$385	(13)%	$442
Operating margin	13.1%		13.0%		15.6%
Net sales in 2013 increased 1% compared to 2012 due to an increase of 6% from the acquisition of businesses, partially offset by a decrease in core sales of 4% and a decrease of 1% from the impact of currency translation. The decrease in core sales in 2013 primarily reflects lower market demand, particularly in the U.S. and Asia Pacific. Net sales in 2012 increased 4% compared to 2011 due to an increase of 9% from the acquisition of businesses, partially offset by a decrease in core sales of 3% and a decrease of 2% from the impact of currency translation. Global hydraulics markets in 2012 were negatively impacted by a slowdown in capital expenditures, particularly in the U.S. and China construction equipment industries, as economic uncertainties in both countries caused postponement of certain customer purchases.

Operating margin before acquisition integration charges increased slightly from 13.0% in 2012 to 13.1% in 2013. The slight increase in operating margin in 2013 was primarily due to cost savings that resulted from restructuring actions taken in 2012 and the absence in 2013 of charges that were incurred in 2012 related to these actions, partially offset by a change in mix of products due to acquisitions, as noted above. Operating margin before acquisition integration charges decreased from 15.6% in 2011 to 13.0% in 2012. The decrease in operating margin in 2012 was primarily due to lower sales volumes resulting from a decrease in core sales of 3%, as noted above, and restructuring actions taken during fourth quarter of 2012 in response to continued weakness in hydraulics markets, particularly in Europe.
Aerospace

	2013	Change from 2012	2012	Change from 2011	2011
Net sales	$1,774	3%	$1,719	4%	$1,648

Operating profit	252	18%	213	(13)%	244
Operating margin	14.2%		12.4%		14.8%
Net sales in 2013 increased 3% compared to 2012 due to an increase in core sales. Net sales in 2012 increased 4% compared to 2011 due to an increase in core sales of 5%, partially offset by a decrease of 1% from the impact of currency translation. The increase in core sales in 2013 and 2012 reflects continued strength in the commercial markets, partially offset by decreased demand in the military markets.
Operating margin increased from 12.4% in 2012 to 14.2% in 2013. The increase in operating margin in 2013 was primarily due to higher sales volumes, cost savings that resulted from restructuring actions taken in 2012, and the absence in 2013 of charges that were incurred in 2012 related to these actions. Operating margin decreased from 14.8% in 2011 to 12.4% in 2012. The decrease in operating margin in 2012 was primarily due to a shift in product mix to a higher percent of lower-margin commercial OEM business and the impact of restructuring actions taken during the fourth quarter of 2012 to improve the efficiency of the business.
Vehicle

	2013	Change from 2012	2012	Change from 2011	2011
Net sales	$3,835	(2)%	$3,914	(11)%	$4,390

Operating profit	592	4%	570	(18)%	695
Operating margin	15.4%		14.6%		15.8%
Net sales decreased 2% in 2013 compared to 2012 due to the impact of currency translation. Flat core sales in 2013 were primarily due to lower sales volumes in the NAFTA Class 8 truck market, offset by strength in the Latin American vehicle markets and the global light vehicle markets. Net sales decreased 11% in 2012 compared to 2011 due to a decrease in core sales of 5%, a decrease of 5% from the impact of currency translation and a 1% decrease related to a business divestiture in 2011. The decrease in core sales in 2012 was primarily due to lower sales volumes in the NAFTA Class 8 truck market related to the uncertain economic outlook in the U.S., as well as lower sales in the Brazil truck and bus markets and the impact of continued weakness in Europe.
Operating margin increased from 14.6% in 2012 to 15.4% in 2013. The increase in operating margin in 2013 was primarily due to a change in mix of products, cost savings that resulted from restructuring actions taken in 2012, and the absence in 2013 of charges that were incurred in 2012 related to these actions. Operating margin decreased from 15.8% in 2011 to 14.6% in 2012. Operating margin in 2012 was impacted by the factors noted above and certain restructuring activities taken during the fourth quarter of 2012 in response to weaker markets.

Corporate Expense

	2013	Change from 2012	2012	Change from 2011	2011
Amortization of intangible assets	$437	124%	$195	3%	$190
Interest expense - net	271	30%	208	76%	118
Pension and other postretirement benefits expense	183	13%	162	14%	142
Inventory step-up adjustment	34	(19)%	42	NM	5
Other corporate expense - net	369	3%	358	42%	252
Total corporate expense	$1,294	34%	$965	36%	$707
Total Corporate expense increased 34% in 2013 to $1,294 from $965 in 2012 primarily due to the acquisition of Cooper. The acquisition of Cooper resulted in an increase of 124% in Amortization of intangible assets and an increase of 30% in Interest expense - net, primarily related to financing activities in conjunction with the acquisition. Total Corporate expense increased 36% in 2012 to $965 from $707 in 2011 due to a 42% increase in Other corporate expense - net primarily related to transaction and other costs associated with the acquisition of Cooper, a 76% increase in Interest expense - net primarily related to financing activities associated with the acquisition of Cooper, and a 14% increase in Pension and other postretirement benefits expense primarily related to changes in the discount rate. The inventory step-up adjustment of $42 in 2012 is related to purchase price accounting adjustments associated with the acquisition of Cooper.

2014 FORWARD-LOOKING PERSPECTIVE
As of early February, Eaton anticipates that its end markets for 2014 will grow 3%. End market growth by segment in 2014 is expected to be as follows:

•	Electrical segments: 3%

•	Hydraulics: 3%

•	Aerospace: 3%

•	Vehicle: 4%

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Financial Condition and Liquidity
Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk. The Company maintains access to the commercial paper markets through a $2.0 billion commercial paper program. To support the commercial paper program, the Company refinanced during June 2012 a $500, three-year revolving credit facility and a $500, five-year revolving credit facility with a $750 three-year revolving credit facility that expires in 2015 and a $750, five-year revolving credit facility that expires in 2017, respectively. The Company also maintains a $500 revolving credit facility that expires in 2016. The 2012 refinancings increased long-term revolving credit facilities to $2,000 from $1,500. These facilities support Eaton’s commercial paper borrowings. There were no borrowings outstanding under these revolving credit facilities at December 31, 2013. Eaton's non-United States operations also had available short-term lines of credit of approximately $2,069 at December 31, 2013. Over the course of a year, cash, short-term investments and short-term debt may fluctuate in order to manage global liquidity. Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business as well as scheduled payments of long-term debt.
During June 2012, the Company received proceeds totaling $600 from the private issuance of notes and during November 2012 Eaton received proceeds totaling $6,522 to finance the cash portion of the acquisition of Cooper. Financing activities related to acquiring Cooper were comprised of the issuance of senior notes totaling $4,900 and borrowing $1,669 on a $6.75 billion capacity bridge facility. At December 31, 2012, $669 remained outstanding on the bridge facility borrowing and on February 1, 2013, Eaton repaid the outstanding balance. On November 30, 2012 and January 8, 2013, Eaton Corporation and Cooper, respectively, each issued guarantees on all material outstanding debt of the other.
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
Sources and Uses of Cash Flow
Operating Cash Flow
Net cash provided by operating activities was $2,285 in 2013, an increase of $621 compared to $1,664 in 2012. Operating cash flows in 2013 were primarily impacted by higher net income and lower contributions to benefit plans, partially offset by higher working capital requirements compared to 2012.
Net cash provided by operating activities was $1,664 in 2012, an increase of $416 compared to $1,248 in 2011. Operating cash flows in 2012 were primarily impacted by lower working capital requirements compared to 2011 and the absence of contributions to other postretirement benefits plans totaling $154 that were made in 2011, partially offset by lower net income in 2012.
Investing Cash Flow
Net cash used in investing activities was $202 in 2013, a decrease of $6,770 compared to $6,972 in 2012. The decrease in 2013 was principally due to a decrease of $6,927 related to cash paid for acquisitions of businesses, the largest of which was Cooper in 2012, and proceeds of $777 from the sales of business compared to $3 in 2012, primarily related to the sale of Apex Tool Group, LLC. These sources of cash were offset by an increase in purchases of short-term investments to $288 in 2013 compared to sales of short-term investments of $603 in 2012. Capital expenditures were $614 in 2013 compared to $593 in 2012. Eaton expects approximately $700 in capital expenditures in 2014.
Net cash used in investing activities was $6,972 in 2012, an increase of $6,172 as compared to $800 in 2011. The increase in 2012 was principally due to usage of $6,936 related to the acquisitions of businesses, the largest of which was Cooper, partially offset by cash proceeds of $603 from the sale of short-term investments compared to sales of $103 in 2011. Capital expenditures were $593 in 2012 compared to $568 in 2011.
For additional information on business acquisitions and sales, see to Note 2 to the Consolidated Financial Statements.
Financing Cash Flow
Net cash used in financing activities was $1,736 in 2013, a decrease of $7,216 compared to a source of cash of $5,480 in 2012. Substantially all of the decrease in 2013 was due to the absence of proceeds totaling $7,156 in 2012 from the issuance of $4,900 senior notes, a $1,669 borrowing on the $6.75 billion capacity bridge facility, and the private issuance of $600 notes, which are more fully described above and primarily relate to the acquisition of Cooper.
Net cash provided by financing activities was $5,480 in 2012, an increase of $5,861 compared to a use of cash of $381 in 2011. Substantially all of the increase in 2012 was due to proceeds totaling $7,156 from the issuance of $4,900 senior notes, a $1,669 borrowing on the $6.75 billion capacity bridge facility, and the private issuance of $600 notes. Offsetting these increases were repayments on the bridge facility totaling $1,000 and cash dividends paid totaling $512.
Net-Debt-to-Capital Ratio
The net-debt-to-capital ratio was 31.8% at December 31, 2013 compared to 39.2% at December 31, 2012. The decrease reflected the combined effect during 2013 of the $1,892 decrease in net debt, primarily due to the repayment of an outstanding borrowing of $669 on a $6.75 billion, 364-day bridge facility related to financing the acquisition of Cooper, repayment of $300 notes due in 2013, increased levels of cash and short-term investments, and the $1,678 increase in Eaton shareholders' equity, primarily related to the acquisition of Cooper.
Credit Ratings
Eaton's debt has been assigned the following credit ratings:

Credit Rating Agency (long- /short-term rating)	Rating	Outlook
Standard & Poor's	A-/A-2	Stable outlook
Moody's	Baa1/P-2	Negative outlook
Fitch	BBB+/F2	Stable outlook

Defined Benefits Plans
Pension Plans
During 2013, the fair value of plan assets in the Company’s employee pension plans increased $517 to $4,372 at December 31, 2013. The increase in plan assets was primarily due to better than expected return on assets. At December 31, 2013, the net unfunded position of $1,380 in pension liabilities consisted of $497 in the U.S. qualified pension plans, $918 in plans that have no minimum funding requirements, and $51 in all other plans that require minimum funding, partially offset by $86 in plans that are overfunded.
Funding requirements are a major consideration in making contributions to Eaton’s pension plans. With respect to the Company’s pension plans worldwide, the Company intends to contribute annually not less than the minimum required by applicable law and regulations. In 2013, $341 was contributed to the pension plans. The Company contributed $238 to the U.S. Qualified Pension Plan in early 2014 and anticipates making an additional $124 of contributions to certain pension plans during 2014. The funded status of the Company’s pension plans at the end of 2014, and future contributions, will depend primarily on the actual return on assets during the year and the discount rate used to calculate certain benefits at the end of the year. Depending on these factors, and the resulting funded status of the pension plans, the level of future contributions could be materially higher or lower than in 2013.
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
Impairment of Goodwill and Other Long-Lived Assets
Goodwill and indefinite life intangible assets are evaluated annually for impairment as of July 1 using either a quantitative or qualitative analysis. Goodwill is tested for impairment at the reporting unit level, which is equivalent to Eaton's operating segments, and based on the net assets for each segment, including goodwill and intangible assets. Goodwill is assigned to each operating segment, as this represents the lowest level that constitutes a business and is the level at which management regularly reviews the operating results. The Company performs a quantitative analysis using a discounted cash flow model and other valuation techniques, but may elect to perform a qualitative analysis.

Goodwill impairment testing for 2013 was performed using a quantitative analysis under which the fair value for each reporting unit was estimated using a discounted cash flow model, which considered forecasted cash flows discounted at an estimated weighted-average cost of capital. The forecasted cash flows were based on the Company's long-term operating plan and a terminal value was used to estimate the operating segment's cash flows beyond the period covered by the operating plan. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market holders of a business enterprise. These analyses require the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates and the timing of expected future cash flows of the respective operating segment. Sensitivity analyses were performed around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values. For 2013, based on a quantitative analysis, the fair values of Eaton's reporting units continue to substantially exceed the respective carrying amounts.
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
Indefinite life intangible assets primarily consist of trademarks. The fair value of these assets are determined using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability. For 2013 and 2012, the fair value of indefinite lived intangible assets substantially exceeded the respective carrying value.
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
The discount rate for United States plans was determined by discounting the expected future benefit payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date and solving for the single rate that generated the same benefit obligation. Only corporate bonds with a rating of Aa or higher by either Moody’s Investor Services or Standard & Poor's were included. Callable bonds and certain other non-comparable bonds were eliminated. Finally, a subset of bonds was selected by grouping the universe of bonds by duration and retaining 50% of the bonds that had the highest yields.
The discount rates for non-United States plans were determined by region and are based on high quality long-term corporate and government bonds. Consideration has been given to the duration of the liabilities in each plan when selecting the bonds to be used in determining the discount rate.
Key assumptions used to calculate pension and other postretirement benefits expense are adjusted at each year-end. A 1-percentage point change in the assumed rate of return on pension plan assets is estimated to have approximately a $43 effect on pension expense. Likewise, a 1-percentage point change in the discount rate is estimated to have approximately a $74 effect on pension expense. A 1-percentage point change in the assumed rate of return on other postretirement benefits assets is estimated to have approximately a $1 effect on other postretirement benefits expense. A 1-percentage point change in the discount rate is estimated to have approximately a $4 effect on expense for other postretirement benefits plans. Additional information related to changes in key assumptions used to recognize expense for other postretirement benefits plans is found in Note 6 to the Consolidated Financial Statements.
Environmental Contingencies
As a result of past operations, Eaton is involved in remedial response and voluntary environmental remediation at a number of sites, including certain of its currently-owned or formerly-owned plants. The Company has also been named a potentially responsible party under the United States federal Superfund law, or the state equivalents thereof, at a number of disposal sites.
A number of factors affect the cost of environmental remediation, including the number of parties involved at a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing advancement of remediation technology. Taking these factors into account, Eaton has estimated the costs of remediation, which will be paid over a period of years. The Company accrues an amount on an undiscounted basis, consistent with the estimates of these costs, when it is probable that a liability has been incurred. At December 31, 2013 and 2012, $149 and $158, respectively, was accrued for these costs.
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
Eaton uses derivative instruments to manage exposure to volatility in raw material costs, currency, and interest rates on certain debt instruments. Derivative financial instruments used by the Company are straightforward and non-leveraged. The counterparties to these instruments are financial institutions with strong credit ratings. Eaton maintains control over the size of positions entered into with any one counterparty and regularly monitors the credit rating of these institutions. See Note 12 to the Consolidated Financial Statements for additional information about hedges and derivative financial instruments.
Eaton’s ability to access the commercial paper market, and the related cost of these borrowings, is based on the strength of its credit rating and overall market conditions. The Company has not experienced any material limitations in its ability to access these sources of liquidity. At December 31, 2013, Eaton had $2,000 of long-term revolving credit facilities with banks in support of its commercial paper program. It has no direct borrowings outstanding under these credit facilities. Eaton’s non-United States operations also had available short-term lines of credit of approximately $2,069 at December 31, 2013.

Interest rate risk can be measured by calculating the short-term earnings impact that would result from adverse changes in interest rates. This exposure results from short-term debt, which includes commercial paper at a floating interest rate, long-term debt that has been swapped to floating rates, and money market investments that have not been swapped to fixed rates. Based upon the balances of investments and floating rate debt at year end 2013, a 100 basis-point increase in short-term interest rates would have increased the Company’s net, pretax interest expense by $23.
Eaton also measures interest rate risk by estimating the net amount by which the fair value of the Company’s financial liabilities would change as a result of movements in interest rates. Based on Eaton’s best estimate for a hypothetical, 100 basis point decrease in interest rates at December 31, 2013, the market value of the Company’s debt and interest rate swap portfolio, in aggregate, would increase by $504.
Currency risk is the risk of economic losses due to adverse changes in exchange rates. The Company mitigates currency risk by funding some investments in certain markets through local currency financings. Non-United States dollar debt was $121 at December 31, 2013. To augment Eaton’s non-United States dollar debt portfolio, the Company also enters into forward exchange contracts and currency swaps from time to time to mitigate the risk of economic loss in its investments. At December 31, 2013, the aggregate balance of such contracts was $555. Eaton also monitors exposure to transactions denominated in currencies other than the functional currency of each country in which the Company operates, and regularly enters into forward contracts to mitigate that exposure. In the aggregate, Eaton’s portfolio of forward contracts related to such transactions was not material to its Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS
A summary of contractual obligations as of December 31, 2013 follows:

	2014	2015 to 2016	2017 to 2018	After 2019	Total
Long-term debt (1)	$567	$1,255	$2,122	$5,469	$9,413
Interest expense related to long-term debt	349	640	539	2,370	3,898
Reduction of interest expense from interest rate swap agreements related to long-term debt	(65)	(76)	20	64	(57)
Operating leases	185	244	129	92	650
Purchase obligations	1,049	99	58	30	1,236
Other long-term obligations	367	10	13	157	547
Total	$2,452	$2,172	$2,881	$8,182	$15,687

(1) Long-term debt excludes deferred gains and losses on derivatives related to debt, adjustments to fair market value, and premiums and discounts on long-term debentures.
Interest expense related to long-term debt is based on the fixed interest rate, or other applicable interest rate, related to the debt instrument. The reduction of interest expense due to interest rate swap agreements related to long-term debt is based on the difference in the fixed interest rate the Company receives from the swap, compared to the floating interest rate the Company pays on the swap. Purchase obligations are entered into with various vendors in the normal course of business. These amounts include commitments for purchases of raw materials, outstanding non-cancelable purchase orders, releases under blanket purchase orders, and commitments under ongoing service arrangements. Other long-term obligations principally include anticipated contributions of $362 to pension plans in 2014 and $180 of deferred compensation earned under various plans for which the participants have elected to receive disbursement at a later date.
The table above does not include future expected pension benefit payments or expected other postretirement benefits payments. Information related to the amounts of these future payments is described in Note 6 to the Consolidated Financial Statements. The table above also excludes the liability for unrecognized income tax benefits, since the Company cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities. At December 31, 2013, the gross liability for unrecognized income tax benefits totaled $479 and interest and penalties were $114.

FORWARD-LOOKING STATEMENTS
This Annual Report to Shareholders contains forward-looking statements concerning Eaton's full year 2014 sales, the performance in 2014 of its worldwide end markets, and Eaton's 2014 growth in relation to end markets, among other matters. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to Eaton, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside Eaton’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for the Company’s business segments; unanticipated downturns in business relationships with customers or their purchases from us; the availability of credit to customers and suppliers; competitive pressures on sales and pricing; increases in the cost of material and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; strikes or other labor unrest; the impact of acquisitions and divestitures; unanticipated difficulties integrating acquisitions; new laws and governmental regulations; interest rate changes; tax rate changes or exposure to additional income tax liability; stock market and currency fluctuations; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.

QUARTERLY DATA (unaudited)

	Quarter ended in 2013				Quarter ended in 2012
(In millions except for per share data)	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Net sales	$5,527	$5,607	$5,602	$5,310	$4,333	$3,950	$4,068	$3,960
Gross profit	1,646	1,724	1,732	1,575	1,201	1,203	1,253	1,206
Percent of net sales	29.8%	30.7%	30.9%	29.7%	27.7%	30.5%	30.8%	30.5%
Income before income taxes	429	521	534	400	88	376	419	368
Net income	$482	$514	$497	$380	$180	$347	$382	$311
Less net income for noncontrolling interests	(3)	(4)	(3)	(2)	(1)	(2)	—	—
Net income attributable to Eaton ordinary shareholders	$479	$510	$494	$378	$179	$345	$382	$311

Net income per ordinary share
Diluted	$1.00	$1.07	$1.04	$0.79	$0.46	$1.02	$1.12	$0.91
Basic	1.01	1.08	1.04	0.80	0.47	1.02	1.13	0.93

Cash dividends declared per ordinary share	$0.42	$0.42	$0.42	$0.42	$—	$0.76	$0.38	$0.38

Market price per ordinary share
High	$77.00	$71.36	$69.92	$63.81	$54.75	$49.18	$50.29	$53.06
Low	65.20	62.89	55.41	55.00	44.36	36.38	36.94	44.73

Earnings per share for the four quarters in a year may not equal full year earnings per share.

Significant non-recurring adjustments included in Income before income taxes are as follows:

	Quarter ended in 2013				Quarter ended in 2012
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Acquisition integration charges	$55	$36	$37	$26	$24	$8	$9	$3
Transaction costs	—	2	2	5	152	19	7	—

TEN-YEAR CONSOLIDATED FINANCIAL SUMMARY (unaudited)

(In millions except for per share data)	2013	2012	2011	2010	2009	2008	2007	2006	2005	2004
Continuing operations
Net sales	$22,046	$16,311	$16,049	$13,715	$11,873	$15,376	$13,033	$12,232	$10,874	$9,547
Income before income taxes	1,884	1,251	1,553	1,036	303	1,140	1,055	979	969	756
Income after income taxes	$1,873	$1,220	$1,352	$937	$385	$1,067	$973	$907	$788	$633
Income from discontinued operations	—	—	—	—	—	3	35	53	22	22
Net income	1,873	1,220	1,352	937	385	1,070	1,008	960	810	655
Less net income for noncontrolling interests	(12)	(3)	(2)	(8)	(2)	(12)	(14)	(10)	(5)	(7)
Net income attributable to Eaton ordinary shareholders	$1,861	$1,217	$1,350	$929	$383	$1,058	$994	$950	$805	$648

Net income per ordinary share - diluted
Continuing operations	$3.90	$3.46	$3.93	$2.73	$1.14	$3.25	$3.19	$2.94	$2.54	$2.00
Discontinued operations	—	—	—	—	—	0.01	0.12	0.17	0.08	0.07
Total	$3.90	$3.46	$3.93	$2.73	$1.14	$3.26	$3.31	$3.11	$2.62	$2.07

Net income per ordinary share - basic
Continuing operations	$3.93	$3.54	$3.98	$2.76	$1.16	$3.29	$3.26	$2.99	$2.61	$2.05
Discontinued operations	—	—	—	—	—	0.01	0.12	0.17	0.07	0.07
Total	$3.93	$3.54	$3.98	$2.76	$1.16	$3.30	$3.38	$3.16	$2.68	$2.12

Weighted-average number of ordinary shares outstanding
Diluted	476.7	350.9	342.8	339.5	335.8	324.6	300.6	305.8	308.0	314.2
Basic	473.5	347.8	338.3	335.5	332.7	320.4	294.6	300.4	300.4	306.2

Cash dividends declared per ordinary share	$1.68	$1.52	$1.36	$1.08	$1.00	$1.00	$0.86	$0.74	$0.62	$0.54

Total assets	$35,491	$35,810	$17,873	$17,252	$16,282	$16,655	$13,430	$11,417	$10,218	$9,075
Long-term debt	8,969	9,765	3,366	3,382	3,349	3,190	2,432	1,774	1,830	1,734
Total debt	9,549	10,836	3,773	3,458	3,467	4,271	3,417	2,586	2,464	1,773
Eaton shareholders' equity	16,791	15,113	7,469	7,362	6,777	6,317	5,172	4,106	3,778	3,606
Eaton shareholders' equity per ordinary share	$35.34	$32.11	$22.34	$21.66	$20.39	$19.14	$17.71	$14.04	$12.72	$11.76
Ordinary shares outstanding	475.1	470.7	334.4	339.9	332.3	330.0	292.0	292.6	297.0	306.6

Eaton Corporation plc
2013 Annual Report on Form 10-K
Exhibit Index

3 (i)	Certificate of Incorporation - Incorporated by reference to the Form S-8 filed November 30, 2012

3 (ii)	Amended and restated Memorandum and Articles of Incorporation - Incorporated by reference to the Form 10-Q Report for the three months ended September 30, 2012

4 (a)	Pursuant to Regulation S-K Item 601(b) (4), the Company agrees to furnish to the SEC, upon request, a copy of the instruments defining the rights of holders of its other long-term debt

10	Material contracts

	(a)	Senior Executive Incentive Compensation Plan (effective February 27, 2013) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

	(b)	Deferred Incentive Compensation Plan II - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

	(c)	First Amendment to Deferred Incentive Compensation Plan II - Incorporated by reference to the Form S-8 filed November 30, 2012

	(d)	Excess Benefits Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

	(e)	First Amendment to Excess Benefits Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

	(f)	Incentive Compensation Deferral Plan II - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

	(g)	First Amendment to Incentive Compensation Deferral Plan II - Incorporated by reference to the Form S-8 filed November 30, 2012

	(h)	Limited Eaton Service Supplemental Retirement Income Plan II - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

	(i)	First Amended to Limited Eaton Service Supplemental Retirement Income Plan II - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

	(j)	Supplemental Benefits Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

	(k)	First Amendment to Supplemental Benefits Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

	(l)	Form of Restricted Share Unit Agreement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

	(m)	Form of Restricted Share Agreement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

	(n)	Form of Restricted Share Agreement (Non-Employee Directors) - Incorporated by reference to the Form 8-K Report filed February 1, 2010

	(o)	Form of Directors' Restricted Share Unit Agreement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

	(p)	Form of Stock Option Agreement for Executives - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

	(q)	Form of Stock Option Agreement for Non-Employee Directors (2008) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

	(r)	Amended and Restated 2002 Stock Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

	(s)	Amended and Restated 2004 Stock Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

(t)	Amended and Restated 2008 Stock Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

(u)	Second Amended and Restated 2009 Stock Plan - Incorporated by reference to Form S-8 filed November 30, 2012

(v)	Amended and Restated 2012 Stock Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

(w)	Amendment to Amended and Restated 2012 Stock Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(x)	First Amendment to 2005 Non-Employee Director Fee Deferral Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

(y)	2013 Non-Employee Director Fee Deferral Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(z)	Form of Change of Control Agreement entered into with officers of Eaton Corporation - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2008

(aa)	Form of Indemnification Agreement entered into with officers of Eaton Corporation - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(bb)	Form of Indemnification Agreement entered into with directors - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(cc)	Form of Indemnification Agreement II entered into with directors - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(dd)	Amended and Restated Executive Strategic Incentive Plan (amended and restated February 27, 2013) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(ee)	Executive Strategic Incentive Plan II (effective January 1, 2001) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(ff)	Amended and Restated Supplemental Executive Strategic Incentive Plan (amended and restated February 27, 2013) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(gg)	Deferred Incentive Compensation Plan (amended and restated effective November 1, 2007) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2009

(hh)	Amended and Restated 1998 Stock Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

(ii)	Trust Agreement - Officers and Employees (dated December 6, 1996) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(jj)	Trust Agreement - Non-employee Directors (dated December 6, 1996) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(kk)	Group Replacement Insurance Plan (GRIP) (effective June 1, 1992) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 1992

(ll)	Excess Benefits Plan (amended and restated effective January 1, 1989) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(mm)	Amendment to Excess Benefits Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(nn)	Supplemental Benefits Plan (amended and restated January 1, 1989) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(oo)	Amendment to Supplemental Benefits Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

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

	(ss)	Eaton Savings Plan 2014 Restatement - Filed in conjunction with this Form 10-K Report*

	(tt)	Eaton Personal Investment Plan 2014 Restatement - Filed in conjunction with this Form 10-K Report*

12		Ratio of Earnings to Fixed Charges - Filed in conjunction with this Form 10-K Report *

14		Code of Ethics - Incorporated by reference to the definitive Proxy Statement filed on March 14, 2008

21		Subsidiaries of Eaton Corporation plc - Filed in conjunction with this Form 10-K Report *

23		Consent of Independent Registered Public Accounting Firm - Filed in conjunction with this Form 10-K Report *

24		Power of Attorney - Filed in conjunction with this Form 10-K Report *

31.1		Certification of Principal Executive Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302) - Filed in conjunction with this Form 10-K Report *

31.2		Certification of Principal Financial Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302) - Filed in conjunction with this Form 10-K Report *

32.1		Certification of Principal Executive Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906) - Filed in conjunction with this Form 10-K Report *

32.2		Certification of Principal Financial Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906) - Filed in conjunction with this Form 10-K Report *

101.INS		XBRL Instance Document *

101.SCH		XBRL Taxonomy Extension Schema Document *

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB		XBRL Taxonomy Extension Label Linkbase Document *

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document *
_______________________________

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011 (iii) Consolidated Balance Sheets at December 31, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, (v) Notes to Consolidated Financial Statements for the year ended December 31, 2013.
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