Form 10-Q
period 2014-03-31
Eaton Corp plc
filed 2014-05-05
CIK 1551182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 476.7 million Ordinary Shares outstanding as of March 31, 2014.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 6. EXHIBITS
SIGNATURES
Exhibit Index
EX-10.1
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended March 31
(In millions except for per share data)	2014	2013
Net sales	$5,492	$5,310

Cost of products sold	3,858	3,735
Selling and administrative expense	962	958
Research and development expense	162	152
Interest expense - net	62	75
Other income - net	(5)	(10)
Income before income taxes	453	400
Income tax expense	12	20
Net income	441	380
Less net income for noncontrolling interests	(2)	(2)
Net income attributable to Eaton ordinary shareholders	$439	$378

Net income per ordinary share
Diluted	$0.92	$0.79
Basic	0.92	0.80

Weighted-average number of ordinary shares outstanding
Diluted	478.8	475.1
Basic	475.8	471.9

Cash dividends declared per ordinary share	$0.49	$0.42

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended March 31
(In millions)	2014	2013
Net income	$441	$380
Less net income for noncontrolling interests	(2)	(2)
Net income attributable to Eaton ordinary shareholders	439	378

Other comprehensive income, net of tax
Currency translation and related hedging instruments	(47)	(281)
Pensions and other postretirement benefits	50	53
Cash flow hedges	—	(7)
Other comprehensive income (loss) attributable to Eaton ordinary shareholders	3	(235)

Total comprehensive income attributable to Eaton ordinary shareholders	$442	$143

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	March 31, 2014	December 31, 2013
Assets
Current assets
Cash	$784	$915
Short-term investments	360	794
Accounts receivable - net	3,889	3,648
Inventory	2,532	2,382
Deferred income taxes	554	577
Prepaid expenses and other current assets	564	415
Total current assets	8,683	8,731

Property, plant and equipment - net	3,806	3,833

Other noncurrent assets
Goodwill	14,450	14,495
Other intangible assets	7,078	7,186
Deferred income taxes	257	240
Other assets	988	1,006
Total assets	$35,262	$35,491

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$8	$13
Current portion of long-term debt	316	567
Accounts payable	2,076	1,960
Accrued compensation	334	461
Other current liabilities	2,071	1,913
Total current liabilities	4,805	4,914

Noncurrent liabilities
Long-term debt	8,991	8,969
Pension liabilities	1,228	1,465
Other postretirement benefits liabilities	666	668
Deferred income taxes	1,296	1,313
Other noncurrent liabilities	1,165	1,299
Total noncurrent liabilities	13,346	13,714

Shareholders’ equity
Eaton shareholders’ equity	17,037	16,791
Noncontrolling interests	74	72
Total equity	17,111	16,863
Total liabilities and equity	$35,262	$35,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31
(In millions)	2014	2013
Operating activities
Net income	$441	$380
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	249	245
Deferred income taxes	(24)	104
Pension and other postretirement benefits expense	99	87
Contributions to pension plans	(272)	(208)
Excess tax benefit from equity-based compensation	(20)	(16)
Changes in working capital	(370)	(546)
Other - net	(91)	54
Net cash provided by operating activities	12	100

Investing activities
Capital expenditures for property, plant and equipment	(110)	(122)
Sales of short-term investments - net	431	132
Proceeds from sale of business	3	761
Other - net	(20)	2
Net cash provided by investing activities	304	773

Financing activities
Payments on borrowings	(257)	(687)
Cash dividends paid	(229)	(194)
Exercise of employee stock options	23	56
Excess tax benefit from equity-based compensation	20	16
Other - net	—	(1)
Net cash used in financing activities	(443)	(810)

Effect of currency on cash	(4)	(1)
Total (decrease) increase in cash	(131)	62
Cash at the beginning of the period	915	577
Cash at the end of the period	$784	$639

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
This Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in Eaton’s 2013 Form 10-K. The interim period results are not necessarily indicative of the results to be expected for the full year. Management has evaluated subsequent events through the date this Form 10-Q was filed with the Securities Exchange Commission.
Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2.	ACQUISITIONS AND SALE OF BUSINESSES
Eaton's most recently acquired businesses, and the related annual sales prior to acquisition, are summarized below:

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
See Note 3 for information about acquisition integration charges and transaction costs related to these acquisitions.
Sale of Aerospace Power Distribution Management Solutions and Integrated Cockpit Solutions
On January 20, 2014, Eaton announced it entered into an agreement to sell the Aerospace Power Distribution Management Solutions and Integrated Cockpit Solutions businesses to Safran for $270. The sale, which was approved by Eaton's Board of Directors, is subject to regulatory approvals and other customary closing conditions. The transaction is expected to close in the second quarter of 2014.

Note 3.	ACQUISITION INTEGRATION AND RESTRUCTURING CHARGES
Eaton incurs integration charges and transaction costs related to acquired businesses. A summary of these charges follows:

	Three months ended March 31
	2014	2013
Acquisition integration charges
Electrical Products	$29	$3
Electrical Systems and Services	26	5
Hydraulics	4	12
Total business segments	59	20
Corporate	7	6
Total acquisition integration charges	66	26

Transaction costs
Corporate	—	5
Total transaction costs	—	5

Total acquisition integration charges and transaction costs before income taxes	$66	$31
Total after income taxes	$44	$22
Per ordinary share - diluted	$0.09	$0.05
Business segment integration charges in the first quarter of 2014 were related primarily to the integration of Cooper. Business segment integration charges in the first quarter of 2013 were related primarily to the integrations of Cooper, Polimer Kaucuk Sanayi ve Pazarlama, Jeil Hydraulics, and Rolec Comercial e Industrial S.A. These charges were included in Cost of products sold or Selling and administrative expense, as appropriate. In Business Segment Information the charges reduced Operating profit of the related business segment.
Corporate integration charges in 2014 and 2013 were related primarily to the acquisition of Cooper. These charges were included in Selling and administrative expense. In Business Segment Information the charges were included in Other corporate expense - net.
Acquisition-related transaction costs, such as investment banking, legal, other professional fees, and costs associated with change in control agreements, are not included as a component of consideration transferred in an acquisition but are expensed as incurred. Acquisition-related transaction costs in 2013 were related to the acquisition of Cooper. These charges were included in Selling and administrative expense, Interest expense - net and Other income - net. In Business Segment Information the charges were included in Interest expense - net and Other corporate expense - net.
See Note 2 for additional information about business acquisitions.
Restructuring Charges
During 2013, Eaton undertook restructuring activities related to the acquisition and integration of Cooper in an effort to gain efficiencies in selling, marketing, traditional back-office functions and manufacturing and distribution. These actions resulted in charges totaling $36 in 2013 and $41 in the first quarter of 2014, comprised primarily of severance costs. These restructuring initiatives are expected to continue through 2015.
Restructuring charges were included in Cost of products sold or Selling and administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment. See Note 12 for additional information about business segments. As of March 31, 2014 and December 31, 2013, liabilities related to restructuring actions totaled $63 and $32, respectively.
During April 2014, the Company implemented certain restructuring activities in an effort to gain efficiencies in the Vehicle, Hydraulics and Aerospace business segments. These restructuring activities resulted in a charge of $40, comprised primarily of severance costs.

Note 4.	GOODWILL
A summary of goodwill follows:

	March 31, 2014	December 31, 2013
Electrical Products	$7,153	$7,189
Electrical Systems and Services	4,508	4,517
Hydraulics	1,384	1,385
Aerospace	1,048	1,048
Vehicle	357	356
Total goodwill	$14,450	$14,495
The decrease in goodwill in 2014 was due to currency translation.

Note 5.	RETIREMENT BENEFITS PLANS
The components of retirement benefits expense follow:

	United States pension benefit expense		Non-United States pension benefit expense		Other postretirement benefits expense
	Three months ended March 31
	2014	2013	2014	2013	2014	2013
Service cost	$29	$32	$16	$15	$4	$5
Interest cost	40	37	22	20	9	9
Expected return on plan assets	(61)	(57)	(25)	(21)	(1)	(2)
Amortization	23	33	7	7	2	3
	31	45	20	21	14	15
Settlement loss	34	6	—	—	—	—
Total expense	$65	$51	$20	$21	$14	$15

Note 6.	LEGAL CONTINGENCIES
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
In December 2010, a Brazilian court held that a judgment obtained by a Brazilian company, Raysul, against another Brazilian company, Saturnia, which was sold by Eaton in 2006, could be enforced against Eaton Ltda. This judgment is based on an alleged violation of an agency agreement between Raysul and Saturnia. At March 31, 2014, the Company has a total accrual of 79 Brazilian Reais related to this matter ($35 based on current exchange rates), comprised of 60 Brazilian Reais recognized in the fourth quarter of 2010 ($27 based on current exchange rates) with an additional 19 Brazilian Reais recognized through March 31, 2014 ($8 based on current exchange rates). In 2010, Eaton filed motions for clarification with the Brazilian court of appeals which were denied on April 6, 2011. Eaton Holding and Eaton Ltda. filed appeals on various issues to the Superior Court of Justice in Brasilia. In April 2013, the Superior Court of Justice ruled in favor of Raysul. Additional motions for clarification have been filed with the Superior Court of Justice in Brasilia and an additional appeal is being considered. The Company expects that any sum it may be required to pay in connection with this matter will not exceed the amount of the recorded liability.

On October 5, 2006, ZF Meritor LLC and Meritor Transmission Corporation (collectively, Meritor) filed an action against Eaton in the United States District Court for Delaware. The action sought damages, which would be trebled under United States antitrust laws, as well as injunctive relief and costs. The suit alleged that Eaton engaged in anti-competitive conduct against Meritor in the sale of heavy-duty truck transmissions in North America. Following a four week trial on liability only, on October 8, 2009, the jury returned a verdict in favor of Meritor. Eaton firmly believes that it competes fairly and honestly for business in the marketplace, and that at no time did it act in an anti-competitive manner. During an earlier stage in the case, the judge concluded that damage estimates contained in a report filed by Meritor were not based on reliable data and the report was specifically excluded from the case. On November 3, 2009, Eaton filed a motion for judgment as a matter of law and to set aside the verdict. That motion was denied on March 10, 2011. On March 14, 2011, Eaton filed a motion for entry of final judgment of liability, zero damages and no injunctive relief. That motion was denied on June 9, 2011. On August 19, 2011, the Court entered final judgment of liability but awarded zero damages to plaintiffs. The Court also entered an injunction prohibiting Eaton from offering rebates or other incentives based on purchasing targets but stayed the injunction pending appeal. Eaton appealed the liability finding and the injunction to the Third Circuit Court of Appeals. Meritor cross-appealed the finding of zero damages. On September 28, 2012, the Third Circuit Court of Appeals affirmed the District Court's denial of Eaton's motion for judgment as a matter of law, and let stand the jury verdict in favor of Meritor. The Third Circuit Court of Appeals also ruled that the plaintiffs' damages report was properly excluded, but reversed the judgment of zero damages and ordered that the District Court must allow plaintiffs a limited opportunity to amend the damages report, which may be re-considered for reliability and admissibility. Injunctive relief also was vacated. On remand to the District Court, plaintiffs submitted an amended damages report in which their expert opined that damages range between $475 and $800. On December 20, 2013, the District court ruled that the plaintiffs' damages expert could testify at trial and be subjected to cross-examination. The District Court has scheduled a jury trial for the second quarter of 2014. Eaton's damages expert opined that damages are zero. An estimate of any potential loss related to this action cannot be made at this time.
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

Note 7.	INCOME TAXES
The effective income tax rate for the first quarter of 2014 was 3% compared to 5% for the first quarter of 2013. The lower effective tax rate in the first quarter of 2014 was primarily attributable to a more favorable geographic mix of income.

Note 8.	EQUITY
The changes in Shareholders’ equity follow:

	Eaton shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2013	$16,791	$72	$16,863
Net income	439	2	441
Other comprehensive income	3	—	3
Cash dividends paid and accrued	(234)	—	(234)
Issuance of shares under equity-based compensation plans - net	38	—	38
Balance at March 31, 2014	$17,037	$74	$17,111

The changes in Accumulated other comprehensive (loss) income follow:

	Currency translation and related hedging instruments	Pensions and other postretirement benefits	Cash flow hedges	Total
Balance at December 31, 2013	$(395)	$(1,170)	$5	$(1,560)
Other comprehensive (loss) income before reclassifications	(47)	9	1	(37)
Amounts reclassified from Accumulated other comprehensive (loss) income	—	41	(1)	40
Net current-period other comprehensive (loss) income	(47)	50	—	3
Balance at March 31, 2014	$(442)	$(1,120)	$5	$(1,557)
The reclassifications out of Accumulated other comprehensive loss follow:

	Three months ended March 31, 2014	Consolidated Statements of Income classification
Amortization of defined benefit pension items
Actuarial loss	$(66)	[1]
Tax benefit	25
Total, net of tax	(41)

Loss on cash flow hedges
Currency exchange contracts	2	Cost of products sold
Tax expense	(1)
Total, net of tax	1

Total reclassifications for the period	$(40)
1 These components of Accumulated other comprehensive loss are included in the computation of net periodic pension cost. See Note 5 for additional information about defined benefit pension items.
Net Income per Ordinary Share
A summary of the calculation of net income per ordinary share attributable to shareholders follows:

	Three months ended March 31
(Shares in millions)	2014	2013
Net income attributable to Eaton ordinary shareholders	$439	$378

Weighted-average number of ordinary shares outstanding - diluted	478.8	475.1
Less dilutive effect of equity-based compensation	3.0	3.2
Weighted-average number of ordinary shares outstanding - basic	475.8	471.9

Net income per ordinary share
Diluted	$0.92	$0.79
Basic	0.92	0.80
For the first quarter 2014 and 2013, 0.1 million stock options were excluded from the calculation of diluted net income per ordinary share because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive.

Note 9.	FAIR VALUE MEASUREMENTS
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
A summary of financial instruments recognized at fair value, and the fair value measurements used, follows:

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
March 31, 2014
Cash	$784	$784	$—	$—
Short-term investments	360	360	—	—
Net derivative contracts	1	—	1	—
Long-term debt converted to floating interest rates by interest rate swaps - net	(10)	—	(10)	—

December 31, 2013
Cash	$915	$915	$—	$—
Short-term investments	794	794	—	—
Net derivative contracts	(35)	—	(35)	—
Long-term debt converted to floating interest rates by interest rate swaps - net	(39)	—	(39)	—
Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities. No financial instruments were recognized using unobservable inputs.
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $9,307 and fair value of $9,683 at March 31, 2014 compared to $9,536 and $9,665, respectively, at December 31, 2013. The fair value of Eaton's debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and is considered a Level 2 fair value measurement.

Note 10.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
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
Eaton uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against foreign currency exposure (net investment hedges). Foreign currency denominated debt designated as non-derivative net investment hedging instruments was $97 and $95, net of tax, at March 31, 2014 and December 31, 2013, respectively.
Derivative Financial Statement Impacts
The fair value of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets follows:

	Notional amount	Other current assets	Other long-term assets	Other current liabilities	Other long-term liabilities	Type of hedge	Term
March 31, 2014
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$3,290	$—	$39	$—	$49	Fair value	3 to 20 years
Floating-to-fixed interest rate swaps	300	—	—	—	—	Cash flow	3 months
Currency exchange contracts	495	12	—	3	—	Cash flow	12 to 36 months
Commodity contracts	1	—	—	—	—	Cash flow	1 to 12 months
Total		$12	$39	$3	$49

Derivatives not designated as hedges
Currency exchange contracts	$4,160	$23		$21			1 to 12 months

	Notional amount	Other current assets	Other long-term assets	Other current liabilities	Other long-term liabilities	Type of hedge	Term
December 31, 2013
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$3,090	$1	$36	$—	$76	Fair value	3 months to 20 years
Floating-to-fixed interest rate swaps	300	—	—	1	—	Cash flow	6 months
Currency exchange contracts	393	12	—	3	—	Cash flow	12 to 36 months
Commodity contracts	1	—	—	—	—	Cash flow	1 to 12 months
Total		$13	$36	$4	$76

Derivatives not designated as hedges
Currency exchange contracts	$4,277	$22		$26			1 to 12 months
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
Amounts recognized in Accumulated other comprehensive income (loss) follow:

	Three months ended March 31
	2014		2013
	Gain (loss) recognized in Accumulated other comprehensive income (loss)	Gain (loss) reclassified from Accumulated other comprehensive income (loss)	Gain (loss) recognized in Accumulated other comprehensive income (loss)	Gain (loss) reclassified from Accumulated other comprehensive income (loss)
Derivatives designated as cash flow hedges
Currency exchange contracts	$2	$2	$(9)	$1

Gains and losses reclassified from Accumulated other comprehensive income to the Consolidated Statements of Income were recognized in Cost of products sold.
Amounts recognized in net income follow:

	Three months ended March 31
	2014	2013
Derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps	$29	$(8)
Related long-term debt converted to floating interest rates by interest rate swaps	(29)	8
	$—	$—
Gains and losses described above were recognized in Interest expense - net.

Note 11.	INVENTORY
The components of inventory follow:

	March 31, 2014	December 31, 2013
Raw materials	$1,103	$955
Work-in-process	323	428
Finished goods	1,226	1,115
Inventory at FIFO	2,652	2,498
Excess of FIFO over LIFO cost	(120)	(116)
Total inventory	$2,532	$2,382

Note 12.	BUSINESS SEGMENT INFORMATION
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance. Eaton’s operating segments are Electrical Products, Electrical Systems and Services, Hydraulics, Aerospace and Vehicle. For additional information regarding Eaton’s business segments, see Note 14 to the Consolidated Financial Statements contained in the 2013 Form 10-K.

	Three months ended March 31
	2014	2013
Net sales
Electrical Products	$1,726	$1,660
Electrical Systems and Services	1,524	1,521
Hydraulics	782	756
Aerospace	464	434
Vehicle	996	939
Total net sales	$5,492	$5,310

Segment operating profit
Electrical Products	$250	$241
Electrical Systems and Services	169	210
Hydraulics	108	78
Aerospace	62	62
Vehicle	151	132
Total segment operating profit	740	723

Corporate
Amortization of intangible assets	(110)	(107)
Interest expense - net	(62)	(75)
Pension and other postretirement benefits expense	(51)	(38)
Inventory step-up adjustment	—	(33)
Other corporate expense - net	(64)	(70)
Income before income taxes	453	400
Income tax expense	12	20
Net income	441	380
Less net income for noncontrolling interests	(2)	(2)
Net income attributable to Eaton ordinary shareholders	$439	$378

Note 13.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
On November 20, 2012, Eaton Corporation issued senior notes (the Senior Notes) totaling $4,900 to finance part of the cash portion of the acquisition of Cooper. Eaton and certain other of Eaton's principal 100% owned subsidiaries (the Guarantors) fully and unconditionally guaranteed (subject, in the case of the Guarantors, other than Eaton, to customary release provisions as described below), on a joint and several basis, the Senior Notes. The following condensed consolidating financial statements are included so that separate financial statements of Eaton, Eaton Corporation and each of the Guarantors are not required to be filed with the Securities and Exchange Commission. The consolidating adjustments primarily relate to eliminations of investments in subsidiaries and intercompany balances and transactions. The condensed consolidating financial statements present investments in subsidiaries using the equity method of accounting.
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
CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2014

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$1,667	$1,641	$3,291	$(1,107)	$5,492

Cost of products sold	—	1,342	1,218	2,392	(1,094)	3,858
Selling and administrative expense	2	361	200	399	—	962
Research and development expense	—	60	50	52	—	162
Interest expense (income) - net	—	59	7	(6)	2	62
Other expense (income) - net	—	5	3	(13)	—	(5)
Equity in (earnings) loss of subsidiaries, net of tax	(469)	(207)	(485)	(201)	1,362	—
Intercompany expense (income) - net	28	(71)	120	(77)	—	—
Income before income taxes	439	118	528	745	(1,377)	453
Income tax (benefit) expense	—	(25)	(7)	49	(5)	12
Net income	439	143	535	696	(1,372)	441
Less net income for noncontrolling interests	—	—	—	(2)	—	(2)
Net income attributable to Eaton ordinary shareholders	$439	$143	$535	$694	$(1,372)	$439

Other comprehensive income (loss)	$3	$28	$23	$(15)	$(36)	$3
Total comprehensive income attributable to Eaton ordinary shareholders	$442	$171	$558	$679	$(1,408)	$442

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2013

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$1,588	$1,573	$3,273	$(1,124)	$5,310

Cost of products sold	—	1,239	1,195	2,425	(1,124)	3,735
Selling and administrative expense	2	341	198	417	—	958
Research and development expense	—	58	47	47	—	152
Interest expense (income) - net	—	74	7	(6)	—	75
Other (income) expense - net	—	(5)	8	(13)	—	(10)
Equity in (earnings) loss of subsidiaries, net of tax	(444)	(309)	(567)	(166)	1,486	—
Intercompany expense (income) - net	64	(102)	176	(138)	—	—
Income before income taxes	378	292	509	707	(1,486)	400
Income tax (benefit) expense	—	(2)	(37)	59	—	20
Net income	378	294	546	648	(1,486)	380
Less net income for noncontrolling interests	—	—	—	(2)	—	(2)
Net income attributable to Eaton ordinary shareholders	$378	$294	$546	$646	$(1,486)	$378

Other comprehensive loss	$(235)	$(22)	$(233)	$(391)	$646	$(235)
Total comprehensive income attributable to Eaton ordinary shareholders	$143	$272	$313	$255	$(840)	$143

CONDENSED CONSOLIDATING BALANCE SHEETS MARCH 31, 2014

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Assets
Current assets
Cash	$8	$46	$12	$718	$—	$784
Short-term investments	—	—	35	325	—	360
Accounts receivable - net	—	506	986	2,397	—	3,889
Intercompany accounts receivable	10	682	3,508	4,900	(9,100)	—
Inventory	—	368	656	1,558	(50)	2,532
Prepaid expenses and other current assets	—	473	156	476	13	1,118
Total current assets	18	2,075	5,353	10,374	(9,137)	8,683

Property, plant and equipment - net	—	966	765	2,075	—	3,806

Other noncurrent assets
Goodwill	—	1,382	6,301	6,767	—	14,450
Other intangible assets	—	207	3,949	2,922	—	7,078
Deferred income taxes	—	826	12	153	(734)	257
Investment in subsidiaries	25,427	9,057	41,344	8,701	(84,529)	—
Intercompany loans receivable	—	7,872	2,643	19,840	(30,355)	—
Other assets	—	417	183	388	—	988
Total assets	$25,445	$22,802	$60,550	$51,220	$(124,755)	$35,262

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$—	$—	$—	$8	$—	$8
Current portion of long-term debt	—	301	1	14	—	316
Accounts payable	—	475	391	1,210	—	2,076
Intercompany accounts payable	10	3,609	3,626	1,855	(9,100)	—
Accrued compensation	—	48	42	244	—	334
Other current liabilities	10	667	381	1,017	(4)	2,071
Total current liabilities	20	5,100	4,441	4,348	(9,104)	4,805

Noncurrent liabilities
Long-term debt	—	7,720	1,259	17	(5)	8,991
Pension liabilities	—	375	79	774	—	1,228
Other postretirement benefits liabilities	—	402	171	93	—	666
Deferred income taxes	—	—	1,287	743	(734)	1,296
Intercompany loans payable	8,388	2,669	18,084	1,214	(30,355)	—
Other noncurrent liabilities	—	545	155	465	—	1,165
Total noncurrent liabilities	8,388	11,711	21,035	3,306	(31,094)	13,346

Shareholders’ equity
Eaton shareholders' equity	17,037	5,991	35,074	43,499	(84,564)	17,037
Noncontrolling interests	—	—	—	67	7	74
Total equity	17,037	5,991	35,074	43,566	(84,557)	17,111
Total liabilities and equity	$25,445	$22,802	$60,550	$51,220	$(124,755)	$35,262

CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2013

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Assets
Current assets
Cash	$3	$51	$10	$851	$—	$915
Short-term investments	—	—	134	660	—	794
Accounts receivable - net	—	473	922	2,253	—	3,648
Intercompany accounts receivable	5	471	3,368	4,470	(8,314)	—
Inventory	—	344	609	1,466	(37)	2,382
Prepaid expenses and other current assets	—	458	175	350	9	992
Total current assets	8	1,797	5,218	10,050	(8,342)	8,731

Property, plant and equipment - net	—	982	761	2,090	—	3,833

Other noncurrent assets
Goodwill	—	1,382	6,350	6,763	—	14,495
Other intangible assets	—	211	3,996	2,979	—	7,186
Deferred income taxes	—	839	3	145	(747)	240
Investment in subsidiaries	24,940	8,853	40,776	8,473	(83,042)	—
Intercompany loans receivable	—	8,019	2,518	18,776	(29,313)	—
Other assets	—	450	186	370	—	1,006
Total assets	$24,948	$22,533	$59,808	$49,646	$(121,444)	$35,491

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$—	$—	$—	$13	$—	$13
Current portion of long-term debt	—	552	—	15	—	567
Accounts payable	—	440	380	1,140	—	1,960
Intercompany accounts payable	4	3,751	3,288	1,271	(8,314)	—
Accrued compensation	—	140	37	284	—	461
Other current liabilities	5	547	400	965	(4)	1,913
Total current liabilities	9	5,430	4,105	3,688	(8,318)	4,914

Noncurrent liabilities
Long-term debt	—	7,693	1,266	16	(6)	8,969
Pension liabilities	—	546	131	788	—	1,465
Other postretirement benefits liabilities	—	402	171	95	—	668
Deferred income taxes	—	—	1,303	757	(747)	1,313
Intercompany loans payable	8,148	2,113	18,207	845	(29,313)	—
Other noncurrent liabilities	—	652	162	485	—	1,299
Total noncurrent liabilities	8,148	11,406	21,240	2,986	(30,066)	13,714

Shareholders’ equity
Eaton shareholders' equity	16,791	5,697	34,463	42,906	(83,066)	16,791
Noncontrolling interests	—	—	—	66	6	72
Total equity	16,791	5,697	34,463	42,972	(83,060)	16,863
Total liabilities and equity	$24,948	$22,533	$59,808	$49,646	$(121,444)	$35,491

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2014

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash provided by (used in) operating activities	$17	$(463)	$182	$276	$—	$12

Investing activities
Capital expenditures for property, plant and equipment	—	(25)	(29)	(56)	—	(110)
Sales of short-term investments - net	—	—	98	333	—	431
Loans to affiliates	—	(7)	—	(1,056)	1,063	—
Repayments of loans from affiliates	—	171	—	814	(985)	—
Proceeds from sale of business	—	—	—	3	—	3
Other - net	—	(13)	(1)	(6)	—	(20)
Net cash provided by investing activities	—	126	68	32	78	304

Financing activities
Payments on borrowings	—	(251)	—	(6)	—	(257)
Proceeds from borrowings from affiliates	—	946	110	7	(1,063)	—
Payments on borrowings from affiliates	—	(510)	(304)	(171)	985	—
Other intercompany financing activities	217	104	(54)	(267)	—	—
Cash dividends paid	(229)	—	—	—	—	(229)
Exercise of employee stock options	—	23	—	—	—	23
Excess tax benefit from equity-based compensation	—	20	—	—	—	20
Net cash (used in) provided by financing activities	(12)	332	(248)	(437)	(78)	(443)

Effect of currency on cash	—	—	—	(4)	—	(4)
Total increase (decrease) in cash	5	(5)	2	(133)	—	(131)
Cash at the beginning of the period	3	51	10	851	—	915
Cash at the end of the period	$8	$46	$12	$718	$—	$784

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2013

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash provided by (used in) operating activities	$62	$(301)	$778	$(439)	$—	$100

Investing activities
Capital expenditures for property, plant and equipment	—	(51)	(18)	(53)	—	(122)
Sales of short-term investments - net	—	25	31	76	—	132
Loans to affiliates	—	(36)	—	(438)	474	—
Repayments of loans from affiliates	—	28	82	303	(413)	—
Proceeds from sale of business	—	—	—	761	—	761
Other - net	—	4	(3)	1	—	2
Net cash (used in) provided by investing activities	—	(30)	92	650	61	773

Financing activities
Payments on borrowings	—	(676)	(8)	(3)	—	(687)
Proceeds from borrowings from affiliates	—	437	1	36	(474)	—
Payments on borrowings from affiliates	—	(131)	(171)	(111)	413	—
Other intercompany financing activities	129	687	(692)	(124)	—	—
Cash dividends paid	(194)	—	—	—	—	(194)
Exercise of employee stock options	—	56	—	—	—	56
Excess tax benefit from equity-based compensation	—	16	—	—	—	16
Other - net	—	—	—	(1)	—	(1)
Net cash (used in) provided by financing activities	(65)	389	(870)	(203)	(61)	(810)

Effect of currency on cash	—	—	—	(1)	—	(1)
Total (decrease) increase in cash	(3)	58	—	7	—	62
Cash at the beginning of the period	7	54	14	502	—	577
Cash at the end of the period	$4	$112	$14	$509	$—	$639

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Amounts are in millions of dollars or shares unless indicated otherwise (per share data assume dilution).

COMPANY OVERVIEW
Eaton Corporation plc (Eaton or the Company) is a power management company providing energy-efficient solutions that help its customers effectively manage electrical, hydraulic and mechanical power. With 2013 net sales of $22.0 billion, the Company is a global technology leader in electrical products, systems and services for power quality, distribution and control, power transmission, lighting and wiring products; hydraulics components, systems and services for industrial and mobile equipment; aerospace fuel, hydraulics and pneumatic systems for commercial and military use; and truck and automotive drivetrain and powertrain systems for performance, fuel economy and safety. Eaton has approximately 101,000 employees in over 60 countries and sells products to customers in more than 175 countries.

Summary of Results of Operations
A summary of Eaton’s Net sales, Net income attributable to Eaton ordinary shareholders, and Net income per ordinary share-diluted follows:

	Three months ended March 31
	2014	2013
Net sales	$5,492	$5,310
Net income attributable to Eaton ordinary shareholders	439	378
Net income per ordinary share - diluted	$0.92	$0.79

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

Consolidated Financial Results

	Three months ended March 31		Increase
	2014	2013
Net sales	$5,492	$5,310	3%
Gross profit	1,634	1,575	4%
Percent of net sales	29.8%	29.7%
Income before income taxes	453	400	13%
Net income	$441	$380	16%
Less net income for noncontrolling interests	(2)	(2)
Net income attributable to Eaton ordinary shareholders	439	378	16%
Excluding acquisition integration charges and transaction costs (after-tax)	44	22
Operating earnings	$483	$400	21%

Net income per ordinary share - diluted	$0.92	$0.79	16%
Excluding per share impact of acquisition integration charges and transaction costs (after-tax)	0.09	0.05
Operating earnings per ordinary share	$1.01	$0.84	20%
Net Sales
Net sales in the first quarter of 2014 increased 3 1/2% compared to the first quarter of 2013 due to an increase in core sales of 4 1/2%, partially offset by a decrease of 1% from the impact of currency translation. The increase in core sales in the first quarter of 2014 is primarily due to modest global economic growth in the Company's end markets for all business segments. Eaton continues to anticipate its end markets will grow 3% for all of 2014.
Gross Profit
The gross profit margin remained relatively consistent at 29.8% for the first quarter of 2014 compared to 29.7% for the first quarter of 2013. The gross profit margin in the first quarter of 2014 was positively impacted by higher core sales, as noted above, partially offset by the negative impact of severe winter weather in North America, which necessitated premium freight and overtime and caused project delays.
Income Taxes
The effective income tax rate for the first quarter of 2014 was 3% compared to 5% for the first quarter of 2013. The lower effective tax rate in the first quarter of 2014 was primarily attributable to a more favorable geographic mix of income.
Net Income
Net income attributable to Eaton ordinary shareholders of $439 in the first quarter of 2014 increased 16% compared to Net income attributable to Eaton ordinary shareholders of $378 in the first quarter of 2013. Net income per ordinary share of $0.92 in the first quarter of 2014 increased 16% compared to Net income per ordinary share of $0.79 in the first quarter of 2013. The increase in the first quarter of 2014 was primarily due to the factors impacting gross profit and a lower effective income tax rate, as described above.

Business Segment Results of Operations
The following is a discussion of Net sales, operating profit and operating margin by business segment, which includes a discussion of operating profit and operating profit margin before acquisition integration charges. For additional information related to acquisition integration charges, see Note 3 to the Condensed Consolidated Financial Statements.
Electrical Products

	Three months ended March 31		Increase
	2014	2013
Net sales	$1,726	$1,660	4%

Operating profit	250	241	4%
Operating margin	14.5%	14.5%

Acquisition integration charges	$29	$3

Before acquisition integration charges
Operating profit	$279	$244	14%
Operating margin	16.2%	14.7%
Net sales increased 4% in the first quarter of 2014 compared to the first quarter of 2013 due to an increase in core sales. Core sales growth in the first quarter of 2014 was due to continued strength in the Americas, particularly in North American markets, and improving demand in Europe. Eaton continues to anticipate its Electrical Products markets will grow 3% for all of 2014.
The operating margin before acquisition integration charges increased from 14.7% in the first quarter of 2013 to 16.2% in the first quarter of 2014. The increase in operating margin in the first quarter of 2014 was due to higher sales volumes, as noted above, and incremental synergies related to the acquisition of Cooper Industries plc (Cooper).
Electrical Systems and Services

	Three months ended March 31		Increase (decrease)
	2014	2013
Net sales	$1,524	$1,521	—%

Operating profit	169	210	(20)%
Operating margin	11.1%	13.8%

Acquisition integration charges	$26	$5

Before acquisition integration charges
Operating profit	$195	$215	(9)%
Operating margin	12.8%	14.1%
Net sales increased slightly to $1,524 in the first quarter of 2014 from $1,521 in the first quarter of 2013 due to an increase in core sales of 2%, offset by a decrease of 2% from the impact of currency translation. Core sales growth in the first quarter of 2014 was primarily due to continued strength in the United States, partially offset by weakness in Canada and Asia Pacific. Eaton continues to anticipate its Electrical Systems and Services markets will grow 3% for all of 2014.
The operating margin before acquisition integration charges decreased from 14.1% in the first quarter of 2013 to 12.8% in the first quarter of 2014. The decrease in operating margin in the first quarter of 2014 was primarily due to the negative impact of the severe winter weather in North America, which necessitated premium freight and overtime and caused project delays, and unfavorable mix of products.

Hydraulics

	Three months ended March 31		Increase
	2014	2013
Net sales	$782	$756	3%

Operating profit	108	78	38%
Operating margin	13.8%	10.3%

Acquisition integration charges	$4	$12

Before acquisition integration charges
Operating profit	$112	$90	24%
Operating margin	14.3%	11.9%
Net sales increased 3% in the first quarter of 2014 compared to the first quarter of 2013 due to an increase in core sales of 6%, partially offset by a decrease of 3% from the impact of currency translation. The increase in core sales in the first quarter of 2014 was primarily due to improved global demand, particularly in the Americas and Europe. Eaton continues to anticipate its Hydraulics markets will grow 3% for all of 2014.
The operating margin before acquisition integration charges increased from 11.9% in the first quarter of 2013 to 14.3% in the first quarter of 2014. The increase in operating margin in the first quarter of 2014 was primarily due to higher sales volumes, as noted above, and a favorable change in the mix of products.
Aerospace

	Three months ended March 31		Increase (decrease)
	2014	2013
Net sales	$464	$434	7%

Operating profit	62	62	—%
Operating margin	13.4%	14.3%
Net sales increased 7% in the first quarter of 2014 compared to the first quarter of 2013 due to an increase in core sales of 5% and an increase of 2% from the impact of currency translation. The increase in core sales in the first quarter of 2014 was primarily due to continued strength in the commercial markets. Eaton continues to anticipate its Aerospace markets will grow 3% for all of 2014.
The operating margin decreased from 14.3% in the first quarter of 2013 to 13.4% in the first quarter of 2014. The decrease in operating margin in the first quarter of 2014 was primarily due to increased spending on new programs.
Vehicle

	Three months ended March 31		Increase
	2014	2013
Net sales	$996	$939	6%

Operating profit	151	132	14%
Operating margin	15.2%	14.1%
Net sales increased 6% in the first quarter of 2014 compared to the first quarter of 2013 due to an increase in core sales of 9%, partially offset by a decrease of 3% from the impact of currency translation. The increase in core sales in the first quarter of 2014 was primarily due to improved global demand, particularly in the North American markets, partially offset by weakness in South American markets. Eaton now anticipates its Vehicle markets will grow 5% for all of 2014.

The operating margin increased from 14.1% in the first quarter of 2013 to 15.2% in the first quarter of 2014. The increase in operating margin in the first quarter of 2014 was primarily due to higher sales volumes, as noted above.
Corporate Expense

	Three months ended March 31		Increase (decrease)
	2014	2013
Amortization of intangible assets	$110	$107	3%
Interest expense - net	62	75	(17)%
Pension and other postretirement benefits expense	51	38	34%
Inventory step-up adjustment	—	33	NM
Other corporate expense - net	64	70	(9)%
Total corporate expense	$287	$323	(11)%
Total Corporate expense decreased 11% from $323 in the first quarter of 2013 to $287 in the first quarter of 2014 primarily due to the absence in 2014 of the inventory step-up adjustment related to purchase price accounting adjustments associated with the acquisition of Cooper and a decrease of 17% in Interest expense - net related to lower debt levels. These decreases were partially offset by a 34% increase in Pension and other postretirement benefits expense primarily due to increased settlement expense related to the expiry of restrictions on lump sum settlements.
For additional information on business acquisitions, see Note 2 to the Condensed Consolidated Financial Statements.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Financial Condition and Liquidity
Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk. The Company maintains access to the commercial paper markets through a commercial paper program, which is supported by credit facilities in the aggregate principal amount of $2,000. There were no borrowings outstanding under these revolving credit facilities at March 31, 2014. Over the course of a year, cash, short-term investments and short-term debt may fluctuate in order to manage global liquidity. Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business as well as scheduled payments of long-term debt.
Eaton was in compliance with each of its debt covenants for all periods presented.
Sources and Uses of Cash Flow
Operating Cash Flow
Net cash provided by operating activities was $12 in the first three months of 2014, a decrease of $88 compared to $100 in the first three months of 2013. Lower operating cash flow in the first three months of 2014 compared to the first three months of 2013 was primarily due to higher contributions to defined benefits plans.
Investing Cash Flow
Net cash provided by investing activities was $304 in the first three months of 2014, a decrease of $469 compared to $773 in the first three months of 2013. Investing cash flows in 2014 were primarily impacted by a decrease in proceeds from the sale of businesses from $761 in the first three months of 2013 to $3 in the first three months in 2014, primarily related to the sale of Apex Tool Group, LLC in the first three months of 2013, partially offset by increased sales of short-term investments.
Financing Cash Flow
Net cash used in financing activities was $443 in the first three months of 2014, a decrease of $367 compared to $810 in the first three months of 2013. The decrease was primarily due to lower payments on debt borrowings, primarily related to financing the acquisition of Cooper, partially offset by higher cash dividends. For additional information on business acquisitions, see Note 2 to the Condensed Consolidated Financial Statements.

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
There have been no material changes in exposures to market risk since December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES.
      Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act), an evaluation was performed, under the supervision and with the participation of Eaton’s management, including Alexander M. Cutler, Principal Executive Officer, and Richard H. Fearon, Principal Financial Officer, of the effectiveness of the design and operation of Eaton’s disclosure controls and procedures. Based on that evaluation, management concluded that Eaton’s disclosure controls and procedures were effective as of March 31, 2014.
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
Information regarding the Company's current legal proceedings is presented in Note 6 of the Notes to the Condensed Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS.
“Item 1A. Risk Factors” in Eaton's 2013 Form 10-K includes a discussion of the Company's risk factors. There have been no material changes from the risk factors described in the 2013 Form 10-K.

ITEM 6.	EXHIBITS.
Exhibits — See Exhibit Index attached.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON CORPORATION plc
Registrant

Date:	May 5, 2014	By:	/s/ Richard H. Fearon
Richard H. Fearon
Principal Financial Officer
(On behalf of the registrant and as Principal Financial Officer)

Eaton Corporation plc
First Quarter 2014 Report on Form 10-Q
Exhibit Index

3 (i)	Certificate of Incorporation - Incorporated by reference to the Form S-8 filed November 30, 2012

3 (ii)	Amended and restated Memorandum and Articles of Incorporation - Incorporated by reference to the Form 10-Q Report for the three months ended September 30, 2012

4 (a)	Pursuant to Regulation S-K Item 601(b)(4), Eaton agrees to furnish to the SEC, upon request, a copy of the instruments defining the rights of holders of its other long-term debt

10.1	Form of Restricted Share Unit Agreement — Filed in conjunction with this Form 10-Q Report *

12	Ratio of Earnings to Fixed Charges — Filed in conjunction with this Form 10-Q Report *

31.1	Certification of Principal Executive Officer (Pursuant to Rule 13a-14(a)) — Filed in conjunction with this Form 10-Q Report *

31.2	Certification of Principal Financial Officer (Pursuant to Rule 13a-14(a)) — Filed in conjunction with this Form 10-Q Report *

32.1	Certification of Principal Executive Officer (Pursuant to Rule 13a-14(b) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act) — Filed in conjunction with this Form 10-Q Report *

32.2	Certification of Principal Financial Officer (Pursuant to Rule 13a-14(b) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act) — Filed in conjunction with this Form 10-Q Report *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Label Definition Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
_______________________________

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the three months ended March 31, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iii) Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and (v) Notes to Condensed Consolidated Financial Statements for the three months ended March 31, 2014.
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