Form 10-Q
period 2014-06-30
Eaton Corp plc
filed 2014-07-31
CIK 1551182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 475.9 million Ordinary Shares outstanding as of June 30, 2014.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 6. EXHIBITS
SIGNATURES
Exhibit Index
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended June 30		Six months ended June 30
(In millions except for per share data)	2014	2013	2014	2013
Net sales	$5,767	$5,602	$11,259	$10,912

Cost of products sold	4,025	3,870	7,883	7,605
Selling and administrative expense	984	960	1,946	1,918
Litigation settlements	644	—	644	—
Research and development expense	168	161	330	313
Interest expense - net	55	71	117	146
Other (income) expense - net	(166)	6	(171)	(4)
Income before income taxes	57	534	510	934
Income tax (benefit) expense	(115)	37	(103)	57
Net income	172	497	613	877
Less net income for noncontrolling interests	(1)	(3)	(3)	(5)
Net income attributable to Eaton ordinary shareholders	$171	$494	$610	$872

Net income per ordinary share
Diluted	$0.36	$1.04	$1.27	$1.83
Basic	0.36	1.04	1.28	1.84

Weighted-average number of ordinary shares outstanding
Diluted	478.5	476.3	478.7	475.7
Basic	475.9	473.4	475.9	472.6

Cash dividends declared per ordinary share	$0.49	$0.42	$0.98	$0.84

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended June 30		Six months ended June 30
(In millions)	2014	2013	2014	2013
Net income	$172	$497	$613	$877
Less net income for noncontrolling interests	(1)	(3)	(3)	(5)
Net income attributable to Eaton ordinary shareholders	171	494	610	872

Other comprehensive income (loss), net of tax
Currency translation and related hedging instruments	58	(109)	11	(390)
Pensions and other postretirement benefits	23	36	73	89
Cash flow hedges	2	1	2	(5)
Other comprehensive income (loss) attributable to Eaton ordinary shareholders	83	(72)	86	(306)

Total comprehensive income attributable to Eaton ordinary shareholders	$254	$422	$696	$566

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	June 30, 2014	December 31, 2013
Assets
Current assets
Cash	$631	$915
Short-term investments	634	794
Accounts receivable - net	4,010	3,648
Inventory	2,534	2,382
Deferred income taxes	552	577
Prepaid expenses and other current assets	477	415
Total current assets	8,838	8,731

Property, plant and equipment - net	3,793	3,833

Other noncurrent assets
Goodwill	14,377	14,495
Other intangible assets	6,976	7,186
Deferred income taxes	242	240
Other assets	1,032	1,006
Total assets	$35,258	$35,491

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$2	$13
Current portion of long-term debt	416	567
Accounts payable	2,044	1,960
Accrued compensation	373	461
Other current liabilities	2,708	1,913
Total current liabilities	5,543	4,914

Noncurrent liabilities
Long-term debt	8,615	8,969
Pension liabilities	1,222	1,465
Other postretirement benefits liabilities	668	668
Deferred income taxes	1,047	1,313
Other noncurrent liabilities	1,121	1,299
Total noncurrent liabilities	12,673	13,714

Shareholders’ equity
Eaton shareholders’ equity	16,982	16,791
Noncontrolling interests	60	72
Total equity	17,042	16,863
Total liabilities and equity	$35,258	$35,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30
(In millions)	2014	2013
Operating activities
Net income	$613	$877
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	499	490
Deferred income taxes	(256)	30
Pension and other postretirement benefits expense	180	179
Contributions to pension plans	(304)	(244)
Contributions to other postretirement benefits plans	(24)	(29)
Excess tax benefit from equity-based compensation	(20)	(22)
Gain on sale of businesses	(69)	(2)
Changes in working capital	116	(647)
Other - net	(90)	77
Net cash provided by operating activities	645	709

Investing activities
Capital expenditures for property, plant and equipment	(236)	(251)
Sales of short-term investments - net	162	148
Proceeds from sale of businesses	273	761
Other - net	(51)	(52)
Net cash provided by investing activities	148	606

Financing activities
Proceeds from borrowings	—	28
Payments on borrowings	(576)	(977)
Cash dividends paid	(467)	(397)
Exercise of employee stock options	44	78
Repurchase of shares	(99)	—
Excess tax benefit from equity-based compensation	20	22
Other - net	—	(4)
Net cash used in financing activities	(1,078)	(1,250)

Effect of currency on cash	1	(14)
Total (decrease) increase in cash	(284)	51
Cash at the beginning of the period	915	577
Cash at the end of the period	$631	$628

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Amounts are in millions unless indicated otherwise (per share data assume dilution).

Note 1.	BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Eaton Corporation plc (Eaton or the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (US GAAP) for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are necessary for a fair presentation of the condensed consolidated financial statements for the interim periods.
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09). This accounting standard supersedes all existing US GAAP revenue recognition guidance. Under ASU 2014-09, a company will recognize revenue when it transfers the control of promised goods or services to customers in an amount that reflects the consideration which the company expects to collect in exchange for those goods or services. ASU 2014-09 will require additional disclosures in the notes to the consolidated financial statements and is effective for annual and interim reporting periods beginning after December 15, 2016. Eaton is evaluating the impact of ASU 2014-09 and an estimate of the impact to the consolidated financial statements cannot be made at this time.

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

Sale of Aerospace Power Distribution Management Solutions and Integrated Cockpit Solutions
On January 20, 2014, Eaton announced it entered into an agreement to sell the Aerospace Power Distribution Management Solutions and Integrated Cockpit Solutions businesses to Safran for $270. The sale closed on May 9, 2014 and resulted in a pre-tax gain of $156.

Note 3.	ACQUISITION INTEGRATION AND RESTRUCTURING CHARGES
Eaton incurs integration charges and transaction costs related to acquired businesses. A summary of these charges follows:

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
Acquisition integration charges
Electrical Products	$12	$12	$41	$15
Electrical Systems and Services	13	11	39	16
Hydraulics	5	8	9	20
Total business segments	30	31	89	51
Corporate	7	6	14	12
Total acquisition integration charges	37	37	103	63

Transaction costs
Corporate	—	2	—	7
Total transaction costs	—	2	—	7

Total acquisition integration charges and transaction costs before income taxes	$37	$39	$103	$70
Total after income taxes	$23	$25	$67	$47
Per ordinary share - diluted	$0.05	$0.05	$0.14	$0.10
Business segment integration charges in 2014 were related primarily to the integration of Cooper. Business segment integration charges in 2013 were related primarily to the integrations of Cooper, Polimer Kaucuk Sanayi ve Pazarlama, Jeil Hydraulics and Rolec Comercial e Industrial. These charges were included in Cost of products sold or Selling and administrative expense, as appropriate. In Business Segment Information the charges reduced Operating profit of the related business segment.
Corporate integration charges in 2014 and 2013 were related to the acquisition of Cooper. These charges were included in Selling and administrative expense. In Business Segment Information the charges were included in Other corporate income (expense) - net.
Acquisition-related transaction costs, such as investment banking, legal, other professional fees, and costs associated with change in control agreements, are not included as a component of consideration transferred in an acquisition but are expensed as incurred. Acquisition-related transaction costs in 2013 were related to the acquisition of Cooper. These charges were included in Selling and administrative expense, Interest expense - net and Other (income) expense - net. In Business Segment Information the charges were included in Interest expense - net and Other corporate income (expense) - net.
See Note 2 for additional information about business acquisitions.
Restructuring Charges
During 2013, Eaton undertook restructuring activities related to the acquisition and integration of Cooper in an effort to gain efficiencies in selling, marketing, traditional back-office functions and manufacturing and distribution. These actions, comprised primarily of severance costs, resulted in charges totaling $55 and $17 during the first six months of 2014 and 2013, respectively. These restructuring initiatives are expected to continue through 2015.
During April 2014, Eaton undertook certain restructuring activities in an effort to gain efficiencies in the Vehicle, Hydraulics and Aerospace business segments. These actions, comprised primarily of severance costs, resulted in charges totaling $39 in the second quarter of 2014.

Restructuring charges were included in Cost of products sold or Selling and administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment. See Note 12 for additional information about business segments. As of June 30, 2014 and December 31, 2013, liabilities related to restructuring actions totaled $99 and $32, respectively.

Note 4.	GOODWILL
A summary of goodwill follows:

	June 30, 2014	December 31, 2013
Electrical Products	$7,191	$7,189
Electrical Systems and Services	4,467	4,517
Hydraulics	1,389	1,385
Aerospace	973	1,048
Vehicle	357	356
Total goodwill	$14,377	$14,495
The decrease in goodwill was primarily attributable to the sale of Eaton's Aerospace Power Distribution Management Solutions and Integrated Cockpit Solutions businesses. For additional information on the sale of businesses, see Note 2.

Note 5.	RETIREMENT BENEFITS PLANS
The components of retirement benefits expense follow:

	United States pension benefit expense		Non-United States pension benefit expense		Other postretirement benefits expense
	Three months ended June 30
	2014	2013	2014	2013	2014	2013
Service cost	$29	$32	$17	$15	$5	$5
Interest cost	41	37	22	19	10	8
Expected return on plan assets	(62)	(56)	(25)	(21)	(2)	(1)
Amortization	23	33	7	7	2	4
	31	46	21	20	15	16
Settlement loss	14	10	—	—	—	—
Total expense	$45	$56	$21	$20	$15	$16

	United States pension benefit expense		Non-United States pension benefit expense		Other postretirement benefits expense
	Six months ended June 30
	2014	2013	2014	2013	2014	2013
Service cost	$58	$64	$33	$30	$9	$10
Interest cost	81	74	44	39	19	17
Expected return on plan assets	(123)	(113)	(50)	(42)	(3)	(3)
Amortization	46	66	14	14	4	7
	62	91	41	41	29	31
Settlement loss	48	16	—	—	—	—
Total expense	$110	$107	$41	$41	$29	$31

Note 6.	LEGAL CONTINGENCIES
Eaton is subject to a broad range of claims, administrative and legal proceedings such as lawsuits that relate to contractual allegations, tax audits, patent infringement, personal injuries, antitrust matters and employment-related matters. Eaton is also subject to asbestos claims from historic products which may have contained asbestos. Historically, significant insurance coverage has been available to cover costs associated with these claims. Although it is not possible to predict with certainty the outcome or cost of these matters, the Company believes they will not have a material adverse effect on the consolidated financial statements.
In December 2010, a Brazilian court held that a judgment obtained by a Brazilian company, Raysul, against another Brazilian company, Saturnia, which was sold by Eaton in 2006, could be enforced against Eaton Ltda. This judgment is based on an alleged violation of an agency agreement between Raysul and Saturnia. At June 30, 2014, the Company has a total accrual of 80 Brazilian Reais related to this matter ($36 based on current exchange rates), comprised of 60 Brazilian Reais recognized in the fourth quarter of 2010 ($27 based on current exchange rates) with an additional 20 Brazilian Reais recognized through June 30, 2014 ($9 based on current exchange rates). In 2010, Eaton filed motions for clarification with the Brazilian court of appeals which were denied on April 6, 2011. Eaton Holding and Eaton Ltda. filed appeals on various issues to the Superior Court of Justice in Brasilia. In April 2013, the Superior Court of Justice ruled in favor of Raysul. Additional motions for clarification have been filed with the Superior Court of Justice in Brasilia and an additional appeal is being considered. The Company expects that any sum it may be required to pay in connection with this matter will not exceed the amount of the recorded liability.
On October 5, 2006, ZF Meritor LLC and Meritor Transmission Corporation (collectively, Meritor) filed an action against Eaton in the United States District Court for Delaware. The action sought damages, which would be trebled under United States antitrust laws, as well as injunctive relief and costs. The suit alleged that Eaton engaged in anti-competitive conduct against Meritor in the sale of heavy-duty truck transmissions in North America. On June 23, 2014, Eaton announced it signed a settlement agreement with Meritor in the amount of $500 that resolved the lawsuit and removed the uncertainty of a trial and appeal process. On July 16, 2014, Eaton paid Meritor the $500.
Frisby Corporation, now known as Triumph Actuation Systems, LLC, and other claimants (collectively, Triumph) asserted claims alleging, among other things, unfair competition, defamation, malicious prosecution, deprivation of civil rights, and antitrust in the Hinds County Circuit Court of Mississippi in 2004 and in the Federal District Court of North Carolina in 2011. Eaton had asserted claims against Triumph regarding improper use of trade secrets and these claims were dismissed by the Hinds County Circuit Court. On June 18, 2014, Eaton announced it signed a settlement agreement with Triumph in the amount of $147.5 that resolved all claims and lawsuits and removed the uncertainty of a trial and appeal process. On July 8, 2014, Eaton paid Triumph the $147.5.

Note 7.	INCOME TAXES
The effective income tax rate for the second quarter and first six months of 2014 was a benefit of 203% and 20%, respectively, compared to expense of 7% and 6% for the second quarter and first six months of 2013, respectively. Excluding the litigation settlements and related legal costs, as well as the gain on the sale of Eaton's Aerospace Power Distribution Management Solutions and Integrated Cockpit Solutions businesses, which represents a total pre-tax expense of $494 and occurred in the second quarter of 2014, the effective income tax rate was expense of 8% for the second quarter of 2014 compared to 7% for the second quarter of 2013 and 6% for the first six months of 2014 and 2013. See Note 6 and Note 2 for additional information about legal contingencies and the sale of businesses, respectively.
During the next 12 months, the Company expects to reduce its uncertain tax position related to an international tax settlement by $43 as the result of negotiations with a government outside of Ireland and the United States. Resolution of this issue is not expected to have a material impact on the Company’s consolidated financial statements.

Note 8.	EQUITY
Eaton has an ordinary share repurchase program (2013 Program) that authorizes the repurchase of 40 million ordinary shares. During the second quarter of 2014, 1.4 million ordinary shares were repurchased under the 2013 Program in the open market at a total cost of $99.

The changes in Shareholders’ equity follow:

	Eaton shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2013	$16,791	$72	$16,863
Net income	610	3	613
Other comprehensive income	86	—	86
Cash dividends paid	(467)	—	(467)
Issuance of shares under equity-based compensation plans - net	78	—	78
Repurchase of shares	(99)	—	(99)
Change in capital	(17)	(15)	(32)
Balance at June 30, 2014	$16,982	$60	$17,042
The changes in Accumulated other comprehensive (loss) income follow:

	Currency translation and related hedging instruments	Pensions and other postretirement benefits	Cash flow hedges	Total
Balance at December 31, 2013	$(395)	$(1,170)	$5	$(1,560)
Other comprehensive (loss) income before reclassifications	11	3	4	18
Amounts reclassified from Accumulated other comprehensive (loss) income	—	70	(2)	68
Net current-period other comprehensive (loss) income	11	73	2	86
Balance at June 30, 2014	$(384)	$(1,097)	$7	$(1,474)
The reclassifications out of Accumulated other comprehensive loss follow:

	Six months ended June 30, 2014	Consolidated Statements of Income classification
Amortization of defined benefit pension items
Actuarial loss	$(112)	[1]
Tax benefit	42
Total, net of tax	(70)

Gains (loss) on cash flow hedges
Floating-to-fixed interest rate swaps	(1)	Interest expense - net
Currency exchange contracts	4	Cost of products sold
	3
Tax expense	(1)
Total, net of tax	2

Total reclassifications for the period	$(68)
1 These components of Accumulated other comprehensive loss are included in the computation of net periodic pension cost. See Note 5 for additional information about defined benefit pension items.

Net Income per Ordinary Share
A summary of the calculation of net income per ordinary share attributable to shareholders follows:

	Three months ended June 30		Six months ended June 30
(Shares in millions)	2014	2013	2014	2013
Net income attributable to Eaton ordinary shareholders	$171	$494	$610	$872

Weighted-average number of ordinary shares outstanding - diluted	478.5	476.3	478.7	475.7
Less dilutive effect of equity-based compensation	2.6	2.9	2.8	3.1
Weighted-average number of ordinary shares outstanding - basic	475.9	473.4	475.9	472.6

Net income per ordinary share
Diluted	$0.36	$1.04	$1.27	$1.83
Basic	0.36	1.04	1.28	1.84
For the second quarter and first six months of 2014, 0.5 million and 0.3 million stock options, respectively, were excluded from the calculation of diluted net income per ordinary share because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive. For the second quarter and first six months 2013, 0.2 million and 0.1 million stock options, respectively, were excluded from the calculation of diluted net income per ordinary share because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive.

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
A summary of financial instruments recognized at fair value, and the fair value measurements used, follows:

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
June 30, 2014
Cash	$631	$631	$—	$—
Short-term investments	634	634	—	—
Net derivative contracts	43	—	43	—
Long-term debt converted to floating interest rates by interest rate swaps - net	34	—	34	—

December 31, 2013
Cash	$915	$915	$—	$—
Short-term investments	794	794	—	—
Net derivative contracts	(35)	—	(35)	—
Long-term debt converted to floating interest rates by interest rate swaps - net	(39)	—	(39)	—

Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities. No financial instruments were recognized using unobservable inputs.
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $9,031 and fair value of $9,444 at June 30, 2014 compared to $9,536 and $9,665, respectively, at December 31, 2013. The fair value of Eaton's debt instruments were estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and are considered a Level 2 fair value measurement.

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
Eaton uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against foreign currency exposure (net investment hedges). Foreign currency denominated debt designated on an after-tax basis as non-derivative net investment hedging instruments was $99 and $95 at June 30, 2014 and December 31, 2013, respectively.

Derivative Financial Statement Impacts
The fair value of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets follows:

	Notional amount	Other current assets	Other long-term assets	Other current liabilities	Other long-term liabilities	Type of hedge	Term
June 30, 2014
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$3,440	$—	$60	$—	$26	Fair value	3 to 20 years
Currency exchange contracts	490	14	—	4	—	Cash flow	1 to 36 months
Commodity contracts	1	—	—	—	—	Cash flow	1 to 12 months
Total		$14	$60	$4	$26

Derivatives not designated as hedges
Currency exchange contracts	$4,894	$18		$19			1 to 12 months
Commodity contracts	14	—		—			1 to 12 months
Total		$18		$19

December 31, 2013
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$3,090	$1	$36	$—	$76	Fair value	3 months to 20 years
Floating-to-fixed interest rate swaps	300	—	—	1	—	Cash flow	6 months
Currency exchange contracts	393	12	—	3	—	Cash flow	12 to 36 months
Commodity contracts	1	—	—	—	—	Cash flow	1 to 12 months
Total		$13	$36	$4	$76

Derivatives not designated as hedges
Currency exchange contracts	$4,277	$22		$26			1 to 12 months
Total		$22		$26

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
Amounts recognized in Accumulated other comprehensive income (loss) follow:

	Three months ended June 30
	2014		2013
	Gain (loss) recognized in Accumulated other comprehensive income (loss)	Gain (loss) reclassified from Accumulated other comprehensive income (loss)	Gain (loss) recognized in Accumulated other comprehensive income (loss)	Gain (loss) reclassified from Accumulated other comprehensive income (loss)
Derivatives designated as cash flow hedges
Floating-to-fixed interest rate swaps	$—	$(1)	$—	$(1)
Currency exchange contracts	3	2	1	—
Commodity contracts	—	—	(1)	(1)
Total	$3	$1	$—	$(2)

	Six months ended June 30
	2014		2013
	Gain (loss) recognized in Accumulated other comprehensive income (loss)	Gain (loss) reclassified from Accumulated other comprehensive income (loss)	Gain (loss) recognized in Accumulated other comprehensive income (loss)	Gain (loss) reclassified from Accumulated other comprehensive income (loss)
Derivatives designated as cash flow hedges
Floating-to-fixed interest rate swaps	$—	$(1)	$—	$(1)
Currency exchange contracts	5	4	(8)	1
Commodity contracts	—	—	(1)	(1)
Total	$5	$3	$(9)	$(1)
Gains and losses reclassified from Accumulated other comprehensive income (loss) to the Consolidated Statements of Income were recognized in Cost of products sold and Interest expense - net.
Amounts recognized in net income follow:

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
Derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps	$44	$(80)	$73	$(88)
Related long-term debt converted to floating interest rates by interest rate swaps	(44)	80	(73)	88
	$—	$—	$—	$—
Gains and losses described above were recognized in Interest expense - net.

Note 11.	INVENTORY
The components of inventory follow:

	June 30, 2014	December 31, 2013
Raw materials	$1,082	$955
Work-in-process	343	428
Finished goods	1,229	1,115
Inventory at FIFO	2,654	2,498
Excess of FIFO over LIFO cost	(120)	(116)
Total inventory	$2,534	$2,382

Note 12.	BUSINESS SEGMENT INFORMATION
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance. Eaton’s operating segments are Electrical Products, Electrical Systems and Services, Hydraulics, Aerospace and Vehicle. Operating profit includes the operating profit from intersegment sales. For additional information regarding Eaton’s business segments, see Note 14 to the Consolidated Financial Statements contained in the 2013 Form 10-K.

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
Net sales
Electrical Products	$1,832	$1,758	$3,558	$3,418
Electrical Systems and Services	1,628	1,624	3,152	3,145
Hydraulics	787	772	1,569	1,528
Aerospace	486	446	950	880
Vehicle	1,034	1,002	2,030	1,941
Total net sales	$5,767	$5,602	$11,259	$10,912

Segment operating profit
Electrical Products	$300	$272	$550	$513
Electrical Systems and Services	194	227	363	437
Hydraulics	94	104	202	182
Aerospace	69	67	131	129
Vehicle	155	172	306	304
Total segment operating profit	812	842	1,552	1,565

Corporate
Litigation settlements	(644)	—	(644)	—
Amortization of intangible assets	(109)	(108)	(219)	(215)
Interest expense - net	(55)	(71)	(117)	(146)
Pension and other postretirement benefits expense	(32)	(43)	(83)	(81)
Inventory step-up adjustment	—	(1)	—	(34)
Other corporate income (expense) - net	85	(85)	21	(155)
Income before income taxes	57	534	510	934
Income tax (benefit) expense	(115)	37	(103)	57
Net income	172	497	613	877
Less net income for noncontrolling interests	(1)	(3)	(3)	(5)
Net income attributable to Eaton ordinary shareholders	$171	$494	$610	$872

Note 13.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
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

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2014

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$1,750	$1,779	$3,354	$(1,116)	$5,767

Cost of products sold	—	1,378	1,288	2,473	(1,114)	4,025
Selling and administrative expense	(2)	370	193	423	—	984
Litigation settlements	—	644	—	—	—	644
Research and development expense	—	62	52	54	—	168
Interest expense (income) - net	—	55	6	(8)	2	55
Other income - net	—	(50)	(95)	(21)	—	(166)
Equity in (earnings) loss of subsidiaries, net of tax	(231)	(258)	(269)	167	591	—
Intercompany expense (income) - net	62	(46)	147	(163)	—	—
Income (loss) before income taxes	171	(405)	457	429	(595)	57
Income tax (benefit) expense	—	(229)	78	37	(1)	(115)
Net income (loss)	171	(176)	379	392	(594)	172
Less net income for noncontrolling interests	—	—	—	(1)	—	(1)
Net income (loss) attributable to Eaton ordinary shareholders	$171	$(176)	$379	$391	$(594)	$171

Other comprehensive income	$83	$36	$88	$126	$(250)	$83
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$254	$(140)	$467	$517	$(844)	$254
CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2013

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$1,743	$1,626	$3,420	$(1,187)	$5,602

Cost of products sold	—	1,353	1,179	2,525	(1,187)	3,870
Selling and administrative expense	2	360	183	415	—	960
Research and development expense	—	64	51	46	—	161
Interest expense (income) - net	—	69	7	(5)	—	71
Other expense (income) - net	—	19	14	(27)	—	6
Equity in (earnings) loss of subsidiaries, net of tax	(569)	(299)	395	(239)	712	—
Intercompany expense (income) - net	61	(112)	(860)	911	—	—
Income (loss) before income taxes	506	289	657	(206)	(712)	534
Income tax expense (benefit)	12	(43)	20	48	—	37
Net income (loss)	494	332	637	(254)	(712)	497
Less net income for noncontrolling interests	—	—	—	(3)	—	(3)
Net income (loss) attributable to Eaton ordinary shareholders	$494	$332	$637	$(257)	$(712)	$494

Other comprehensive loss	$(72)	$(42)	$(70)	$(180)	$292	$(72)
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$422	$290	$567	$(437)	$(420)	$422

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2014

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$3,417	$3,420	$6,645	$(2,223)	$11,259

Cost of products sold	—	2,720	2,506	4,865	(2,208)	7,883
Selling and administrative expense	—	731	393	822	—	1,946
Litigation settlements	—	644	—	—	—	644
Research and development expense	—	122	102	106	—	330
Interest expense (income) - net	—	114	13	(14)	4	117
Other income - net	—	(45)	(92)	(34)	—	(171)
Equity in (earnings) loss of subsidiaries, net of tax	(700)	(465)	(754)	(34)	1,953	—
Intercompany expense (income) - net	90	(117)	267	(240)	—	—
Income (loss) before income taxes	610	(287)	985	1,174	(1,972)	510
Income tax (benefit) expense	—	(254)	71	86	(6)	(103)
Net income (loss)	610	(33)	914	1,088	(1,966)	613
Less net income for noncontrolling interests	—	—	—	(3)	—	(3)
Net income (loss) attributable to Eaton ordinary shareholders	$610	$(33)	$914	$1,085	$(1,966)	$610

Other comprehensive income	$86	$64	$111	$111	$(286)	$86
Total comprehensive income attributable to Eaton ordinary shareholders	$696	$31	$1,025	$1,196	$(2,252)	$696
CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2013

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$3,331	$3,199	$6,693	$(2,311)	$10,912

Cost of products sold	—	2,592	2,374	4,950	(2,311)	7,605
Selling and administrative expense	4	701	381	832	—	1,918
Research and development expense	—	122	98	93	—	313
Interest expense (income) - net	—	143	14	(11)	—	146
Other expense (income) - net	—	14	22	(40)	—	(4)
Equity in (earnings) loss of subsidiaries, net of tax	(1,013)	(608)	(172)	(405)	2,198	—
Intercompany expense (income) - net	125	(214)	(684)	773	—	—
Income before income taxes	884	581	1,166	501	(2,198)	934
Income tax expense (benefit)	12	(45)	(17)	107	—	57
Net income	872	626	1,183	394	(2,198)	877
Less net income for noncontrolling interests	—	—	—	(5)	—	(5)
Net income attributable to Eaton ordinary shareholders	$872	$626	$1,183	$389	$(2,198)	$872

Other comprehensive loss	$(306)	$(64)	$(303)	$(571)	$938	$(306)
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$566	$562	$880	$(182)	$(1,260)	$566

CONDENSED CONSOLIDATING BALANCE SHEETS JUNE 30, 2014

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Assets
Current assets
Cash	$20	$45	$20	$546	$—	$631
Short-term investments	—	—	289	345	—	634
Accounts receivable - net	—	530	1,026	2,454	—	4,010
Intercompany accounts receivable	12	708	3,557	6,027	(10,304)	—
Inventory	—	384	651	1,550	(51)	2,534
Prepaid expenses and other current assets	—	480	135	398	16	1,029
Total current assets	32	2,147	5,678	11,320	(10,339)	8,838

Property, plant and equipment - net	—	960	754	2,079	—	3,793

Other noncurrent assets
Goodwill	—	1,355	6,243	6,779	—	14,377
Other intangible assets	—	203	3,902	2,871	—	6,976
Deferred income taxes	—	1,024	7	149	(938)	242
Investment in subsidiaries	25,743	9,333	41,553	9,000	(85,629)	—
Intercompany loans receivable	—	8,037	2,399	20,279	(30,715)	—
Other assets	—	449	141	442	—	1,032
Total assets	$25,775	$23,508	$60,677	$52,919	$(127,621)	$35,258

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$—	$—	$—	$2	$—	$2
Current portion of long-term debt	—	103	310	3	—	416
Accounts payable	—	491	406	1,147	—	2,044
Intercompany accounts payable	35	3,861	3,155	3,253	(10,304)	—
Accrued compensation	—	62	50	261	—	373
Other current liabilities	1	1,313	326	1,070	(2)	2,708
Total current liabilities	36	5,830	4,247	5,736	(10,306)	5,543

Noncurrent liabilities
Long-term debt	—	7,659	942	16	(2)	8,615
Pension liabilities	—	382	82	758	—	1,222
Other postretirement benefits liabilities	—	402	171	95	—	668
Deferred income taxes	—	—	1,265	720	(938)	1,047
Intercompany loans payable	8,757	2,869	18,228	861	(30,715)	—
Other noncurrent liabilities	—	500	158	463	—	1,121
Total noncurrent liabilities	8,757	11,812	20,846	2,913	(31,655)	12,673

Shareholders’ equity
Eaton shareholders' equity	16,982	5,866	35,584	44,216	(85,666)	16,982
Noncontrolling interests	—	—	—	54	6	60
Total equity	16,982	5,866	35,584	44,270	(85,660)	17,042
Total liabilities and equity	$25,775	$23,508	$60,677	$52,919	$(127,621)	$35,258

CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2013

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Assets
Current assets
Cash	$3	$51	$10	$851	$—	$915
Short-term investments	—	—	134	660	—	794
Accounts receivable - net	—	473	922	2,253	—	3,648
Intercompany accounts receivable	5	471	3,368	4,470	(8,314)	—
Inventory	—	344	609	1,466	(37)	2,382
Prepaid expenses and other current assets	—	458	175	350	9	992
Total current assets	8	1,797	5,218	10,050	(8,342)	8,731

Property, plant and equipment - net	—	982	761	2,090	—	3,833

Other noncurrent assets
Goodwill	—	1,382	6,350	6,763	—	14,495
Other intangible assets	—	211	3,996	2,979	—	7,186
Deferred income taxes	—	839	3	145	(747)	240
Investment in subsidiaries	24,940	8,853	40,776	8,473	(83,042)	—
Intercompany loans receivable	—	8,019	2,518	18,776	(29,313)	—
Other assets	—	450	186	370	—	1,006
Total assets	$24,948	$22,533	$59,808	$49,646	$(121,444)	$35,491

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$—	$—	$—	$13	$—	$13
Current portion of long-term debt	—	552	—	15	—	567
Accounts payable	—	440	380	1,140	—	1,960
Intercompany accounts payable	4	3,751	3,288	1,271	(8,314)	—
Accrued compensation	—	140	37	284	—	461
Other current liabilities	5	547	400	965	(4)	1,913
Total current liabilities	9	5,430	4,105	3,688	(8,318)	4,914

Noncurrent liabilities
Long-term debt	—	7,693	1,266	16	(6)	8,969
Pension liabilities	—	546	131	788	—	1,465
Other postretirement benefits liabilities	—	402	171	95	—	668
Deferred income taxes	—	—	1,303	757	(747)	1,313
Intercompany loans payable	8,148	2,113	18,207	845	(29,313)	—
Other noncurrent liabilities	—	652	162	485	—	1,299
Total noncurrent liabilities	8,148	11,406	21,240	2,986	(30,066)	13,714

Shareholders’ equity
Eaton shareholders' equity	16,791	5,697	34,463	42,906	(83,066)	16,791
Noncontrolling interests	—	—	—	66	6	72
Total equity	16,791	5,697	34,463	42,972	(83,060)	16,863
Total liabilities and equity	$24,948	$22,533	$59,808	$49,646	$(121,444)	$35,491

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2014

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash provided by (used in) operating activities	$52	$(273)	$7	$859	$—	$645

Investing activities
Capital expenditures for property, plant and equipment	—	(51)	(61)	(124)	—	(236)
(Purchases) sales of short-term investments - net	—	—	(155)	317	—	162
Loans to affiliates	—	(151)	—	(3,191)	3,342	—
Repayments of loans from affiliates	—	176	187	2,454	(2,817)	—
Proceeds from sale of business	—	93	175	5	—	273
Other - net	—	(26)	5	(30)	—	(51)
Net cash provided by (used in) investing activities	—	41	151	(569)	525	148

Financing activities
Payments on borrowings	—	(551)	(1)	(24)	—	(576)
Proceeds from borrowings from affiliates	327	2,754	254	7	(3,342)	—
Payments on borrowings from affiliates	(15)	(2,125)	(320)	(357)	2,817	—
Other intercompany financing activities	219	84	(81)	(222)	—	—
Cash dividends paid	(467)	—	—	—	—	(467)
Exercise of employee stock options	—	44	—	—	—	44
Repurchase of shares	(99)	—	—	—	—	(99)
Excess tax benefit from equity-based compensation	—	20	—	—	—	20
Net cash (used in) provided by financing activities	(35)	226	(148)	(596)	(525)	(1,078)

Effect of currency on cash	—	—	—	1	—	1
Total increase (decrease) in cash	17	(6)	10	(305)	—	(284)
Cash at the beginning of the period	3	51	10	851	—	915
Cash at the end of the period	$20	$45	$20	$546	$—	$631

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2013

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash provided by (used in) operating activities	$71	$234	$557	$(151)	$(2)	$709

Investing activities
Capital expenditures for property, plant and equipment	—	(86)	(34)	(131)	—	(251)
Sales of short-term investments - net	—	25	21	102	—	148
Loans to affiliates	—	(50)	—	(1,912)	1,962	—
Repayments of loans from affiliates	—	28	88	1,876	(1,992)	—
Proceeds from sale of business	—	—	—	761	—	761
Other - net	—	(18)	(13)	(21)	—	(52)
Net cash (used in) provided by investing activities	—	(101)	62	675	(30)	606

Financing activities
Proceeds from borrowings	—	17	—	11	—	28
Payments on borrowings	—	(972)	(1)	(4)	—	(977)
Proceeds from borrowings from affiliates	—	1,560	352	50	(1,962)	—
Payments on borrowings from affiliates	—	(1,688)	(188)	(116)	1,992	—
Other intercompany financing activities	323	840	(789)	(374)	—	—
Cash dividends paid	(397)	—	—	—	—	(397)
Cash dividends paid to affiliates	—	—	—	(2)	2	—
Exercise of employee stock options	—	78	—	—	—	78
Excess tax benefit from equity-based compensation	—	22	—	—	—	22
Other - net	—	—	—	(4)	—	(4)
Net cash used in financing activities	(74)	(143)	(626)	(439)	32	(1,250)

Effect of currency on cash	—	—	—	(14)	—	(14)
Total (decrease) increase in cash	(3)	(10)	(7)	71	—	51
Cash at the beginning of the period	7	54	14	502	—	577
Cash at the end of the period	$4	$44	$7	$573	$—	$628

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Amounts are in millions of dollars or shares unless indicated otherwise (per share data assume dilution).

COMPANY OVERVIEW
Eaton Corporation plc (Eaton or the Company) is a power management company providing energy-efficient solutions that help its customers effectively manage electrical, hydraulic and mechanical power. With 2013 net sales of $22.0 billion, the Company is a global technology leader in electrical products, systems and services for power quality, distribution and control, power transmission, lighting and wiring products; hydraulics components, systems and services for industrial and mobile equipment; aerospace fuel, hydraulics and pneumatic systems for commercial and military use; and truck and automotive drivetrain and powertrain systems for performance, fuel economy and safety. Eaton has approximately 103,000 employees in over 60 countries and sells products to customers in more than 175 countries.

Summary of Results of Operations
During the second quarter of 2014, the Company's results of operations were impacted by the litigation settlements, partially offset by the gain on the divestiture of Eaton's Aerospace Power Distribution Management Solutions and Integrated Cockpit Solutions businesses. Additional information on the litigation settlements and sale of businesses is presented in Note 6 and Note 2, respectively, to the Condensed Consolidated Financial Statements.
A summary of Eaton’s Net sales, Net income attributable to Eaton ordinary shareholders, and Net income per ordinary share-diluted follows:

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
Net sales	$5,767	$5,602	$11,259	$10,912
Net income attributable to Eaton ordinary shareholders	171	494	610	872
Net income per ordinary share - diluted	$0.36	$1.04	$1.27	$1.83

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

Consolidated Financial Results

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
	2014	2013		2014	2013
Net sales	$5,767	$5,602	3%	$11,259	$10,912	3%
Gross profit	1,742	1,732	1%	3,376	3,307	2%
Percent of net sales	30.2%	30.9%		30.0%	30.3%
Income before income taxes	57	534	(89)%	510	934	(45)%
Net income	$172	$497	(65)%	$613	$877	(30)%
Less net income for noncontrolling interests	(1)	(3)		(3)	(5)
Net income attributable to Eaton ordinary shareholders	171	494	(65)%	610	872	(30)%
Excluding acquisition integration charges and transaction costs (after-tax)	23	25		67	47
Operating earnings	$194	$519	(63)%	$677	$919	(26)%

Net income per ordinary share - diluted	$0.36	$1.04	(65)%	$1.27	$1.83	(31)%
Excluding per share impact of acquisition integration charges and transaction costs (after-tax)	0.05	0.05		0.14	0.10
Operating earnings per ordinary share	$0.41	$1.09	(62)%	$1.41	$1.93	(27)%
Net Sales
Net sales in the second quarter and first six months of 2014 increased 3% compared to the second quarter and first six months of 2013 due to an increase in core sales. The increase in core sales is primarily due to modest growth in the Company's end markets. Eaton continues to anticipate its end markets will grow 3% for all of 2014.
Gross Profit
The gross profit margin decreased slightly for the second quarter and the first six months of 2014 from the second quarter and first six months of 2013, respectively. The decrease in gross profit margin was primarily due to certain restructuring activities Eaton undertook in April 2014 in an effort to gain efficiencies in the Vehicle, Hydraulics and Aerospace business segments. For additional information related to restructuring activities, see Note 3 to the Condensed Consolidated Financial Statements.
Income Taxes
The effective income tax rate for the second quarter and first six months of 2014 was a benefit of 203% and 20%, respectively, compared to expense of 7% and 6% for the second quarter and first six months of 2013, respectively. Excluding the litigation settlements and related legal costs, as well as the gain on the sale of Eaton's Aerospace Power Distribution Management Solutions and Integrated Cockpit Solutions businesses, which represents a total pre-tax expense of $494 and occurred in the second quarter of 2014, the effective income tax rate was expense of 8% for the second quarter of 2014 compared to 7% for the second quarter of 2013 and 6% for the first six months of 2014 and 2013. See Note 6 and Note 2 for additional information about legal contingencies and the sale of businesses, respectively.
Net Income
Net income attributable to Eaton ordinary shareholders of $171 in the second quarter of 2014 decreased 65% compared to Net income attributable to Eaton ordinary shareholders of $494 in the second quarter of 2013. Net income per ordinary share of $0.36 in the second quarter of 2014 decreased 65% compared to Net income per ordinary share of $1.04 in the second quarter of 2013. Net income attributable to Eaton ordinary shareholders of $610 in the first six months of 2014 decreased 30% compared to Net income of $872 in the first six months of 2013. Net income per ordinary share of $1.27 in the first six months of 2014 decreased 31% from Net income per ordinary share of $1.83 in the first six months of 2013. The decrease in Net income attributable to Eaton ordinary shareholders and Net income per ordinary share in the second quarter and the first six months of 2014 was primarily due to the litigation settlements, partially offset by the sale of Eaton's Aerospace Power Distribution Management Solutions and Integrated Cockpit Solutions businesses, as noted above.

Business Segment Results of Operations
The following is a discussion of Net sales, operating profit and operating margin by business segment, which includes a discussion of operating profit and operating profit margin before acquisition integration charges. For additional information related to acquisition integration charges, see Note 3 to the Condensed Consolidated Financial Statements.
Electrical Products

	Three months ended June 30		Increase	Six months ended June 30		Increase
	2014	2013		2014	2013
Net sales	$1,832	$1,758	4%	$3,558	$3,418	4%

Operating profit	300	272	10%	550	513	7%
Operating margin	16.4%	15.5%		15.5%	15.0%

Acquisition integration charges	$12	$12		$41	$15

Before acquisition integration charges
Operating profit	$312	$284	10%	$591	$528	12%
Operating margin	17.0%	16.2%		16.6%	15.4%
Net sales increased 4% in the second quarter and the first six months of 2014 compared to the second quarter and the first six months of 2013 due to an increase in core sales. Core sales growth in the second quarter and the first six months of 2014 was due to strength in North American markets. Eaton continues to anticipate its Electrical Products markets will grow 3% for all of 2014.
Operating margin before acquisition integration charges increased from 16.2% in the second quarter of 2013 to 17.0% in the second quarter of 2014. Operating margin before acquisition integration charges increased from 15.4% in the first six months of 2013 to 16.6% in the first six months of 2014. The increase in operating margin in both the second quarter and first six months of 2014 was due to higher sales volumes, as noted above, and incremental synergies related to the acquisition of Cooper Industries plc.
Electrical Systems and Services

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
	2014	2013		2014	2013
Net sales	$1,628	$1,624	—%	$3,152	$3,145	—%

Operating profit	194	227	(15)%	363	437	(17)%
Operating margin	11.9%	14.0%		11.5%	13.9%

Acquisition integration charges	$13	$11		$39	$16

Before acquisition integration charges
Operating profit	$207	$238	(13)%	$402	$453	(11)%
Operating margin	12.7%	14.7%		12.8%	14.4%
Net sales increased slightly in the second quarter and first six months of 2014 from the second quarter and first six months of 2013, respectively, due to an increase in core sales of 1%, offset by a decrease of 1% from the impact of currency translation. Core sales growth in the second quarter and first six months of 2014 was primarily due to growth in North America and Europe. Eaton continues to anticipate its Electrical Systems and Services markets will grow 3% for all of 2014.
Operating margin before acquisition integration charges decreased from 14.7% in the second quarter of 2013 to 12.7% in the second quarter of 2014. Operating margin before acquisition integration charges decreased from 14.4% in the first six months of 2013 to 12.8% in the first six months of 2014. The decrease in operating margin in the second quarter and first six months of 2014 was primarily due to higher logistics costs, unfavorable mix, and pricing pressures.

Hydraulics

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
	2014	2013		2014	2013
Net sales	$787	$772	2%	$1,569	$1,528	3%

Operating profit	94	104	(10)%	202	182	11%
Operating margin	11.9%	13.5%		12.9%	11.9%

Acquisition integration charges	$5	$8		$9	$20

Before acquisition integration charges
Operating profit	$99	$112	(12)%	$211	$202	4%
Operating margin	12.6%	14.5%		13.4%	13.2%
Net sales increased 2% in the second quarter of 2014 compared to the second quarter of 2013 due to an increase in core sales. Net sales increased 3% in the first six months of 2014 compared to the first six months of 2013 due to an increase in core sales of 4%, partially offset by a decrease of 1% from the impact of currency translation. The increase in core sales in the second quarter and first six months of 2014 was primarily due to strength in industrial applications, partially offset by weakness in the global agricultural equipment market and the China construction equipment market. Eaton now anticipates its Hydraulics markets will grow 1% for all of 2014.
Operating margin before acquisition integration charges decreased from 14.5% in the second quarter of 2013 to 12.6% in the second quarter of 2014. Operating margin before acquisition integration charges increased from 13.2% in the first six months of 2013 to 13.4% in the first six months of 2014. The decrease in operating margin in the second quarter of 2014 was primarily due to certain restructuring activities Eaton undertook in April 2014 in an effort to gain efficiencies in the segment. The increase in operating margin in the first six months of 2014 was primarily due to higher sales volumes, as noted above, partially offset by the restructuring charges described above.
Aerospace

	Three months ended June 30		Increase	Six months ended June 30		Increase
	2014	2013		2014	2013
Net sales	$486	$446	9%	$950	$880	8%

Operating profit	69	67	3%	131	129	2%
Operating margin	14.2%	15.0%		13.8%	14.7%
Net sales increased 9% in the second quarter of 2014 compared to the second quarter of 2013 due to an increase in core sales of 10% and an increase of 2% from the impact of currency translation, partially offset by a decrease of 3% from the divestiture of Eaton's Aerospace Power Distribution Management Solutions and Integrated Cockpit Solutions businesses. Net sales increased 8% in the first six months of 2014 compared to the first six months of 2013 due to an increase in core sales of 8% and an increase of 2% from the impact of currency translation, partially offset by a decrease of 2% from the divestiture of Eaton's Aerospace Power Distribution Management Solutions and Integrated Cockpit Solutions businesses. The increase in core sales in the second quarter and first six months of 2014 was primarily due to continued strength in commercial OEM markets as well as growth in the commercial aftermarket. Eaton continues to anticipate its Aerospace markets will grow 3% for all of 2014.
Operating margin decreased from 15.0% in the second quarter of 2013 to 14.2% in the second quarter of 2014. Operating margin decreased from 14.7% in the first six months of 2013 to 13.8% in the first six months of 2014. The decrease in operating margin in the second quarter and first six months of 2014 was primarily due to certain restructuring activities Eaton undertook in April 2014 in an effort to gain efficiencies in the segment.

Vehicle

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
	2014	2013		2014	2013
Net sales	$1,034	$1,002	3%	$2,030	$1,941	5%

Operating profit	155	172	(10)%	306	304	1%
Operating margin	15.0%	17.2%		15.1%	15.7%
Net sales increased 3% in the second quarter of 2014 compared to the second quarter of 2013 due to an increase in core sales. Net sales increased 5% in the first six months of 2014 compared to the first six months of 2013 due to an increase in core sales of 6%, partially offset by a decrease of 1% from the impact of currency translation. The increase in core sales in the second quarter and first six months of 2014 was primarily due to improved global demand, particularly in North American markets, partially offset by weakness in South American markets. Eaton continues to anticipate its Vehicle markets will grow 5% for all of 2014.
Operating margin decreased from 17.2% in the second quarter of 2013 to 15.0% in the second quarter of 2014. Operating margin decreased from 15.7% in the first six months of 2013 to 15.1% in the first six months of 2014. The decrease in operating margin in the second quarter and first six months of 2014 was primarily due to certain restructuring activities Eaton undertook in April 2014 in an effort to gain efficiencies in the segment.
Corporate Expense

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
	2014	2013		2014	2013
Litigation settlements	$644	$—	NM	$644	$—	NM
Amortization of intangible assets	109	108	1%	219	215	2%
Interest expense - net	55	71	(23)%	117	146	(20)%
Pension and other postretirement benefits expense	32	43	(26)%	83	81	2%
Inventory step-up adjustment	—	1	NM	—	34	NM
Other corporate (income) expense - net	(85)	85	(200)%	(21)	155	(114)%
Total corporate expense	$755	$308	145%	$1,042	$631	65%
Total Corporate expense increased 145% from $308 in the second quarter of 2013 to $755 in the second quarter of 2014 and 65% from $631 in the first six months of 2013 to $1,042 in the first six months of 2014 primarily due to litigation settlements totaling $644, partially offset by a decrease in Other corporate (income) expense - net due to the divestiture of Eaton's Aerospace Power Distribution Management Solutions and Integrated Cockpit Solutions businesses.
For additional information on the litigation settlements and sale of businesses see Note 6 and Note 2, respectively, to the Condensed Consolidated Financial Statements.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Financial Condition and Liquidity
Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk. The Company maintains access to the commercial paper markets through a commercial paper program, which is supported by credit facilities in the aggregate principal amount of $2,000. There were no borrowings outstanding under these revolving credit facilities at June 30, 2014. Over the course of a year, cash, short-term investments and short-term debt may fluctuate in order to manage global liquidity. Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business as well as scheduled payments of long-term debt.
Eaton was in compliance with each of its debt covenants for all periods presented.

Sources and Uses of Cash Flow
Operating Cash Flow
Net cash provided by operating activities was $645 in the first six months of 2014, a decrease of $64 compared to $709 in the first six months of 2013. Lower operating cash flow in the first six months of 2014 compared to the first six months of 2013 was primarily due to higher contributions to defined benefits plans.
Investing Cash Flow
Net cash provided by investing activities was $148 in the first six months of 2014, a decrease of $458 compared to $606 in the first six months of 2013. Investing cash flows in 2014 were primarily impacted by the absence of proceeds totaling $761 from the sale of Apex Tool Group, LLC in the first six months of 2013, partially offset by proceeds totaling $273 in the first six months in 2014, related to the sale of Eaton's Aerospace Power Distribution Management Solutions and Integrated Cockpit Solutions businesses in the second quarter of 2014. For additional information on the sale of businesses, see Note 2 to the Condensed Consolidated Financial Statements.
Financing Cash Flow
Net cash used in financing activities was $1,078 in the first six months of 2014, a decrease of $172 compared to $1,250 in the first six months of 2013. The lower use of cash was primarily due to a decrease in payments on debt borrowings from $977 in the first six months of 2013 to $576 in the first six months of 2014, related to financing the acquisition of Cooper Industries plc, partially offset by share repurchases totaling $99 during the first six months of 2014 and higher cash dividends. For additional information on business acquisitions and share repurchases, see Note 2 and Note 8, respectively, to the Condensed Consolidated Financial Statements.

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
      Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act), an evaluation was performed, under the supervision and with the participation of Eaton’s management, including Alexander M. Cutler, Principal Executive Officer, and Richard H. Fearon, Principal Financial Officer, of the effectiveness of the design and operation of Eaton’s disclosure controls and procedures. Based on that evaluation, management concluded that Eaton’s disclosure controls and procedures were effective as of June 30, 2014.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer's Purchases of Equity Securities
During the second quarter of 2014, 1.4 million ordinary shares were repurchased in the open market at a total cost of $99 million. These shares were repurchased under the program announced on April 24, 2013 and approved by Eaton's Board of Directors on October 22, 2013. A summary of the shares repurchased in the second quarter of 2014 follows:

Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April	701,480	$72.24	701,480	39,298,520
May	667,460	72.90	667,460	38,631,060
June	—	—	—	38,631,060
Total	1,368,940	$72.57	1,368,940

ITEM 6.	EXHIBITS.
Exhibits — See Exhibit Index attached.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON CORPORATION plc
Registrant

Date:	July 31, 2014	By:	/s/ Richard H. Fearon
Richard H. Fearon
Principal Financial Officer
(On behalf of the registrant and as Principal Financial Officer)

Eaton Corporation plc
Second Quarter 2014 Report on Form 10-Q
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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the three months ended June 30, 2014 and 2013, (ii) Consolidated Statements of Income for the six months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three months ended June 30, 2014 and 2013, (iv) Consolidated Statements of Comprehensive Income for the six months ended June 30, 2014 and 2013, (v) Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (vi) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and (vii) Notes to Condensed Consolidated Financial Statements for the six months ended June 30, 2014.
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