Form 10-Q
period 2014-09-30
Eaton Corp plc
filed 2014-10-31
CIK 1551182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 474.6 million Ordinary Shares outstanding as of September 30, 2014.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 6. EXHIBITS
SIGNATURES
Exhibit Index
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended September 30		Nine months ended September 30
(In millions except for per share data)	2014	2013	2014	2013
Net sales	$5,728	$5,607	$16,987	$16,519

Cost of products sold	3,916	3,883	11,799	11,488
Selling and administrative expense	961	967	2,907	2,885
Litigation settlements	—	—	644	—
Research and development expense	163	166	493	479
Interest expense - net	56	63	173	209
Other (income) expense - net	(10)	7	(181)	3
Income before income taxes	642	521	1,152	1,455
Income tax expense (benefit)	37	7	(66)	64
Net income	605	514	1,218	1,391
Less net income for noncontrolling interests	(3)	(4)	(6)	(9)
Net income attributable to Eaton ordinary shareholders	$602	$510	$1,212	$1,382

Net income per ordinary share
Diluted	$1.26	$1.07	$2.53	$2.90
Basic	1.27	1.08	2.55	2.92

Weighted-average number of ordinary shares outstanding
Diluted	477.2	477.2	478.2	476.2
Basic	474.8	474.0	475.5	473.1

Cash dividends declared per ordinary share	$0.49	$0.42	$1.47	$1.26

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended September 30		Nine months ended September 30
(In millions)	2014	2013	2014	2013
Net income	$605	$514	$1,218	$1,391
Less net income for noncontrolling interests	(3)	(4)	(6)	(9)
Net income attributable to Eaton ordinary shareholders	602	510	1,212	1,382

Other comprehensive (loss) income, net of tax
Currency translation and related hedging instruments	(609)	286	(598)	(104)
Pensions and other postretirement benefits	45	31	118	120
Cash flow hedges	(3)	5	(1)	—
Other comprehensive (loss) income attributable to Eaton ordinary shareholders	(567)	322	(481)	16

Total comprehensive income attributable to Eaton ordinary shareholders	$35	$832	$731	$1,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	September 30, 2014	December 31, 2013
Assets
Current assets
Cash	$655	$915
Short-term investments	335	794
Accounts receivable - net	3,972	3,648
Inventory	2,498	2,382
Deferred income taxes	581	577
Prepaid expenses and other current assets	390	415
Total current assets	8,431	8,731

Property, plant and equipment - net	3,702	3,833

Other noncurrent assets
Goodwill	14,088	14,495
Other intangible assets	6,739	7,186
Deferred income taxes	241	240
Other assets	1,038	1,006
Total assets	$34,239	$35,491

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$1	$13
Current portion of long-term debt	412	567
Accounts payable	2,038	1,960
Accrued compensation	424	461
Other current liabilities	2,111	1,913
Total current liabilities	4,986	4,914

Noncurrent liabilities
Long-term debt	8,587	8,969
Pension liabilities	1,170	1,465
Other postretirement benefits liabilities	675	668
Deferred income taxes	1,035	1,313
Other noncurrent liabilities	1,141	1,299
Total noncurrent liabilities	12,608	13,714

Shareholders’ equity
Eaton shareholders’ equity	16,587	16,791
Noncontrolling interests	58	72
Total equity	16,645	16,863
Total liabilities and equity	$34,239	$35,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30
(In millions)	2014	2013
Operating activities
Net income	$1,218	$1,391
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	743	740
Deferred income taxes	(286)	48
Pension and other postretirement benefits expense	260	286
Contributions to pension plans	(333)	(303)
Contributions to other postretirement benefits plans	(38)	(45)
Excess tax benefit from equity-based compensation	(20)	(24)
Gain on sale of businesses	(68)	(2)
Changes in working capital	(391)	(813)
Other - net	(151)	135
Net cash provided by operating activities	934	1,413

Investing activities
Capital expenditures for property, plant and equipment	(378)	(372)
Sales (purchases) of short-term investments - net	445	(185)
Proceeds from sale of businesses	282	761
Other - net	(56)	(61)
Net cash provided by investing activities	293	143

Financing activities
Proceeds from borrowings	—	6
Payments on borrowings	(580)	(1,012)
Cash dividends paid	(700)	(597)
Exercise of employee stock options	50	98
Repurchase of shares	(267)	—
Excess tax benefit from equity-based compensation	20	24
Other - net	(3)	(4)
Net cash used in financing activities	(1,480)	(1,485)

Effect of currency on cash	(7)	(6)
Total (decrease) increase in cash	(260)	65
Cash at the beginning of the period	915	577
Cash at the end of the period	$655	$642

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

Note 2.	ACQUISITIONS AND SALES OF BUSINESSES
Eaton's most recently acquired businesses, and the related annual sales prior to acquisition, are summarized below:

Acquired businesses	Date of transaction	Business segment	Annual sales

Cooper Industries plc (Cooper)	November 30, 2012	Electrical Products; Electrical Systems and Services	$5,409 for 2011
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

Sale of Aerospace Power Distribution Management Solutions and Integrated Cockpit Solutions
On January 20, 2014, Eaton announced it entered into an agreement to sell the Aerospace Power Distribution Management Solutions and Integrated Cockpit Solutions businesses to Safran for $270. The sale closed on May 9, 2014 and resulted in a pre-tax gain of $154.
Sale of Apex Tool Group, LLC
In July 2010, Cooper formed a joint venture, named Apex Tool Group, LLC (Apex), with Danaher Corporation (Danaher). On October 10, 2012, Cooper and Danaher announced they had entered into a definitive agreement to sell Apex to Bain Capital for approximately $1.6 billion, subject to post-closing adjustments. On February 1, 2013, the sale of Apex was completed.

Note 3.	ACQUISITION INTEGRATION AND RESTRUCTURING CHARGES
Eaton incurs integration charges and transaction costs related to acquired businesses. A summary of these charges follows:

	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
Acquisition integration charges
Electrical Products	$8	$9	$49	$24
Electrical Systems and Services	4	10	43	26
Hydraulics	2	8	11	28
Total business segments	14	27	103	78
Corporate	5	9	19	21
Total acquisition integration charges	19	36	122	99

Transaction costs
Corporate	—	2	—	9
Total transaction costs	—	2	—	9

Total acquisition integration charges and transaction costs before income taxes	$19	$38	$122	$108
Total after income taxes	$14	$26	$81	$73
Per ordinary share - diluted	$0.03	$0.05	$0.17	$0.15
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

Restructuring Charges
During 2014 and 2013, Eaton undertook restructuring activities related to the acquisition and integration of Cooper in an effort to gain efficiencies in selling, marketing, traditional back-office functions and manufacturing and distribution. These actions, comprised primarily of severance costs, resulted in charges totaling $71 during the first nine months of 2014, of which $38 and $33 were recognized in the Electrical Products and Electrical Systems and Services business segments, respectively, and $26 during the first nine months 2013, of which $14 and $12 were recognized in the Electrical Products and Electrical Systems and Services business segments, respectively. These restructuring initiatives are expected to continue through 2015.
During April 2014, Eaton undertook certain restructuring activities in an effort to gain efficiencies in the Vehicle, Hydraulics and Aerospace business segments. These actions, comprised primarily of severance costs, resulted in charges totaling $38 during the first nine months of 2014, of which $23, $13 and $2 were recognized in the Vehicle, Hydraulics and Aerospace business segments, respectively.
Restructuring charges were included in Cost of products sold or Selling and administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment. See Note 13 for additional information about business segments. As of September 30, 2014 and December 31, 2013, liabilities related to restructuring actions totaled $74 and $32, respectively.

Note 4.	GOODWILL
A summary of goodwill follows:

	September 30, 2014	December 31, 2013
Electrical Products	$7,036	$7,189
Electrical Systems and Services	4,386	4,517
Hydraulics	1,347	1,385
Aerospace	967	1,048
Vehicle	352	356
Total goodwill	$14,088	$14,495
The decrease in goodwill was primarily attributable to currency translation and the sale of Eaton's Aerospace Power Distribution Management Solutions and Integrated Cockpit Solutions businesses. For additional information on the sale of businesses, see Note 2.

Note 5.	DEBT
On October 3, 2014, Eaton refinanced a $500, five-year revolving credit facility and a $750, three-year revolving credit facility with a $500, four-year revolving credit facility that will expire October 3, 2018 and a $750, five-year revolving credit facility that will expire October 3, 2019, respectively. Eaton also maintains a $750, five-year revolving credit facility that will expire June 14, 2017. The revolving credit facilities are used to support commercial paper borrowings and are fully and unconditionally guaranteed by Eaton and certain of its direct and indirect subsidiaries on an unsubordinated, unsecured basis.  There were no borrowings outstanding under Eaton's revolving credit facilities at September 30, 2014 or October 3, 2014.

Note 6.	RETIREMENT BENEFITS PLANS
The components of retirement benefits expense follow:

	United States pension benefit expense		Non-United States pension benefit expense		Other postretirement benefits expense
	Three months ended September 30
	2014	2013	2014	2013	2014	2013
Service cost	$30	$32	$17	$16	$4	$5
Interest cost	41	37	21	20	9	10
Expected return on plan assets	(61)	(56)	(25)	(21)	(1)	(2)
Amortization	23	33	7	7	1	3
	33	46	20	22	13	16
Settlement loss	14	23	—	—	—	—
Total expense	$47	$69	$20	$22	$13	$16

	Nine months ended September 30
	2014	2013	2014	2013	2014	2013
Service cost	$88	$96	$50	$46	$13	$15
Interest cost	122	111	65	59	28	27
Expected return on plan assets	(184)	(169)	(75)	(63)	(4)	(5)
Amortization	69	99	21	21	5	10
	95	137	61	63	42	47
Settlement loss	62	39	—	—	—	—
Total expense	$157	$176	$61	$63	$42	$47

Note 7.	LEGAL CONTINGENCIES
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
In December 2010, a Brazilian court held that a judgment obtained by a Brazilian company, Raysul, against another Brazilian company, Saturnia, which was sold by Eaton in 2006, could be enforced against Eaton Ltda. This judgment is based on an alleged violation of an agency agreement between Raysul and Saturnia. At September 30, 2014, the Company has a total accrual of 80 Brazilian Reais related to this matter ($33 based on current exchange rates), comprised of 60 Brazilian Reais recognized in the fourth quarter of 2010 ($25 based on current exchange rates) with an additional 20 Brazilian Reais recognized through September 30, 2014 ($8 based on current exchange rates). In 2010, Eaton filed motions for clarification with the Brazilian court of appeals which were denied on April 6, 2011. Eaton Holding and Eaton Ltda. filed appeals on various issues to the Superior Court of Justice in Brasilia. In April 2013, the Superior Court of Justice ruled in favor of Raysul. Additional motions for clarification have been filed with the Superior Court of Justice in Brasilia and an additional appeal is being considered. The Company expects that any sum it may be required to pay in connection with this matter will not exceed the amount of the recorded liability.
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
The effective income tax rate for the third quarter of 2014 was expense of 6% compared to expense of 1% for the third quarter of 2013. The effective income tax rate for the first nine months of 2014 was a benefit of 6% compared to expense of 4% for the first nine months of 2013. Excluding the litigation settlements and related legal costs, as well as the gain on the sale of Eaton's Aerospace Power Distribution Management Solutions and Integrated Cockpit Solutions businesses, all of which occurred in the second quarter of 2014, the effective income tax rate would have been expense of 6% for the first nine months of 2014 compared to 4% for the first nine months of 2013. The increase in the effective income tax rate in third quarter and the first nine months of 2014, excluding the previously mentioned litigation settlements, related costs and gain on the sale of businesses, is primarily due to the expiration of the U.S. research and experimentation tax credit plus greater levels of income in higher tax jurisdictions, including the United States, partially offset by enhanced utilization of foreign tax credits in the U.S. and favorable impacts associated with the acquisition of Cooper. See Note 7 and Note 2 for additional information about legal contingencies and the sales of businesses, respectively.
During the third quarter of 2014, the Company resolved an uncertain tax position with a European government. The resolution had minimal impact on the Company's Consolidated Statements of Income.
Also during the third quarter of 2014, the Company received a Statutory Notice of Deficiency from the United States Internal Revenue Service (IRS) for the 2007 through 2010 tax years (the Notice) proposing assessments of $190 in additional taxes plus $72 in penalties, net of agreed credits and deductions. The proposed assessments pertain primarily to the same transfer pricing issues that are currently in litigation for the Company's 2005 and 2006 tax years involving the Company’s products manufactured in Puerto Rico and the Dominican Republic. During 2007 through 2010, the Company set its transfer prices for products sold between these affiliates consistent with the terms of a written Advance Pricing Agreement (APA) between it and the IRS that covered the years at issue. To establish the relevant transfer prices, the APA relied on prices at which the Company sells the products to third parties. In the Notice for the 2007 through 2010 tax years, the IRS disregarded the existence of third-party pricing data. The Notice also includes a separate proposed assessment involving the recognition of income for several of the Company’s controlled foreign corporations. The Company firmly believes that these proposed assessments are without merit and are inconsistent with specific statutory and regulatory provisions, as well as publicly announced positions of the IRS.
During the third quarter of 2014, the Company received a significant tax assessment in Brazil for the 2009 through 2012 tax years that primarily relates to the amortization of certain goodwill generated from the acquisition of third-party businesses and corporate reorganizations. During 2010, the Company received an assessment for the same issues concerning the 2005 through 2008 tax years. The Company had previously filed and received a favorable tax ruling on the key aspects of the transaction not specifically covered by the plain meaning of the local tax statutes. The ruling request fully disclosed all steps of the transaction. The tax assessment is under review at the administrative appeals levels. The Company disagrees with the assessment and intends to litigate the matter if it is not resolved at the administrative appeals level.
The Company continues to believe that ultimate resolution of the U.S. and Brazil tax matters will not have a material impact on its consolidated financial statements.

Note 9.	EQUITY
Eaton has an ordinary share repurchase program (2013 Program) that authorizes the repurchase of 40 million ordinary shares. During the third quarter of 2014, 3.4 million ordinary shares were repurchased under the 2013 Program in the open market at a total cost of $225. During the first nine months of 2014, 4.8 million ordinary shares were repurchased under the 2013 Program in the open market at a total cost of $324.

The changes in Shareholders’ equity follow:

	Eaton shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2013	$16,791	$72	$16,863
Net income	1,212	6	1,218
Other comprehensive loss	(481)	—	(481)
Cash dividends paid	(700)	(2)	(702)
Issuance of shares under equity-based compensation plans - net	106	—	106
Repurchase of shares	(324)	—	(324)
Change in capital	(17)	(18)	(35)
Balance at September 30, 2014	$16,587	$58	$16,645
The changes in Accumulated other comprehensive (loss) income follow:

	Currency translation and related hedging instruments	Pensions and other postretirement benefits	Cash flow hedges	Total
Balance at December 31, 2013	$(395)	$(1,170)	$5	$(1,560)
Other comprehensive (loss) income before reclassifications	(598)	19	2	(577)
Amounts reclassified from Accumulated other comprehensive (loss) income	—	99	(3)	96
Net current-period other comprehensive (loss) income	(598)	118	(1)	(481)
Balance at September 30, 2014	$(993)	$(1,052)	$4	$(2,041)
The reclassifications out of Accumulated other comprehensive loss follow:

	Nine months ended September 30, 2014	Consolidated Statements of Income classification
Amortization of pensions and other postretirement benefits items
Actuarial loss	$(157)	[1]
Tax benefit	58
Total, net of tax	(99)

(Losses) gains on cash flow hedges
Floating-to-fixed interest rate swaps	(1)	Interest expense - net
Currency exchange contracts	5	Cost of products sold
	4
Tax expense	(1)
Total, net of tax	3

Total reclassifications for the period	$(96)
1 These components of Accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 6 for additional information about pension items.

Net Income per Ordinary Share
A summary of the calculation of net income per ordinary share attributable to shareholders follows:

	Three months ended September 30		Nine months ended September 30
(Shares in millions)	2014	2013	2014	2013
Net income attributable to Eaton ordinary shareholders	$602	$510	$1,212	$1,382

Weighted-average number of ordinary shares outstanding - diluted	477.2	477.2	478.2	476.2
Less dilutive effect of equity-based compensation	2.4	3.2	2.7	3.1
Weighted-average number of ordinary shares outstanding - basic	474.8	474.0	475.5	473.1

Net income per ordinary share
Diluted	$1.26	$1.07	$2.53	$2.90
Basic	1.27	1.08	2.55	2.92
For the third quarter and first nine months of 2014, 0.5 million and 0.3 million stock options, respectively, were excluded from the calculation of diluted net income per ordinary share because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive. For the third quarter and first nine months 2013, 0.2 million stock options were excluded from the calculation of diluted net income per ordinary share because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive.

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
A summary of financial instruments recognized at fair value, and the fair value measurements used, follows:

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
September 30, 2014
Cash	$655	$655	$—	$—
Short-term investments	335	335	—	—
Net derivative contracts	25	—	25	—
Long-term debt converted to floating interest rates by interest rate swaps - net	(22)	—	(22)	—

December 31, 2013
Cash	$915	$915	$—	$—
Short-term investments	794	794	—	—
Net derivative contracts	(35)	—	(35)	—
Long-term debt converted to floating interest rates by interest rate swaps - net	39	—	39	—

Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities. No financial instruments were recognized using unobservable inputs.
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $8,999 and fair value of $9,366 at September 30, 2014 compared to $9,536 and $9,665, respectively, at December 31, 2013. The fair value of Eaton's debt instruments were estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and are considered a Level 2 fair value measurement.

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
Eaton uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against foreign currency exposure (net investment hedges). Foreign currency denominated debt designated on an after-tax basis as non-derivative net investment hedging instruments was $91 and $95 at September 30, 2014 and December 31, 2013, respectively.

Derivative Financial Statement Impacts
The fair value of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets follows:

	Notional amount	Other current assets	Other long-term assets	Other current liabilities	Other long-term liabilities	Type of hedge	Term
September 30, 2014
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$3,440	$—	$53	$—	$31	Fair value	3 to 20 years
Currency exchange contracts	446	7	2	3	1	Cash flow	1 to 36 months
Commodity contracts	2	—	—	—	—	Cash flow	1 to 12 months
Total		$7	$55	$3	$32

Derivatives not designated as hedges
Currency exchange contracts	$4,444	$35		$37			1 to 12 months
Total		$35		$37

December 31, 2013
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$3,090	$1	$36	$—	$76	Fair value	3 months to 20 years
Floating-to-fixed interest rate swaps	300	—	—	1	—	Cash flow	6 months
Currency exchange contracts	393	12	—	3	—	Cash flow	12 to 36 months
Commodity contracts	1	—	—	—	—	Cash flow	1 to 12 months
Total		$13	$36	$4	$76

Derivatives not designated as hedges
Currency exchange contracts	$4,277	$22		$26			1 to 12 months
Total		$22		$26
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
Amounts recognized in Accumulated other comprehensive income (loss) follow:

	Three months ended September 30
	2014		2013
	Gain (loss) recognized in Accumulated other comprehensive income (loss)	Gain (loss) reclassified from Accumulated other comprehensive income (loss)	Gain (loss) recognized in Accumulated other comprehensive income (loss)	Gain (loss) reclassified from Accumulated other comprehensive income (loss)
Derivatives designated as cash flow hedges
Currency exchange contracts	$(3)	$1	$9	$—
Total	$(3)	$1	$9	$—

	Nine months ended September 30
	2014		2013
	Gain (loss) recognized in Accumulated other comprehensive income (loss)	Gain (loss) reclassified from Accumulated other comprehensive income (loss)	Gain (loss) recognized in Accumulated other comprehensive income (loss)	Gain (loss) reclassified from Accumulated other comprehensive income (loss)
Derivatives designated as cash flow hedges
Floating-to-fixed interest rate swaps	$—	$(1)	$—	$(1)
Currency exchange contracts	2	5	1	1
Commodity contracts	—	—	(1)	(1)
Total	$2	$4	$—	$(1)
Gains and losses reclassified from Accumulated other comprehensive income (loss) to the Consolidated Statements of Income were recognized in Cost of products sold and Interest expense - net.
Amounts recognized in net income follow:

	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
Derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps	$(12)	$5	$61	$(83)
Related long-term debt converted to floating interest rates by interest rate swaps	12	(5)	(61)	83
	$—	$—	$—	$—
Gains and losses described above were recognized in Interest expense - net.

Note 12.	INVENTORY
The components of inventory follow:

	September 30, 2014	December 31, 2013
Raw materials	$1,117	$955
Work-in-process	324	428
Finished goods	1,180	1,115
Inventory at FIFO	2,621	2,498
Excess of FIFO over LIFO cost	(123)	(116)
Total inventory	$2,498	$2,382

Note 13.	BUSINESS SEGMENT INFORMATION
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

	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
Net sales
Electrical Products	$1,875	$1,817	$5,433	$5,235
Electrical Systems and Services	1,655	1,639	4,807	4,784
Hydraulics	733	739	2,302	2,267
Aerospace	454	448	1,404	1,328
Vehicle	1,011	964	3,041	2,905
Total net sales	$5,728	$5,607	$16,987	$16,519

Segment operating profit
Electrical Products	$330	$301	$880	$814
Electrical Systems and Services	238	231	601	668
Hydraulics	84	89	286	271
Aerospace	72	64	203	193
Vehicle	176	161	482	465
Total segment operating profit	900	846	2,452	2,411

Corporate
Litigation settlements	—	—	(644)	—
Amortization of intangible assets	(107)	(110)	(326)	(325)
Interest expense - net	(56)	(63)	(173)	(209)
Pension and other postretirement benefits expense	(31)	(55)	(114)	(136)
Inventory step-up adjustment	—	—	—	(34)
Other corporate expense - net	(64)	(97)	(43)	(252)
Income before income taxes	642	521	1,152	1,455
Income tax expense (benefit)	37	7	(66)	64
Net income	605	514	1,218	1,391
Less net income for noncontrolling interests	(3)	(4)	(6)	(9)
Net income attributable to Eaton ordinary shareholders	$602	$510	$1,212	$1,382

Note 14.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
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
During the third quarter of 2014, the Company undertook certain steps to restructure ownership of various subsidiaries. The transactions were entirely among wholly-owned subsidiaries under the common control of Eaton. This restructuring has been reflected as of the beginning of the earliest period presented below.
CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$1,814	$1,738	$3,416	$(1,240)	$5,728

Cost of products sold	—	1,402	1,266	2,489	(1,241)	3,916
Selling and administrative expense	2	354	209	396	—	961
Research and development expense	—	63	49	51	—	163
Interest expense (income) - net	—	58	7	(8)	(1)	56
Other expense (income) - net	—	3	11	(24)	—	(10)
Equity in earnings of subsidiaries, net of tax	(670)	(253)	(820)	(234)	1,977	—
Intercompany expense (income) - net	66	(59)	293	(300)	—	—
Income before income taxes	602	246	723	1,046	(1,975)	642
Income tax expense	—	12	—	25	—	37
Net income	602	234	723	1,021	(1,975)	605
Less net income for noncontrolling interests	—	—	—	(3)	—	(3)
Net income attributable to Eaton ordinary shareholders	$602	$234	$723	$1,018	$(1,975)	$602

Other comprehensive (loss) income	$(567)	$7	$(562)	$(696)	$1,251	$(567)
Total comprehensive income attributable to Eaton ordinary shareholders	$35	$241	$161	$322	$(724)	$35

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$1,695	$1,636	$3,424	$(1,148)	$5,607

Cost of products sold	—	1,319	1,214	2,500	(1,150)	3,883
Selling and administrative expense	2	365	198	402	—	967
Research and development expense	—	66	50	50	—	166
Interest expense (income) - net	—	63	7	(7)	—	63
Other expense (income) - net	—	2	(10)	15	—	7
Equity in earnings of subsidiaries, net of tax	(563)	(146)	(687)	(95)	1,491	—
Intercompany expense (income) - net	63	(90)	233	(206)	—	—
Income before income taxes	498	116	631	765	(1,489)	521
Income tax (benefit) expense	(12)	(24)	4	39	—	7
Net income	510	140	627	726	(1,489)	514
Less net income for noncontrolling interests	—	—	—	(1)	(3)	(4)
Net income attributable to Eaton ordinary shareholders	$510	$140	$627	$725	$(1,492)	$510

Other comprehensive income	$322	$12	$336	$404	$(752)	$322
Total comprehensive income attributable to Eaton ordinary shareholders	$832	$152	$963	$1,129	$(2,244)	$832
CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$5,231	$5,158	$10,061	$(3,463)	$16,987

Cost of products sold	—	4,122	3,772	7,354	(3,449)	11,799
Selling and administrative expense	2	1,085	602	1,218	—	2,907
Litigation settlements	—	644	—	—	—	644
Research and development expense	—	185	151	157	—	493
Interest expense (income) - net	—	172	20	(22)	3	173
Other income - net	—	(42)	(81)	(58)	—	(181)
Equity in (earnings) loss of subsidiaries, net of tax	(1,370)	(440)	(1,567)	25	3,352	—
Intercompany expense (income) - net	156	(176)	571	(551)	—	—
Income (loss) before income taxes	1,212	(319)	1,690	1,938	(3,369)	1,152
Income tax (benefit) expense	—	(257)	71	126	(6)	(66)
Net income (loss)	1,212	(62)	1,619	1,812	(3,363)	1,218
Less net income for noncontrolling interests	—	—	—	(6)	—	(6)
Net income (loss) attributable to Eaton ordinary shareholders	$1,212	$(62)	$1,619	$1,806	$(3,363)	$1,212

Other comprehensive (loss) income	$(481)	$74	$(447)	$(626)	$999	$(481)
Total comprehensive income attributable to Eaton ordinary shareholders	$731	$12	$1,172	$1,180	$(2,364)	$731

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$5,026	$4,835	$10,117	$(3,459)	$16,519

Cost of products sold	—	3,911	3,588	7,450	(3,461)	11,488
Selling and administrative expense	6	1,066	579	1,234	—	2,885
Research and development expense	—	188	148	143	—	479
Interest expense (income) - net	—	206	21	(18)	—	209
Other expense (income) - net	—	16	13	(26)	—	3
Equity in earnings of subsidiaries, net of tax	(1,576)	(470)	(893)	(234)	3,173	—
Intercompany expense (income) - net	188	(304)	(428)	544	—	—
Income before income taxes	1,382	413	1,807	1,024	(3,171)	1,455
Income tax (benefit) expense	—	(77)	25	116	—	64
Net income	1,382	490	1,782	908	(3,171)	1,391
Less net income for noncontrolling interests	—	—	—	(6)	(3)	(9)
Net income attributable to Eaton ordinary shareholders	$1,382	$490	$1,782	$902	$(3,174)	$1,382

Other comprehensive income (loss)	$16	$(14)	$36	$(117)	$95	$16
Total comprehensive income attributable to Eaton ordinary shareholders	$1,398	$476	$1,818	$785	$(3,079)	$1,398

CONDENSED CONSOLIDATING BALANCE SHEETS SEPTEMBER 30, 2014

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Assets
Current assets
Cash	$1	$110	$33	$511	$—	$655
Short-term investments	—	—	1	334	—	335
Accounts receivable - net	—	557	1,021	2,394	—	3,972
Intercompany accounts receivable	2	709	3,671	5,089	(9,471)	—
Inventory	—	395	631	1,522	(50)	2,498
Deferred income taxes	—	383	113	85	—	581
Prepaid expenses and other current assets	—	122	20	247	1	390
Total current assets	3	2,276	5,490	10,182	(9,520)	8,431

Property, plant and equipment - net	—	955	717	2,030	—	3,702

Other noncurrent assets
Goodwill	—	1,355	6,246	6,487	—	14,088
Other intangible assets	—	199	3,858	2,682	—	6,739
Deferred income taxes	—	935	7	146	(847)	241
Investment in subsidiaries	25,869	12,307	58,289	8,687	(105,152)	—
Intercompany loans receivable	—	8,111	2,698	39,421	(50,230)	—
Other assets	—	456	141	441	—	1,038
Total assets	$25,872	$26,594	$77,446	$70,076	$(165,749)	$34,239

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$—	$—	$—	$1	$—	$1
Current portion of long-term debt	—	103	307	2	—	412
Accounts payable	—	488	396	1,154	—	2,038
Intercompany accounts payable	24	3,873	3,710	1,864	(9,471)	—
Accrued compensation	—	88	61	275	—	424
Other current liabilities	59	736	327	1,005	(16)	2,111
Total current liabilities	83	5,288	4,801	4,301	(9,487)	4,986

Noncurrent liabilities
Long-term debt	—	7,638	938	14	(3)	8,587
Pension liabilities	—	390	86	694	—	1,170
Other postretirement benefits liabilities	—	393	171	111	—	675
Deferred income taxes	—	—	1,227	655	(847)	1,035
Intercompany loans payable	9,202	3,471	36,882	675	(50,230)	—
Other noncurrent liabilities	—	507	152	482	—	1,141
Total noncurrent liabilities	9,202	12,399	39,456	2,631	(51,080)	12,608

Shareholders’ equity
Eaton shareholders' equity	16,587	8,907	33,189	63,093	(105,189)	16,587
Noncontrolling interests	—	—	—	51	7	58
Total equity	16,587	8,907	33,189	63,144	(105,182)	16,645
Total liabilities and equity	$25,872	$26,594	$77,446	$70,076	$(165,749)	$34,239

CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2013

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Assets
Current assets
Cash	$3	$51	$10	$851	$—	$915
Short-term investments	—	—	134	660	—	794
Accounts receivable - net	—	473	922	2,253	—	3,648
Intercompany accounts receivable	5	471	3,369	4,469	(8,314)	—
Inventory	—	344	609	1,466	(37)	2,382
Deferred income taxes	—	333	155	89	—	577
Prepaid expenses and other current assets	—	125	20	261	9	415
Total current assets	8	1,797	5,219	10,049	(8,342)	8,731

Property, plant and equipment - net	—	982	761	2,090	—	3,833

Other noncurrent assets
Goodwill	—	1,382	6,294	6,819	—	14,495
Other intangible assets	—	211	3,996	2,979	—	7,186
Deferred income taxes	—	839	3	145	(747)	240
Investment in subsidiaries	24,940	4,743	38,039	1,576	(69,298)	—
Intercompany loans receivable	—	8,019	2,312	18,822	(29,153)	—
Other assets	—	450	186	370	—	1,006
Total assets	$24,948	$18,423	$56,810	$42,850	$(107,540)	$35,491

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$—	$—	$—	$13	$—	$13
Current portion of long-term debt	—	552	—	15	—	567
Accounts payable	—	440	380	1,140	—	1,960
Intercompany accounts payable	4	3,734	3,266	1,310	(8,314)	—
Accrued compensation	—	140	37	284	—	461
Other current liabilities	5	547	400	965	(4)	1,913
Total current liabilities	9	5,413	4,083	3,727	(8,318)	4,914

Noncurrent liabilities
Long-term debt	—	7,693	1,266	16	(6)	8,969
Pension liabilities	—	546	131	788	—	1,465
Other postretirement benefits liabilities	—	402	171	95	—	668
Deferred income taxes	—	—	1,303	757	(747)	1,313
Intercompany loans payable	8,148	2,113	18,253	639	(29,153)	—
Other noncurrent liabilities	—	652	161	486	—	1,299
Total noncurrent liabilities	8,148	11,406	21,285	2,781	(29,906)	13,714

Shareholders’ equity
Eaton shareholders' equity	16,791	1,604	31,442	36,276	(69,322)	16,791
Noncontrolling interests	—	—	—	66	6	72
Total equity	16,791	1,604	31,442	36,342	(69,316)	16,863
Total liabilities and equity	$24,948	$18,423	$56,810	$42,850	$(107,540)	$35,491

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash (used in) provided by operating activities	$(4)	$(699)	$172	$1,433	$32	$934

Investing activities
Capital expenditures for property, plant and equipment	—	(78)	(94)	(206)	—	(378)
Sales of short-term investments - net	—	—	132	313	—	445
Loans to affiliates	—	(151)	—	(6,347)	6,498	—
Repayments of loans from affiliates	—	176	213	5,133	(5,522)	—
Proceeds from sale of business	—	93	175	14	—	282
Other - net	—	(40)	46	(62)	—	(56)
Net cash provided by (used in) investing activities	—	—	472	(1,155)	976	293

Financing activities
Payments on borrowings	—	(552)	(1)	(27)	—	(580)
Proceeds from borrowings from affiliates	726	5,510	254	8	(6,498)	—
Payments on borrowings from affiliates	(25)	(4,794)	(320)	(383)	5,522	—
Other intercompany financing activities	218	574	(554)	(238)	—	—
Cash dividends paid	(700)	—	—	—	—	(700)
Cash dividends returned by (paid to) affiliates - net	—	—	—	32	(32)	—
Exercise of employee stock options	50	—	—	—	—	50
Repurchase of shares	(267)	—	—	—	—	(267)
Excess tax benefit from equity-based compensation	—	20	—	—	—	20
Other - net	—	—	—	(3)	—	(3)
Net cash provided by (used in) financing activities	2	758	(621)	(611)	(1,008)	(1,480)

Effect of currency on cash	—	—	—	(7)	—	(7)
Total (decrease) increase in cash	(2)	59	23	(340)	—	(260)
Cash at the beginning of the period	3	51	10	851	—	915
Cash at the end of the period	$1	$110	$33	$511	$—	$655

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash (used in) provided by operating activities	$(10)	$640	$313	$523	$(53)	$1,413

Investing activities
Capital expenditures for property, plant and equipment	—	(112)	(66)	(194)	—	(372)
(Purchases) sales of short-term investments - net	—	(115)	18	(88)	—	(185)
Loans to affiliates	—	(219)	(23)	(4,267)	4,509	—
Repayments of loans from affiliates	—	28	102	4,030	(4,160)	—
Proceeds from sale of business	—	—	—	761	—	761
Other - net	—	(25)	4	(40)	—	(61)
Net cash (used in) provided by investing activities	—	(443)	35	202	349	143

Financing activities
Proceeds from borrowings	—	—	—	6	—	6
Payments on borrowings	—	(975)	(35)	(2)	—	(1,012)
Proceeds from borrowings from affiliates	—	1,975	2,436	98	(4,509)	—
Payments on borrowings from affiliates	—	(2,391)	(1,639)	(130)	4,160	—
Other intercompany financing activities	504	1,153	(1,107)	(550)	—	—
Cash dividends paid	(597)	—	—	—	—	(597)
Cash dividends paid to affiliates	—	—	—	(53)	53	—
Exercise of employee stock options	98	—	—	—	—	98
Excess tax benefit from equity-based compensation	—	24	—	—	—	24
Other - net	—	—	—	(4)	—	(4)
Net cash provided by (used in) financing activities	5	(214)	(345)	(635)	(296)	(1,485)

Effect of currency on cash	—	—	—	(6)	—	(6)
Total (decrease) increase in cash	(5)	(17)	3	84	—	65
Cash at the beginning of the period	7	54	14	502	—	577
Cash at the end of the period	$2	$37	$17	$586	$—	$642

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Summary of Results of Operations
A summary of Eaton’s Net sales, Net income attributable to Eaton ordinary shareholders, and Net income per ordinary share-diluted follows:

	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
Net sales	$5,728	$5,607	$16,987	$16,519
Net income attributable to Eaton ordinary shareholders	602	510	1,212	1,382
Net income per ordinary share - diluted	$1.26	$1.07	$2.53	$2.90

RESULTS OF OPERATIONS
The following discussion of Consolidated Financial Results and Business Segment Results of Operations includes certain non-GAAP financial measures. These financial measures include operating earnings, operating earnings per ordinary share, and operating profit before acquisition integration charges for each business segment, each of which excludes amounts that differ from the most directly comparable measure calculated in accordance with generally accepted accounting principles (GAAP). A reconciliation of operating earnings and operating earnings per ordinary share to the most directly comparable GAAP measure is included in the table below. Operating profit before acquisition integration charges is reconciled in the discussion of the operating results of each business segment. Management believes that these financial measures are useful to investors because they exclude transactions of an unusual nature, allowing investors to more easily compare Eaton’s financial performance period to period. Management uses this information in monitoring and evaluating the on-going performance of Eaton and each business segment. For additional information on acquisition integration charges, see Note 3 to the Condensed Consolidated Financial Statements.

Consolidated Financial Results

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
	2014	2013		2014	2013
Net sales	$5,728	$5,607	2%	$16,987	$16,519	3%
Gross profit	1,812	1,724	5%	5,188	5,031	3%
Percent of net sales	31.6%	30.7%		30.5%	30.5%
Income before income taxes	642	521	23%	1,152	1,455	(21)%
Net income	$605	$514	18%	$1,218	$1,391	(12)%
Less net income for noncontrolling interests	(3)	(4)		(6)	(9)
Net income attributable to Eaton ordinary shareholders	602	510	18%	1,212	1,382	(12)%
Excluding acquisition integration charges and transaction costs (after-tax)	14	26		81	73
Operating earnings	$616	$536	15%	$1,293	$1,455	(11)%

Net income per ordinary share - diluted	$1.26	$1.07	18%	$2.53	$2.90	(13)%
Excluding per share impact of acquisition integration charges and transaction costs (after-tax)	0.03	0.05		0.17	0.15
Operating earnings per ordinary share	$1.29	$1.12	15%	$2.70	$3.05	(11)%
Net Sales
Net sales in the third quarter of 2014 increased 2% compared to the third quarter of 2013 due to an increase in core sales of 3%, partially offset by a decrease of 1% from the impact of currency translation. Net sales in the first nine months of 2014 increased 3% compared to the first nine months of 2013 due to an increase in core sales of 4%, partially offset by a decrease of 1% from the impact of currency translation. The increase in core sales is primarily due to modest growth in the Company's end markets, particularly in North America. Eaton now anticipates that its end markets will grow 2% in 2014, down from its previous expectation of 3% growth, as the result of slightly lower growth in its electrical and hydraulics markets.
Gross Profit
The gross profit margin increased from 30.7% in the third quarter of 2013 to 31.6% in the third quarter of 2014 and was consistent at 30.5% in the first nine months of 2014 and 2013. The increase in the gross profit margin in the third quarter of 2014 was primarily due to higher sales volumes, as noted above. The gross profit margin in the first nine months of 2014 was also positively impacted by higher sales volumes, offset by certain restructuring activities Eaton undertook in April 2014 in an effort to gain efficiencies in the Vehicle, Hydraulics and Aerospace business segments. For additional information related to restructuring activities, see Note 3 to the Condensed Consolidated Financial Statements.
Income Taxes
The effective income tax rate for the third quarter of 2014 was expense of 6% compared to expense of 1% for the third quarter of 2013. The effective income tax rate for the first nine months of 2014 was a benefit of 6% compared to expense of 4% for the first nine months of 2013. Excluding the litigation settlements and related legal costs, as well as the gain on the sale of Eaton's Aerospace Power Distribution Management Solutions and Integrated Cockpit Solutions businesses, all of which occurred in the second quarter of 2014, the effective income tax rate would have been expense of 6% for the first nine months of 2014 compared to 4% for the first nine months of 2013. The increase in the effective income tax rate in third quarter and the first nine months of 2014, excluding the previously mentioned litigation settlements, related costs and gain on the sale of businesses, is primarily due to the expiration of the U.S. research and experimentation tax credit plus greater levels of income in higher tax jurisdictions, including the United States, partially offset by enhanced utilization of foreign tax credits in the U.S. and favorable impacts associated with the acquisition of Cooper. For additional information about legal contingencies and the sales of businesses, see Note 7 and Note 2, respectively, to the Condensed Consolidated Financial Statements.

Net Income
Net income attributable to Eaton ordinary shareholders of $602 in the third quarter of 2014 increased 18% compared to Net income attributable to Eaton ordinary shareholders of $510 in the third quarter of 2013. Net income per ordinary share of $1.26 in the third quarter of 2014 increased 18% compared to Net income per ordinary share of $1.07 in the third quarter of 2013. Net income attributable to Eaton ordinary shareholders of $1,212 in the first nine months of 2014 decreased 12% compared to Net income attributable to Eaton ordinary shareholders of $1,382 in the first nine months of 2013. Net income per ordinary share of $2.53 in the first nine months of 2014 decreased 13% from Net income per ordinary share of $2.90 in the first nine months of 2013. The increase in Net income attributable to Eaton ordinary shareholders and Net income per ordinary share in the third quarter of 2014 was primarily due to higher sales volumes, partially offset by a higher effective income tax rate. The decrease in Net income attributable to Eaton ordinary shareholders and Net income per ordinary share in the first nine months of 2014 was primarily due to the litigation settlements, partially offset by the sale of Eaton's Aerospace Power Distribution Management Solutions and Integrated Cockpit Solutions businesses, both of which occurred during the second quarter of 2014, as well as the items impacting Net sales, as noted above.
Business Segment Results of Operations
The following is a discussion of Net sales, operating profit and operating margin by business segment, which includes a discussion of operating profit and operating profit margin before acquisition integration charges. For additional information related to acquisition integration charges, see Note 3 to the Condensed Consolidated Financial Statements.
Electrical Products

	Three months ended September 30		Increase	Nine months ended September 30		Increase
	2014	2013		2014	2013
Net sales	$1,875	$1,817	3%	$5,433	$5,235	4%

Operating profit	$330	$301	10%	$880	$814	8%
Operating margin	17.6%	16.6%		16.2%	15.5%

Acquisition integration charges	$8	$9		$49	$24

Before acquisition integration charges
Operating profit	$338	$310	9%	$929	$838	11%
Operating margin	18.0%	17.1%		17.1%	16.0%
Net sales increased 3% in the third quarter of 2014 compared to the third quarter of 2013 due to an increase in core sales of 4%, partially offset by a decrease of 1% from the impact of currency translation. Net sales increased 4% in the first nine months of 2014 compared to the first nine months of 2013 due to an increase in core sales. Core sales growth in the third quarter and the first nine months of 2014 was due to strength in North American markets.
Operating margin before acquisition integration charges increased from 17.1% in the third quarter of 2013 to 18.0% in the third quarter of 2014. Operating margin before acquisition integration charges increased from 16.0% in the first nine months of 2013 to 17.1% in the first nine months of 2014. The increase in operating margin in both the third quarter and first nine months of 2014 was due to higher sales volumes, as noted above, and incremental synergies related to the acquisition of Cooper Industries plc.

Electrical Systems and Services

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
	2014	2013		2014	2013
Net sales	$1,655	$1,639	1%	$4,807	$4,784	—%

Operating profit	$238	$231	3%	$601	$668	(10)%
Operating margin	14.4%	14.1%		12.5%	14.0%

Acquisition integration charges	$4	$10		$43	$26

Before acquisition integration charges
Operating profit	$242	$241	—%	$644	$694	(7)%
Operating margin	14.6%	14.7%		13.4%	14.5%
Net sales increased 1% in the third quarter of 2014 compared to the third quarter of 2013 due to an increase in core sales of 2%, partially offset by a decrease of 1% from the impact of currency translation. Net sales increased slightly in the first nine months of 2014 compared to the first nine months of 2013 due to an increase in core sales of 1%, offset by a decrease of 1% from the impact of currency translation. Core sales growth in the third quarter and first nine months of 2014 was primarily due to strength in North American markets.
Operating margin before acquisition integration charges was relatively consistent at 14.7% in the third quarter of 2013 compared to 14.6% in the third quarter of 2014. Operating margin before acquisition integration charges decreased from 14.5% in the first nine months of 2013 to 13.4% in the first nine months of 2014. The decrease in operating margin in the first nine months of 2014 was primarily due to higher logistics costs, unfavorable mix, and pricing pressures in the first half of 2014.
Hydraulics

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
	2014	2013		2014	2013
Net sales	$733	$739	(1)%	$2,302	$2,267	2%

Operating profit	$84	$89	(6)%	$286	$271	6%
Operating margin	11.5%	12.0%		12.4%	12.0%

Acquisition integration charges	$2	$8		$11	$28

Before acquisition integration charges
Operating profit	$86	$97	(11)%	$297	$299	(1)%
Operating margin	11.7%	13.1%		12.9%	13.2%
Net sales decreased 1% in the third quarter of 2014 compared to the third quarter of 2013 due to the impact of currency translation. Net sales increased 2% in the first nine months of 2014 compared to the first nine months of 2013 due to an increase in core sales of 3%, partially offset by a decrease of 1% from the impact of currency translation. The increase in core sales in the first nine months of 2014 was primarily due to strength in industrial markets, partially offset by weakness in the global agricultural equipment market and the China construction equipment market.
Operating margin before acquisition integration charges decreased from 13.1% in the third quarter of 2013 to 11.7% in the third quarter of 2014. Operating margin before acquisition integration charges decreased from 13.2% in the first nine months of 2013 to 12.9% in the first nine months of 2014. The decrease in operating margin in the third quarter of 2014 was primarily due to costs related to new initiatives as well as unfavorable mix. The decrease in operating margin in the first nine months of 2014 was due to these factors and certain restructuring activities Eaton undertook in April 2014 in an effort to gain efficiencies in the segment.

Aerospace

	Three months ended September 30		Increase	Nine months ended September 30		Increase
	2014	2013		2014	2013
Net sales	$454	$448	1%	$1,404	$1,328	6%

Operating profit	$72	$64	13%	$203	$193	5%
Operating margin	15.9%	14.3%		14.5%	14.5%
Net sales increased 1% in the third quarter of 2014 compared to the third quarter of 2013 due to an increase in core sales of 6% and an increase of 1% from the impact of currency translation, partially offset by a decrease of 6% from the divestiture of Eaton's Aerospace Power Distribution Management Solutions and Integrated Cockpit Solutions businesses. Net sales increased 6% in the first nine months of 2014 compared to the first nine months of 2013 due to an increase in core sales of 7% and an increase of 2% from the impact of currency translation, partially offset by a decrease of 3% from the divestiture of Eaton's Aerospace Power Distribution Management Solutions and Integrated Cockpit Solutions businesses. The increase in core sales in the third quarter and first nine months of 2014 was primarily due to continued strength in commercial OEM markets as well as growth in the commercial and military aftermarkets.
Operating margin increased from 14.3% in the third quarter of 2013 to 15.9% in the third quarter of 2014. Operating margin was 14.5% in the first nine months of 2013 and in the first nine months of 2014. The increase in operating margin in the third quarter was primarily due to higher sales volumes, as noted above. The operating margin in the first nine months of 2014 was positively impacted by higher sales volumes, as noted above, offset by certain restructuring activities Eaton undertook in April 2014 in an effort to gain efficiencies in the segment.
Vehicle

	Three months ended September 30		Increase	Nine months ended September 30		Increase
	2014	2013		2014	2013
Net sales	$1,011	$964	5%	$3,041	$2,905	5%

Operating profit	$176	$161	9%	$482	$465	4%
Operating margin	17.4%	16.7%		15.9%	16.0%
Net sales increased 5% in the third quarter and first nine months of 2014 compared to the third quarter and first nine months of 2013 due to an increase in core sales of 6%, partially offset by a decrease of 1% from the impact of currency translation. The increase in core sales in the third quarter and first nine months of 2014 was primarily due to improved global demand, particularly in North American markets, partially offset by weakness in South American markets.
Operating margin increased from 16.7% in the third quarter of 2013 to 17.4% in the third quarter of 2014. Operating margin decreased slightly from 16.0% in the first nine months of 2013 to 15.9% in the first nine months of 2014. The increase in operating margin in the third quarter of 2014 was primarily due to higher sales volumes, as noted above. The operating margin in the first nine months of 2014 was positively impacted by higher sales volumes, as noted above, offset by certain restructuring activities Eaton undertook in April 2014 in an effort to gain efficiencies in the segment.

Corporate Expense

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
	2014	2013		2014	2013
Litigation settlements	$—	$—	NM	$644	$—	NM
Amortization of intangible assets	107	110	(3)%	326	325	—%
Interest expense - net	56	63	(11)%	173	209	(17)%
Pension and other postretirement benefits expense	31	55	(44)%	114	136	(16)%
Inventory step-up adjustment	—	—	NM	—	34	NM
Other corporate expense - net	64	97	(34)%	43	252	(83)%
Total corporate expense	$258	$325	(21)%	$1,300	$956	36%
Total Corporate expense decreased 21% from $325 in the third quarter of 2013 to $258 in the third quarter of 2014 primarily due to lower Pension and other postretirement benefits expense due to favorable interest rates and asset returns and higher lump sum settlements in 2013. Total Corporate expense increased 36% from $956 in the first nine months of 2013 to $1,300 in the first nine months of 2014 primarily due to litigation settlements totaling $644 during the second quarter of 2014, partially offset by a gain on the divestiture of Eaton's Aerospace Power Distribution Management Solutions and Integrated Cockpit Solutions businesses during the second quarter of 2014.
For additional information on the litigation settlements and sales of businesses see Note 7 and Note 2, respectively, to the Condensed Consolidated Financial Statements.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Financial Condition and Liquidity
Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk. The Company maintains access to the commercial paper markets through a commercial paper program, which is supported by credit facilities in the aggregate principal amount of $2,000. On October 3, 2014, Eaton refinanced a $500, five-year revolving credit facility and a $750, three-year revolving credit facility with a $500, four-year revolving credit facility that will expire October 3, 2018 and a $750, five-year revolving credit facility that will expire October 3, 2019, respectively. Eaton also maintains a $750, five-year revolving credit facility that will expire June 14, 2017. The revolving credit facilities are used to support commercial paper borrowings and are fully and unconditionally guaranteed by Eaton and certain of its direct and indirect subsidiaries on an unsubordinated, unsecured basis. There were no borrowings outstanding under these revolving credit facilities at September 30, 2014 or October 3, 2014. Over the course of a year, cash, short-term investments and short-term debt may fluctuate in order to manage global liquidity. Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business as well as scheduled payments of long-term debt.
Eaton was in compliance with each of its debt covenants for all periods presented.
Sources and Uses of Cash Flow
Operating Cash Flow
Net cash provided by operating activities was $934 in the first nine months of 2014, a decrease of $479 compared to $1,413 in the first nine months of 2013. The decrease in net cash provided by operating activities was primarily due to payments totaling $654 for the Meritor, Triumph, and related litigation settled during the second quarter of 2014.

Investing Cash Flow
Net cash provided by investing activities was $293 in the first nine months of 2014, an increase of $150 compared to $143 in the first nine months of 2013. Investing cash flows in 2014 were primarily impacted by proceeds totaling $270 related to the sale of Eaton's Aerospace Power Distribution Management Solutions and Integrated Cockpit Solutions businesses in the second quarter of 2014 and increased sales of short-term investments, partially offset by the absence of proceeds totaling $761 from the sale of Apex Tool Group, LLC in the first nine months of 2013. For additional information on the sale of businesses, see Note 2 to the Condensed Consolidated Financial Statements.
Financing Cash Flow
Net cash used in financing activities was $1,480 in the first nine months of 2014, a decrease of $5 compared to $1,485 in the first nine months of 2013. The lower use of cash was primarily due to a decrease in payments on debt borrowings from $1,012 in the first nine months of 2013 to $580 in the first nine months of 2014, related to financing the acquisition of Cooper Industries plc, partially offset by share repurchases during the first nine months of 2014 and higher cash dividends. For additional information on business acquisitions and share repurchases, see Note 2 and Note 9, respectively, to the Condensed Consolidated Financial Statements.

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
      Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act), an evaluation was performed, under the supervision and with the participation of Eaton’s management, including Alexander M. Cutler, Principal Executive Officer, and Richard H. Fearon, Principal Financial Officer, of the effectiveness of the design and operation of Eaton’s disclosure controls and procedures. Based on that evaluation, management concluded that Eaton’s disclosure controls and procedures were effective as of September 30, 2014.
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
(c) Issuer's Purchases of Equity Securities
During the third quarter of 2014, 3.4 million ordinary shares were repurchased in the open market at a total cost of $225 million. These shares were repurchased under the program announced and approved by shareholders on April 24, 2013 and approved by the Board of Directors on October 22, 2013. A summary of the shares repurchased in the third quarter of 2014 follows:

Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July	1,200,000	$69.05	1,200,000	37,431,060
August	253,770	$67.66	253,770	37,177,290
September	1,933,935	$64.64	1,933,935	35,243,355
Total	3,387,705	$66.43	3,387,705

ITEM 6.	EXHIBITS.
Exhibits — See Exhibit Index attached.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON CORPORATION plc
Registrant

Date:	October 31, 2014	By:	/s/ Richard H. Fearon
Richard H. Fearon
Principal Financial Officer
(On behalf of the registrant and as Principal Financial Officer)

Eaton Corporation plc
Third Quarter 2014 Report on Form 10-Q
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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the three months ended September 30, 2014 and 2013, (ii) Consolidated Statements of Income for the nine months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three months ended September 30, 2014 and 2013, (iv) Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2014 and 2013, (v) Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (vi) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 and (vii) Notes to Condensed Consolidated Financial Statements for the nine months ended September 30, 2014.
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