Form 10-K
period 2014-12-31
Eaton Corp plc
filed 2015-02-26
CIK 1551182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended December 31, 2014
Commission file number 000-54863

EATON CORPORATION plc
(Exact name of registrant as specified in its charter)

Ireland	98-1059235
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Eaton House, 30 Pembroke Road, Dublin 4, Ireland	-
(Address of principal executive offices)	(Zip code)

+1 (440) 523-5000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary Shares ($0.01 par value)	The New York Stock Exchange
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of Ordinary Shares held by non-affiliates of the registrant as of June 30, 2014 was $36.7 billion.
As of January 31, 2015, there were 467.9 million Ordinary Shares outstanding.
Documents Incorporated By Reference
Portions of the Proxy Statement for the 2015 annual shareholders meeting are incorporated by reference into Part III.

Part I

Item 1. Business.
Eaton Corporation plc (Eaton or the Company) is a power management company with 2014 net sales of $22.6 billion. The Company provides energy-efficient solutions that help its customers effectively manage electrical, hydraulic and mechanical power more efficiently, safely and sustainably. Eaton has approximately 102,000 employees in over 60 countries and sells products to customers in more than 175 countries.
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
Cooper was a diversified global manufacturer of electrical products and systems, with brands including Bussmann electrical and electronic fuses; Crouse-Hinds and CEAG explosion-proof electrical equipment; Halo and Metalux lighting fixtures; and Kyle and McGraw-Edison power systems products. Cooper had annual sales of $5,409 million for 2011. Eaton's Consolidated Financial Statements include Cooper's results of operations from November 30, 2012. For segment reporting purposes, Cooper has been included within the Electrical Products and the Electrical Systems and Services business segments. Additional information related to the acquisition of Cooper and business segments is presented in Note 2 and Note 14, respectively, of the Notes to the Consolidated Financial Statements.
Acquisitions of Other Businesses
Eaton's other acquired businesses for 2012 are presented in Note 2 of the Notes to the Consolidated Financial Statements.
Sale of Aerospace Power Distribution Management Solutions and Integrated Cockpit Solutions
On May 9, 2014, Eaton sold the Aerospace Power Distribution Management Solutions and Integrated Cockpit Solutions businesses to Safran for $270, which resulted in a pre-tax gain of $154.
Sale of Apex Tool Group, LLC
In July 2010, Cooper formed a joint venture, named Apex Tool Group, LLC (Apex), with Danaher Corporation (Danaher). On February 1, 2013, Cooper and Danaher sold Apex to Bain Capital for approximately $1.6 billion, subject to post-closing adjustments.
Business Segment Information
Information by business segment and geographic region regarding principal products, principal markets, methods of distribution, net sales, operating profit and assets is presented in Note 14 of the Notes to the Consolidated Financial Statements. Additional information regarding Eaton's segments and business is presented below.
Electrical Products and Electrical Systems and Services
Principal methods of competition in these segments are performance of products and systems, technology, customer service and support, and price. Eaton has a strong competitive position in these segments and, with respect to many products, is considered among the market leaders. In normal economic cycles, sales of these segments are historically lower in the first quarter and higher in the third and fourth quarters of a year. In 2014, 18% of these segments' sales were made to four large distributors of electrical products and electrical systems and services.

Hydraulics
Principal methods of competition in this segment are product performance, geographic coverage, service, and price. Eaton has a strong competitive position in this segment and, with respect to many products, is considered among the market leaders. Sales of this segment are historically higher in the first and second quarters and lower in the third and fourth quarters of the year. In 2014, 12% of this segment's sales were made to three large original equipment manufacturers or distributors of agricultural, construction, and industrial equipment and parts.
Aerospace
Principal methods of competition in this segment are total cost of ownership, product and system performance, quality, design engineering capabilities, and timely delivery. Eaton has a strong competitive position in this segment and, with respect to many products and platforms, is considered among the market leaders. In 2014, 30% of this segment's sales were made to three large original equipment manufacturers of aircraft.
Vehicle
Principal methods of competition in this segment are product performance, technology, global service, and price. Eaton has a strong competitive position in this segment and, with respect to many products, is considered among the market leaders. In 2014, 57% of this segment's sales were made to seven large original equipment manufacturers of vehicles and related components.
Information Concerning Eaton's Business in General
Raw Materials
Eaton's major requirements for raw materials include iron, steel, copper, nickel, aluminum, brass, tin, silver, lead, molybdenum, titanium, vanadium, rubber, plastic, electronic components, insulating materials and fluids. Materials are purchased in various forms, such as extrusions, castings, powder metal, metal sheets and strips, forging billets, bar stock, and plastic pellets. Raw materials, as well as parts and other components, are purchased from many suppliers, although there are limited sources of supply for electrical core steel and insulating fluids. Under normal circumstances, the Company has no difficulty obtaining its raw materials. In 2014, Eaton maintained appropriate levels of inventory to prevent shortages and did not experience any availability constraints.
Patents and Trademarks
Eaton considers its intellectual property, including patents, trade names and trademarks, to be of significant value to its business as a whole. The Company's products are manufactured, marketed and sold under a portfolio of patents, trademarks, licenses, and other forms of intellectual property, some of which expire or are allowed to lapse at various dates in the future. Eaton develops and acquires new intellectual property on an ongoing basis and considers all of its intellectual property to be valuable. Based on the broad scope of the Company's product lines, management believes that the loss or expiration of any single intellectual property right would not have a material effect on Eaton's consolidated financial statements or its business segments. The Company's policy is to file applications and obtain patents for the great majority of its novel and innovative new products including product modifications and improvements.
Order Backlog
A significant portion of open orders placed with Eaton are by original equipment manufacturers or distributors. These open orders are not considered firm as they have been historically subject to month-to-month releases by customers. In measuring backlog orders, only the amount of orders to which customers are firmly committed are included. Using this criterion, total backlog at December 31, 2014 and 2013 was approximately $4.4 billion and $4.6 billion, respectively. Backlog should not be relied upon as being indicative of results of operations for future periods.
Research and Development
Research and development expenses for new products and improvement of existing products in 2014, 2013 and 2012 were $647 million, $644 million, and $439 million, respectively. Over the past five years, the Company has invested approximately $2.6 billion in research and development.

Environmental Contingencies
Operations of the Company involve the use and disposal of certain substances regulated under environmental protection laws. Eaton continues to modify processes on an ongoing, regular basis in order to reduce the impact on the environment, including the reduction or elimination of certain chemicals used in, and wastes generated from, operations. Compliance with laws that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, are not expected to have a material adverse effect upon earnings or the competitive position of the Company. Eaton's estimated capital expenditures for environmental control facilities are not expected to be material for 2015 and 2016. Information regarding the Company's liabilities related to environmental matters is presented in Note 7 of the Notes to the Consolidated Financial Statements.

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
At any given time, Eaton may be subject to litigation, the disposition of which may have a material adverse effect on the Company's businesses, financial condition or results of operations. Information regarding current legal proceedings is presented in Note 7 and Note 8 of the Notes to the Consolidated Financial Statements.
Legislative and regulatory action could materially adversely affect Eaton.
Legislative and regulatory action may be taken in the U.S. which, if ultimately enacted, could override tax treaties upon which Eaton relies or broaden the circumstances under which the Company would be considered a U.S. resident, each of which could materially and adversely affect its effective tax rate. Eaton cannot predict the outcome of any specific legislative or regulatory proposals. However, if proposals were enacted that had the effect of disregarding the incorporation in Ireland or limiting Eaton's ability as an Irish company to take advantage of tax treaties with the U.S., the Company could be subject to increased taxation and/or potentially significant expense.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Eaton's principal executive offices are located at Eaton House, 30 Pembroke Road, Dublin 4, Ireland. The Company maintains manufacturing facilities at 346 locations in 43 countries. The Company is a lessee under a number of operating leases for certain real properties and equipment, none of which is material to its operations. Management believes that the existing manufacturing facilities are adequate for its operations and that the facilities are maintained in good condition.

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

Part II

Item 5. Market for the Registrant's Ordinary Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company's ordinary shares are listed for trading on the New York Stock Exchange. At December 31, 2014, there were 18,993 holders of record of the Company's ordinary shares. Additionally, 26,059 current and former employees were shareholders through participation in the Eaton Savings Plan (ESP), Eaton Personal Investment Plan (EPIP), Eaton Puerto Rico Retirement Savings Plan, and the Cooper Retirement Savings and Stock Ownership Plan.
Information regarding cash dividends paid, and the high and low market price per ordinary share, for each quarter in 2014 and 2013 is presented in “Quarterly Data” of this Form 10-K. Information regarding equity-based compensation plans required by Regulation S-K Item 201(d) is provided in Item 12 of this Form 10-K Report.
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
Issuer's Purchases of Equity Securities
During the fourth quarter of 2014, 4.8 million ordinary shares were repurchased in the open market at a total cost of $326 million. These shares were repurchased under the program announced and approved by shareholders on April 24, 2013 and approved by the Board of Directors on October 22, 2013. A summary of the shares repurchased in the fourth quarter of 2014 follows:

Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October	1,206,167	$66.74	1,206,167	34,037,188
November	2,887,867	$68.50	2,887,867	31,149,321
December	708,483	$66.77	708,483	30,440,838
Total	4,802,517	$67.80	4,802,517

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

Item 8. Financial Statements and Supplementary Data.
The reports of the independent registered public accounting firm, consolidated financial statements, and notes to consolidated financial statements are presented on pages 15 through 66 of this Form 10-K.
Information regarding selected quarterly financial information for 2014 and 2013 is presented in “Quarterly Data” of this Form 10-K.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures - Pursuant to SEC Rule 13a-15, an evaluation was performed under the supervision and with the participation of Eaton's management, including Alexander M. Cutler - Principal Executive Officer; and Richard H. Fearon - Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, Eaton's management concluded that the Company's disclosure controls and procedures were effective as of December 31, 2014.
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
“Report of Independent Registered Public Accounting Firm” relating to internal control over financial reporting as of December 31, 2014 is presented on page 17.
During the fourth quarter of 2014, there was no change in Eaton's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Item 9B. Other Information.
None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.
Information required with respect to the directors of the Company is set forth under the caption “Election of Directors” in the Company's definitive Proxy Statement to be filed on or about March 13, 2015, and is incorporated by reference.
A listing of executive officers, their ages, positions and offices held over the past five years, as of February 1, 2015, follows:

Name	Age	Position (Date elected to position)
Alexander M. Cutler	63	Director of Eaton Corporation plc (November 30, 2012 - present)

		Chief Executive Officer and President of Eaton Corporation (August 1, 2000 - present)

		Director of Eaton Corporation (September 22, 1993 - November 30, 2012)

Richard H. Fearon	58	Vice Chairman and Chief Financial and Planning Officer of Eaton Corporation
		(April 24, 2002 - present)

Name	Age	Position (Date elected to position)
Craig Arnold	54	Vice Chairman and Chief Operating Officer - Industrial Sector of Eaton Corporation
		(February 1, 2009 - present)

Thomas S. Gross	60	Vice Chairman and Chief Operating Officer - Electrical Sector of Eaton Corporation
		(February 1, 2009 - present)

Cynthia K. Brabander	53	Executive Vice President and Chief Human Resources Officer of Eaton Corporation
		(March 1, 2012 - present)

		Senior Vice President, Human Resources of Gates Corporation
		(April 11, 2009 - January 10, 2012)

Mark M. McGuire	57	Executive Vice President and General Counsel of Eaton Corporation
		(December 1, 2005 - present)

Thomas E. Moran	50	Senior Vice President and Secretary of Eaton Corporation plc
		(November 27, 2012 - present)

		Senior Vice President and Secretary of Eaton Corporation
		(October 1, 2008 - January 1, 2013)

Ken D. Semelsberger	53	Senior Vice President and Controller of Eaton Corporation (November 1, 2013 - present)

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
Information required with respect to compliance with Section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's definitive Proxy Statement to be filed on or about March 13, 2015, and is incorporated by reference.
The Company has adopted a Code of Ethics, which applies to the directors, officers and employees worldwide. This document is available on the Company's website at http://www.eaton.com.
There were no changes during the fourth quarter 2014 to the procedures by which security holders may recommend nominees to the Company's Board of Directors.
Information related to the Audit Committee, and members of the Committee that are financial experts, is set forth under the caption “Board Committees - Audit Committee” in the definitive Proxy Statement to be filed on or about March 13, 2015, and is incorporated by reference.

Item 11. Executive Compensation.
Information required with respect to executive compensation is set forth under the caption “Executive Compensation” in the Company's definitive Proxy Statement to be filed on or about March 13, 2015, and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required with respect to securities authorized for issuance under equity-based compensation plans is set forth under the caption “Equity Compensation Plans” in the Company's definitive Proxy Statement to be filed on or about March 13, 2015, and is incorporated by reference.

Information required with respect to security ownership of certain beneficial owners, is set forth under the caption “Share Ownership Tables” in the Company's definitive Proxy Statement to be filed on or about March 13, 2015, and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required with respect to certain relationships and related transactions is set forth under the caption “Review of Related Person Transactions” in the Company's definitive Proxy Statement to be filed on or about March 13, 2015, and is incorporated by reference.
Information required with respect to director independence is set forth under the caption “Director Independence” in the Company's definitive Proxy Statement to be filed on or about March 13, 2015, and is incorporated by reference.

Item 14. Principal Accounting Fees and Services.
Information required with respect to principal accountant fees and services is set forth under the caption “Audit Committee Report” in the Company's definitive Proxy Statement to be filed on or about March 13, 2015, and is incorporated by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	(1) The reports of the independent registered public accounting firm, consolidated financial statements and notes to consolidated financial statements are included in Item 8 above:
Reports of Independent Registered Public Accounting Firm - Page 15 and 17
Consolidated Statements of Income - Years ended December 31, 2014, 2013 and 2012 - Page 19
Consolidated Statements of Comprehensive Income - Years ended December 31, 2014, 2013 and 2012 - Page 20
Consolidated Balance Sheets - December 31, 2014 and 2013 - Page 21
Consolidated Statements of Cash Flows - Years ended December 31, 2014, 2013 and 2012 - Page 22
Consolidated Statements of Shareholders' Equity - Years ended December 31, 2014, 2013 and 2012 - Page 23
Notes to Consolidated Financial Statements - Pages 24 through 66
All other schedules for which provision is made in Regulation S-X of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3)	Exhibits

3 (i)	Certificate of Incorporation - Incorporated by reference to the Form S-8 filed November 30, 2012

3 (ii)	Amended and restated Memorandum and Articles of Incorporation - Incorporated by reference to the Form 10-Q Report for the three months ended September 30, 2012

4 (a)	Pursuant to Regulation S-K Item 601(b) (4), the Company agrees to furnish to the SEC, upon request, a copy of the instruments defining the rights of holders of its other long-term debt

10	Material contracts

(a)	Senior Executive Incentive Compensation Plan (effective February 27, 2013) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(b)	Deferred Incentive Compensation Plan II - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(c)	First Amendment to Deferred Incentive Compensation Plan II - Incorporated by reference to the Form S-8 filed November 30, 2012

(d)	Excess Benefits Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(e)	First Amendment to Excess Benefits Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(f)	Incentive Compensation Deferral Plan II - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(g)	First Amendment to Incentive Compensation Deferral Plan II - Incorporated by reference to the Form S-8 filed November 30, 2012

(h)	Limited Eaton Service Supplemental Retirement Income Plan II - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(i)	First Amended to Limited Eaton Service Supplemental Retirement Income Plan II - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(j)	Supplemental Benefits Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(k)	First Amendment to Supplemental Benefits Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(l)	Form of Restricted Share Unit Agreement - Incorporated by reference to the Form 10-Q Report for the quarter ended March 31, 2014

(m)	Form of Restricted Share Agreement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(n)	Form of Restricted Share Agreement (Non-Employee Directors) - Incorporated by reference to the Form 8-K Report filed February 1, 2010

(o)	Form of Directors' Restricted Share Unit Agreement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(p)	Form of Stock Option Agreement for Executives - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(q)	Form of Stock Option Agreement for Non-Employee Directors (2008) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

(r)	Amended and Restated 2002 Stock Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

(s)	Amended and Restated 2004 Stock Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

(t)	Amended and Restated 2008 Stock Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

(u)	Second Amended and Restated 2009 Stock Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

(v)	Amended and Restated 2012 Stock Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

(w)	Amendment to Amended and Restated 2012 Stock Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(x)	First Amendment to 2005 Non-Employee Director Fee Deferral Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

(y)	2013 Non-Employee Director Fee Deferral Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(z)	Form of Change of Control Agreement entered into with officers of Eaton Corporation - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2008

(aa)	Form of Indemnification Agreement entered into with officers of Eaton Corporation - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(bb)	Form of Indemnification Agreement entered into with directors - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(cc)	Form of Indemnification Agreement II entered into with directors - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(dd)	Amended and Restated Executive Strategic Incentive Plan (amended and restated February 27, 2013) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(ee)	Executive Strategic Incentive Plan II (effective January 1, 2001) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(ff)	Amended and Restated Supplemental Executive Strategic Incentive Plan (amended and restated February 27, 2013) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(gg)	Deferred Incentive Compensation Plan (amended and restated effective November 1, 2007) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2009

(hh)	Amended and Restated 1998 Stock Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

(ii)	Trust Agreement - Officers and Employees (dated December 6, 1996) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(jj)	Trust Agreement - Non-employee Directors (dated December 6, 1996) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(kk)	Group Replacement Insurance Plan (GRIP) (effective June 1, 1992) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 1992

(ll)	Excess Benefits Plan (amended and restated effective January 1, 1989) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(mm)	Amendment to Excess Benefits Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(nn)	Supplemental Benefits Plan (amended and restated January 1, 1989) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(oo)	Amendment to Supplemental Benefits Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

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

(ss)	Eaton Savings Plan 2014 Restatement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2013

(tt)	Eaton Personal Investment Plan 2014 Restatement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2013

12	Ratio of Earnings to Fixed Charges - Filed in conjunction with this Form 10-K Report *

14	Code of Ethics - Incorporated by reference to the definitive Proxy Statement filed on March 14, 2008

21	Subsidiaries of Eaton Corporation plc - Filed in conjunction with this Form 10-K Report *

23	Consent of Independent Registered Public Accounting Firm - Filed in conjunction with this Form 10-K Report *

24	Power of Attorney - Filed in conjunction with this Form 10-K Report *

31.1	Certification of Principal Executive Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302) - Filed in conjunction with this Form 10-K Report *

31.2	Certification of Principal Financial Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302) - Filed in conjunction with this Form 10-K Report *

32.1	Certification of Principal Executive Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906) - Filed in conjunction with this Form 10-K Report *

32.2	Certification of Principal Financial Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906) - Filed in conjunction with this Form 10-K Report *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
____________

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012 (iii) Consolidated Balance Sheets at December 31, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, (v) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2014, 2013 and 2012 and vi) Notes to Consolidated Financial Statements for the year ended December 31, 2014.

(b)	Exhibits
Certain exhibits required by this portion of Item 15 are filed as a separate section of this Form 10-K Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON CORPORATION plc
Registrant

Date:	February 26, 2015	By:	/s/ Richard H. Fearon
Richard H. Fearon
(On behalf of the registrant and as Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
Date: February 26, 2015

Signature	Title

*
Alexander M. Cutler	Principal Executive Officer; Director

*
Ken D. Semelsberger	Principal Accounting Officer

*		*
George S. Barrett	Director	Todd M. Bluedorn	Director

*		*
Christopher M. Connor	Director	Michael J. Critelli	Director

*		*
Charles E. Golden	Director	Linda A. Hill	Director

*		*
Arthur E. Johnson	Director	Ned C. Lautenbach	Director

*		/s/ Gregory R. Page
Deborah L. McCoy	Director	Gregory R. Page	Director

*		*
Sandra Pianalto	Director	Gerald B. Smith	Director

*By	/s/ Richard H. Fearon
Richard H. Fearon, Attorney-in-Fact for the officers and directors signing in the capacities indicated

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Eaton Corporation plc

We have audited the accompanying consolidated balance sheets of Eaton Corporation plc ("the Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio
February 26, 2015

MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

We have prepared the accompanying consolidated financial statements and related information of Eaton Corporation plc ("Eaton") included herein for the three years ended December 31, 2014. The primary responsibility for the integrity of the financial information included in this annual report rests with management. The financial information included in this annual report has been prepared in accordance with accounting principles generally accepted in the United States based on our best estimates and judgments and giving due consideration to materiality. The opinion of Ernst & Young LLP, Eaton's independent registered public accounting firm, on those financial statements is included herein.
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

February 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Eaton Corporation plc

We have audited Eaton Corporation plc's ("the Company") internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio
February 26, 2015

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Eaton Corporation plc ("Eaton") is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act rules 13a-15(f)).
Under the supervision and with the participation of Eaton's management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In conducting this evaluation, we used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework). Based on this evaluation under the framework referred to above, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2014.
The independent registered public accounting firm Ernst & Young LLP has issued an audit report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. This report is included herein.

/s/ Alexander M. Cutler	/s/ Richard H. Fearon	/s/ Ken D. Semelsberger
Principal Executive Officer	Principal Financial Officer	Principal Accounting Officer

February 26, 2015

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31
(In millions except for per share data)	2014	2013	2012
Net sales	$22,552	$22,046	$16,311

Cost of products sold	15,646	15,369	11,448
Selling and administrative expense	3,810	3,886	2,894
Litigation settlements	644	—	—
Research and development expense	647	644	439
Interest expense - net	227	271	208
Other (income) expense - net	(183)	(8)	71
Income before income taxes	1,761	1,884	1,251
Income tax (benefit) expense	(42)	11	31
Net income	1,803	1,873	1,220
Less net income for noncontrolling interests	(10)	(12)	(3)
Net income attributable to Eaton ordinary shareholders	$1,793	$1,861	$1,217

Net income per ordinary share
Diluted	$3.76	$3.90	$3.46
Basic	3.78	3.93	3.54

Weighted-average number of ordinary shares outstanding
Diluted	476.8	476.7	350.9
Basic	474.1	473.5	347.8

Cash dividends declared per ordinary share	$1.96	$1.68	$1.52
The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31
(In millions)	2014	2013	2012
Net income	$1,803	$1,873	$1,220
Less net income for noncontrolling interests	(10)	(12)	(3)
Net income attributable to Eaton ordinary shareholders	1,793	1,861	1,217

Other comprehensive (loss) income, net of tax
Currency translation and related hedging instruments	(1,019)	(28)	135
Pensions and other postretirement benefits	(315)	429	(152)
Cash flow hedges	(5)	3	17
Other comprehensive (loss) income attributable to Eaton ordinary shareholders	(1,339)	404	—

Total comprehensive income attributable to Eaton ordinary shareholders	$454	$2,265	$1,217
The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED BALANCE SHEETS

	December 31
(In millions)	2014	2013
Assets
Current assets
Cash	$781	$915
Short-term investments	245	794
Accounts receivable - net	3,667	3,648
Inventory	2,428	2,382
Deferred income taxes	593	577
Prepaid expenses and other current assets	386	415
Total current assets	8,100	8,731

Property, plant and equipment
Land and buildings	2,343	2,461
Machinery and equipment	5,621	5,504
Gross property, plant and equipment	7,964	7,965
Accumulated depreciation	(4,214)	(4,132)
Net property, plant and equipment	3,750	3,833

Other noncurrent assets
Goodwill	13,893	14,495
Other intangible assets	6,556	7,186
Deferred income taxes	228	240
Other assets	1,002	1,006
Total assets	$33,529	$35,491

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$2	$13
Current portion of long-term debt	1,008	567
Accounts payable	1,940	1,960
Accrued compensation	420	461
Other current liabilities	1,985	1,913
Total current liabilities	5,355	4,914

Noncurrent liabilities
Long-term debt	8,024	8,969
Pension liabilities	1,812	1,465
Other postretirement benefits liabilities	513	668
Deferred income taxes	901	1,313
Other noncurrent liabilities	1,085	1,299
Total noncurrent liabilities	12,335	13,714

Shareholders’ equity
Ordinary shares (467.9 million outstanding in 2014 and 475.1 million in 2013)	5	5
Capital in excess of par value	11,605	11,483
Retained earnings	7,078	6,866
Accumulated other comprehensive loss	(2,899)	(1,560)
Shares held in trust	(3)	(3)
Total Eaton shareholders’ equity	15,786	16,791
Noncontrolling interests	53	72
Total equity	15,839	16,863
Total liabilities and equity	$33,529	$35,491
The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31
(In millions)	2014	2013	2012
Operating activities
Net income	$1,803	$1,873	$1,220
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	983	997	598
Deferred income taxes	(382)	(311)	(155)
Pension and other postretirement benefits expense	293	384	335
Contributions to pension plans	(362)	(341)	(413)
Contributions to other postretirement benefits plans	(40)	(59)	(43)
Excess tax benefit from equity-based compensation	(20)	(32)	(21)
(Gain) loss on sale of businesses	(68)	(2)	1
Changes in working capital
Accounts receivable - net	(205)	(231)	108
Inventory	(152)	(92)	166
Accounts payable	49	86	(220)
Accrued compensation	(32)	—	(52)
Accrued income and other taxes	(73)	1	(86)
Other current assets	73	(42)	117
Other current liabilities	8	(46)	30
Other - net	3	100	79
Net cash provided by operating activities	1,878	2,285	1,664

Investing activities
Capital expenditures for property, plant and equipment	(632)	(614)	(593)
Cash received from (paid for) acquisitions of businesses, net of cash acquired	2	(9)	(6,936)
Sales (purchases) of short-term investments - net	522	(288)	603
Proceeds from sales of businesses	282	777	3
Other - net	(31)	(68)	(49)
Net cash provided by (used in) investing activities	143	(202)	(6,972)

Financing activities
Proceeds from borrowings	—	9	7,156
Payments on borrowings	(582)	(1,096)	(1,324)
Payments of financing costs	—	—	(117)
Cash dividends paid	(929)	(796)	(512)
Exercise of employee stock options	54	121	95
(Repurchase) issuance of shares	(650)	—	159
Excess tax benefit from equity-based compensation	20	32	21
Other - net	(43)	(6)	2
Net cash (used in) provided by financing activities	(2,130)	(1,736)	5,480

Effect of currency on cash	(25)	(9)	20
Total (decrease) increase in cash	(134)	338	192
Cash at the beginning of the period	915	577	385
Cash at the end of the period	$781	$915	$577
The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at January 1, 2012	334.4	$167	$4,169	$5,103	$(1,964)	$(6)	$7,469	$23	$7,492
Net income	—	—	—	1,217	—	—	1,217	3	1,220
Other comprehensive income (loss), net of tax					—		—	—	—
Cash dividends paid	—	—	—	(512)	—	—	(512)	(3)	(515)
Exchange of Eaton Corporation shares (par value $0.50 per share) for Eaton shares (par value $0.01 per share)	—	(166)	166	—	—	—	—	—	—
Issuance of shares under equity-based compensation plans - net (net of income tax benefit of $23)	5.0	2	129	(2)	—	—	129	—	129
Issuance of shares under employee benefit plans	3.2	—	166	—	—	2	168	—	168
Issuance of shares from acquisition of business	128.1	2	6,648	(1)	—	—	6,649	42	6,691
Registration of ordinary shares	—	—	(7)	—	—	—	(7)	—	(7)
Balance at December 31, 2012	470.7	5	11,271	5,805	(1,964)	(4)	15,113	65	15,178
Net income	—	—	—	1,861	—	—	1,861	12	1,873
Other comprehensive income, net of tax					404		404	—	404
Cash dividends paid	—	—	—	(796)	—	—	(796)	(5)	(801)
Issuance of shares under equity-based compensation plans - net (net of income tax benefit of $32)	4.4	—	212	(4)	—	1	209	—	209
Balance at December 31, 2013	475.1	5	11,483	6,866	(1,560)	(3)	16,791	72	16,863
Net income	—	—	—	1,793	—	—	1,793	10	1,803
Other comprehensive loss, net of tax					(1,339)		(1,339)	—	(1,339)
Cash dividends paid	—	—	—	(929)	—	—	(929)	(5)	(934)
Issuance of shares under equity-based compensation plans - net (net of income tax benefit of $20)	2.4	—	136	(2)	—	—	134	—	134
Purchase of additional noncontrolling interest of consolidated subsidiaries	—	—	(14)	—	—	—	(14)	(24)	(38)
Repurchase of shares	(9.6)	—	—	(650)	—	—	(650)	—	(650)
Balance at December 31, 2014	467.9	$5	$11,605	$7,078	$(2,899)	$(3)	$15,786	$53	$15,839
The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts are in millions unless indicated otherwise (per share data assume dilution).

Note 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General Information and Basis of Presentation
Eaton Corporation plc (Eaton or the Company) is a power management company with 2014 net sales of $22.6 billion. The Company provides energy-efficient solutions that help its customers effectively manage electrical, hydraulic and mechanical power more efficiently, safely and sustainably. Eaton has approximately 102,000 employees in over 60 countries and sells products to customers in more than 175 countries.
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
The consolidated financial statements include the accounts of Eaton and all subsidiaries and other entities it controls. Intercompany transactions and balances have been eliminated. The equity method of accounting is used for investments in associate companies where the Company has significant influence and generally a 20% to 50% ownership interest. Equity investments are evaluated for impairment whenever events or circumstances indicate the book value of the investment exceeds fair value. An impairment would exist if there is an other-than-temporary decline in value. These associate companies are not material either individually, or in the aggregate, to Eaton's consolidated financial statements. Eaton does not have off-balance sheet arrangements or financings with unconsolidated entities. In the ordinary course of business, the Company leases certain real properties and equipment, as described in Note 7.
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
Revenue Recognition
Sales of products are recognized when a sales agreement is in place, products have been shipped to unaffiliated customers and title has transferred in accordance with shipping terms, the selling price is fixed and determinable and collectability is reasonably assured, all significant related acts of performance have been completed, and no other significant uncertainties exist. Shipping and handling costs billed to customers are included in Net sales and the related costs in Cost of products sold. Although the majority of the sales agreements contain standard terms and conditions, there are agreements that contain multiple elements or non-standard terms and conditions. As a result, judgment is required to determine the appropriate accounting, including whether the deliverables specified in these agreements should be treated as separate units of accounting for recognition purposes, and, if so, how the sales price should be allocated among the elements and when to recognize sales for each element. For delivered elements, sales generally are recognized only when the delivered elements have standalone value and there are no uncertainties regarding customer acceptance. Sales for service contracts generally are recognized as the services are provided.
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

Goodwill and Indefinite Life Intangible Assets
Goodwill is evaluated annually for impairment as of July 1 using either a quantitative or qualitative analysis. Goodwill is tested for impairment at the reporting unit level, which is equivalent to Eaton's operating segments and based on the net assets for each segment, including goodwill and intangible assets. Goodwill is assigned to each operating segment, as this represents the lowest level that constitutes a business and is the level at which management regularly reviews the operating results. The Company performs a quantitative analysis using a discounted cash flow model and other valuation techniques, but may elect to perform a qualitative analysis. Additionally, goodwill and indefinite life intangible assets are evaluated for impairment whenever events or circumstances indicate there may be a possible permanent loss of value.
Goodwill impairment testing for 2014 was performed using a qualitative analysis, which is performed by assessing certain trends and factors, including projected market outlook and growth rates, forecasted and actual sales and operating profit margins, discount rates, industry data, and other relevant qualitative factors. These trends and factors are compared to, and based on, the assumptions used in the most recent quantitative assessment. The results of the qualitative analysis did not indicate a need to perform a quantitative analysis.
Goodwill impairment testing for 2013 was performed using a quantitative analysis under which the fair value for each reporting unit was estimated using a discounted cash flow model, which considered forecasted cash flows discounted at an estimated weighted-average cost of capital. The forecasted cash flows were based on the Company's long-term operating plan and a terminal value was used to estimate the operating segment's cash flows beyond the period covered by the operating plan. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market holders of a business enterprise. These analyses require the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates and the timing of expected future cash flows of the respective reporting unit. Sensitivity analyses were performed in order to assess the reasonableness of the assumptions and the resulting estimated fair values.
For 2014 and 2013, based on a qualitative and quantitative analysis, respectively, the fair values of Eaton's reporting units continue to substantially exceed the respective carrying amounts.
Indefinite life intangible assets consist of trademarks. They are evaluated annually for impairment as of July 1 using either a quantitative or qualitative analysis to determine whether their fair values exceed their respective carrying amounts. Indefinite life intangible asset impairment testing for 2014 and 2013 was performed using a quantitative analysis. The Company determines the fair value of these assets using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability. For 2014 and 2013, the fair value of indefinite lived intangible assets substantially exceeded the respective carrying value.
For additional information about goodwill and other intangible assets, see Note 4.
Other Long-Lived Assets
Depreciation and amortization for property, plant and equipment, and intangible assets subject to amortization, are generally computed by the straight-line method and included in Cost of products sold, Selling and administrative expense, and Research and development expense, as appropriate. Cost of buildings are depreciated generally over 40 years and machinery and equipment over 3 to 10 years. At December 31, 2014, the weighted-average amortization period for intangible assets subject to amortization was 17 years for patents and technology, primarily as a result of the long life of aircraft platforms; 17 years for customer relationships; and 16 years for trademarks. Software is amortized up to a maximum life of 10 years.
Other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Upon indications of impairment, assets and liabilities are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The asset group would be considered impaired when the estimated future net undiscounted cash flows generated by the asset group are less than its carrying value. Determining asset groups and underlying cash flows requires the use of significant judgment.
Retirement Benefits Plans
For the principal pension plans in the United States, Canada, Puerto Rico and the United Kingdom, the Company uses a market-related value of plan assets to calculate the expected return on assets used to determine net periodic benefit costs. The market-related value of plan assets is a calculated value that recognizes changes in the fair value of plan assets over a five year period. All other plans use fair value of plan assets.

Net actuarial gains or losses are amortized to expense on a plan-by-plan basis when they exceed the accounting corridor. The Company’s corridors are set at either 8% or 10%, depending on the plan, of the greater of the plan assets or benefit obligations. Gains or losses outside of the corridor are subject to amortization over an average employee future service period that differs by plan, but is approximately 13 years on a weighted average basis. If most or all of the plan’s participants are no longer actively accruing benefits, the average life expectancy is used.
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
Equity-Based Compensation
Eaton recognizes equity-based compensation expense based on the grant date fair value of the award over the period during which an employee is required to provide service in exchange for the award. Participants awarded restricted stock units (RSUs) do not receive dividends; therefore, their fair value is determined by reducing the closing market price of the Company’s ordinary shares on the date of grant by the present value of the estimated dividends had they been paid. The RSUs entitle the holder to receive one ordinary share for each RSU upon vesting, generally over three or four years. The fair value of restricted stock awards (RSAs) is determined based on the closing market price of the Company’s ordinary shares at the date of grant. RSAs are issued and outstanding at the time of grant, but remain subject to forfeiture until vested, generally over three or four years. Stock options are granted with an exercise price equal to the closing market price of Eaton ordinary shares on the date of grant. The fair value of stock options is determined using a Black-Scholes option-pricing model, which incorporates assumptions regarding the expected volatility, the expected option life, the risk-free interest rate, and the expected dividend yield. See Note 10 for additional information about equity-based compensation.
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

Recently Issued Accounting Pronouncement
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
In 2012, Eaton acquired businesses for combined purchase prices totaling $13,796. The Consolidated Statements of Income include the results of these businesses from the dates of the transactions or formation.
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
Cooper was a diversified global manufacturer of electrical products and systems, with brands including Bussmann electrical and electronic fuses; Crouse-Hinds and CEAG explosion-proof electrical equipment; Halo and Metalux lighting fixtures; and Kyle and McGraw-Edison power systems products. Cooper had annual sales of $5,409 for 2011. For segment reporting purposes, Cooper has been included in Electrical Products and Electrical Systems and Services business segments. See Note 14 for additional information about business segments.
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

The purchase price allocation below represents Cooper's opening balance sheet on November 30, 2012, which was initially reported in Eaton's Form 10-K for the year ended December 31, 2012, updated by Exhibit 99.1 of Eaton's current report on Form 8-K filed on September 6, 2013 and subsequently updated in Eaton's Form 10-K for the year ended December 31, 2013. During the measurement period, which ended November 30, 2013, opening balance sheet adjustments were made to finalize Eaton's preliminary fair value estimates related primarily to intangible assets, goodwill, certain property values, contingent liabilities and the related deferred tax impact. Eaton's consolidated balance sheet at December 31, 2012, as presented in the Company's Form 10-K for the year ended December 31, 2013, was adjusted to reflect the final purchase price allocation. The Company did not revise the Consolidated Statement of Income for the year ended December 31, 2013, as any adjustment was considered immaterial.

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
Acquisitions and Sales of Other Businesses
In 2012, Eaton acquired other businesses in separate transactions. The Consolidated Statements of Income include the results of these businesses from the dates of the transactions. These transactions, and the related annual sales prior to acquisition, are summarized below:

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
See Note 3 for additional information about acquisition integration charges and transaction costs related to Eaton's business acquisitions.
Sale of Aerospace Power Distribution Management Solutions and Integrated Cockpit Solutions
On May 9, 2014, Eaton sold the Aerospace Power Distribution Management Solutions and Integrated Cockpit Solutions businesses to Safran for $270, which resulted in a pre-tax gain of $154.
Sale of Apex Tool Group, LLC
In July 2010, Cooper formed a joint venture, named Apex Tool Group, LLC (Apex), with Danaher Corporation (Danaher). On February 1, 2013, Cooper and Danaher sold Apex to Bain Capital for approximately $1.6 billion, subject to post-closing adjustments.

Note 3.	ACQUISITION INTEGRATION AND RESTRUCTURING CHARGES
Acquisition Integration Charges and Transaction Costs
Eaton incurs integration charges and transaction costs related to acquired businesses. A summary of these charges follows:

	2014	2013	2012
Acquisition integration charges
Electrical Products	$66	$44	$4
Electrical Systems and Services	51	37	13
Hydraulics	12	36	16
Total business segments	129	117	33
Corporate	25	37	11
Total acquisition integration charges	154	154	44

Transaction costs
Corporate	—	8	106
Financing fees	—	1	72
Total transaction costs	—	9	178

Total acquisition integration charges and transaction costs before income taxes	$154	$163	$222
Total after income taxes	$102	$110	$167
Per ordinary share - diluted	$0.21	$0.23	$0.48
Business segment integration charges in 2014 related primarily to the integration of Cooper. Business segment integration charges in 2013 related primarily to the integrations of Cooper and Polimer Kaucuk Sanayi ve Pazarlama (SEL). Business segment integration charges in 2012 related primarily to the integrations of SEL, Jeil Hydraulics, Cooper, and Internormen Technology Group. These charges were included in Cost of products sold or Selling and administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment.
Corporate integration charges in 2014 and 2013 related primarily to the acquisition of Cooper. These charges were included in Selling and administrative expense. In Business Segment Information, the charges were included in Other corporate expense - net.
Acquisition-related transaction costs, such as investment banking, legal, and other professional fees, and costs associated with change in control agreements, are not included as a component of consideration transferred in an acquisition but are expensed as incurred. Acquisition-related transaction costs in 2013 and 2012 related to the acquisition of Cooper and were included in Corporate above. These charges were included in Selling and administrative expense, Interest expense - net and Other (income) expense - net. In Business Segment Information, the charges were included in Interest expense - net and Other corporate expense - net.
See Note 2 for additional information about business acquisitions.
Restructuring Charges
During the fourth quarter of 2012, Eaton undertook restructuring activities to improve the efficiency of certain businesses. These actions resulted in a charge in the fourth quarter of 2012 of $50, comprised of severance costs totaling $34 and other non-cash expenses totaling $16, of which $2, $2, $17, $17, $4 and $8 were recognized in the Electrical Products, Electrical Systems and Services, Vehicle, Hydraulics, and Aerospace business segments and Corporate, respectively.
During 2014 and 2013, Eaton undertook restructuring activities related to the acquisition and integration of Cooper in an effort to gain efficiencies in selling, marketing, traditional back-office functions and manufacturing and distribution. These actions, resulted in charges of $95 during 2014, comprised of severance costs totaling $69 and other expenses totaling $26, of which $53 and $42 were recognized in the Electrical Products and Electrical Systems and Services business segments, respectively. During 2013, these actions, comprised primarily of severance costs, resulted in charges of $36, of which $19 and $17 were recognized in the Electrical Products and Electrical Systems and Services business segments, respectively. These restructuring initiatives are expected to continue through 2015. These charges are included in the table above in acquisition integration charges.

During 2014, Eaton undertook additional restructuring activities in an effort to gain efficiencies in operations. These actions resulted in charges of $54 during 2014, comprised of severance costs totaling $48 and other expenses totaling $6, of which $32, $16, $2 and $4 were recognized in the Vehicle, Hydraulics and Aerospace business segments, and Corporate, respectively.
Restructuring charges were included in Cost of products sold or Selling and administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment. See Note 14 for additional information about business segments. As of December 31, 2014 and 2013, the liabilities related to these restructuring actions totaled $84 and $32, respectively.

Note 4.	GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill by segment follow:

	Electrical Products	Electrical Systems and Services	Hydraulics	Aerospace	Vehicle	Total
December 31, 2012	$7,117	$4,520	$1,404	$1,045	$357	$14,443
Additions	1	22	4	—	—	27
Translation adjustments	71	(25)	(23)	3	(1)	25
December 31, 2013	7,189	4,517	1,385	1,048	356	14,495
Goodwill written off from sale of businesses	—	—	—	(78)	—	(78)
Translation adjustments	(249)	(203)	(58)	(8)	(6)	(524)
December 31, 2014	$6,940	$4,314	$1,327	$962	$350	$13,893
A summary of other intangible assets follows:

	2014		2013
	Historical cost	Accumulated amortization	Historical cost	Accumulated amortization
Intangible assets not subject to amortization
Trademarks	$1,844		$1,868

Intangible assets subject to amortization
Customer relationships	$3,674	$834	$3,859	$669
Patents and technology	1,494	440	1,588	389
Trademarks	980	250	1,052	215
Other	103	15	103	11
Total intangible assets subject to amortization	$6,251	$1,539	$6,602	$1,284
Amortization expense related to intangible assets subject to amortization in 2014, and estimated amortization expense for each of the next five years, follows:

2014	$424
2015	410
2016	397
2017	387
2018	367
2019	360

Other Intangible Assets Related to the Acquisition of Cooper
The estimated fair values of other intangible assets acquired in the Cooper transaction and included in the table above were determined using an income valuation approach, which requires a forecast of expected future cash flows either through the use of the relief-from-royalty method or the multi-period excess earnings method. The final adjusted estimated fair value, as of November 30, 2012, of these identifiable intangible assets, their estimated useful lives and valuation methodology are as follows:

	Fair value	Useful life	Valuation method
Trade names (indefinite-lived)	$1,410	N/A	Relief-from-royalty
Trade names	638	3-20	Relief-from-royalty
Customer relationships	2,510	13-18	Multi-period excess earnings
Technology	767	4-20	Relief-from-royalty; Multi-period excess earnings
Contract-based	44	9.5	Relief-from-royalty
	$5,369

Note 5.	DEBT
A summary of long-term debt, including the current portion, follows:

	2014	2013
5.95% notes due 2014	$—	$250
Floating rate notes due 2014	—	300
5.45% debentures due 2015	300	300
4.65% notes due 2015	100	100
0.95% senior notes due 2015	600	600
2.375% debentures due 2016	240	240
5.30% notes due 2017 ($150 converted to floating rate by interest rate swap)	250	250
6.10% debentures due 2017	289	289
1.50% senior notes due 2017 ($650 converted to floating rate by interest rate swap)	1,000	1,000
5.60% notes due 2018 ($415 converted to floating rate by interest rate swap)	450	450
4.215% Japanese Yen notes due 2018	84	95
6.95% notes due 2019 ($300 converted to floating rate by interest rate swap)	300	300
3.875% debentures due 2020 ($150 converted to floating rate by interest rate swap)	239	239
3.47% notes due 2021 ($200 converted to floating rate by interest rate swap)	300	300
8.10% debentures due 2022	100	100
2.75% senior notes due 2022 ($1,250 converted to floating rate by interest rate swap)	1,600	1,600
3.68% notes due 2023 ($200 converted to floating rate by interest rate swap)	300	300
6.50% debentures due 2025	145	145
7.65% debentures due 2029 ($50 converted to floating rate by interest rate swap)	200	200
4.00% senior notes due 2032	700	700
5.45% debentures due 2034 ($25 converted to floating rate by interest rate swap)	136	136
5.80% notes due 2037	240	240
4.15% senior notes due 2042	1,000	1,000
5.25% to 12.5% notes (maturities ranging from 2014 to 2035, including $50 converted to floating rate by interest rate swap)	239	249
Other	220	153
Total long-term debt	9,032	9,536
Less current portion of long-term debt	(1,008)	(567)
Long-term debt less current portion	$8,024	$8,969

On October 3, 2014, Eaton refinanced a $500, five-year revolving credit facility and a $750, three-year revolving credit facility with a $500, four-year revolving credit facility that will expire October 3, 2018 and a $750, five-year revolving credit facility that will expire October 3, 2019, respectively. Eaton also maintains a $750, five-year revolving credit facility that will expire June 14, 2017. These refinancings maintain long-term revolving credit facilities at a total of $2,000. The revolving credit facilities are used to support commercial paper borrowings and are fully and unconditionally guaranteed by Eaton and certain of its direct and indirect subsidiaries on an unsubordinated, unsecured basis. There were no borrowings outstanding under Eaton's revolving credit facilities at December 31, 2014 or 2013.
On March 20, 2014 and June 16, 2014, the Company repaid the $250, 5.95% notes due 2014 and the $300, floating rate notes due 2014, respectively.
On November 20, 2012, Eaton issued senior notes totaling $4,900 to finance the cash portion of the acquisition of Cooper. On November 14, 2013, Eaton exchanged these senior notes for senior notes registered under the Securities Act of 1933 (the Senior Notes). The Senior Notes are comprised of five tranches which mature in 2015, 2017, 2022, 2032 and 2042, with interest payable semi-annually at a respective rate of 0.95%, 1.50%, 2.75%, 4.00% and 4.15%. Eaton received proceeds totaling $4,853 from the issuance, net of financing costs and nominal discounts. The Senior Notes are fully and unconditionally guaranteed on an unsubordinated, unsecured basis by Eaton and certain of its direct and indirect subsidiaries. The Senior Notes contain an optional redemption provision by which the Company may make an offer to purchase all or any part of the Senior Notes at a purchase price of the greater of (a) 100% of the principal amount of the respective Senior Notes being redeemed, or (b) the sum of the present values of the respective remaining scheduled payments of principal and interest, discounted to the redemption date on a semi-annual basis, plus basis points ranging from 10 to 25 based on the respective Senior Note tranche. The Senior Notes also contain a change of control provision which requires the Company to make an offer to purchase all or any part of the Senior Notes at a purchase price of 101% of the principal amount plus accrued and unpaid interest. Related capitalized deferred financing fees total $40. The capitalized deferred financing fees and nominal discounts are amortized in Interest expense - net over the respective terms of the Senior Notes. The Senior Notes are subject to customary non-financial covenants. See Note 15 for additional information about the Senior Notes.
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
As is customary to support its U.S. operations, the Company had available lines of credit of $340 from various banks for the issuance of letters of credit, of which there was $155 outstanding at December 31, 2014. Operations outside the United States had available short-term lines of credit of $2,089 from various banks worldwide at December 31, 2014. Borrowings outside the United States are generally denominated in local currencies.
Eaton is in compliance with each of its debt covenants for all periods presented. Eaton Corporation and Cooper each issued guarantees on November 30, 2012 and January 8, 2013, respectively, on all material outstanding debt of the other.
Mandatory maturities of long-term debt for each of the next five years follow:

2015	$1,008
2016	242
2017	1,548
2018	570
2019	339
Interest paid on debt follows:

2014	$296
2013	294
2012	237

Note 6.	RETIREMENT BENEFITS PLANS
Eaton has defined benefits pension plans and other postretirement benefits plans.
Obligations and Funded Status

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
	2014	2013	2014	2013	2014	2013
Funded status
Fair value of plan assets	$3,086	$2,940	$1,535	$1,432	$116	$138
Benefit obligations	(4,047)	(3,625)	(2,337)	(2,127)	(676)	(867)
Funded status	$(961)	$(685)	$(802)	$(695)	$(560)	$(729)

Amounts recognized in the Consolidated Balance Sheets
Non-current assets	$14	$44	$77	$86	$—	$—
Current liabilities	(16)	(15)	(26)	(30)	(47)	(61)
Non-current liabilities	(959)	(714)	(853)	(751)	(513)	(668)
Total	$(961)	$(685)	$(802)	$(695)	$(560)	$(729)

Amounts recognized in Accumulated other comprehensive loss (pretax)
Net actuarial loss	$1,377	$1,051	$695	$515	$176	$190
Prior service cost (credit)	5	3	11	13	(86)	(6)
Total	$1,382	$1,054	$706	$528	$90	$184
Change in Benefit Obligations

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
	2014	2013	2014	2013	2014	2013
Balance at January 1	$3,625	$3,817	$2,127	$2,017	$867	$950
Service cost	117	128	66	62	13	20
Interest cost	162	147	85	80	32	35
Actuarial loss (gain)	470	(223)	355	21	(36)	(54)
Gross benefits paid	(329)	(246)	(106)	(90)	(91)	(103)
Currency translation	—	—	(190)	36	(4)	(2)
Plan amendments	2	2	—	4	(84)	—
Other	—	—	—	(3)	(21)	21
Balance at December 31	$4,047	$3,625	$2,337	$2,127	$676	$867

Accumulated benefit obligation	$3,894	$3,458	$2,181	$2,003

Change in Plan Assets

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
	2014	2013	2014	2013	2014	2013
Balance at January 1	$2,940	$2,607	$1,432	$1,248	$138	$146
Actual return on plan assets	226	383	191	118	4	15
Employer contributions	248	196	114	145	40	59
Gross benefits paid	(329)	(246)	(106)	(90)	(91)	(103)
Currency translation	—	—	(96)	15	—	—
Other	1	—	—	(4)	25	21
Balance at December 31	$3,086	$2,940	$1,535	$1,432	$116	$138
The components of pension plans with an accumulated benefit obligation in excess of plan assets at December 31 follow:

	United States pension liabilities		Non-United States pension liabilities
	2014	2013	2014	2013
Projected benefit obligation	$3,557	$3,166	$1,524	$1,411
Accumulated benefit obligation	3,403	2,999	1,446	1,349
Fair value of plan assets	2,581	2,437	673	635
Changes in pension and other postretirement benefit liabilities recognized in Accumulated other comprehensive loss follow:

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
	2014	2013	2014	2013	2014	2013
Balance at January 1	$1,054	$1,621	$528	$559	$184	$262
Prior service cost arising during the year	2	2	—	4	(84)	—
Net loss (gain) arising during the year	490	(381)	262	(12)	(34)	(63)
Currency translation	—	—	(55)	6	(1)	(1)
Less amounts included in expense during the year	(164)	(186)	(29)	(29)	25	(14)
Other	—	(2)	—	—	—	—
Net change for the year	328	(567)	178	(31)	(94)	(78)
Balance at December 31	$1,382	$1,054	$706	$528	$90	$184
Benefits Expense

	United States pension benefit expense			Non-United States pension benefit expense			Other postretirement benefits expense
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Service cost	$117	$128	$115	$66	$62	$50	$13	$20	$17
Interest cost	162	147	134	85	80	77	32	35	38
Expected return on plan assets	(246)	(226)	(183)	(98)	(85)	(77)	(6)	(6)	(6)
Amortization	93	133	118	27	27	15	6	14	13
	126	182	184	80	84	65	45	63	62
Settlements, curtailments and other	71	53	20	2	2	4	(31)	—	—
Total expense	$197	$235	$204	$82	$86	$69	$14	$63	$62

The estimated pretax net amounts that will be recognized from Accumulated other comprehensive loss into net periodic benefit cost in 2015 follow:

	United States pension liabilities	Non-United States pension liabilities	Other postretirement liabilities
Actuarial loss	$168	$39	$15
Prior service cost (credit)	1	1	(14)
Total	$169	$40	$1
Retirement Benefits Plans Assumptions
For purposes of determining liabilities related to pension plans and other postretirement benefits plans in the United States, the Company updated its mortality assumption in 2014 to use the RP-2014 tables with a generational improvement scale based on MP-2014.
Pension Plans

	United States pension plans			Non-United States pension plans
	2014	2013	2012	2014	2013	2012
Assumptions used to determine benefit obligation at year-end
Discount rate	3.97%	4.67%	3.97%	3.33%	4.20%	4.17%
Rate of compensation increase	3.16%	3.16%	3.16%	3.13%	3.12%	3.09%

Assumptions used to determine expense
Discount rate	4.67%	3.97%	4.70%	4.20%	4.17%	5.12%
Expected long-term return on plan assets	8.40%	8.45%	8.50%	7.00%	6.92%	7.10%
Rate of compensation increase	3.16%	3.16%	3.15%	3.12%	3.09%	3.62%
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
Other Postretirement Benefits Plans
Substantially all of the obligation for other postretirement benefits plans relates to United States plans. Assumptions used to determine other postretirement benefits obligations and expense follow:

	Other postretirement benefits plans
	2014	2013	2012
Assumptions used to determine benefit obligation at year-end
Discount rate	3.79%	4.48%	3.79%
Health care cost trend rate assumed for next year	6.31%	6.64%	6.96%
Ultimate health care cost trend rate	4.77%	4.77%	4.53%
Year ultimate health care cost trend rate is achieved	2024	2023	2022

Assumptions used to determine expense
Discount rate	4.48%	3.79%	4.60%
Initial health care cost trend rate	6.64%	6.96%	7.60%
Ultimate health care cost trend rate	4.77%	4.53%	4.50%
Year ultimate health care cost trend rate is achieved	2023	2022	2020

Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plans. A 1-percentage point change in the assumed health care cost trend rates would have the following effects:

	1% increase	1% decrease
Effect on total service and interest cost	$1	$(1)
Effect on other postretirement liabilities	20	(18)
Employer Contributions to Retirement Benefits Plans
Contributions to pension plans that Eaton expects to make in 2015, and made in 2014, 2013 and 2012, follow:

	2015	2014	2013	2012
United States plans	$217	$248	$196	$311
Non-United States plans	109	114	145	102
Total contributions	$326	$362	$341	$413
The following table provides the estimated pension and other postretirement benefit payments for each of the next five years, and the five years thereafter in the aggregate. For other postretirement benefits liabilities, the expected subsidy receipts related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, would reduce the gross payments listed below.

	Estimated United States pension payments	Estimated non-United States pension payments	Estimated other postretirement benefit payments
			Gross	Medicare prescription drug subsidy
2015	$268	$92	$75	$(6)
2016	281	92	71	(6)
2017	285	94	67	(6)
2018	289	98	62	(5)
2019	297	99	56	(4)
2020 - 2024	1,544	542	226	(13)
Pension Plan Assets
Investment policies and strategies are developed on a country specific basis. The United States plans, representing 67% of worldwide pension assets, and the United Kingdom plans representing 27% of worldwide pension assets, are invested primarily for growth, as the majority of the assets are in plans with active participants and ongoing accruals. In general, the plans have their primary allocation to diversified, global equities, primarily through index funds in the form of common collective trusts. The United States plans' target allocation is 32% United States equities, 32% non-United States equities, 8% real estate (primarily equity of real estate investment trusts), 24% debt securities and 4% other, including hedge funds and cash equivalents. The United Kingdom plans' target asset allocations are 57% equities and the remainder in debt securities and real estate investments. The equity risk for the plans is managed through broad geographic diversification and diversification across industries and levels of market capitalization. The majority of debt allocations for these plans are longer duration government and corporate debt. The United States, United Kingdom and Canada pension plans are authorized to use derivatives to achieve more economically desired market exposures and to use futures, swaps and options to gain or hedge exposures.
Other Postretirement Benefits Plan Assets
The Voluntary Employee Benefit Association trust which holds U.S. other postretirement benefits plan assets has investment guidelines that include allocations to global equities and fixed income investments. The trust's target investment allocation is 50% diversified global equities and 50% fixed income securities. The fixed income securities are primarily comprised of intermediate term, high quality, dollar denominated, fixed income instruments. The equity allocation is invested in a diversified global equity index fund in the form of a collective trust.

Fair Value Measurements
Financial instruments included in pension and other postretirement benefits plan assets are categorized into a fair value hierarchy of three levels, based on the degree of subjectivity inherent in the valuation methodology as follows:

Level 1 -	Quoted prices (unadjusted) for identical assets in active markets.

Level 2 -	Quoted prices for similar assets in active markets, and inputs that are observable for the asset, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 -	Unobservable prices or inputs.
Pension Plans
A summary of the fair value of pension plan assets at December 31, 2014 and 2013, follows:

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
2014
Common collective trusts
Non-United States equity and global equities	$1,458	$—	$1,458	$—
United States equity	1,005	—	1,005	—
Fixed income	646	—	646	—
Exchange traded funds	138	—	138	—
Fixed income securities	398	—	398	—
United States treasuries	106	106	—	—
Bank loans	128	—	128	—
Real estate securities	263	257	—	6
Equity securities	92	92	—	—
Cash equivalents	218	8	210	—
Hedge funds	54	—	—	54
Exchange traded funds	50	50	—	—
Other	65	—	5	60
Total pension plan assets	$4,621	$513	$3,988	$120

2013
Common collective trusts
Non-United States equity and global equities	$1,453	$—	$1,453	$—
United States equity	1,153	—	1,153	—
Fixed income	672	—	672	—
Exchange traded funds	64	—	64	—
Fixed income securities	274	—	274	—
United States treasuries	63	63	—	—
Real estate securities	220	214	—	6
Equity securities	141	141	—	—
Cash equivalents	187	6	181	—
Exchange traded funds	47	47	—	—
Other	98	—	4	94
Total pension plan assets	$4,372	$471	$3,801	$100

Other Postretirement Benefits Plans
A summary of the fair value of other postretirement benefits plan assets at December 31, 2014 and 2013, follows:

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
2014
Common collective trusts
Global equities	$54	$—	$54	$—
Fixed income securities	24	—	24	—
United States treasuries	37	37	—	—
Cash equivalents	1	1	—	—
Total other postretirement benefits plan assets	$116	$38	$78	$—

2013
Common collective trusts
Global equities	$70	$—	$70	$—
Fixed income securities	29	—	29	—
United States treasuries	38	38	—	—
Cash equivalents	1	1	—	—
Total other postretirement benefits plan assets	$138	$39	$99	$—
Valuation Methodologies
Following is a description of the valuation methodologies used for pension and other postretirement benefits plan assets measured at fair value. There have been no changes in the methodologies used at December 31, 2014 and 2013.
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
Bank loans - These securities consist of senior secured term loans of publicly traded and privately held United States and non-United States floating rate obligations (principally corporations of non-investment grade rating). The fair value is determined through third-party pricing models that primarily utilize dealer quoted current market prices. The Company verifies the results of trustees or custodians and evaluates the pricing classification of these securities by performing analyses using other third-party sources.
Real estate and equity securities - These securities consist of direct investments in the stock of publicly traded companies. Such investments are valued based on the closing price reported in an active market on which the individual securities are traded. As such, the direct investments are classified as Level 1.
Cash equivalents - Primarily certificates of deposit, commercial paper, money market funds and repurchase agreements.
Hedge funds - Consists of direct investments in hedge funds through limited partnership interests. Values are based on the estimated fair value of the ownership interest in the investment as determined by the General Partner.
Exchange traded funds - Valued at the closing price of the exchange traded fund's shares.

Other - Primarily insurance contracts for international plans and also futures contracts and over-the-counter options. These investments are valued based on the closing prices of future contracts or indices as available on Bloomberg or similar service, and private equity investments.
For additional information regarding fair value measurements, see Note 11.
Defined Contribution Plans
The Company has various defined contribution benefit plans, primarily consisting of the plans in the United States. The total contributions related to these plans are charged to expense and were as follows:

2014	$141
2013	121
2012	74

Note 7.	COMMITMENTS AND CONTINGENCIES
Legal Contingencies
Eaton is subject to a broad range of claims, administrative and legal proceedings such as lawsuits that relate to contractual allegations, tax audits, patent infringement, personal injuries, antitrust matters, and employment-related matters. Eaton is also subject to asbestos claims from historic products which may have contained asbestos. Historically, significant insurance coverage has been available to cover costs associated with these claims. Although it is not possible to predict with certainty the outcome or cost of these matters, the Company believes they will not have a material adverse effect on the consolidated financial statements.
In December 2010, a Brazilian court held that a judgment obtained by a Brazilian company, Raysul, against another Brazilian company, Saturnia, which was sold by Eaton in 2006, could be enforced against Eaton Ltda. This judgment is based on an alleged violation of an agency agreement between Raysul and Saturnia. At December 31, 2014, the Company has a total accrual of 83 Brazilian Reais related to this matter ($31 based on current exchange rates), comprised of 60 Brazilian Reais recognized in the fourth quarter of 2010 ($23 based on current exchange rates) with an additional 23 Brazilian Reais recognized through December 31, 2014 ($8 based on current exchange rates). In 2010, Eaton filed motions for clarification with the Brazilian court of appeals which were denied on April 6, 2011. Eaton Holding and Eaton Ltda. filed appeals on various issues to the Superior Court of Justice in Brasilia. In April 2013, the Superior Court of Justice ruled in favor of Raysul. Additional motions for clarification were filed with the Superior Court of Justice in Brasilia and were again denied in 2014. A final appeal to the Superior Court will likely be filed in the first quarter of 2015. The Company expects that any sum it may be required to pay in connection with this matter will not exceed the amount of the recorded liability.
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

Eaton is involved in remedial response and voluntary environmental remediation at a number of sites, including certain of its currently-owned or formerly-owned plants. The Company has also been named a potentially responsible party under the United States federal Superfund law, or the state equivalents thereof, at a number of disposal sites. The Company became involved in these sites as a result of government action or in connection with business acquisitions. At the end of 2014, the Company was involved with a total of 150 sites worldwide, including the Superfund sites mentioned above, with none of these sites being individually significant to the Company.
Remediation activities, generally involving soil and/or groundwater contamination, include pre-cleanup activities such as fact finding and investigation, risk assessment, feasibility study, design and action planning, performance (where actions may range from monitoring, to removal of contaminants, to installation of longer-term remediation systems), and operation and maintenance of a remediation system. The extent of expected remediation activities and costs varies by site. A number of factors affect the cost of environmental remediation, including the number of parties involved at a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing advancement of remediation technology. Taking these factors into account, Eaton has estimated the costs of remediation, which will be paid over a period of years. The Company accrues an amount on an undiscounted basis, consistent with the estimates of these costs when it is probable that a liability has been incurred. Actual results may differ from these estimates. At December 31, 2014 and 2013, the Company had an accrual totaling $140 and $149, respectively, for these costs.
Based upon Eaton's analysis and subject to the difficulty in estimating these future costs, the Company expects that any sum it may be required to pay in connection with environmental matters is not reasonably possible to exceed the recorded liability by an amount that would have a material effect on its financial position, results of operations or cash flows.
Warranty Accruals
A summary of the current and long-term warranty accruals follows:

	2014	2013	2012
Balance at January 1	$189	$185	$158
Provision	125	107	85
Settled	(120)	(99)	(84)
Other	19	(4)	26
Balance at December 31	$213	$189	$185
At December 31, 2012, amounts related to the acquisition of Cooper included in Other total $24. For additional information about acquisitions of businesses, see Note 2.
Lease Commitments
Eaton leases certain real properties and equipment. A summary of minimum rental commitments at December 31, 2014 under noncancelable operating leases, which expire at various dates and in most cases contain renewal options, for each of the next five years and thereafter in the aggregate, follow:

2015	$153
2016	115
2017	83
2018	59
2019	34
Thereafter	60
Total noncancelable lease commitments	$504
A summary of rental expense follows:

2014	$244
2013	241
2012	199

Note 8.	INCOME TAXES
Eaton Corporation plc is domiciled in Ireland. Income (loss) before income taxes and income tax (benefit) expense are summarized below based on the geographic location of the operation to which such earnings and income taxes are attributable. Certain Eaton operations which are located outside the United States are subject to income tax in both the United States as well as the country in which the operations are located. As a result, income before tax by location and the components of income tax expense by taxing jurisdiction are not directly related. For purposes of this note, Puerto Rico is classified in Foreign - other since Puerto Rico is not part of the United States corporate tax system.

	Income (loss) before income taxes
	2014	2013	2012
Ireland	$(332)	$184	$—
Foreign	2,093	1,700	1,251
Total income before income taxes	$1,761	$1,884	$1,251

	Income tax (benefit) expense
	2014	2013	2012
Current
Ireland	$(13)	$17	$—
United States
Federal	87	89	1
State and local	41	7	5
Foreign - other	239	244	130
Total current income tax expense	354	357	136

Deferred
Ireland	2	—	—
United States
Federal	(224)	(295)	39
State and local	(49)	(23)	2
Foreign - other	(125)	(28)	(146)
Total deferred income tax benefit	(396)	(346)	(105)
Total income tax (benefit) expense	$(42)	$11	$31

Reconciliations of income taxes from the Ireland national statutory rate of 25% in 2014 and 2013, and the United States federal statutory rate of 35% in 2012, to the consolidated effective income tax rate follow:

	2014	2013	2012
Income taxes at the applicable statutory rate	25.0%	25.0%	35.0%

Ireland operations
Ireland tax on trading income	(0.1)%	(1.4)%	—%
Nondeductible interest expense	4.8%	—%	—%

United States operations
United States (loss) income	(2.8)%	(2.8)%	—%
Nondeductible goodwill - Aerospace divestitures	1.4%	—%	—%
Credit for research activities	(1.0)%	(2.0)%	—%
Other - net	1.5%	1.3%	1.8%

Other foreign operations
United States foreign tax credit	(1.1)%	(1.8)%	(12.4)%
Other foreign operations (earnings taxed at other than the applicable statutory tax rate)	(24.8)%	(17.6)%	(14.9)%
Other foreign operations - other items	(1.0)%	0.2%	—%

Worldwide operations
Adjustments to tax liabilities	(1.7)%	(1.1)%	(5.7)%
Adjustments to valuation allowances	(2.6)%	0.8%	(1.3)%
Effective income tax (benefit) expense rate	(2.4)%	0.6%	2.5%
During 2014, an income tax benefit of $42 was recognized (an effective tax benefit rate of 2.4%) compared to income tax expense of $11 for 2013 (an effective tax expense rate of 0.6%) and $31 for 2012 (an effective tax expense rate of 2.5%). The lower tax rate in 2014 was primarily attributable to the net tax benefit of 7.6% for the Meritor and Triumph litigation settlements and related legal costs and the gain on the sale of the Aerospace businesses, all of which occurred in the second quarter of 2014. Excluding the previously mentioned litigation settlements and gain on the sale of businesses, the 2014 income tax rate increased from 2013 due to greater levels of income in higher tax jurisdictions and net increases in worldwide tax liabilities, partially offset by additional foreign tax credit recognition in the United States and recognition of deferred tax assets in foreign jurisdictions. The lower effective tax rate for 2013, compared to 2012, was primarily attributable to the effects associated with the acquisition of Cooper, along with greater levels of income in lower tax jurisdictions, additional foreign tax credit utilization, and the benefit of two years of the U.S. research and experimentation tax credit due to the extension of the credit in the American Taxpayer Relief Act of 2012 (the Act) as signed into law in January 2013. The Act extended certain tax benefits retroactively to January 1, 2012.
See Note 7 and Note 2 and for additional information about litigation settlements and sales of businesses, respectively.
No provision has been made for income taxes on undistributed earnings of foreign subsidiaries of approximately $12.5 billion at December 31, 2014, since it is the Company's intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries. It is not practicable to estimate the additional income taxes and applicable withholding taxes that would be payable on the remittance of such undistributed earnings.

The Company expects to deploy capital to those markets which offer particularly attractive growth opportunities. Given expected population growth and economic growth rates, most of the particularly attractive markets are outside of the United States. The cash that is permanently reinvested is typically used to expand these operations either organically or through acquisitions. Beginning in 2013, the Company's public dividends are funded by the Ireland parent primarily from Non-U.S. operations. The Company's United States operations are expected to generate cash flow sufficient to satisfy United States operating requirements and service its debt.
Worldwide income tax payments follow:

2014	$258
2013	272
2012	254
Deferred Income Tax Assets and Liabilities
Components of current and long-term deferred income taxes follow:

	2014		2013
	Current assets and liabilities	Long-term assets and liabilities	Current assets and liabilities	Long-term assets and liabilities
Accruals and other adjustments
Employee benefits	$148	$773	$116	$657
Depreciation and amortization	—	(2,010)	(2)	(2,294)
Other accruals and adjustments	476	282	497	368
United States federal income tax loss carryforwards	—	58	—	—
United States federal income tax credit carryforwards	—	150	—	161
United States state and local tax loss carryforwards and tax credit carryforwards	—	76	—	73
Other foreign tax loss carryforwards	—	2,112	—	1,708
Other foreign income tax credit carryforwards	—	49	—	63
Valuation allowance for income tax loss and income tax credit carryforwards	(24)	(2,134)	—	(1,738)
Other valuation allowances	(7)	(29)	(34)	(71)
Total deferred income taxes	$593	$(673)	$577	$(1,073)
In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). ASU 2013-11 requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions except where the deferred tax asset or other carryforward are not available for use. The adoption of this standard resulted in a reduction of the Company’s consolidated long term deferred tax assets by $146 in 2014.

At the end of 2014, United States federal income tax loss carryforwards and income tax credit carryforwards are available to reduce future United States federal income tax liabilities. These carryforwards and their respective expiration dates are summarized below:

	2015 through 2019	2020 through 2024	2025 through 2029	2030 through 2034	2035 through 2039	Not subject to expiration	Valuation allowance
United States federal income tax loss carryforwards	$—	$—	$31	$4	$352	$—	$—
United States federal deferred income tax assets for income tax loss carryforwards	—	—	11	1	101	—	(12)
United States federal deferred income tax assets for income tax loss carryforwards after ASU 2013-11	—	—	11	1	46	—	(12)
United States federal income tax credit carryforwards	—	64	38	86	21	32	(69)
United States federal income tax credit carryforwards after ASU 2013-11	—	64	37	28	21	—	(69)
United States state and local tax loss carryforwards and tax credit carryforwards with a future tax benefit are also available at the end of 2014. The deferred tax assets for these carryforwards and their respective expiration dates are summarized below:

	2015 through 2019	2020 through 2024	2025 through 2029	2030 through 2034	2035 through 2039	Not subject to expiration	Valuation allowance
United States state and local deferred income tax assets for income tax loss carryforwards - net of federal tax effect	$6	$18	$12	$8	$—	$—	$(18)
United States state and local income tax credit carryforwards - net of federal tax effect	10	9	6	2	5	—	(18)
At December 31, 2014, certain non-United States subsidiaries had tax loss carryforwards and income tax credit carryforwards that are available to offset future taxable income. These carryforwards and their respective expiration dates are summarized below:

	2015 through 2019	2020 through 2024	2025 through 2029	2030 through 2034	Not subject to expiration	Valuation allowance
Non-United States income tax loss carryforwards	$135	$165	$38	$18	$9,290	$—
Non-United States deferred income tax assets for income tax loss carryforwards	35	41	9	5	2,022	(2,033)
Non-United States income tax credit carryforwards	3	14	24	—	7	(8)
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

Management evaluates the realizability of deferred income tax assets for each of the jurisdictions in which it operates. If the Company experiences cumulative pretax income in a particular jurisdiction in the three-year period including the current and prior two years, management normally concludes that the deferred income tax assets will more likely than not be realizable and no valuation allowance is recognized, unless known or planned operating developments would lead management to conclude otherwise. However, if the Company experiences cumulative pretax losses in a particular jurisdiction in the three-year period including the current and prior two years, management then considers a series of factors in the determination of whether the deferred income tax assets can be realized. These factors include historical operating results, known or planned operating developments, the period of time over which certain temporary differences will reverse, consideration of the utilization of certain deferred income tax liabilities, tax law carryback capability in the particular country, prudent and feasible tax planning strategies, and estimates of future earnings and taxable income using the same assumptions as those used for the Company's goodwill and other impairment testing. After evaluation of these factors, if the deferred income tax assets are expected to be realized within the tax carryforward period allowed for that specific country, management would conclude that no valuation allowance would be required. To the extent that the deferred income tax assets exceed the amount that is expected to be realized within the tax carryforward period for a particular jurisdiction, management would establish a valuation allowance.
Applying the above methodology, valuation allowances have been established for certain deferred income tax assets to the extent they are not expected to be realized within the particular tax carryforward period.
Unrecognized Income Tax Benefits
A summary of gross unrecognized income tax benefits follows:

	2014	2013	2012
Balance at January 1	$479	$444	$236
Increases and decreases as a result of positions taken during prior years
Transfers from valuation allowances	(3)	13	—
Other increases	37	7	1
Other decreases, including currency translation	(3)	(7)	—
Balances related to acquired businesses	(3)	2	177
Increases as a result of positions taken during the current year	65	35	36
Decreases relating to settlements with tax authorities	(51)	(6)	—
Decreases as a result of a lapse of the applicable statute of limitations	(28)	(9)	(6)
Balance at December 31	$493	$479	$444
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
As of December 31, 2014 and 2013, Eaton had accrued approximately $120 and $114, respectively, for the payment of worldwide interest and penalties, which are not included in the table of unrecognized income tax benefits above. Eaton recognizes interest and penalties related to unrecognized income tax benefits in the provision for income tax expense. The Company has accrued penalties in jurisdictions where they are automatically applied to any deficiency, regardless of the merit of the position.
The resolution of the majority of Eaton's unrecognized income tax benefits is dependent upon uncontrollable factors such as the prospect of retroactive regulations; new case law; the willingness of the income tax authority to settle the issue, including the timing thereof; and other factors. Therefore, for the majority of unrecognized income tax benefits, it is not reasonably possible to estimate the increase or decrease in the next 12 months. For each of the unrecognized income tax benefits where it is possible to estimate the increase or decrease in the balance within the next 12 months, the Company does not anticipate any significant change.
Eaton or its subsidiaries file income tax returns in Ireland and many countries around the world. The IRS has completed its examination of Eaton Corporation and Includible Subsidiaries United States income tax returns for 2007 through 2010 and has issued a Statutory Notice of Deficiency (Notice) as discussed below. The statute of limitations on these tax years remains open to the extent of the tax assessment until the matter is resolved. Tax years 2011 through 2014 are still subject to examination by the IRS.

With respect to the pre-acquisition years of BZ Holdings Inc. and Subsidiaries (the former U.S. holding company for Cooper Industries), the IRS examination of the United States income tax returns for 2010, 2011, and the period ended December 21, 2012 was completed and settled without significant effect on the consolidated financial statements. The statute of limitations remains open for tax years 2010 and 2011 until September 15, 2015. The statute of limitations on the final return period ended December 21, 2012 remains open until September 15, 2016. On December 22, 2012, BZ Holdings Inc. and Subsidiaries joined the Eaton Corporation and Includible Subsidiaries consolidated United States income tax return for 2012.
Eaton is also under examination for the income tax filings in various states of the United States and in many other foreign jurisdictions. With only a few exceptions, Eaton Corporation and Includible Subsidiaries are no longer subject to income tax examinations from states and localities within the United States for years before 2010. Income tax returns of states and localities within the United States will be reopened to the extent of United States federal income tax adjustments, if any, going back to 2005 when those audit years are finalized. Some states and localities may not limit their assessment to the United States federal adjustments, and may require the opening of the entire tax year. In addition, with only a few exceptions, Cooper Industries and Includible Subsidiaries are no longer subject to United States state and local income tax examinations for years before 2010. With only a few exceptions, the other foreign subsidiaries of both Eaton and Cooper are no longer subject to examinations for years before 2009.
At the end of the fourth quarter of 2011, the IRS issued a Notice for Eaton Corporation and Includible Subsidiaries 2005 and 2006 tax years (the 2011 Notice). The Notice proposed assessments of $75 in additional taxes plus $52 in penalties related primarily to transfer pricing adjustments for products manufactured in the Company's facilities in Puerto Rico and the Dominican Republic and sold to affiliated companies located in the U.S., net of agreed credits and deductions. The Company has set its transfer prices for products sold between these affiliates at the same prices that the Company sells such products to third parties as required by two successive Advance Pricing Agreements (APAs) the Company entered into with the IRS. For the years 2001 through 2004, the IRS had previously accepted the transfer pricing methodology related to these APAs after a comprehensive review conducted in two separate audit cycles. On December 16, 2011, immediately prior to the 2011 Notice being issued, the IRS sent a letter stating that it was retrospectively canceling the APAs, even though their respective APA terms had already expired.
The Company is contesting the proposed assessments. The Company believes that it was in full compliance with the terms of the two APAs, and that the IRS's cancellation of these two APAs is without merit. On February 29, 2012, the Company filed a Petition with the U.S. Tax Court in which it asserted that the transfer pricing established in the APAs meets the arms-length standard set by the U.S. income tax laws, and accordingly, that the APAs should be enforced in accordance with their terms. The case involves both whether the APAs should be enforced and, if not, the appropriate transfer pricing methodology. The U.S. Tax Court has established that the trial for this matter will begin in June 2015.
During the third quarter of 2014, the Company received a Notice from the IRS for the 2007 through 2010 tax years (the 2014 Notice) proposing assessments of $190 in additional taxes plus $72 in penalties, net of agreed credits and deductions. The proposed assessments pertain primarily to the same transfer pricing issues that are currently in litigation for the 2011 Notice, as noted above. During 2007 through 2010, the Company set its transfer prices for products sold between these affiliates consistent with the terms of a written APA between it and the IRS that covered the years at issue. To establish the relevant transfer prices, the APA relied on prices at which the Company sells the products to third parties. The 2014 Notice includes a separate proposed assessment involving the recognition of income for several of the Company’s controlled foreign corporations. The Company believes that these proposed assessments are without merit. On November 25, 2014, the Company filed a Petition with the U.S. Tax Court in which it challenged the IRS's adjustments. The Company expects the outcome of the 2014 Notice on the transfer pricing matter to be determined by the judicial decision related to the 2011 Notice. The Company has continued to apply the arms-length transfer pricing methodology for 2011 through 2014.
Also during the third quarter of 2014, the Company resolved an uncertain tax position with a European government. The resolution had minimal impact on the Company's Consolidated Statements of Income.
During 2010, the Company received a tax assessment of $64, plus interest and penalties, in Brazil for the tax years 2005 through 2008 that relates to the amortization of certain goodwill generated from the acquisition of third-party businesses and corporate reorganizations. The Company is contesting the assessment, which is under review at the second of three administrative appeals levels. During 2013, the Brazilian tax authorities began an audit of tax years 2009 through 2012. During the third quarter of 2014, the Company received a tax assessment of $50, plus interest and penalties, for the 2009 through 2012 tax years (primarily relating to the same issues concerning the 2005 through 2008 tax years), which the Company is also contesting and is under review in the administrative appeals process. Multiple outside advisors have stated that Brazilian tax authorities are raising the issue for most clients with similar facts and that the matter is expected to require at least 10 years to resolve. The Company continues to believe that final resolution of the assessments will not have a material impact on its consolidated financial statements.

Note 9.	EATON SHAREHOLDERS' EQUITY
There are 750 million Eaton ordinary shares authorized ($0.01 par value per share), 467.9 million and 475.1 million of which were issued and outstanding at December 31, 2014 and 2013, respectively. Eaton's Memorandum and Articles of Association authorized 40 thousand deferred ordinary shares (€1.00 par value per share) and 10 thousand preferred A shares ($1.00 par value per share), all of which were issued and outstanding at December 31, 2014 and 2013, and 10 million serial preferred shares ($0.01 par value per share), none of which is outstanding at December 31, 2014 and 2013. At December 31, 2014, there were 18,993 holders of record of Eaton ordinary shares. Additionally, 26,059 current and former employees were shareholders through participation in the Eaton Savings Plan, Eaton Personal Investment Plan, Eaton Puerto Rico Retirement Savings Plan, and the Cooper Retirement Savings and Stock Ownership Plan.
On September 28, 2011, Eaton Corporation's Board of Directors adopted a common share repurchase program (2011 Program) which authorized the purchase of up to 20 million common shares, not to exceed an aggregate purchase price of $1.25 billion. During 2012, no common shares were repurchased under the 2011 Program. On April 24, 2013, the Company's shareholders authorized the Board of Directors to adopt an ordinary share repurchase program (2013 Program) for up to 40 million ordinary shares at prices between 70% and 120% of the closing price of Eaton's ordinary shares on the day of purchase. On October 22, 2013, Eaton's Board of Directors adopted the 2013 Program. The ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During 2014, 9.6 million ordinary shares were repurchased under the 2013 Program in the open market at a total cost of $650. During 2013, no ordinary shares were repurchased under the 2013 Program.
Eaton has deferral plans that permit certain employees and directors to defer a portion of their compensation. A trust contains $19 and $24 of ordinary shares and marketable securities, as valued at December 31, 2014 and 2013, respectively, to fund a portion of these liabilities. The marketable securities were included in Other assets and the ordinary shares were included in Shareholders' equity at historical cost.
On February 25, 2015, Eaton's Board of Directors declared a quarterly dividend of $0.55 per ordinary share, payable on March 20, 2015, to shareholders of record at the close of business on March 9, 2015.
Comprehensive Income (Loss)
Comprehensive income (loss) consists primarily of net income, currency translation and related hedging instruments, changes in unrecognized costs of pension and other postretirement benefits, and changes in the effective portion of open derivative contracts designated as cash flow hedges. The following table summarizes the pre-tax and after-tax amounts recognized in Comprehensive income (loss):

	2014		2013		2012
	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Currency translation and related hedging instruments	$(1,014)	$(1,019)	$(30)	$(28)	$144	$135

Pensions and other postretirement benefits
Prior service credit (cost) arising during the year	82	51	(6)	(4)	(1)	(1)
Net (loss) gain arising during the year	(718)	(519)	456	277	(386)	(262)
Currency translation	56	47	(5)	(4)	(15)	(12)
Other	—	(4)	2	16	(2)	15
Amortization of actuarial loss and prior service cost reclassified to earnings	168	110	229	144	170	108
	(412)	(315)	676	429	(234)	(152)

Cash flow hedges
(Loss) gain on derivatives designated as cash flow hedges	(3)	(2)	6	3	10	10
Changes in cash flow hedges reclassified to earnings	(5)	(3)	—	—	7	7
Cash flow hedges, net of reclassification adjustments	(8)	(5)	6	3	17	17
Other comprehensive (loss) income attributable to Eaton ordinary shareholders	$(1,434)	$(1,339)	$652	$404	$(73)	$—

The changes in Accumulated other comprehensive loss follow:

	Currency translation and related hedging instruments	Pensions and other postretirement benefits	Cash flow hedges	Total
Balance at December 31, 2013	$(395)	$(1,170)	$5	$(1,560)
Other comprehensive loss before reclassifications	(1,019)	(425)	(2)	(1,446)
Amounts reclassified from Accumulated other comprehensive loss	—	110	(3)	107
Net current-period Other comprehensive loss	(1,019)	(315)	(5)	(1,339)
Balance at December 31, 2014	$(1,414)	$(1,485)	$—	$(2,899)
The reclassifications out of Accumulated other comprehensive loss follow:

	December 31, 2014	Consolidated Statements of Income classification
Amortization of defined benefit pension and other postretirement benefits items
Actuarial loss and prior service cost	$(168)	[1]
Tax benefit	58
Total, net of tax	(110)

Gains and losses on cash flow hedges
Floating-to-fixed interest rate swaps	(1)	Interest expense - net
Currency exchange contracts	6	Cost of products sold
	5
Tax expense	(2)
Total, net of tax	3

Total reclassifications for the period	$(107)
1 These components of Accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 6 for additional information about defined benefit pension and other postretirement benefits items.
Net Income per Ordinary Share
A summary of the calculation of net income per ordinary share attributable to ordinary shareholders follows:

(Shares in millions)	2014	2013	2012
Net income attributable to Eaton ordinary shareholders	$1,793	$1,861	$1,217

Weighted-average number of ordinary shares outstanding - diluted	476.8	476.7	350.9
Less dilutive effect of equity-based compensation	2.7	3.2	3.1
Weighted-average number of ordinary shares outstanding - basic	474.1	473.5	347.8

Net income per ordinary share
Diluted	$3.76	$3.90	$3.46
Basic	3.78	3.93	3.54
In 2014, 2013, and 2012, 0.5 million, 0.2 million, and 2.2 million stock options, respectively, were excluded from the calculation of diluted net income per ordinary share because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive.

Note 10.	EQUITY-BASED COMPENSATION
Restricted Stock Units and Awards
Restricted stock units (RSUs) and restricted stock awards (RSAs) have been issued to certain employees and directors. Participants awarded RSUs do not receive dividends; therefore, the fair value is determined by reducing the closing market price of the Company’s ordinary shares on the date of grant by the present value of the estimated dividends had they been paid. The RSUs entitle the holder to receive one ordinary share for each RSU upon vesting, generally over three or four years. The fair value of RSAs is determined based on the closing market price of the Company’s ordinary shares at the date of grant. RSAs are issued and outstanding at the time of grant, but remain subject to forfeiture until vested, generally over three or four years. A summary of the RSU and RSA activity for 2014 follows:

(Restricted stock units and awards in millions)	Number of restricted stock units and awards	Weighted-average fair value per unit and award
Non-vested at January 1	3.4	$51.37
Granted	1.0	71.54
Vested	(1.4)	47.69
Forfeited	(0.2)	59.01
Non-vested at December 31	2.8	$60.11
Information related to RSUs and RSAs follows:

	2014	2013	2012
Pretax expense for RSUs and RSAs	$81	$69	$46
After-tax expense for RSUs and RSAs	53	45	30
Fair value of vested RSUs and RSAs	105	82	126
As of December 31, 2014, total compensation expense not yet recognized related to non-vested RSUs and RSAs was $93.9, and the weighted-average period in which the expense is expected to be recognized is 2.3 years. Excess tax benefit for equity-based compensation totaled $5, $10, and $18 for 2014, 2013 and 2012, respectively.
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

	2014	2013	2012
Expected volatility	34%	36%	35%
Expected option life in years	5.5	5.5	5.5
Expected dividend yield	2.4%	2.0%	2.0%
Risk-free interest rate	1.7 to 1.5%	1.5 to 0.8%	1.0 to 0.9%
Weighted-average fair value of stock options granted	$19.46	$17.49	$14.08

A summary of stock option activity follows:

(Options in millions)	Weighted-average exercise price per option	Options	Weighted-average remaining contractual life in years	Aggregate intrinsic value
Outstanding at January 1, 2014	$43.43	7.9
Granted	75.25	0.6
Exercised	37.75	(1.5)
Forfeited and canceled	59.33	—
Outstanding at December 31, 2014	$47.30	7.0	4.3	$148.9

Exercisable at December 31, 2014	$42.74	5.7	3.3	$142.7
Reserved for future grants at December 31, 2014		14.3
The aggregate intrinsic value in the table above represents the total excess of the $67.96 closing price of Eaton ordinary shares on the last trading day of 2014 over the exercise price of the stock option, multiplied by the related number of options outstanding and exercisable. The aggregate intrinsic value is not recognized for financial accounting purposes and the value changes based on the daily changes in the fair market value of the Company's ordinary shares.
Information related to stock options follows:

	2014	2013	2012
Pretax expense for stock options	$12	$11	$7
After-tax expense for stock options	8	7	5
Proceeds from stock options exercised	54	121	95
Income tax benefit related to stock options exercised
Tax benefit classified in operating activities in the Consolidated Statements of Cash Flows	4	3	5
Excess tax benefit classified in financing activities in the Consolidated Statements of Cash Flows	15	22	13
Intrinsic value of stock options exercised	55	102	60
Total fair value of stock options vesting	$12	$11	$7

Stock options exercised, in millions of options	1.501	3.565	3.099
As of December 31, 2014, total compensation expense not yet recognized related to non-vested stock options was $14, and the weighted-average period in which the expense is expected to be recognized is 1.8 years.

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

A summary of financial instruments recognized at fair value, and the fair value measurements used, follows:

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
2014
Cash	$781	$781	$—	$—
Short-term investments	245	245	—	—
Net derivative contracts	70	—	70	—
Long-term debt converted to floating interest rates by interest rate swaps - net	(74)	—	(74)	—

2013
Cash	$915	$915	$—	$—
Short-term investments	794	794	—	—
Net derivative contracts	(35)	—	(35)	—
Long-term debt converted to floating interest rates by interest rate swaps - net	39	—	39	—
Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities. No financial instruments were recognized using unobservable inputs.
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $9,032 and fair value of $9,509 at December 31, 2014 compared to $9,536 and $9,665, respectively, at December 31, 2013. The fair value of Eaton's debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and is considered a Level 2 fair value measurement.
Short-Term Investments
Eaton invests excess cash generated from operations in short-term marketable investments. For those investments classified as “available-for-sale”, Eaton marks these investments to fair value with the offset recognized in Accumulated other comprehensive loss. A summary of the carrying value of short-term investments follows:

	2014	2013
Time deposits, certificates of deposit and demand deposits with banks	$113	$279
Money market investments	131	512
Other	1	3
Total short-term investments	$245	$794

Note 12.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
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
Eaton uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against foreign currency exposure (net investment hedges). Foreign currency denominated debt designated on an after-tax basis as non-derivative net investment hedging instruments was $84 and $95 at December 31, 2014 and 2013, respectively. See Note 5 for additional information about debt.
Interest Rate Risk
Eaton has entered into fixed-to-floating interest rate swaps to manage interest rate risk of certain long-term debt. These interest rate swaps are accounted for as fair value hedges of certain long-term debt. The maturity of the swap corresponds with the maturity of the debt instrument as noted in the table of long-term debt in Note 5.
A summary of interest rate swaps outstanding at December 31, 2014, follows:
Fixed-to-Floating Interest Rate Swaps

Notional amount	Fixed interest rate received	Floating interest rate paid	Basis for contracted floating interest rate paid
150	5.30%	4.42%	1 month LIBOR + 4.26%
650	1.50%	0.59%	1 month LIBOR + 0.43%
415	5.60%	3.51%	6 month LIBOR + 3.18%
300	6.95%	5.30%	3 month LIBOR + 5.07%
25	8.875%	4.18%	6 month LIBOR + 3.84%
150	3.875%	2.28%	1 month LIBOR + 2.12%
200	3.47%	1.85%	1 month LIBOR + 1.69%
1,250	2.75%	0.67%	1 month LIBOR + 0.52%
200	3.68%	1.23%	1 month LIBOR + 1.07%
25	7.625%	2.81%	6 month LIBOR + 2.48%
50	7.65%	2.89%	6 month LIBOR + 2.57%
25	5.45%	0.60%	6 month LIBOR + 0.28%

Derivative Financial Statement Impacts
The fair value of derivative financial instruments recognized in the Consolidated Balance Sheets follows:

	Notional amount	Other current assets	Other noncurrent assets	Other current liabilities	Other noncurrent liabilities	Type of hedge	Term
December 31, 2014
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$3,440	$—	$84	$—	$10	Fair value	2 to 19 years
Currency exchange contracts	432	8	1	5	3	Cash flow	1 to 36 months
Commodity contracts	1	—	—	—	—	Cash flow	1 to 12 months
Total		$8	$85	$5	$13

Derivatives not designated as hedges
Currency exchange contracts	$4,447	$47		$52			1 to 12 months
Total		$47		$52

December 31, 2013
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$3,090	$1	$36	$—	$76	Fair value	3 months to 20 years
Floating-to-fixed interest rate swaps	300	—	—	1	—	Cash flow	6 months
Currency exchange contracts	393	12	—	3	—	Cash flow	12 to 36 months
Commodity contracts	1	—	—	—	—	Cash flow	1 to 12 months
Total		$13	$36	$4	$76

Derivatives not designated as hedges
Currency exchange contracts	$4,277	$22		$26			1 to 12 months
Total		$22		$26
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
The impact of derivative instruments to the Consolidated Statements of Income and Comprehensive Income follow:

	Gain (loss) recognized in other comprehensive (loss) income		Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	2014	2013		2014	2013
Derivatives designated as cash flow hedges
Floating-to-fixed interest rate swaps	$—	$—	Interest expense - net	$(1)	$(1)
Currency exchange contracts	(3)	6	Cost of products sold	6	2
Commodity contracts	—	—	Cost of products sold	—	(1)
Total	$(3)	$6		$5	$—

Amounts recognized in net income follow:

	2014	2013
Derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps	$113	$(126)
Related long-term debt converted to floating interest rates by interest rate swaps	(113)	126
	$—	$—
Gains and losses described above were recognized in Interest expense - net.

Note 13.	ACCOUNTS RECEIVABLE AND INVENTORY
Accounts Receivable
Eaton performs ongoing credit evaluation of its customers and maintains sufficient allowances for potential credit losses. The Company evaluates the collectability of its accounts receivable based on the length of time the receivable is past due and any anticipated future write-off based on historic experience. Accounts receivable balances are written off against an allowance for doubtful accounts after a final determination of uncollectability has been made. Accounts receivable are net of an allowance for doubtful accounts of $60 and $79 at December 31, 2014 and 2013, respectively.
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
The components of inventory follow:

	2014	2013
Raw materials	$924	$955
Work-in-process	422	428
Finished goods	1,201	1,115
Inventory at FIFO	2,547	2,498
Excess of FIFO over LIFO cost	(119)	(116)
Total inventory	$2,428	$2,382
Inventory at FIFO accounted for using the LIFO method was 41% and 45% at the end of 2014 and 2013, respectively.

Note 14.	BUSINESS SEGMENT AND GEOGRAPHIC REGION INFORMATION
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

Hydraulics
The Hydraulics segment is a global leader in hydraulics components, systems and services for industrial and mobile equipment. Eaton offers a wide range of power products including pumps, motors and hydraulic power units; a broad range of controls and sensing products including valves, cylinders and electronic controls; a full range of fluid conveyance products including industrial and hydraulic hose, fittings, and assemblies, thermoplastic hose and tubing, couplings, connectors, and assembly equipment; filtration systems solutions; industrial drum and disc brakes; and golf grips. The principal markets for the Hydraulics segment include oil and gas, renewable energy, marine, agriculture, construction, mining, forestry, utility, material handling, truck and bus, machine tools, molding, primary metals, and power generation. Key manufacturing customers in these markets and other customers are located globally. Products are sold and serviced through a variety of channels.
Aerospace
The Aerospace segment is a leading global supplier of aerospace fuel, hydraulics, and pneumatic systems for commercial and military use. Products include hydraulic power generation systems for aerospace applications including pumps, motors, hydraulic power units, hose and fittings, electro-hydraulic pumps; controls and sensing products including valves, cylinders, electronic controls, electromechanical actuators, sensors, aircraft flap and slat systems and nose wheel steering systems; fluid conveyance products, including hose, thermoplastic tubing, fittings, adapters, couplings, sealing and ducting; and fuel systems including fuel pumps, sensors, valves, adapters and regulators. In addition, products included power and load management systems and displays and panels until these businesses were sold in May of 2014. The principal markets for the Aerospace segment are manufacturers of commercial and military aircraft and related after-market customers. These manufacturers and other customers operate globally. Products are sold and serviced through a variety of channels.
Vehicle
The Vehicle segment is a leader in the design, manufacture, marketing, and supply of drivetrain and powertrain systems and critical components that reduce emissions and improve fuel economy, stability, performance, and safety of cars, light trucks and commercial vehicles. Products include transmissions, clutches, hybrid power systems, superchargers, engine valves and valve actuation systems, cylinder heads, locking and limited slip differentials, transmission controls, fuel vapor components, fluid connectors and conveyance products for the global vehicle industry. The principal markets for the Vehicle segment are original equipment manufacturers and aftermarket customers of heavy-, medium-, and light-duty trucks, SUVs, CUVs, passenger cars and agricultural equipment.
Other Information
No single customer represented greater than 10% of net sales in 2014, 2013 or 2012, respectively.
The accounting policies of the business segments are generally the same as the policies described in Note 1, except that inventory and related cost of products sold of the segments are accounted for using the FIFO method and operating profit only reflects the service cost component related to pensions and other postretirement benefits. Intersegment sales and transfers are accounted for at the same prices as if the sales and transfers were made to third parties. These intersegment sales are eliminated in consolidation. Operating profit includes the operating profit from intersegment sales.
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

Business Segment Information

	2014	2013	2012
Net sales
Electrical Products	$7,254	$7,026	$3,846
Electrical Systems and Services	6,457	6,430	3,872
Hydraulics	2,975	2,981	2,960
Aerospace	1,860	1,774	1,719
Vehicle	4,006	3,835	3,914
Total net sales	$22,552	$22,046	$16,311

Segment operating profit
Electrical Products	$1,184	$1,090	$640
Electrical Systems and Services	843	889	424
Hydraulics	367	355	369
Aerospace	273	252	213
Vehicle	645	592	570
Total segment operating profit	3,312	3,178	2,216

Corporate
Litigation settlements	(644)	—	—
Amortization of intangible assets	(431)	(437)	(195)
Interest expense - net	(227)	(271)	(208)
Pension and other postretirement benefits expense	(138)	(183)	(162)
Inventory step-up adjustment	—	(34)	(42)
Other corporate expense - net	(111)	(369)	(358)
Income before income taxes	1,761	1,884	1,251
Income tax (benefit) expense	(42)	11	31
Net income	1,803	1,873	1,220
Less net income for noncontrolling interests	(10)	(12)	(3)
Net income attributable to Eaton ordinary shareholders	$1,793	$1,861	$1,217
Business segment operating profit was reduced by acquisition integration charges as follows:

	2014	2013	2012
Electrical Products	$66	$44	$4
Electrical Systems and Services	51	37	13
Hydraulics	12	36	16
Total	$129	$117	$33
Corporate acquisition integration charges totaled $25, $37 and $11 in 2014, 2013 and 2012, respectively. Corporate acquisition integration charges related primarily to the acquisition of Cooper and are included above in Other corporate expense - net.
Acquisition-related transaction costs, such as investment banking, legal and other professional fees, and costs associated with change in control agreements, are included above in Interest expense - net and Other corporate expense - net. These charges totaled $9 and $178 in 2013 and 2012, respectively. There were no Corporate acquisition-related transition costs in 2014. See Note 3 for additional information about acquisition integration charges and transaction costs.

	2014	2013	2012
Identifiable assets
Electrical Products	$3,012	$3,204	$3,338
Electrical Systems and Services	2,512	2,683	2,408
Hydraulics	1,315	1,362	1,426
Aerospace	832	852	806
Vehicle	1,668	1,716	1,698
Total identifiable assets	9,339	9,817	9,676
Goodwill	13,893	14,495	14,443
Other intangible assets	6,556	7,186	7,580
Corporate	3,741	3,993	4,111
Total assets	$33,529	$35,491	$35,810

Capital expenditures for property, plant and equipment
Electrical Products	$170	$152	$108
Electrical Systems and Services	147	113	47
Hydraulics	79	80	60
Aerospace	28	29	27
Vehicle	160	161	148
Total	584	535	390
Corporate	48	79	203
Total expenditures for property, plant and equipment	$632	$614	$593

Depreciation of property, plant and equipment
Electrical Products	$148	$151	$78
Electrical Systems and Services	90	86	42
Hydraulics	67	65	61
Aerospace	28	27	26
Vehicle	130	133	136
Total	463	462	343
Corporate	51	54	38
Total depreciation of property, plant and equipment	$514	$516	$381

Geographic Region Information
Net sales are measured based on the geographic destination of sales. Long-lived assets consist of property, plant and equipment - net.

	2014	2013	2012
Net sales
United States	$11,701	$11,092	$7,789
Canada	1,113	1,154	918
Latin America	1,988	2,113	1,588
Europe	5,074	5,112	3,997
Asia Pacific	2,676	2,575	2,019
Total	$22,552	$22,046	$16,311

Long-lived assets
United States	$1,988	$1,966	$1,914
Canada	25	28	33
Latin America	306	331	346
Europe	799	856	845
Asia Pacific	632	652	648
Total	$3,750	$3,833	$3,786

Note 15.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
On November 20, 2012, Eaton Corporation issued senior notes totaling $4,900 to finance part of the cash portion of the acquisition of Cooper. On November 14, 2013, the senior notes were exchanged for senior notes registered under the Securities Act of 1933 (the Senior Notes). Eaton and certain other of Eaton's 100% owned direct and indirect subsidiaries (the Guarantors) fully and unconditionally guaranteed (subject, in the case of the Guarantors, other than Eaton, to customary release provisions as described below), on a joint and several basis, the Senior Notes. The following condensed consolidating financial statements are included so that separate financial statements of Eaton, Eaton Corporation and each of the Guarantors are not required to be filed with the Securities and Exchange Commission. The consolidating adjustments primarily relate to eliminations of investments in subsidiaries and intercompany balances and transactions. The condensed consolidating financial statements present investments in subsidiaries using the equity method of accounting. See Note 5 for additional information related to the Senior Notes.
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

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME YEAR ENDED DECEMBER 31, 2014

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$6,990	$6,885	$13,521	$(4,844)	$22,552

Cost of products sold	—	5,519	5,075	9,882	(4,830)	15,646
Selling and administrative expense	171	1,246	743	1,650	—	3,810
Litigation settlements	—	644	—	—	—	644
Research and development expense	—	240	202	205	—	647
Interest expense (income) - net	—	225	25	(29)	6	227
Other income - net	—	(17)	(81)	(85)	—	(183)
Equity in (earnings) loss of subsidiaries, net of tax	(2,191)	(674)	(2,655)	(302)	5,822	—
Intercompany expense (income) - net	227	(263)	855	(819)	—	—
Income before income taxes	1,793	70	2,721	3,019	(5,842)	1,761
Income tax (benefit) expense	—	(100)	76	(11)	(7)	(42)
Net income	1,793	170	2,645	3,030	(5,835)	1,803
Less net income for noncontrolling interests	—	—	—	(8)	(2)	(10)
Net income attributable to Eaton ordinary shareholders	$1,793	$170	$2,645	$3,022	$(5,837)	$1,793

Other comprehensive loss	(1,339)	(195)	(1,367)	(1,644)	3,206	(1,339)
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$454	$(25)	$1,278	$1,378	$(2,631)	$454

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME YEAR ENDED DECEMBER 31, 2013

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$6,695	$6,421	$13,579	$(4,649)	$22,046

Cost of products sold	—	5,227	4,784	10,010	(4,652)	15,369
Selling and administrative expense	32	1,400	749	1,705	—	3,886
Research and development expense	—	255	200	189	—	644
Interest expense (income) - net	—	271	28	(22)	(6)	271
Other expense (income) - net	—	8	4	(20)	—	(8)
Equity in (earnings) loss of subsidiaries, net of tax	(2,147)	(668)	(2,006)	(288)	5,109	—
Intercompany expense (income) - net	254	(155)	(433)	334	—	—
Income before income taxes	1,861	357	3,095	1,671	(5,100)	1,884
Income tax (benefit) expense	—	(108)	(90)	207	2	11
Net income	1,861	465	3,185	1,464	(5,102)	1,873
Less net income for noncontrolling interests	—	—	—	(9)	(3)	(12)
Net income attributable to Eaton ordinary shareholders	$1,861	$465	$3,185	$1,455	$(5,105)	$1,861

Other comprehensive income	404	219	474	258	(951)	404
Total comprehensive income attributable to Eaton ordinary shareholders	$2,265	$684	$3,659	$1,713	$(6,056)	$2,265
CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME YEAR ENDED DECEMBER 31, 2012

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$6,680	$2,849	$10,346	$(3,564)	$16,311

Cost of products sold	—	5,115	2,193	7,708	(3,568)	11,448
Selling and administrative expense	—	1,307	335	1,252	—	2,894
Research and development expense	—	230	108	101	—	439
Interest expense (income) - net	—	229	8	(29)	—	208
Other income - net	—	10	48	13	—	71
Equity in (earnings) loss of subsidiaries, net of tax	(1,219)	(236)	(1,292)	(123)	2,870	—
Intercompany expense (income) - net	2	(237)	42	193	—	—
Income before income taxes	1,217	262	1,407	1,231	(2,866)	1,251
Income tax expense	—	24	—	6	1	31
Net income	1,217	238	1,407	1,225	(2,867)	1,220
Less net income for noncontrolling interests	—	—	—	(3)	—	(3)
Net income attributable to Eaton ordinary shareholders	$1,217	$238	$1,407	$1,222	$(2,867)	$1,217

Other comprehensive (loss) income	—	(27)	(17)	82	(38)	—
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$1,217	$211	$1,390	$1,304	$(2,905)	$1,217

CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2014

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Assets
Current assets
Cash	$1	$173	$13	$594	$—	$781
Short-term investments	—	—	1	244	—	245
Accounts receivable - net	—	500	955	2,212	—	3,667
Intercompany accounts receivable	2	759	3,820	4,101	(8,682)	—
Inventory	—	397	637	1,445	(51)	2,428
Prepaid expenses and other current assets	—	464	171	340	4	979
Total current assets	3	2,293	5,597	8,936	(8,729)	8,100

Property, plant and equipment - net	—	972	756	2,022	—	3,750

Other noncurrent assets
Goodwill	—	1,355	6,256	6,282	—	13,893
Other intangible assets	—	196	3,811	2,549	—	6,556
Deferred income taxes	—	889	10	137	(808)	228
Investment in subsidiaries	26,612	12,179	58,687	9,145	(106,623)	—
Intercompany loans receivable	—	7,542	2,249	40,635	(50,426)	—
Other assets	—	533	141	328	—	1,002
Total assets	$26,615	$25,959	$77,507	$70,034	$(166,586)	$33,529

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$—	$—	$—	$2	$—	$2
Current portion of long-term debt	—	702	304	2	—	1,008
Accounts payable	—	475	340	1,125	—	1,940
Intercompany accounts payable	117	4,125	3,449	991	(8,682)	—
Accrued compensation	—	112	59	249	—	420
Other current liabilities	1	674	340	984	(14)	1,985
Total current liabilities	118	6,088	4,492	3,353	(8,696)	5,355

Noncurrent liabilities
Long-term debt	—	7,079	932	13	—	8,024
Pension liabilities	—	726	183	903	—	1,812
Other postretirement benefits liabilities	—	283	136	94	—	513
Deferred income taxes	—	—	1,160	549	(808)	901
Intercompany loans payable	10,711	2,723	36,162	830	(50,426)	—
Other noncurrent liabilities	—	457	183	445	—	1,085
Total noncurrent liabilities	10,711	11,268	38,756	2,834	(51,234)	12,335

Shareholders’ equity
Eaton shareholders' equity	15,786	8,603	34,259	63,802	(106,664)	15,786
Noncontrolling interests	—	—	—	45	8	53
Total equity	15,786	8,603	34,259	63,847	(106,656)	15,839
Total liabilities and equity	$26,615	$25,959	$77,507	$70,034	$(166,586)	$33,529

CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2013

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Assets
Current assets
Cash	$3	$51	$10	$851	$—	$915
Short-term investments	—	—	134	660	—	794
Accounts receivable - net	—	473	922	2,253	—	3,648
Intercompany accounts receivable	5	471	3,369	4,469	(8,314)	—
Inventory	—	344	609	1,466	(37)	2,382
Prepaid expenses and other current assets	—	458	175	350	9	992
Total current assets	8	1,797	5,219	10,049	(8,342)	8,731

Property, plant and equipment - net	—	982	761	2,090	—	3,833

Other noncurrent assets
Goodwill	—	1,382	6,294	6,819	—	14,495
Other intangible assets	—	211	3,996	2,979	—	7,186
Deferred income taxes	—	839	3	145	(747)	240
Investment in subsidiaries	24,940	4,743	38,039	1,576	(69,298)	—
Intercompany loans receivable	—	8,019	2,312	18,822	(29,153)	—
Other assets	—	450	186	370	—	1,006
Total assets	$24,948	$18,423	$56,810	$42,850	$(107,540)	$35,491

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$—	$—	$—	$13	$—	$13
Current portion of long-term debt	—	552	—	15	—	567
Accounts payable	—	440	380	1,140	—	1,960
Intercompany accounts payable	4	3,734	3,266	1,310	(8,314)	—
Accrued compensation	—	140	37	284	—	461
Other current liabilities	5	547	400	965	(4)	1,913
Total current liabilities	9	5,413	4,083	3,727	(8,318)	4,914

Noncurrent liabilities
Long-term debt	—	7,693	1,266	16	(6)	8,969
Pension liabilities	—	546	131	788	—	1,465
Other postretirement benefits liabilities	—	402	171	95	—	668
Deferred income taxes	—	—	1,303	757	(747)	1,313
Intercompany loans payable	8,148	2,113	18,253	639	(29,153)	—
Other noncurrent liabilities	—	652	161	486	—	1,299
Total noncurrent liabilities	8,148	11,406	21,285	2,781	(29,906)	13,714

Shareholders’ equity
Eaton shareholders' equity	16,791	1,604	31,442	36,276	(69,322)	16,791
Noncontrolling interests	—	—	—	66	6	72
Total equity	16,791	1,604	31,442	36,342	(69,316)	16,863
Total liabilities and equity	$24,948	$18,423	$56,810	$42,850	$(107,540)	$35,491

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS DECEMBER 31, 2014

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash (used in) provided by operating activities	$(93)	$(411)	$(218)	$2,568	$32	$1,878

Investing activities
Capital expenditures for property, plant and equipment	—	(127)	(168)	(337)	—	(632)
Cash received from acquisitions of businesses, net of cash paid	—	—	—	2	—	2
Sales of short-term investment - net	—	—	133	389	—	522
Investments in affiliates	(753)	—	—	(753)	1,506	—
Loans to affiliates	—	(354)	(162)	(10,546)	11,062	—
Repayments of loans from affiliates	—	978	212	8,451	(9,641)	—
Proceeds from the sales of businesses	—	93	175	14	—	282
Other - net	—	(47)	44	(28)	—	(31)
Net cash (used in) provided by investing activities	(753)	543	234	(2,808)	2,927	143

Financing activities
Payments on borrowings	—	(553)	(1)	(28)	—	(582)
Proceeds from borrowings from affiliates	2,628	7,599	808	27	(11,062)	—
Payments on borrowings from affiliates	(476)	(6,907)	(1,875)	(383)	9,641	—
Capital contribution from affiliates	—	—	753	753	(1,506)	—
Other intercompany financing activities	217	(169)	302	(350)	—	—
Cash dividends paid	(929)	—	—	—	—	(929)
Cash dividends received from affiliates	—	—	—	32	(32)	—
Exercise of employee stock options	54	—	—	—	—	54
(Repurchase) of shares	(650)	—	—	—	—	(650)
Excess tax benefit from equity-based compensation	—	20	—	—	—	20
Other - net	—	—	—	(43)	—	(43)
Net cash provided by (used in) financing activities	844	(10)	(13)	8	(2,959)	(2,130)

Effect of currency on cash	—	—	—	(25)	—	(25)
Total (decrease) increase in cash	(2)	122	3	(257)	—	(134)
Cash at the beginning of the period	3	51	10	851	—	915
Cash at the end of the period	$1	$173	$13	$594	$—	$781

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS DECEMBER 31, 2013

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash (used in) provided by operating activities	$(17)	$860	$428	$1,067	$(53)	$2,285

Investing activities
Capital expenditures for property, plant and equipment	—	(171)	(119)	(324)	—	(614)
Cash paid for acquisitions of businesses, net of cash acquired	—	—	—	(9)	—	(9)
Sales (purchases) of short-term investments - net	—	25	(95)	(218)	—	(288)
Loans to affiliates	—	(535)	(545)	(6,215)	7,295	—
Repayments of loans from affiliates	—	36	626	5,795	(6,457)	—
Proceeds from the sales of businesses	—	—	—	777	—	777
Other - net	—	(41)	(12)	(15)	—	(68)
Net cash (used in) investing activities	—	(686)	(145)	(209)	838	(202)

Financing activities
Proceeds from borrowings	—	—	—	9	—	9
Payments on borrowings	—	(1,048)	(43)	(5)	—	(1,096)
Proceeds from borrowings from affiliates	—	2,395	4,260	640	(7,295)	—
Payments on borrowings from affiliates	—	(2,921)	(2,874)	(662)	6,457	—
Other intercompany financing activities	688	1,365	(1,630)	(423)	—	—
Cash dividends paid	(796)	—	—	—	—	(796)
Cash dividends paid to affiliates	—	—	—	(53)	53	—
Exercise of employee stock options	121	—	—	—	—	121
Excess tax benefit from equity-based compensation	—	32	—	—	—	32
Other - net	—	—	—	(6)	—	(6)
Net cash provided by (used in) financing activities	13	(177)	(287)	(500)	(785)	(1,736)

Effect of currency on cash	—	—	—	(9)	—	(9)
Total (decrease) increase in cash	(4)	(3)	(4)	349	—	338
Cash at the beginning of the period	7	54	14	502	—	577
Cash at the end of the period	$3	$51	$10	$851	$—	$915

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS DECEMBER 31, 2012

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash (used in) provided by operating activities	$(60)	$1,037	$217	$487	$(17)	$1,664

Investing activities
Capital expenditures for property, plant and equipment	—	(291)	(73)	(229)	—	(593)
Cash (paid for) received from acquisitions of businesses, net of cash acquired	(6,542)	—	11	(405)	—	(6,936)
Sales of short-term investments - net	—	175	210	218	—	603
Loans to affiliates	—	(6,693)	—	(8,054)	14,747	—
Repayments of loans from affiliates	—	268	—	8,175	(8,443)	—
Proceeds from the sales of businesses	—	2	—	1	—	3
Other - net	—	(28)	2	(23)	—	(49)
Net cash (used in) provided by investing activities	(6,542)	(6,567)	150	(317)	6,304	(6,972)

Financing activities
Proceeds from borrowings	—	7,156	—	—	—	7,156
Payments on borrowings	—	(1,306)	(16)	(2)	—	(1,324)
Payments of financing costs	—	(117)	—	—	—	(117)
Proceeds from borrowings from affiliates	5	8,054	6,425	263	(14,747)	—
Payments on borrowings from affiliates	(5)	(8,175)	—	(263)	8,443	—
Other intercompany financing activities	—	273	(340)	67	—	—
Cash dividends paid	—	(512)	—	—	—	(512)
Cash dividends paid to affiliates	—	—	—	(17)	17	—
Exercise of employee stock options	25	70	—	—	—	95
Issuance (repurchase) of shares	6,584	—	(6,425)	—	—	159
Excess tax benefit from equity-based compensation	—	21	—	—	—	21
Other - net	—	—	—	2	—	2
Net cash provided by (used in) financing activities	6,609	5,464	(356)	50	(6,287)	5,480

Effect of currency on cash	—	—	—	20	—	20
Total increase (decrease) in cash	7	(66)	11	240	—	192
Cash at the beginning of the period	—	120	3	262	—	385
Cash at the end of the period	$7	$54	$14	$502	$—	$577

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Amounts are in millions of dollars or shares unless indicated otherwise (per share data assume dilution).

COMPANY OVERVIEW
Eaton Corporation plc (Eaton or the Company) is a power management company with 2014 net sales of $22.6 billion. The Company provides energy-efficient solutions that help its customers effectively manage electrical, hydraulic and mechanical power more efficiently, safely and sustainably. Eaton has approximately 102,000 employees in over 60 countries and sells products to customers in more than 175 countries.
On November 30, 2012, Eaton Corporation acquired Cooper Industries plc (Cooper) for a purchase price of $13,192. The total purchase price was comprised of cash totaling $6,543 and Eaton share consideration valued at $6,649. Cooper was a diversified global manufacturer of electrical products and systems, with brands including Bussmann electrical and electronic fuses; Crouse-Hinds and CEAG explosion-proof electrical equipment; Halo and Metalux lighting fixtures; and Kyle and McGraw-Edison power systems products. Cooper had annual sales of $5,409 for 2011. Cooper's results of operations have been included in Eaton's Consolidated Financial Statements since November 30, 2012. Net sales and segment operating profit attributable to Cooper during this period and included in Eaton's Consolidated Financial Statements for the year ended December 31, 2012 total $470 and $66, respectively.
In addition to Cooper, Eaton acquired certain other businesses during 2012. The Consolidated Statements of Income include the results of these other businesses from the dates of the transactions. For additional information related to acquisitions, and a complete list of business acquisitions, see Note 2 to the Consolidated Financial Statements.
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
During 2014, the Company's results of operations were impacted by modest growth in the Company's end markets, particularly in North America. This was partially offset by the impact of settlement of two litigation matters with ZF Meritor LLC and Meritor Transmission Corporation (collectively, Meritor) and Triumph Actuation Systems, LLC and other claimants (collectively, Triumph) for $500 and $147.5, respectively, and the sale of the Aerospace Power Distribution Management Solutions and Integrated Cockpit Solutions businesses to Safran for $270, which resulted in a pre-tax gain of $154. Also, during the second half of 2014 the Company's results of operations were negatively impacted by shifts in currency exchange rates. Despite the modest growth and negative currency exchange rates, the Company generated net income per ordinary share in 2014 that was broadly in line with the Company's guidance at the start of the year after excluding the litigation settlements and the gain on the sale of the Aerospace businesses.
Additional information related to business acquisitions and sales, restructuring activities and the litigation settlements is presented in Note 2, Note 3 and Note 7, respectively, of the Notes to the Consolidated Financial Statements.
A summary of Eaton’s Net sales, Net income attributable to Eaton ordinary shareholders, and Net income per ordinary share - diluted follows:

	2014	2013	2012
Net sales	$22,552	$22,046	$16,311
Net income attributable to Eaton ordinary shareholders	1,793	1,861	1,217
Net income per ordinary share - diluted	$3.76	$3.90	$3.46

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
Consolidated Financial Results

	2014	Change from 2013	2013	Change from 2012	2012
Net sales	$22,552	2%	$22,046	35%	$16,311
Gross profit	6,906	3%	6,677	37%	4,863
Percent of net sales	30.6%		30.3%		29.8%
Income before income taxes	1,761	(7)%	1,884	51%	1,251
Net income	1,803	(4)%	1,873	54%	1,220
Less net income for noncontrolling interests	(10)		(12)		(3)
Net income attributable to Eaton ordinary shareholders	1,793	(4)%	1,861	53%	1,217
Excluding acquisition integration charges and transaction costs (after-tax)	102		110		167
Operating earnings	$1,895	(4)%	$1,971	42%	$1,384

Net income per ordinary share - diluted	$3.76	(4)%	$3.90	13%	$3.46
Excluding per share impact of acquisition integration charges and transaction costs (after-tax)	0.21		0.23		0.48
Operating earnings per ordinary share	$3.97	(4)%	$4.13	5%	$3.94
Net Sales
Net sales in 2014 increased by 2% compared to 2013 due to an increase in organic sales of 4%, partially offset by a decrease of 1% from the impact of currency translation and a decrease of 1% from the divestiture of Eaton's Aerospace Power Distribution Management Solutions and Integrated Cockpit Solutions businesses. The increase in organic sales in 2014 is primarily due to growth in the Company's end markets, particularly in North America. Net sales in 2013 increased by 35% compared to 2012 due to an increase of 36% from acquisitions of businesses, partially offset by a decrease of 1% from the impact of currency translation. Organic sales growth was flat in 2013 when compared to 2012, due to flat market growth primarily related to economic and political uncertainties in Europe, China, and the United States.
Gross Profit
Gross profit margin increased from 30.3% in 2013 to 30.6% in 2014. The increase in gross profit margin in 2014 was primarily due to higher sales volumes, offset by certain restructuring activities Eaton undertook in 2014 in an effort to gain efficiencies in the Vehicle, Hydraulics and Aerospace business segments. Gross profit increased from 29.8% in 2012 to 30.3% in 2013. The gross profit margin in 2013 was positively impacted by the absence of restructuring charges in 2013 that were incurred in 2012.

Income Taxes
During 2014, an income tax benefit of $42 was recognized (an effective tax benefit rate of 2.4%) compared to income tax expense of $11 for 2013 (an effective tax expense rate of 0.6%) and $31 for 2012 (an effective tax expense rate of 2.5%). The lower tax rate in 2014 was primarily attributable to the net tax benefit of 7.6% for the Meritor and Triumph litigation settlements and related legal costs and the gain on the sale of the Aerospace businesses, all of which occurred in the second quarter of 2014. Excluding the previously mentioned litigation settlements and gain on the sale of businesses, the 2014 income tax rate increased from 2013 due to greater levels of income in higher tax jurisdictions and net increases in worldwide tax liabilities, partially offset by additional foreign tax credit recognition in the United States and recognition of deferred tax assets in foreign jurisdictions. The lower effective tax rate for 2013, compared to 2012, was primarily attributable to the effects associated with the acquisition of Cooper, along with greater levels of income in lower tax jurisdictions, additional foreign tax credit utilization, and the benefit of two years of the U.S. research and experimentation tax credit due to the extension of the credit in the American Taxpayer Relief Act of 2012 (the Act) as signed into law in January 2013. The Act extended certain tax benefits retroactively to January 1, 2012.
Net Income
Net income attributable to Eaton ordinary shareholders of $1,793 in 2014 decreased 4% compared to Net income attributable to Eaton ordinary shareholders of $1,861 in 2013, and Net income per ordinary share of $3.76 in 2014 decreased 4% from Net income per ordinary share of $3.90 in 2013. The decrease was primarily due to settlement of the Meritor and Triumph litigation matters for $500 and $147.5, respectively, partially offset by the impact of the sale of the Aerospace Power Distribution Management Solutions and Integrated Cockpit Solutions businesses, higher sales volumes as noted above and a lower effective income tax rate. Net income per ordinary share of $3.76 in 2014 was reduced by $0.21 per share from acquisition integration charges and transaction costs and by $0.70 per share from the litigation settlements partially offset by the gain from the Aerospace divestitures. Net income attributable to Eaton ordinary shareholders of $1,861 in 2013 increased 53% compared to Net income attributable to Eaton ordinary shareholders of $1,217 in 2012, and Net income per ordinary share of $3.90 in 2013 decreased 13% from Net income per ordinary share of $3.46 in 2012. The increase was primarily due to higher sales volumes resulting from the acquisition of businesses, the most substantial of which was Cooper, and a lower effective income tax rate.
Business Segment Results of Operations
The following is a discussion of Net sales, operating profit and operating profit margin by business segment, which includes a discussion of operating profit and operating profit margin before acquisition integration charges. For additional information related to acquired businesses and integration charges, see Note 2 and Note 3, respectively, to the Consolidated Financial Statements.
Electrical Products

	2014	Change from 2013	2013	Change from 2012	2012
Net sales	$7,254	3%	$7,026	83%	$3,846

Operating profit	1,184	9%	1,090	70%	640
Operating margin	16.3%		15.5%		16.6%

Acquisition integration charges	$66		$44		$4

Before acquisition integration charges
Operating profit	$1,250	10%	$1,134	76%	$644
Operating margin	17.2%		16.1%		16.7%
Net sales increased 3% in 2014 compared to 2013 due to an increase of 4% in organic sales, partially offset by a decrease of 1% from the impact of currency translation. Organic sales in 2014 were positively impacted by strength in North American markets. Net sales increased 83% in 2013 compared to 2012 due to an increase of 82% from the acquisition of Cooper and an increase of 1% from the impact of currency translation. Organic sales in 2013 were positively impacted by strength in the Americas, which was offset by weakness in Europe and Asia Pacific.

Operating margin before acquisition integration charges increased from 16.1% in 2013 to 17.2% in 2014. The increase in operating margin in 2014 was due to higher sales volumes, as noted above, and incremental synergies related to the acquisition of Cooper. Operating margin before acquisition integration charges decreased from 16.7% in 2012 to 16.1% in 2013. The decrease in operating margin in 2013 was primarily due to the changed mix of products in the segment as a result principally of the acquisition of Cooper.
Electrical Systems and Services

	2014	Change from 2013	2013	Change from 2012	2012
Net sales	$6,457	—%	$6,430	66%	$3,872

Operating profit	843	(5)%	889	110%	424
Operating margin	13.1%		13.8%		11.0%

Acquisition integration charges	$51		$37		$13

Before acquisition integration charges
Operating profit	$894	(3)%	$926	112%	$437
Operating margin	13.8%		14.4%		11.3%
Net sales were flat in 2014 compared to 2013 due to an increase in organic sales of 2%, offset by a decrease of 2% from the impact of currency translation. The increase in organic sales in 2014 was primarily due to strength in the North American markets. Net sales increased 66% in 2013 compared to 2012 due to an increase of 66% from the acquisition of businesses and an increase in organic sales of 1%, partially offset by a decrease of 1% from the impact of currency translation. The increase in organic sales in 2013 reflects strength in the Americas and Asia Pacific.
Operating margin before acquisition integration charges decreased from 14.4% in 2013 to 13.8% in 2014. The decrease in operating margin in 2014 was primarily due to higher logistics costs, unfavorable mix, and pricing pressures. Operating margin before acquisition integration charges increased from 11.3% in 2012 to 14.4% in 2013. The increase in operating margin in 2013 was primarily due to the changed mix of products in the segment as a result of the acquisition of businesses.
Hydraulics

	2014	Change from 2013	2013	Change from 2012	2012
Net sales	$2,975	—%	$2,981	1%	$2,960

Operating profit	367	3%	355	(4)%	369
Operating margin	12.3%		11.9%		12.5%

Acquisition integration charges	$12		$36		$16

Before acquisition integration charges
Operating profit	$379	(3)%	$391	2%	$385
Operating margin	12.7%		13.1%		13.0%
Net sales in 2014 were flat compared to 2013 due to an increase in organic sales of 2% offset by a decrease of 2% from the impact of currency translation. The increase in organic sales in 2014 was primarily driven by demand for industrial products in North America and growth in distributor sales, partially offset by weakness in the global agricultural equipment market and the China construction equipment market. Net sales in 2013 increased 1% compared to 2012 due to an increase of 6% from the acquisition of businesses, partially offset by a decrease in organic sales of 4% and a decrease of 1% from the impact of currency translation. The decrease in organic sales in 2013 primarily reflects lower market demand, particularly in the U.S. and Asia Pacific.

Operating margin before acquisition integration charges decreased from 13.1% in 2013 to 12.7% in 2014. The decrease in operating margin in 2014 was primarily due to costs related to new initiatives and certain restructuring activities Eaton undertook in 2014 in an effort to gain efficiencies in the segment. Operating margin before acquisition integration charges was broadly similar at 13.0% in 2012 compared to 13.1% in 2013.
Aerospace

	2014	Change from 2013	2013	Change from 2012	2012
Net sales	$1,860	5%	$1,774	3%	$1,719

Operating profit	273	8%	252	18%	213
Operating margin	14.7%		14.2%		12.4%
Net sales in 2014 increased 5% compared to 2013 due to an increase in organic sales of 8% and an increase of 1% from the impact of currency translation, partially offset by a decrease of 4% due to the divestitures of Eaton's Aerospace Power Distribution Management Solutions and Integrated Cockpit Solutions businesses. The increase in organic sales in 2014 was primarily due to continued strength in commercial OEM markets as well as growth in the commercial and military aftermarkets. Net sales in 2013 increased 3% compared to 2012 due to an increase in organic sales. The increase in organic sales in 2013 reflected strength in the commercial markets, partially offset by decreased demand in the military markets.
Operating margin increased from 14.2% in 2013 to 14.7% in 2014. The increase in operating margin in 2014 was due to higher sales volumes, as noted above, partially offset by certain restructuring activities Eaton undertook in 2014 in an effort to gain efficiencies in the segment. Operating margin increased from 12.4% in 2012 to 14.2% in 2013. The increase in operating margin in 2013 was primarily due to higher sales volumes.
Vehicle

	2014	Change from 2013	2013	Change from 2012	2012
Net sales	$4,006	4%	$3,835	(2)%	$3,914

Operating profit	645	9%	592	4%	570
Operating margin	16.1%		15.4%		14.6%
Net sales increased 4% in 2014 compared to 2013 due to an increase in organic sales of 6%, partially offset by a decrease of 2% from the impact of currency translation. The increase in organic sales in 2014 was primarily due to strong demand in North American and selected Asian Pacific markets, partially offset by weakness in South American markets. Net sales decreased 2% in 2013 compared to 2012 due to the impact of currency translation. Flat organic sales in 2013 were primarily due to lower sales volumes in the NAFTA Class 8 truck market, offset by strength in the Latin American vehicle markets and the global light vehicle markets.
Operating margin increased from 15.4% in 2013 to 16.1% in 2014. The increase in operating margin in 2014 was primarily due to higher sales volumes, as noted above, partially offset by certain restructuring activities Eaton undertook in 2014 to generate ongoing efficiencies in the segment. Operating margin increased from 14.6% in 2012 to 15.4% in 2013. The increase in operating margin in 2013 was primarily due to a change in mix of products and the impact of cost-savings initiatives taken in 2012.

Corporate Expense

	2014	Change from 2013	2013	Change from 2012	2012
Litigation settlements	$644	NM	$—	NM	$—
Amortization of intangible assets	431	(1)%	437	124%	195
Interest expense - net	227	(16)%	271	30%	208
Pension and other postretirement benefits expense	138	(25)%	183	13%	162
Inventory step-up adjustment	—	NM	34	(19)%	42
Gain on divestiture of Aerospace businesses	(154)	NM	—	NM	—
Other corporate expense - net	265	(28)%	369	3%	358
Total corporate expense	$1,551	20%	$1,294	34%	$965
Total Corporate expense increased 20% in 2014 to $1,551 from $1,294 in 2013 primarily due to litigation settlements of $644 during the second quarter of 2014, partially offset by a gain of $154 on the divestiture of Eaton's Aerospace Power Distribution Management Solutions and Integrated Cockpit Solutions businesses during the second quarter of 2014 and lower costs associated with the acquisition of Cooper. Total Corporate expense increased 34% in 2013 to $1,294 from $965 in 2012 due to the acquisition of Cooper. The acquisition of Cooper resulted in an increase of 124% in Amortization of intangible assets and an increase of 30% in Interest expense - net, primarily related to financing activities in conjunction with the acquisition.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Financial Condition and Liquidity
Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk. The Company maintains access to the commercial paper markets through a $2.0 billion commercial paper program. To support the commercial paper program, in October 2014 the Company refinanced a $500, five-year revolving credit facility and a $750, three-year revolving credit facility with a $500, four-year revolving credit facility that will expire October 2018 and a $750, five-year revolving credit facility that will expire October 2019, respectively. The Company also maintains a $750, five-year revolving credit facility that will expire June 2017. These refinancings maintain long-term revolving credit facilities at a total of $2,000. The revolving credit facilities are used to support commercial paper borrowings and are fully and unconditionally guaranteed by Eaton and certain of its direct and indirect subsidiaries on an unsubordinated, unsecured basis. There were no borrowings outstanding under Eaton's revolving credit facilities at December 31, 2014 or 2013. Eaton's non-United States operations also had available short-term lines of credit of approximately $2,089 at December 31, 2014. As is customary to support its U.S. operations, the Company had available lines of credit of $340 from various banks for the issuance of letters of credit, of which there was $155 outstanding at December 31, 2014. Over the course of a year, cash, short-term investments and short-term debt may fluctuate in order to manage global liquidity. Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business as well as scheduled payments of long-term debt.
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
Eaton’s credit facilities and indentures governing certain long-term debt contain various covenants, the violation of which would limit or preclude the use of the credit facilities for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. At Eaton’s present credit rating level, the most restrictive financial covenant provides that the ratio of secured debt (or lease payments due under a sale and leaseback transaction) to adjusted consolidated net worth (or consolidated net tangible assets, in each case as defined in the relevant credit agreement or indenture) may not exceed 10%. Eaton's actual ratios are substantially below the required threshold. In addition, Eaton is in compliance with each of its debt covenants for all periods presented.

Sources and Uses of Cash Flow
Operating Cash Flow
Net cash provided by operating activities was $1,878 in 2014, a decrease of $407 compared to $2,285 in 2013. The decrease in operating cash flows in 2014 compared to 2013 was primarily due to settlement of the Meritor, Triumph and related litigation, which reduced operating cash flow by $654.
Net cash provided by operating activities was $2,285 in 2013, an increase of $621 compared to $1,664 in 2012. Operating cash flows in 2013 were primarily impacted by higher net income and lower contributions to benefit plans, partially offset by higher working capital requirements compared to 2012.
For additional information on litigation settlements, see Note 7 to the Consolidated Financial Statements.
Investing Cash Flow
Net cash provided by investing activities was $143 in 2014, an increase of $345 compared to a use of cash of $202 in 2013. The increase in 2014 was principally due to sales of short-term investments of $522 in 2014 compared to purchases of short-term investments of $288 in 2013. This source of cash in 2014 was partially offset by a decrease in proceeds from the sales of businesses, from $777 in 2013 to $282 in 2014. Capital expenditures were $632 in 2014 compared to $614 in 2013. Eaton expects approximately $675 in capital expenditures in 2015.
Net cash used in investing activities was $202 in 2013, a decrease of $6,770 as compared to $6,972 in 2012. The decrease in 2013 was principally due to a decrease of $6,927 related to cash paid for acquisitions of businesses, the largest of which was Cooper in 2012, and proceeds of $777 from the sales of businesses compared to $3 in 2012, primarily related to the sale of Apex Tool Group, LLC. These sources of cash were offset by an increase in purchases of short-term investments to $288 in 2013 compared to sales of short-term investments of $603 in 2012. Capital expenditures were $614 in 2013 compared to $593 in 2012.
For additional information on business acquisitions and sales, see Note 2 to the Consolidated Financial Statements.
Financing Cash Flow
Net cash used in financing activities was $2,130 in 2014, an increase in the use of cash of $394 compared to $1,736 in 2013. The increase in the use of cash was primarily due to $650 in share repurchases and an increase in cash dividends paid. Partially offsetting these uses of cash was a decrease in payments on borrowings, from $1,096 in 2013 to $582 in 2014. On February 1, 2013, Eaton repaid the $669 outstanding balance on a $1,669 borrowing on the bridge facility related to financing the acquisition of Cooper.
Net cash used in financing activities was $1,736 in 2013, a decrease of $7,216 compared to a source of cash of $5,480 in 2012. Substantially all of the increase in 2013 was due to the absence of proceeds totaling $7,156 in 2012 from the issuance of $4,900 senior notes, a $1,669 borrowing on the $6.75 billion capacity bridge facility, and the private issuance of $600 notes, which are more fully described above and primarily relate to the acquisition of Cooper.
For additional information on financing the acquisition of Cooper, see Note 5 to the Consolidated Financial Statements.
Credit Ratings
Eaton's debt has been assigned the following credit ratings:

Credit Rating Agency (long- /short-term rating)	Rating	Outlook
Standard & Poor's	A-/A-2	Stable outlook
Moody's	Baa1/P-2	Stable outlook
Fitch	BBB+/F2	Stable outlook

Defined Benefits Plans
Pension Plans
During 2014, the fair value of plan assets in the Company’s employee pension plans increased $249 to $4,621 at December 31, 2014. The increase in plan assets was primarily due to employer contributions and better than expected return on assets. At December 31, 2014, the net unfunded position of $1,763 in pension liabilities consisted of $754 in the U.S. qualified pension plans, $965 in plans that have no minimum funding requirements, and $121 in all other plans that require minimum funding, partially offset by $77 in plans that are overfunded.
Funding requirements are a major consideration in making contributions to Eaton’s pension plans. With respect to the Company’s pension plans worldwide, the Company intends to contribute annually not less than the minimum required by applicable law and regulations. In 2014, $362 was contributed to the pension plans. The Company contributed $200 to the U.S. Qualified Pension Plan in early 2015 and anticipates making an additional $126 of contributions to certain pension plans during 2015. The funded status of the Company’s pension plans at the end of 2015, and future contributions, will depend primarily on the actual return on assets during the year and the discount rate used to calculate certain benefits at the end of the year. Depending on these factors, and the resulting funded status of the pension plans, the level of future contributions could be materially higher or lower than in 2014.
Off-Balance Sheet Arrangements
Eaton does not have off-balance sheet arrangements or financings with unconsolidated entities or other persons. In the ordinary course of business, the Company leases certain real properties and equipment, as described in Note 7 to the Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States requires management to make certain estimates and assumptions that may involve the exercise of significant judgment. For any estimate or assumption used, there may be other reasonable estimates or assumptions that could have been used. However, based on facts and circumstances inherent in developing estimates and assumptions, management believes it is unlikely that applying other such estimates and assumptions would have caused materially different amounts to have been reported. Actual results may differ from these estimates.
Revenue Recognition
Sales of products are recognized when a sales agreement is in place, products have been shipped to unaffiliated customers and title has transferred in accordance with shipping terms, the selling price is fixed and determinable and collectability is reasonably assured, all significant related acts of performance have been completed, and no other significant uncertainties exist. Shipping and handling costs billed to customers are included in Net sales and the related costs in Cost of products sold. Although the majority of the sales agreements contain standard terms and conditions, there are agreements that contain multiple elements or non-standard terms and conditions. As a result, judgment is required to determine the appropriate accounting, including whether the deliverables specified in these agreements should be treated as separate units of accounting for recognition purposes, and, if so, how the sales price should be allocated among the elements and when to recognize sales for each element. For delivered elements, sales generally are recognized only when the delivered elements have standalone value and there are no uncertainties regarding customer acceptance. Sales for service contracts generally are recognized as the services are provided.
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
Goodwill is evaluated annually for impairment as of July 1 using either a quantitative or qualitative analysis. Goodwill is tested for impairment at the reporting unit level, which is equivalent to Eaton's operating segments and based on the net assets for each segment, including goodwill and intangible assets. Goodwill is assigned to each operating segment, as this represents the lowest level that constitutes a business and is the level at which management regularly reviews the operating results. The Company performs a quantitative analysis using a discounted cash flow model and other valuation techniques, but may elect to perform a qualitative analysis.
Additionally, goodwill is evaluated for impairment whenever an event occurs or circumstances change that would indicate that it is more likely than not that the fair value of an operating segment is less than its carrying amount. Events or circumstances that may result in an impairment review include changes in macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant entity-specific events, specific events affecting the reporting unit or sustained decrease in share price.
Goodwill impairment testing for 2014 was performed using a qualitative analysis, which is performed by assessing certain trends and factors that require significant judgment, including projected market outlook and growth rates, forecasted and actual sales and operating profit margins, discount rates, industry data, and other relevant qualitative factors. These trends and factors are compared to, and based on, the assumptions used in the most recent quantitative assessment. The results of the qualitative analysis did not indicate a need to perform a quantitative analysis.
Goodwill impairment testing for 2013 was performed using a quantitative analysis under which the fair value for each reporting unit was estimated using a discounted cash flow model, which considered forecasted cash flows discounted at an estimated weighted-average cost of capital. The forecasted cash flows were based on the Company's long-term operating plan and a terminal value was used to estimate the operating segment's cash flows beyond the period covered by the operating plan. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market holders of a business enterprise. These analyses require the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates and the timing of expected future cash flows of the respective reporting unit. Sensitivity analyses were performed in order to assess the reasonableness of the assumptions and the resulting estimated fair values.
For 2014 and 2013, based on a qualitative and quantitative analysis, respectively, the fair values of Eaton's reporting units continue to substantially exceed the respective carrying amounts.
Indefinite Life Intangible Assets
Indefinite life intangible assets consist of trademarks. They are evaluated annually for impairment as of July 1 using either a quantitative or qualitative analysis to determine whether their fair values exceed their respective carrying amounts. Indefinite life intangible asset impairment testing for 2014 and 2013 was performed using a quantitative analysis. Determining the fair value of these assets requires significant judgment and the Company uses a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability.
Additionally, indefinite life intangible assets are evaluated for impairment whenever an event occurs or circumstances change that would indicate that it is more likely than not that the asset is impaired. Events or circumstances that may result in an impairment review include changes in industry and market considerations, cost factors, financial performance, and other relevant entity-specific events that could affect inputs used to determine the respective fair values of the indefinite-lived intangible assets.
For 2014 and 2013, the fair value of indefinite lived intangible assets substantially exceeded the respective carrying value.
Other Long-Lived Assets
Other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Events or circumstances that may result in an impairment review include operations reporting losses, a significant adverse change in the use of an asset, the planned disposal or sale of the asset, a significant adverse change in the business climate or legal factors related to the asset, or a significant decrease in the estimated market value of an asset. Upon indications of impairment, assets and liabilities are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The asset group would be considered impaired when the estimated future net undiscounted cash flows generated by the asset group are less than its carrying value. In instances where the carrying amount of the asset group exceeded the undiscounted cash flows, the fair value of the asset group would be determined and an impairment loss would be recognized based on the amount by which the carrying value of the asset group exceeds its fair value. Determining asset groups and underlying cash flows requires the use of significant judgment.

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
Pension and Other Postretirement Benefits Plans
The measurement of liabilities related to pension plans and other postretirement benefits plans is based on assumptions related to future events including interest rates, return on plan assets, rate of compensation increases, and health care cost trend rates. Actual plan asset performance will either reduce or increase losses included in accumulated other comprehensive loss, which ultimately affects net income.
The discount rate for United States plans was determined by discounting the expected future benefit payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date and solving for the single rate that generated the same benefit obligation. Only corporate bonds with a rating of Aa or higher by either Moody’s or Standard & Poor's were included. Callable bonds and certain other non-comparable bonds were eliminated. Finally, a subset of bonds was selected by grouping the universe of bonds by duration and retaining 50% of the bonds that had the highest yields.
The discount rates for non-United States plans were determined by region and are based on high quality long-term corporate and government bonds. Consideration has been given to the duration of the liabilities in each plan when selecting the bonds to be used in determining the discount rate.
Key assumptions used to calculate pension and other postretirement benefits expense are adjusted at each year-end. A 1-percentage point change in the assumed rate of return on pension plan assets is estimated to have approximately a $43 effect on pension expense. Likewise, a 1-percentage point change in the discount rate is estimated to have approximately a $75 effect on pension expense. A 1-percentage point change in the assumed rate of return on other postretirement benefits assets is estimated to have approximately a $1 effect on other postretirement benefits expense. A 1-percentage point change in the discount rate is estimated to have approximately a $4 effect on expense for other postretirement benefits plans. Additional information related to changes in key assumptions used to recognize expense for other postretirement benefits plans is found in Note 6 to the Consolidated Financial Statements.
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

A number of factors affect the cost of environmental remediation, including the number of parties involved at a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing advancement of remediation technology. Taking these factors into account, Eaton has estimated the costs of remediation, which will be paid over a period of years. The Company accrues an amount on an undiscounted basis, consistent with the estimates of these costs, when it is probable that a liability has been incurred. At December 31, 2014 and 2013, $140 and $149, respectively, was accrued for these costs.
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
Eaton’s ability to access the commercial paper market, and the related cost of these borrowings, is based on the strength of its credit rating and overall market conditions. The Company has not experienced any material limitations in its ability to access these sources of liquidity. At December 31, 2014, Eaton had $2,000 of long-term revolving credit facilities with banks in support of its commercial paper program. It has no direct borrowings outstanding under these credit facilities. Eaton’s non-United States operations also had available short-term lines of credit of approximately $2,089 at December 31, 2014.
Interest rate risk can be measured by calculating the short-term earnings impact that would result from adverse changes in interest rates. This exposure results from short-term debt, which includes commercial paper at a floating interest rate, long-term debt that has been swapped to floating rates, and money market investments that have not been swapped to fixed rates. Based upon the balances of investments and floating rate debt at year end 2014, a 100 basis-point increase in short-term interest rates would have increased the Company’s net, pretax interest expense by $32.
Eaton also measures interest rate risk by estimating the net amount by which the fair value of the Company’s financial liabilities would change as a result of movements in interest rates. Based on Eaton’s best estimate for a hypothetical, 100 basis point decrease in interest rates at December 31, 2014, the market value of the Company’s debt and interest rate swap portfolio, in aggregate, would increase by $494.
The Company is exposed to currency risk associated with translating its functional currency financial statements into its reporting currency, which is the U.S. dollar. As a result, the Company is exposed to movements in the exchange rates of various currencies against the U.S. dollar. Eaton also monitors exposure to transactions denominated in currencies other than the functional currency of each country in which the Company operates, and regularly enters into forward contracts to mitigate that exposure. In the aggregate, Eaton’s portfolio of forward contracts related to such transactions was not material to its Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS
A summary of contractual obligations as of December 31, 2014 follows:

	2015	2016 to 2017	2018 to 2019	After 2020	Total
Long-term debt , including current portion(1)	$1,008	$1,790	$909	$5,130	$8,837
Interest expense related to long-term debt	326	602	468	2,149	3,545
Reduction of interest expense from interest rate swap agreements related to long-term debt	(68)	(64)	(22)	(56)	(210)
Operating leases	153	198	93	60	504
Purchase obligations	813	87	38	26	964
Other obligations	333	17	14	47	411
Total	$2,565	$2,630	$1,500	$7,356	$14,051

(1) Long-term debt excludes deferred gains and losses on derivatives related to debt, adjustments to fair market value, and premiums and discounts on long-term debentures.
Interest expense related to long-term debt is based on the fixed interest rate, or other applicable interest rate, related to the debt instrument. The reduction of interest expense due to interest rate swap agreements related to long-term debt is based on the difference in the fixed interest rate the Company receives from the swap, compared to the floating interest rate the Company pays on the swap. Purchase obligations are entered into with various vendors in the normal course of business. These amounts include commitments for purchases of raw materials, outstanding non-cancelable purchase orders, releases under blanket purchase orders, and commitments under ongoing service arrangements. Other long-term obligations principally include anticipated contributions of $326 to pension plans in 2015 and $80 of deferred compensation earned under various plans for which the participants have elected to receive disbursement at a later date.
The table above does not include future expected pension benefit payments or expected other postretirement benefits payments. Information related to the amounts of these future payments is described in Note 6 to the Consolidated Financial Statements. The table above also excludes the liability for unrecognized income tax benefits, since the Company cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities. At December 31, 2014, the gross liability for unrecognized income tax benefits totaled $493 and interest and penalties were $120.

FORWARD-LOOKING STATEMENTS
This Annual Report to Shareholders contains forward-looking statements concerning the realization of acquisition synergies, litigation developments, capital expenditures and restructuring charges, among other matters. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to Eaton, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside Eaton’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for the Company’s business segments; unanticipated downturns in business relationships with customers or their purchases from us; the availability of credit to customers and suppliers; competitive pressures on sales and pricing; unanticipated changes in the cost of material and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; strikes or other labor unrest; the impact of acquisitions and divestitures; unanticipated difficulties integrating acquisitions; new laws and governmental regulations; interest rate changes; tax rate changes or exposure to additional income tax liability; stock market and currency fluctuations; war, civil or political unrest or terrorism; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.

QUARTERLY DATA (unaudited)

	Quarter ended in 2014				Quarter ended in 2013
(In millions except for per share data)	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Net sales	$5,565	$5,728	$5,767	$5,492	$5,527	$5,607	$5,602	$5,310
Gross profit	1,718	1,812	1,742	1,634	1,646	1,724	1,732	1,575
Percent of net sales	30.9%	31.6%	30.2%	29.8%	29.8%	30.7%	30.9%	29.7%
Income before income taxes	609	642	57	453	429	521	534	400
Net income	585	605	172	441	482	514	497	380
Less net income for noncontrolling interests	(4)	(3)	(1)	(2)	(3)	(4)	(3)	(2)
Net income attributable to Eaton ordinary shareholders	$581	$602	$171	$439	$479	$510	$494	$378

Net income per ordinary share
Diluted	$1.23	$1.26	$0.36	$0.92	$1.00	$1.07	$1.04	$0.79
Basic	1.24	1.27	0.36	0.92	1.01	1.08	1.04	0.80

Cash dividends declared per ordinary share	$0.49	$0.49	$0.49	$0.49	$0.42	$0.42	$0.42	$0.42

Market price per ordinary share
High	$70.51	$79.98	$79.65	$78.19	$77.00	$71.36	$69.92	$63.81
Low	57.11	62.84	70.26	66.89	65.20	62.89	55.41	55.00

Earnings per share for the four quarters in a year may not equal full year earnings per share.

Significant non-recurring adjustments included in Income before income taxes are as follows:

	Quarter ended in 2014				Quarter ended in 2013
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Acquisition integration charges	$32	$19	$37	$66	$55	$36	$37	$26
Transaction costs	—	—	—	—	—	2	2	5

TEN-YEAR CONSOLIDATED FINANCIAL SUMMARY (unaudited)

(In millions except for per share data)	2014	2013	2012	2011	2010	2009	2008	2007	2006	2005
Continuing operations
Net sales	$22,552	$22,046	$16,311	$16,049	$13,715	$11,873	$15,376	$13,033	$12,232	$10,874
Income before income taxes	1,761	1,884	1,251	1,553	1,036	303	1,140	1,055	979	969
Income after income taxes	1,803	1,873	1,220	1,352	937	385	1,067	973	907	788
Income from discontinued operations	—	—	—	—	—	—	3	35	53	22
Net income	1,803	1,873	1,220	1,352	937	385	1,070	1,008	960	810
Less net income for noncontrolling interests	(10)	(12)	(3)	(2)	(8)	(2)	(12)	(14)	(10)	(5)
Net income attributable to Eaton ordinary shareholders	$1,793	$1,861	$1,217	$1,350	$929	$383	$1,058	$994	$950	$805

Net income per ordinary share - diluted
Continuing operations	$3.76	$3.90	$3.46	$3.93	$2.73	$1.14	$3.25	$3.19	$2.94	$2.54
Discontinued operations	—	—	—	—	—	—	0.01	0.12	0.17	0.08
Total	$3.76	$3.90	$3.46	$3.93	$2.73	$1.14	$3.26	$3.31	$3.11	$2.62

Net income per ordinary share - basic
Continuing operations	$3.78	$3.93	$3.54	$3.98	$2.76	$1.16	$3.29	$3.26	$2.99	$2.61
Discontinued operations	—	—	—	—	—	—	0.01	0.12	0.17	0.07
Total	$3.78	$3.93	$3.54	$3.98	$2.76	$1.16	$3.30	$3.38	$3.16	$2.68

Weighted-average number of ordinary shares outstanding
Diluted	476.8	476.7	350.9	342.8	339.5	335.8	324.6	300.6	305.8	308.0
Basic	474.1	473.5	347.8	338.3	335.5	332.7	320.4	294.6	300.4	300.4

Cash dividends declared per ordinary share	$1.96	$1.68	$1.52	$1.36	$1.08	$1.00	$1.00	$0.86	$0.74	$0.62

Total assets	$33,529	$35,491	$35,810	$17,873	$17,252	$16,282	$16,655	$13,430	$11,417	$10,218
Long-term debt	8,024	8,969	9,765	3,366	3,382	3,349	3,190	2,432	1,774	1,830
Total debt	9,034	9,549	10,836	3,773	3,458	3,467	4,271	3,417	2,586	2,464
Eaton shareholders' equity	15,786	16,791	15,113	7,469	7,362	6,777	6,317	5,172	4,106	3,778
Eaton shareholders' equity per ordinary share	$33.74	$35.34	$32.11	$22.34	$21.66	$20.39	$19.14	$17.71	$14.04	$12.72
Ordinary shares outstanding	467.9	475.1	470.7	334.4	339.9	332.3	330.0	292.0	292.6	297.0

Eaton Corporation plc
2014 Annual Report on Form 10-K
Exhibit Index

3 (i)	Certificate of Incorporation - Incorporated by reference to the Form S-8 filed November 30, 2012

3 (ii)	Amended and restated Memorandum and Articles of Incorporation - Incorporated by reference to the Form 10-Q Report for the three months ended September 30, 2012

4 (a)	Pursuant to Regulation S-K Item 601(b) (4), the Company agrees to furnish to the SEC, upon request, a copy of the instruments defining the rights of holders of its other long-term debt

10	Material contracts

	(a)	Senior Executive Incentive Compensation Plan (effective February 27, 2013) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

	(b)	Deferred Incentive Compensation Plan II - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

	(c)	First Amendment to Deferred Incentive Compensation Plan II - Incorporated by reference to the Form S-8 filed November 30, 2012

	(d)	Excess Benefits Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

	(e)	First Amendment to Excess Benefits Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

	(f)	Incentive Compensation Deferral Plan II - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

	(g)	First Amendment to Incentive Compensation Deferral Plan II - Incorporated by reference to the Form S-8 filed November 30, 2012

	(h)	Limited Eaton Service Supplemental Retirement Income Plan II - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

	(i)	First Amended to Limited Eaton Service Supplemental Retirement Income Plan II - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

	(j)	Supplemental Benefits Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

	(k)	First Amendment to Supplemental Benefits Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

	(l)	Form of Restricted Share Unit Agreement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

	(m)	Form of Restricted Share Agreement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

	(n)	Form of Restricted Share Agreement (Non-Employee Directors) - Incorporated by reference to the Form 8-K Report filed February 1, 2010

	(o)	Form of Directors' Restricted Share Unit Agreement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

	(p)	Form of Stock Option Agreement for Executives - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

	(q)	Form of Stock Option Agreement for Non-Employee Directors (2008) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

	(r)	Amended and Restated 2002 Stock Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

	(s)	Amended and Restated 2004 Stock Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

(t)	Amended and Restated 2008 Stock Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

(u)	Second Amended and Restated 2009 Stock Plan - Incorporated by reference to Form S-8 filed November 30, 2012

(v)	Amended and Restated 2012 Stock Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

(w)	Amendment to Amended and Restated 2012 Stock Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(x)	First Amendment to 2005 Non-Employee Director Fee Deferral Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

(y)	2013 Non-Employee Director Fee Deferral Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(z)	Form of Change of Control Agreement entered into with officers of Eaton Corporation - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2008

(aa)	Form of Indemnification Agreement entered into with officers of Eaton Corporation - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(bb)	Form of Indemnification Agreement entered into with directors - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(cc)	Form of Indemnification Agreement II entered into with directors - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(dd)	Amended and Restated Executive Strategic Incentive Plan (amended and restated February 27, 2013) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(ee)	Executive Strategic Incentive Plan II (effective January 1, 2001) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(ff)	Amended and Restated Supplemental Executive Strategic Incentive Plan (amended and restated February 27, 2013) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(gg)	Deferred Incentive Compensation Plan (amended and restated effective November 1, 2007) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2009

(hh)	Amended and Restated 1998 Stock Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

(ii)	Trust Agreement - Officers and Employees (dated December 6, 1996) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(jj)	Trust Agreement - Non-employee Directors (dated December 6, 1996) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(kk)	Group Replacement Insurance Plan (GRIP) (effective June 1, 1992) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 1992

(ll)	Excess Benefits Plan (amended and restated effective January 1, 1989) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(mm)	Amendment to Excess Benefits Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(nn)	Supplemental Benefits Plan (amended and restated January 1, 1989) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(oo)	Amendment to Supplemental Benefits Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

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

	(ss)	Eaton Savings Plan 2014 Restatement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2013

	(tt)	Eaton Personal Investment Plan 2014 Restatement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2013

12		Ratio of Earnings to Fixed Charges - Filed in conjunction with this Form 10-K Report *

14		Code of Ethics - Incorporated by reference to the definitive Proxy Statement filed on March 14, 2008

21		Subsidiaries of Eaton Corporation plc - Filed in conjunction with this Form 10-K Report *

23		Consent of Independent Registered Public Accounting Firm - Filed in conjunction with this Form 10-K Report *

24		Power of Attorney - Filed in conjunction with this Form 10-K Report *

31.1		Certification of Principal Executive Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302) - Filed in conjunction with this Form 10-K Report *

31.2		Certification of Principal Financial Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302) - Filed in conjunction with this Form 10-K Report *

32.1		Certification of Principal Executive Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906) - Filed in conjunction with this Form 10-K Report *

32.2		Certification of Principal Financial Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906) - Filed in conjunction with this Form 10-K Report *

101.INS		XBRL Instance Document *

101.SCH		XBRL Taxonomy Extension Schema Document *

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB		XBRL Taxonomy Extension Label Linkbase Document *

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document *
_______________________________

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012 (iii) Consolidated Balance Sheets at December 31, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, (v) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2014, 2013 and 2012 and vi) Notes to Consolidated Financial Statements for the year ended December 31, 2014.