Form 10-Q
period 2015-03-31
Eaton Corp plc
filed 2015-04-29
CIK 1551182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 467.1 million Ordinary Shares outstanding as of March 31, 2015.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 6. EXHIBITS
SIGNATURES
Exhibit Index
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended March 31
(In millions except for per share data)	2015	2014
Net sales	$5,223	$5,492

Cost of products sold	3,593	3,858
Selling and administrative expense	915	962
Research and development expense	158	162
Interest expense - net	57	62
Other income - net	(5)	(5)
Income before income taxes	505	453
Income tax expense	38	12
Net income	467	441
Less net income for noncontrolling interests	(1)	(2)
Net income attributable to Eaton ordinary shareholders	$466	$439

Net income per ordinary share
Diluted	$0.99	$0.92
Basic	1.00	0.92

Weighted-average number of ordinary shares outstanding
Diluted	470.0	478.8
Basic	467.9	475.8

Cash dividends declared per ordinary share	$0.55	$0.49

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended March 31
(In millions)	2015	2014
Net income	$467	$441
Less net income for noncontrolling interests	(1)	(2)
Net income attributable to Eaton ordinary shareholders	466	439

Other comprehensive (loss) income, net of tax
Currency translation and related hedging instruments	(720)	(47)
Pensions and other postretirement benefits	86	50
Other comprehensive (loss) income attributable to Eaton ordinary shareholders	(634)	3

Total comprehensive (loss) income attributable to Eaton ordinary shareholders	$(168)	$442

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	March 31, 2015	December 31, 2014
Assets
Current assets
Cash	$663	$781
Short-term investments	139	245
Accounts receivable - net	3,733	3,667
Inventory	2,424	2,428
Deferred income taxes	576	593
Prepaid expenses and other current assets	405	386
Total current assets	7,940	8,100

Property, plant and equipment - net	3,634	3,750

Other noncurrent assets
Goodwill	13,548	13,893
Other intangible assets	6,317	6,556
Deferred income taxes	220	228
Other assets	1,037	1,002
Total assets	$32,696	$33,529

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$267	$2
Current portion of long-term debt	1,244	1,008
Accounts payable	1,969	1,940
Accrued compensation	282	420
Other current liabilities	1,904	1,985
Total current liabilities	5,666	5,355

Noncurrent liabilities
Long-term debt	7,829	8,024
Pension liabilities	1,530	1,812
Other postretirement benefits liabilities	506	513
Deferred income taxes	881	901
Other noncurrent liabilities	1,020	1,085
Total noncurrent liabilities	11,766	12,335

Shareholders’ equity
Eaton shareholders’ equity	15,210	15,786
Noncontrolling interests	54	53
Total equity	15,264	15,839
Total liabilities and equity	$32,696	$33,529

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31
(In millions)	2015	2014
Operating activities
Net income	$467	$441
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	226	249
Deferred income taxes	14	(24)
Pension and other postretirement benefits expense	76	99
Contributions to pension plans	(223)	(272)
Contributions to other postretirement benefits plans	(9)	(12)
Excess tax benefit from equity-based compensation	—	(20)
Changes in working capital	(372)	(370)
Other - net	(102)	(79)
Net cash provided by operating activities	77	12

Investing activities
Cash paid for acquisitions of businesses, net of cash acquired	(38)	—
Capital expenditures for property, plant and equipment	(105)	(110)
Sales of short-term investments - net	99	431
Proceeds from sale of businesses	—	3
Other - net	(9)	(20)
Net cash (used in) provided by investing activities	(53)	304

Financing activities
Proceeds from borrowings	266	—
Payments on borrowings	(3)	(257)
Cash dividends paid	(251)	(229)
Exercise of employee stock options	33	23
Repurchase of shares	(170)	—
Excess tax benefit from equity-based compensation	—	20
Other - net	(2)	—
Net cash used in financing activities	(127)	(443)

Effect of currency on cash	(15)	(4)
Total decrease in cash	(118)	(131)
Cash at the beginning of the period	781	915
Cash at the end of the period	$663	$784

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
This Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in Eaton’s 2014 Form 10-K. The interim period results are not necessarily indicative of the results to be expected for the full year. Management has evaluated subsequent events through the date this Form 10-Q was filed with the Securities Exchange Commission.
Certain prior year amounts have been reclassified to conform to the current year presentation.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09). This accounting standard supersedes all existing US GAAP revenue recognition guidance. Under ASU 2014-09, a company will recognize revenue when it transfers the control of promised goods or services to customers in an amount that reflects the consideration which the company expects to collect in exchange for those goods or services. ASU 2014-09 will require additional disclosures in the notes to the consolidated financial statements and is effective for annual and interim reporting periods beginning after December 15, 2016. In April 2015, the FASB proposed to defer the effective date of the new standard for one year. If the proposal is approved, then early adoption as of the original effective date would be permitted. Eaton is evaluating the impact of ASU 2014-09 and an estimate of the impact to the consolidated financial statements cannot be made at this time.

Note 2.	ACQUISITION AND SALE OF BUSINESSES
Acquisition of UK Safety Technology Manufacturer Oxalis Group Ltd.
On January 12, 2015, Eaton acquired Oxalis Group Ltd. (Oxalis). Oxalis is a manufacturer of closed-circuit television camera stations, public address and general alarm systems and other electrical products for the hazardous area, marine and industrial communications markets. Oxalis is reported within the Electrical Systems and Services business segment.
Sale of Aerospace Power Distribution Management Solutions and Integrated Cockpit Solutions
On May 9, 2014, Eaton sold the Aerospace Power Distribution Management Solutions and Integrated Cockpit Solutions businesses to Safran for $270, which resulted in a pre-tax gain of $154.

Note 3.	ACQUISITION INTEGRATION CHARGES
Eaton incurs integration charges related to acquired businesses. A summary of these charges follows:

	Three months ended March 31
	2015	2014
Acquisition integration charges
Electrical Products	$6	$29
Electrical Systems and Services	3	26
Hydraulics	1	4
Total business segments	10	59
Corporate	1	7
Total acquisition integration charges before income taxes	$11	$66
Total after income taxes	$7	$44
Per ordinary share - diluted	$0.02	$0.09
Business segment integration charges during the first three months of 2015 and 2014 were related primarily to the integration of Cooper Industries plc (Cooper) to gain efficiencies in selling, marketing, traditional back-office functions and manufacturing and distribution. These charges were included in Cost of products sold or Selling and administrative expense, as appropriate. In Business Segment Information the charges reduced Operating profit of the related business segment. See Note 13 for additional information about business segments.
Corporate integration charges in 2015 and 2014 were related to the acquisition of Cooper. These charges were included in Selling and administrative expense. In Business Segment Information the charges were included in Other corporate expense - net.
The Cooper integration initiatives are expected to continue throughout 2015.

Note 4.	GOODWILL
A summary of goodwill follows:

	Electrical Products	Electrical Systems and Services	Hydraulics	Aerospace	Vehicle	Total
December 31, 2014	$6,940	$4,314	$1,327	$962	$350	$13,893
Additions	—	22	—	—	—	22
Translation adjustments	(206)	(98)	(51)	(6)	(6)	(367)
March 31, 2015	$6,734	$4,238	$1,276	$956	$344	$13,548

Note 5.	RETIREMENT BENEFITS PLANS
The components of retirement benefits expense follow:

	United States pension benefit expense		Non-United States pension benefit expense		Other postretirement benefits expense
	Three months ended March 31
	2015	2014	2015	2014	2015	2014
Service cost	$31	$29	$18	$16	$2	$4
Interest cost	39	40	18	22	6	9
Expected return on plan assets	(66)	(61)	(25)	(25)	(1)	(1)
Amortization	30	23	10	7	—	2
	34	31	21	20	7	14
Settlement loss	14	34	—	—	—	—
Total expense	$48	$65	$21	$20	$7	$14

Note 6.	LEGAL CONTINGENCIES
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
In 2010, a Brazilian court held that a judgment obtained by a Brazilian company, Raysul, against another Brazilian company, Saturnia, which was sold by Eaton in 2006, could be enforced against Eaton Ltda. and Eaton Holding S.à.r.l. This judgment is based on an alleged violation of an agency agreement between Raysul and Saturnia. At March 31, 2015, the Company has a total accrual of 85 Brazilian Reais related to this matter ($26 based on current exchange rates), comprised of 60 Brazilian Reais recognized in the fourth quarter of 2010 ($18 based on current exchange rates) with an additional 25 Brazilian Reais recognized through March 31, 2015 ($8 based on current exchange rates). In 2010, Eaton filed motions for clarification with the Brazilian court of appeals which were denied on April 6, 2011. Eaton filed appeals on various issues to the Superior Court of Justice in Brasilia. In April 2013, the Superior Court of Justice ruled in favor of Raysul. Additional motions for clarification have been filed with the Superior Court of Justice in Brasilia and were denied. On February 2, 2015, a final appeal was filed with the Superior Court of Justice in Brasilia. The Company expects that any sum it may be required to pay in connection with this matter will not exceed the amount of the recorded liability.

Note 7.	INCOME TAXES
The effective income tax rate for the first quarter of 2015 was expense of 8% compared to expense of 3% for the first quarter of 2014. The increase in the effective income tax rate in first quarter of 2015 is primarily due to more income earned in higher tax jurisdictions including the United States.

Note 8.	EQUITY
Eaton has an ordinary share repurchase program (2013 Program) that authorizes the repurchase of 40 million ordinary shares. During the first quarter of 2015, 2.4 million ordinary shares were repurchased under the 2013 Program in the open market at a total cost of $170.
The changes in Shareholders’ equity follow:

	Eaton shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2014	$15,786	$53	$15,839
Net income	466	1	467
Other comprehensive loss	(634)	—	(634)
Cash dividends paid and accrued	(257)	—	(257)
Issuance of shares under equity-based compensation plans - net	19	—	19
Repurchase of shares	(170)	—	(170)
Balance at March 31, 2015	$15,210	$54	$15,264
The changes in Accumulated other comprehensive loss follow:

	Currency translation and related hedging instruments	Pensions and other postretirement benefits	Cash flow hedges	Total
Balance at December 31, 2014	$(1,414)	$(1,485)	$—	$(2,899)
Other comprehensive (loss) income before reclassifications	(720)	51	1	(668)
Amounts reclassified from Accumulated other comprehensive loss	—	35	(1)	34
Net current-period Other comprehensive (loss) income	(720)	86	—	(634)
Balance at March 31, 2015	$(2,134)	$(1,399)	$—	$(3,533)

The reclassifications out of Accumulated other comprehensive loss follow:

	Three months ended March 31, 2015	Consolidated statements of income classification
Amortization of pensions and other postretirement benefits items
Actuarial loss and prior service cost	$(54)	[1]
Tax benefit	19
Total, net of tax	(35)

Gains and (losses) on cash flow hedges
Currency exchange contracts	2	Cost of products sold
Tax expense	(1)
Total, net of tax	1

Total reclassifications for the period	$(34)
1 These components of Accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 5 for additional information about pension and other post retirement benefits items.
Net Income per Ordinary Share
A summary of the calculation of net income per ordinary share attributable to shareholders follows:

	Three months ended March 31
(Shares in millions)	2015	2014
Net income attributable to Eaton ordinary shareholders	$466	$439

Weighted-average number of ordinary shares outstanding - diluted	470.0	478.8
Less dilutive effect of equity-based compensation	2.1	3.0
Weighted-average number of ordinary shares outstanding - basic	467.9	475.8

Net income per ordinary share
Diluted	$0.99	$0.92
Basic	1.00	0.92
For the first quarter 2015 and 2014, 0.9 million and 0.1 million stock options, respectively, were excluded from the calculation of diluted net income per ordinary share because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive.

Note 9.	EQUITY-BASED COMPENSATION

In February 2015, the Compensation and Organization Committee of the Board of Directors approved the grant of performance share units (PSUs) to certain employees that vest based on the satisfaction of a three-year service period and the achievement of certain performance metrics. The maximum number of ordinary shares that may be issued under this grant award is 911,050. The fair value of these PSUs is determined based on the closing market price of the Company’s ordinary shares at the date of grant. Equity-based compensation expense is recognized over the period an employee is required to provide service based on the number of PSUs for which achievement of the performance objectives is probable.

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

A summary of financial instruments recognized at fair value, and the fair value measurements used, follows:

	Total	Level 1	Level 2	Level 3
March 31, 2015
Cash	$663	$663	$—	$—
Short-term investments	139	139	—	—
Net derivative contracts	129	—	129	—
Long-term debt converted to floating interest rates by interest rate swaps - net	(122)	—	(122)	—

December 31, 2014
Cash	$781	$781	$—	$—
Short-term investments	245	245	—	—
Net derivative contracts	70	—	70	—
Long-term debt converted to floating interest rates by interest rate swaps - net	(74)	—	(74)	—
Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities. No financial instruments were recognized using unobservable inputs.
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $9,073 and fair value of $9,679 at March 31, 2015 compared to $9,032 and $9,509, respectively, at December 31, 2014. The fair value of Eaton's debt instruments were estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and are considered a Level 2 fair value measurement.

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
Eaton uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against foreign currency exposure (net investment hedges). Foreign currency denominated debt designated on an after-tax basis as non-derivative net investment hedging instruments was $83 and $84 at March 31, 2015 and December 31, 2014, respectively.
Derivative Financial Statement Impacts
The fair value of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets follows:

	Notional amount	Other current assets	Other noncurrent assets	Other current liabilities	Other noncurrent liabilities	Type of hedge	Term
March 31, 2015
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$3,440	$—	$122	$—	$—	Fair value	2 to 20 years
Currency exchange contracts	412	16	—	8	8	Cash flow	1 to 36 months
Commodity contracts	1	—	—	—	—	Cash flow	1 to 12 months
Total		$16	$122	$8	$8

Derivatives not designated as hedges
Currency exchange contracts	$4,313	$52		$45			1 to 12 months
Total		$52		$45

December 31, 2014
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$3,440	$—	$84	$—	$10	Fair value	2 to 19 years
Currency exchange contracts	432	8	1	5	3	Cash flow	1 to 36 months
Commodity contracts	1	—	—	—	—	Cash flow	1 to 12 months
Total		$8	$85	$5	$13

Derivatives not designated as hedges
Currency exchange contracts	$4,447	$47		$52			1 to 12 months
Total		$47		$52
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

Amounts recognized in Accumulated other comprehensive loss follow:

			Location of gain
	Gain recognized in		reclassified from	Gain reclassified
	other comprehensive		Accumulated other	from Accumulated other
	(loss) income		comprehensive loss	comprehensive loss
	Three months ended March 31			Three months ended March 31
	2015	2014		2015	2014
Derivatives designated as cash flow hedges
Currency exchange contracts	$2	$2	Cost of products sold	$2	$2

Amounts recognized in net income follow:

	Three months ended March 31
	2015	2014
Derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps	$48	$29
Related long-term debt converted to floating interest rates by interest rate swaps	(48)	(29)
	$—	$—
Gains and losses described above were recognized in Interest expense - net.

Note 12.	INVENTORY
The components of inventory follow:

	March 31, 2015	December 31, 2014
Raw materials	$1,088	$924
Work-in-process	295	422
Finished goods	1,161	1,201
Inventory at FIFO	2,544	2,547
Excess of FIFO over LIFO cost	(120)	(119)
Total inventory	$2,424	$2,428

Note 13.	BUSINESS SEGMENT INFORMATION
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance. Eaton’s operating segments are Electrical Products, Electrical Systems and Services, Hydraulics, Aerospace and Vehicle. Operating profit includes the operating profit from intersegment sales. For additional information regarding Eaton’s business segments, see Note 14 to the Consolidated Financial Statements contained in the 2014 Form 10-K.

	Three months ended March 31
	2015	2014
Net sales
Electrical Products	$1,691	$1,726
Electrical Systems and Services	1,448	1,524
Hydraulics	665	782
Aerospace	464	464
Vehicle	955	996
Total net sales	$5,223	$5,492

Segment operating profit
Electrical Products	$260	$250
Electrical Systems and Services	186	169
Hydraulics	66	108
Aerospace	77	62
Vehicle	164	151
Total segment operating profit	753	740

Corporate
Amortization of intangible assets	(102)	(110)
Interest expense - net	(57)	(62)
Pension and other postretirement benefits expense	(28)	(51)
Other corporate expense - net	(61)	(64)
Income before income taxes	505	453
Income tax expense	38	12
Net income	467	441
Less net income for noncontrolling interests	(1)	(2)
Net income attributable to Eaton ordinary shareholders	$466	$439

Note 14.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
On November 20, 2012, Eaton Corporation issued senior notes totaling $4,900 to finance part of the cash portion of the acquisition of Cooper. On November 14, 2013, the senior notes were exchanged for senior notes registered under the Securities Act of 1933 (the Senior Notes). Eaton and certain other of Eaton's 100% owned direct and indirect subsidiaries (the Guarantors) fully and unconditionally guaranteed (subject, in case of the Guarantors, other than Eaton, to customary release provisions as described below), on a joint and several basis, the Senior Notes. The following condensed consolidating financial statements are included so that separate financial statements of Eaton, Eaton Corporation and each of the Guarantors are not required to be filed with the Securities and Exchange Commission. The consolidating adjustments primarily relate to eliminations of investments in subsidiaries and intercompany balances and transactions. The condensed consolidating financial statements present investments in subsidiaries using the equity method of accounting.
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

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2015

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$1,702	$1,696	$3,116	$(1,291)	$5,223

Cost of products sold	—	1,310	1,295	2,277	(1,289)	3,593
Selling and administrative expense	2	377	176	360	—	915
Research and development expense	—	71	45	42	—	158
Interest expense (income) - net	—	54	6	(5)	2	57
Other (income) loss - net	—	(5)	(1)	1	—	(5)
Equity in earnings of subsidiaries, net of tax	(545)	(211)	(713)	(129)	1,598	—
Intercompany expense (income) - net	77	(41)	271	(307)	—	—
Income before income taxes	466	147	617	877	(1,602)	505
Income tax (benefit) expense	—	(22)	21	41	(2)	38
Net income	466	169	596	836	(1,600)	467
Less net income for noncontrolling interests	—	—	—	(1)	—	(1)
Net income attributable to Eaton ordinary shareholders	$466	$169	$596	$835	$(1,600)	$466

Other comprehensive (loss) income	$(634)	$46	$(620)	$(746)	$1,320	$(634)
Total comprehensive (loss) income attributable to Eaton ordinary shareholders	$(168)	$215	$(24)	$89	$(280)	$(168)

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2014

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$1,667	$1,641	$3,291	$(1,107)	$5,492

Cost of products sold	—	1,342	1,218	2,392	(1,094)	3,858
Selling and administrative expense	2	361	200	399	—	962
Research and development expense	—	60	50	52	—	162
Interest expense (income) - net	—	59	7	(6)	2	62
Other expense (income) - net	—	5	3	(13)	—	(5)
Equity in (earnings) loss of subsidiaries, net of tax	(469)	7	(491)	45	908	—
Intercompany expense (income) - net	28	(70)	132	(90)	—	—
Income (loss) before income taxes	439	(97)	522	512	(923)	453
Income tax (benefit) expense	—	(14)	(7)	38	(5)	12
Net income (loss)	439	(83)	529	474	(918)	441
Less net income for noncontrolling interests	—	—	—	(2)	—	(2)
Net income (loss) attributable to Eaton ordinary shareholders	$439	$(83)	$529	$472	$(918)	$439

Other comprehensive income (loss)	$3	$30	$25	$(46)	$(9)	$3
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$442	$(53)	$554	$426	$(927)	$442

CONDENSED CONSOLIDATING BALANCE SHEETS MARCH 31, 2015

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Assets
Current assets
Cash	$7	$36	$257	$363	$—	$663
Short-term investments	—	—	1	138	—	139
Accounts receivable - net	—	557	1,013	2,163	—	3,733
Intercompany accounts receivable	4	557	3,835	3,390	(7,786)	—
Inventory	—	384	668	1,425	(53)	2,424
Deferred income taxes	—	355	134	87	—	576
Prepaid expenses and other current assets	—	122	41	248	(6)	405
Total current assets	11	2,011	5,949	7,814	(7,845)	7,940

Property, plant and equipment - net	—	966	747	1,921	—	3,634

Other noncurrent assets
Goodwill	—	1,355	6,256	5,937	—	13,548
Other intangible assets	—	192	3,764	2,361	—	6,317
Deferred income taxes	—	892	2	145	(819)	220
Investment in subsidiaries	26,508	12,410	57,827	9,184	(105,929)	—
Intercompany loans receivable	—	7,766	2,112	41,301	(51,179)	—
Other assets	—	583	132	322	—	1,037
Total assets	$26,519	$26,175	$76,789	$68,985	$(165,772)	$32,696

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$—	$250	$—	$17	$—	$267
Current portion of long-term debt	—	701	542	1	—	1,244
Accounts payable	—	493	343	1,133	—	1,969
Intercompany accounts payable	59	4,022	2,706	999	(7,786)	—
Accrued compensation	—	32	44	206	—	282
Other current liabilities	7	712	302	907	(24)	1,904
Total current liabilities	66	6,210	3,937	3,263	(7,810)	5,666

Noncurrent liabilities
Long-term debt	—	7,122	687	18	2	7,829
Pension liabilities	—	586	138	806	—	1,530
Other postretirement benefits liabilities	—	280	135	91	—	506
Deferred income taxes	—	14	1,165	521	(819)	881
Intercompany loans payable	11,243	2,768	36,310	858	(51,179)	—
Other noncurrent liabilities	—	420	181	419	—	1,020
Total noncurrent liabilities	11,243	11,190	38,616	2,713	(51,996)	11,766

Shareholders’ equity
Eaton shareholders' equity	15,210	8,775	34,236	62,963	(105,974)	15,210
Noncontrolling interests	—	—	—	46	8	54
Total equity	15,210	8,775	34,236	63,009	(105,966)	15,264
Total liabilities and equity	$26,519	$26,175	$76,789	$68,985	$(165,772)	$32,696

CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2014

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Assets
Current assets
Cash	$1	$173	$13	$594	$—	$781
Short-term investments	—	—	1	244	—	245
Accounts receivable - net	—	500	955	2,212	—	3,667
Intercompany accounts receivable	2	759	3,820	4,101	(8,682)	—
Inventory	—	397	637	1,445	(51)	2,428
Deferred income taxes	—	368	132	93	—	593
Prepaid expenses and other current assets	—	96	39	247	4	386
Total current assets	3	2,293	5,597	8,936	(8,729)	8,100

Property, plant and equipment - net	—	972	756	2,022	—	3,750

Other noncurrent assets
Goodwill	—	1,355	6,256	6,282	—	13,893
Other intangible assets	—	196	3,811	2,549	—	6,556
Deferred income taxes	—	889	10	137	(808)	228
Investment in subsidiaries	26,612	12,179	58,687	9,145	(106,623)	—
Intercompany loans receivable	—	7,542	2,249	40,635	(50,426)	—
Other assets	—	533	141	328	—	1,002
Total assets	$26,615	$25,959	$77,507	$70,034	$(166,586)	$33,529

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$—	$—	$—	$2	$—	$2
Current portion of long-term debt	—	702	304	2	—	1,008
Accounts payable	—	475	340	1,125	—	1,940
Intercompany accounts payable	117	4,125	3,449	991	(8,682)	—
Accrued compensation	—	112	59	249	—	420
Other current liabilities	1	674	340	984	(14)	1,985
Total current liabilities	118	6,088	4,492	3,353	(8,696)	5,355

Noncurrent liabilities
Long-term debt	—	7,079	932	13	—	8,024
Pension liabilities	—	726	183	903	—	1,812
Other postretirement benefits liabilities	—	283	136	94	—	513
Deferred income taxes	—	—	1,160	549	(808)	901
Intercompany loans payable	10,711	2,723	36,162	830	(50,426)	—
Other noncurrent liabilities	—	457	183	445	—	1,085
Total noncurrent liabilities	10,711	11,268	38,756	2,834	(51,234)	12,335

Shareholders’ equity
Eaton shareholders' equity	15,786	8,603	34,259	63,802	(106,664)	15,786
Noncontrolling interests	—	—	—	45	8	53
Total equity	15,786	8,603	34,259	63,847	(106,656)	15,839
Total liabilities and equity	$26,615	$25,959	$77,507	$70,034	$(166,586)	$33,529

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2015

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash (used in) provided by operating activities	$(82)	$(187)	$19	$327	$—	$77

Investing activities
Cash paid for acquisitions of businesses, net of cash acquired	—	—	—	(38)	—	(38)
Capital expenditures for property, plant and equipment	—	(21)	(26)	(58)	—	(105)
Sales of short-term investments - net	—	—	—	99	—	99
Loans to affiliates	—	(154)	—	(3,482)	3,636	—
Repayments of loans from affiliates	—	—	11	2,850	(2,861)	—
Other - net	—	(20)	19	(8)	—	(9)
Net cash (used in) provided by investing activities	—	(195)	4	(637)	775	(53)

Financing activities
Proceeds from borrowings	—	250	—	16	—	266
Payments on borrowings	—	(2)	—	(1)	—	(3)
Proceeds from borrowings from affiliates	500	2,982	153	1	(3,636)	—
Payments on borrowings from affiliates	(24)	(2,826)	—	(11)	2,861	—
Other intercompany financing activities	—	(159)	68	91	—	—
Cash dividends paid	(251)	—	—	—	—	(251)
Exercise of employee stock options	33	—	—	—	—	33
Repurchase of shares	(170)	—	—	—	—	(170)
Other - net	—	—	—	(2)	—	(2)
Net cash provided by (used in) financing activities	88	245	221	94	(775)	(127)

Effect of currency on cash	—	—	—	(15)	—	(15)
Total increase (decrease) in cash	6	(137)	244	(231)	—	(118)
Cash at the beginning of the period	1	173	13	594	—	781
Cash at the end of the period	$7	$36	$257	$363	$—	$663

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2014

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash (used in) provided by operating activities	$(6)	$(440)	$182	$276	$—	$12

Investing activities
Capital expenditures for property, plant and equipment	—	(25)	(29)	(56)	—	(110)
Sales of short-term investments - net	—	—	98	333	—	431
Loans to affiliates	—	(7)	—	(1,056)	1,063	—
Repayments of loans from affiliates	—	171	—	814	(985)	—
Proceeds from sale of business	—	—	—	3	—	3
Other - net	—	(13)	(1)	(6)	—	(20)
Net cash provided by investing activities	—	126	68	32	78	304

Financing activities
Payments on borrowings	—	(251)	—	(6)	—	(257)
Proceeds from borrowings from affiliates	—	946	110	7	(1,063)	—
Payments on borrowings from affiliates	—	(510)	(304)	(171)	985	—
Other intercompany financing activities	217	104	(54)	(267)	—	—
Cash dividends paid	(229)	—	—	—	—	(229)
Exercise of employee stock options	23	—	—	—	—	23
Excess tax benefit from equity-based compensation	—	20	—	—	—	20
Net cash provided by (used in) financing activities	11	309	(248)	(437)	(78)	(443)

Effect of currency on cash	—	—	—	(4)	—	(4)
Total increase (decrease) in cash	5	(5)	2	(133)	—	(131)
Cash at the beginning of the period	3	51	10	851	—	915
Cash at the end of the period	$8	$46	$12	$718	$—	$784

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Amounts are in millions of dollars or shares unless indicated otherwise (per share data assume dilution).

COMPANY OVERVIEW
Eaton Corporation plc (Eaton or the Company) is a power management company with 2014 net sales of $22.6 billion. The Company provides energy-efficient solutions that help its customers effectively manage electrical, hydraulic, and mechanical power more efficiently, safely, and sustainably. Eaton has approximately 102,000 employees in over 60 countries and sells products to customers in more than 175 countries.
Summary of Results of Operations
A summary of Eaton’s Net sales, Net income attributable to Eaton ordinary shareholders, and Net income per ordinary share-diluted follows:

	Three months ended March 31
	2015	2014
Net sales	$5,223	$5,492
Net income attributable to Eaton ordinary shareholders	466	439
Net income per ordinary share - diluted	$0.99	$0.92

RESULTS OF OPERATIONS

Non-GAAP Financial Measures
The following discussion of Consolidated Financial Results and Business Segment Results of Operations includes certain non-GAAP financial measures. These financial measures include operating earnings, operating earnings per ordinary share, and operating profit before acquisition integration charges for each business segment as well as corporate, each of which excludes amounts that differ from the most directly comparable measure calculated in accordance with generally accepted accounting principles (GAAP). A reconciliation of operating earnings and operating earnings per ordinary share to the most directly comparable GAAP measure is included in the table below. Operating profit before acquisition integration charges is reconciled in the discussion of the operating results of each business segment. Management believes that these financial measures are useful to investors because they exclude transactions of an unusual nature, allowing investors to more easily compare Eaton’s financial performance period to period. Management uses this information in monitoring and evaluating the on-going performance of Eaton and each business segment. For additional information on acquisition integration charges, see Note 3 to the Condensed Consolidated Financial Statements.

Consolidated Financial Results

	Three months ended March 31		Increase (decrease)
	2015	2014
Net sales	$5,223	$5,492	(5)%
Gross profit	1,630	1,634	—%
Percent of net sales	31.2%	29.8%
Income before income taxes	505	453	11%
Net income	$467	$441	6%
Less net income for noncontrolling interests	(1)	(2)
Net income attributable to Eaton ordinary shareholders	466	439	6%
Excluding acquisition integration charges (after-tax)	7	44
Operating earnings	$473	$483	(2)%

Net income per ordinary share - diluted	$0.99	$0.92	8%
Excluding per share impact of acquisition integration charges costs (after-tax)	0.02	0.09
Operating earnings per ordinary share	$1.01	$1.01	—%
Net Sales
Net sales in the first quarter of 2015 decreased 5% compared to the first quarter of 2014 due to a decrease of 6% from the impact of currency translation, partially offset by an increase of 1% in organic sales. The increase in organic sales is primarily due to growth in the Company's end markets, particularly in North America.
Gross Profit
The gross profit margin increased from 29.8% in the first quarter of 2014 to 31.2% in the first quarter of 2015. The increase in the gross profit margin in the first quarter of 2015 was primarily due to higher organic sales volumes, as noted above, and actions taken over the last year to realize greater efficiencies.
Income Taxes
The effective income tax rate for the first quarter of 2015 was expense of 8% compared to expense of 3% for the first quarter of 2014. The increase in the effective income tax rate in first quarter of 2015 is primarily due to more income earned in higher tax jurisdictions including the United States.
Operating Earnings
Operating earnings, a non-GAAP measure discussed on page 20, of $473 in the first quarter of 2015 decreased 2% compared to operating earnings of $483 in the first quarter of 2014. Operating earnings per ordinary share of $1.01 in the first quarter of 2015 were flat with the first quarter of 2014, primarily due to the negative impact from lower currency translation and a higher tax rate, offset by lower pension benefits expense and the impact of share repurchases over the last year.
Business Segment Results of Operations
The following is a discussion of Net sales, operating profit and operating margin by business segment, which includes a discussion of operating profit and operating profit margin before acquisition integration charges. For additional information related to acquisition integration charges, see Note 3 to the Condensed Consolidated Financial Statements.

Electrical Products

	Three months ended March 31		Increase (decrease)
	2015	2014
Net sales	$1,691	$1,726	(2)%

Operating profit	$260	$250	4%
Operating margin	15.4%	14.5%

Acquisition integration charges	$6	$29

Before acquisition integration charges
Operating profit	$266	$279	(5)%
Operating margin	15.7%	16.2%
Net sales decreased 2% in the first quarter of 2015 compared to the first quarter of 2014 due to a decrease of 6% from the impact of currency translation, partially offset by an increase in organic sales of 4%. Organic sales growth in the first quarter of 2015 was due to strength in North American markets.
Operating margin before acquisition integration charges decreased from 16.2% in the first quarter of 2014 to 15.7% in the first quarter of 2015. The decrease in operating margin in the first quarter of 2015 was primarily due to unfavorable mix and the impact of exchange on sales to Canada.
Electrical Systems and Services

	Three months ended March 31		Increase (decrease)
	2015	2014
Net sales	$1,448	$1,524	(5)%

Operating profit	$186	$169	10%
Operating margin	12.8%	11.1%

Acquisition integration charges	$3	$26

Before acquisition integration charges
Operating profit	$189	$195	(3)%
Operating margin	13.1%	12.8%
Net sales decreased 5% in the first quarter of 2015 compared to the first quarter of 2014 due to a decrease of 4% from the impact of currency translation and a decrease in organic sales of 1%. The organic sales decline during the first quarter of 2015 was primarily due to a decline in large projects in the Americas.
Operating margin before acquisition integration charges increased from 12.8% in the first quarter of 2014 to 13.1% in the first quarter of 2015. The increase in operating margin in the first quarter of 2015 was primarily due to operational efficiency improvements.

Hydraulics

	Three months ended March 31		Decrease
	2015	2014
Net sales	$665	$782	(15)%

Operating profit	$66	$108	(39)%
Operating margin	9.9%	13.8%

Acquisition integration charges	$1	$4

Before acquisition integration charges
Operating profit	$67	$112	(40)%
Operating margin	10.1%	14.3%
Net sales decreased 15% in the first quarter of 2015 compared to the first quarter of 2014 due to a decrease of organic sales of 9% and a decrease of 6% from the impact of currency translation. The decrease in organic sales in the first quarter of 2015 was primarily due to weakness in the global agricultural equipment market and the China construction equipment market.
Operating margin before acquisition integration charges decreased from 14.3% in the first quarter of 2014 to 10.1% in the first quarter of 2015. The decrease in operating margin in the first quarter of 2015 was primarily due to lower sales volumes, as noted above, unfavorable mix, and the cost of restructuring initiatives.
Aerospace

	Three months ended March 31		Increase
	2015	2014
Net sales	$464	$464	—%

Operating profit	$77	$62	24%
Operating margin	16.6%	13.4%
Net sales in the first quarter of 2015 were the same as the first quarter of 2014, reflecting an increase in organic sales of 8%, offset by a decrease of 5% from the divestiture of Eaton's Aerospace Power Distribution Management Solutions and Integrated Cockpit Solutions businesses in 2014 and a decrease of 3% from the impact of currency translation. The increase in organic sales in the first quarter of 2015 was primarily due to higher after-market sales and continued strength in commercial OEM markets.
Operating margin increased from 13.4% in the first quarter of 2014 to 16.6% in the first quarter of 2015. The increase in operating margin in the first quarter of 2015 was primarily due to higher organic sales volumes, as noted above, and favorable mix.
Vehicle

	Three months ended March 31		Increase (decrease)
	2015	2014
Net sales	$955	$996	(4)%

Operating profit	$164	$151	9%
Operating margin	17.2%	15.2%
Net sales decreased 4% in the first quarter of 2015 compared to the first quarter of 2014 due to a decrease of 8% from the impact of currency translation, partially offset by an increase in organic sales of 4%. The increase in organic sales in the first quarter of 2015 was primarily due to improved demand in the North American truck and automotive markets, partially offset by weakness in South American markets.

Operating margin increased from 15.2% in the first quarter of 2014 to 17.2% in the first quarter of 2015. The increase in operating margin in the first quarter of 2015 was primarily due to higher organic sales, as noted above, and the favorable impact of certain restructuring activities taken in 2014 to generate ongoing efficiencies.
Corporate Expense

	Three months ended March 31		Decrease
	2015	2014
Amortization of intangible assets	102	110	(7)%
Interest expense - net	57	62	(8)%
Pension and other postretirement benefits expense	28	51	(45)%
Other corporate expense - net	61	64	(5)%
Total corporate expense	$248	$287	(14)%
Total Corporate expense decreased 14% from $287 in the first quarter of 2014 to $248 in the first quarter of 2015 primarily due to lower Pension and other postretirement benefits expense related to lower lump sum settlements in the first quarter of 2015. Higher settlement expense in the first quarter of 2014 was related to the expiry of restrictions on lump sum settlements.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Financial Condition and Liquidity
Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk. The Company maintains access to the commercial paper markets through a commercial paper program, which is supported by credit facilities in the aggregate principal amount of $2,000. There were no borrowings outstanding under these revolving credit facilities at March 31, 2015. Over the course of a year, cash, short-term investments and short-term debt may fluctuate in order to manage global liquidity. Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business as well as scheduled payments of long-term debt.
Eaton was in compliance with each of its debt covenants for all periods presented.
Sources and Uses of Cash Flow
Operating Cash Flow
Net cash provided by operating activities was $77 in the first three months of 2015, an increase of $65 compared to $12 in the first three months of 2014. The increase in net cash provided by operating activities was primarily due to a decrease in contributions of $52 in pension and other postretirement benefit plans, which totaled $232 in the first three months of 2015 compared to $284 in 2014.
Investing Cash Flow
Net cash used in investing activities was $53 in the first three months of 2015, a decrease $357 compared to net cash provided by investing activities of $304 in the first three months of 2014. The decline in investing cash flows was primarily the result of a decrease in sales of short-term investments of $332 and an increase in cash paid for acquisitions of businesses of $38 during 2015.
Financing Cash Flow
Net cash used in financing activities was $127 in the first three months of 2015, a decrease of $316 in the use of cash compared to $443 in the first three months of 2014. The lower use of cash was primarily due to an increase in proceeds from borrowings, which totaled $266 in the first three months of 2015 compared to $0 in 2014. In addition, payments on borrowings totaled $3 in the first three months of 2015 compared to $257 in 2014. Financing cash inflows were offset with $170 of share repurchases during the first three months of 2015 compared to $0 in 2014 and dividends increased $22 to $251 in 2015 compared to $229 in 2014.

FORWARD-LOOKING STATEMENTS
This Form 10-Q Report contains forward-looking statements concerning litigation developments, capital expenditures and restructuring charges, amount other matters. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to Eaton, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside Eaton’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for the Company’s business segments; unanticipated downturns in business relationships with customers or their purchases from us; the availability of credit to customers and suppliers; competitive pressures on sales and pricing; unanticipated changes in the cost of material and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; strikes or other labor unrest; the impact of acquisitions and divestitures; unanticipated difficulties integrating acquisitions; new laws and governmental regulations; interest rate changes; tax rate changes or exposure to additional income tax liability; stock market and currency fluctuations; war, civil or political unrest or terrorism; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in exposures to market risk since December 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures - Pursuant to SEC Rule 13a-15, an evaluation was performed under the supervision and with the participation of Eaton’s management, including Alexander M. Cutler - Principal Executive Officer; and Richard H. Fearon - Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, management concluded that Eaton’s disclosure controls and procedures were effective as of March 31, 2015.
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
During the first quarter of 2015, there was no change in Eaton's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
Information regarding the Company's current legal proceedings is presented in Note 6 of the Notes to the Condensed Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS.
“Item 1A. Risk Factors” in Eaton's 2014 Form 10-K includes a discussion of the Company's risk factors. There have been no material changes from the risk factors described in the 2014 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c) Issuer's Purchases of Equity Securities
During the first quarter of 2015, 2.4 million ordinary shares were repurchased in the open market at a total cost of $170 million. These shares were repurchased under the program announced and approved by shareholders on April 24, 2013 and on April 23, 2014, and approved by the Board of Directors on October 22, 2013. A summary of the shares repurchased in the first quarter of 2015 follows:

Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
February	1,890,821	$71.45	1,890,821	28,550,017
March	518,200	$67.52	518,200	28,031,817
Total	2,409,021	$70.60	2,409,021

ITEM 6.	EXHIBITS.
Exhibits — See Exhibit Index attached.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON CORPORATION plc
Registrant

Date:	April 29, 2015	By:	/s/ Richard H. Fearon
Richard H. Fearon
Principal Financial Officer
(On behalf of the registrant and as Principal Financial Officer)

Eaton Corporation plc
First Quarter 2015 Report on Form 10-Q
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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the three months ended March 31, 2015 and 2014, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iii) Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 and (v) Notes to Condensed Consolidated Financial Statements for the three months ended March 31, 2015.