Form 10-Q
period 2015-06-30
Eaton Corp plc
filed 2015-07-29
CIK 1551182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015
Commission file number 000-54863

EATON CORPORATION plc
(Exact name of registrant as specified in its charter)

Ireland	98-1059235
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Eaton House, 30 Pembroke Road, Dublin 4, Ireland	-
(Address of principal executive offices)	(Zip Code)

+1 353 1637 2900
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 467.5 million Ordinary Shares outstanding as of June 30, 2015.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	2
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27
ITEM 4. CONTROLS AND PROCEDURES	27
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	28
ITEM 1A. RISK FACTORS	28
ITEM 6. EXHIBITS	28
SIGNATURES	29
EXHIBIT INDEX	30
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1 FRS 102 NOTIFICATION
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended June 30		Six months ended June 30
(In millions except for per share data)	2015	2014	2015	2014
Net sales	$5,372	$5,767	$10,595	$11,259

Cost of products sold	3,675	4,025	7,268	7,883
Selling and administrative expense	901	984	1,816	1,946
Litigation settlements	—	644	—	644
Research and development expense	158	168	316	330
Interest expense - net	59	55	116	117
Other income - net	(19)	(166)	(24)	(171)
Income before income taxes	598	57	1,103	510
Income tax expense (benefit)	63	(115)	101	(103)
Net income	535	172	1,002	613
Less net income for noncontrolling interests	—	(1)	(1)	(3)
Net income attributable to Eaton ordinary shareholders	$535	$171	$1,001	$610

Net income per ordinary share
Diluted	$1.14	$0.36	$2.13	$1.27
Basic	1.14	0.36	2.14	1.28

Weighted-average number of ordinary shares outstanding
Diluted	469.2	478.5	469.6	478.7
Basic	467.6	475.9	467.7	475.9

Cash dividends declared per ordinary share	$0.55	$0.49	$1.10	$0.98

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended June 30		Six months ended June 30
(In millions)	2015	2014	2015	2014
Net income	$535	$172	$1,002	$613
Less net income for noncontrolling interests	—	(1)	(1)	(3)
Net income attributable to Eaton ordinary shareholders	535	171	1,001	610

Other comprehensive income (loss), net of tax
Currency translation and related hedging instruments	209	58	(511)	11
Pensions and other postretirement benefits	18	23	104	73
Cash flow hedges	3	2	3	2
Other comprehensive income (loss) attributable to Eaton ordinary shareholders	230	83	(404)	86

Total comprehensive income attributable to Eaton ordinary shareholders	$765	$254	$597	$696

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	June 30, 2015	December 31, 2014
Assets
Current assets
Cash	$303	$781
Short-term investments	127	245
Accounts receivable - net	3,840	3,667
Inventory	2,439	2,428
Deferred income taxes	553	593
Prepaid expenses and other current assets	382	386
Total current assets	7,644	8,100

Property, plant and equipment - net	3,680	3,750

Other noncurrent assets
Goodwill	13,698	13,893
Other intangible assets	6,282	6,556
Deferred income taxes	250	228
Other assets	1,025	1,002
Total assets	$32,579	$33,529

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$139	$2
Current portion of long-term debt	842	1,008
Accounts payable	1,931	1,940
Accrued compensation	327	420
Other current liabilities	1,817	1,985
Total current liabilities	5,056	5,355

Noncurrent liabilities
Long-term debt	7,770	8,024
Pension liabilities	1,552	1,812
Other postretirement benefits liabilities	507	513
Deferred income taxes	876	901
Other noncurrent liabilities	1,015	1,085
Total noncurrent liabilities	11,720	12,335

Shareholders’ equity
Eaton shareholders’ equity	15,753	15,786
Noncontrolling interests	50	53
Total equity	15,803	15,839
Total liabilities and equity	$32,579	$33,529

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30
(In millions)	2015	2014
Operating activities
Net income	$1,002	$613
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	460	499
Deferred income taxes	(29)	(256)
Pension and other postretirement benefits expense	158	180
Contributions to pension plans	(258)	(304)
Contributions to other postretirement benefits plans	(16)	(24)
Excess tax benefit from equity-based compensation	—	(20)
Gain on sale of businesses	—	(69)
Changes in working capital	(506)	116
Other - net	(155)	(90)
Net cash provided by operating activities	656	645

Investing activities
Cash paid for acquisitions of businesses, net of cash acquired	(38)	—
Capital expenditures for property, plant and equipment	(246)	(236)
Sales of short-term investments - net	109	162
Proceeds from sale of businesses	1	273
Other - net	(33)	(51)
Net cash (used in) provided by investing activities	(207)	148

Financing activities
Proceeds from borrowings	137	—
Payments on borrowings	(404)	(576)
Cash dividends paid	(514)	(467)
Exercise of employee stock options	46	44
Repurchase of shares	(170)	(99)
Excess tax benefit from equity-based compensation	—	20
Other - net	(7)	—
Net cash used in financing activities	(912)	(1,078)

Effect of currency on cash	(15)	1
Total decrease in cash	(478)	(284)
Cash at the beginning of the period	781	915
Cash at the end of the period	$303	$631

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
This Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in Eaton’s 2014 Form 10-K. The interim period results are not necessarily indicative of the results to be expected for the full year. Management has evaluated subsequent events through the date this Form 10-Q was filed with the Securities and Exchange Commission.
Certain prior year amounts have been reclassified to conform to the current year presentation.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09). This accounting standard supersedes all existing US GAAP revenue recognition guidance. Under ASU 2014-09, a company will recognize revenue when it transfers the control of promised goods or services to customers in an amount that reflects the consideration which the company expects to collect in exchange for those goods or services. ASU 2014-09 will require additional disclosures in the notes to the consolidated financial statements and is effective for annual and interim reporting periods beginning after December 15, 2016. In July 2015, the FASB made a decision to defer the effective date of the new standard for one year and permit early adoption as of the original effective date. Eaton is evaluating the impact of ASU 2014-09 and an estimate of the impact to the consolidated financial statements cannot be made at this time.

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
Sale of Aerospace Power Distribution Management Solutions and Integrated Cockpit Solutions
On May 9, 2014, Eaton sold the Aerospace Power Distribution Management Solutions and Integrated Cockpit Solutions businesses to Safran for $270, which resulted in a pre-tax gain of $156 as of June 30, 2014.

Note 3.	ACQUISITION INTEGRATION CHARGES
Eaton incurs integration charges related to acquired businesses. A summary of these charges follows:

	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
Business segment
Electrical Products	$6	$12	$12	$41
Electrical Systems and Services	4	13	7	39
Hydraulics	1	5	2	9
Total business segments	11	30	21	89
Corporate	1	7	2	14
Total acquisition integration charges before income taxes	$12	$37	$23	$103
Total after income taxes	$8	$23	$15	$67
Per ordinary share - diluted	$0.02	$0.05	$0.03	$0.14
Business segment acquisition integration charges for the three and six months ended June 30, 2015 and 2014 were related primarily to the integration of Cooper Industries plc (Cooper) to gain efficiencies in selling, marketing, traditional back-office functions, manufacturing, and distribution. These charges were included in Cost of products sold or Selling and administrative expense, as appropriate. In Business Segment Information the charges reduced Operating profit of the related business segment. See Note 13 for additional information about business segments.
Corporate acquisition integration charges in 2015 and 2014 were related to the acquisition of Cooper. These charges were included in Selling and administrative expense. In Business Segment Information the charges were included in Other corporate expense - net.
The Cooper integration initiatives are expected to continue throughout 2015.

Note 4. RESTRUCTURING CHARGES
The Company plans to implement certain restructuring activities in an effort to gain efficiencies in all business segments. These restructuring activities are anticipated to be $145, comprised primarily of severance costs, with $120 to occur in the second half of 2015 and $25 in 2016.

Note 5. GOODWILL
A summary of goodwill follows:

	Electrical Products	Electrical Systems and Services	Hydraulics	Aerospace	Vehicle	Total
December 31, 2014	$6,940	$4,314	$1,327	$962	$350	$13,893
Additions	—	22	—	—	—	22
Reclassifications	(106)	106	—	—	—	—
Translation	(106)	(66)	(42)	1	(4)	(217)
June 30, 2015	$6,728	$4,376	$1,285	$963	$346	$13,698

Note 6. RETIREMENT BENEFITS PLANS
The components of retirement benefits expense follow:

	United States pension benefit expense		Non-United States pension benefit expense		Other postretirement benefits expense
	Three months ended June 30
	2015	2014	2015	2014	2015	2014
Service cost	$30	$29	$19	$17	$1	$5
Interest cost	39	41	18	22	6	10
Expected return on plan assets	(65)	(62)	(25)	(25)	(1)	(2)
Amortization	30	23	10	7	1	2
	34	31	22	21	7	15
Settlements	19	14	—	—	—	—
Total expense	$53	$45	$22	$21	$7	$15

	United States pension benefit expense		Non-United States pension benefit expense		Other postretirement benefits expense
	Six months ended June 30
	2015	2014	2015	2014	2015	2014
Service cost	$61	$58	$37	$33	$3	$9
Interest cost	78	81	36	44	12	19
Expected return on plan assets	(131)	(123)	(50)	(50)	(2)	(3)
Amortization	60	46	20	14	1	4
	68	62	43	41	14	29
Settlements	33	48	—	—	—	—
Total expense	$101	$110	$43	$41	$14	$29

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
In 2010, a Brazilian court held that a judgment obtained by a Brazilian company, Raysul, against another Brazilian company, Saturnia, which was sold by Eaton in 2006, could be enforced against Eaton Ltda. and Eaton Holding S.à.r.l. This judgment is based on an alleged violation of an agency agreement between Raysul and Saturnia. At June 30, 2015, the Company has a total accrual of 88 Brazilian Reais related to this matter ($28 based on current exchange rates), comprised of 60 Brazilian Reais recognized in the fourth quarter of 2010 ($19 based on current exchange rates) with an additional 28 Brazilian Reais recognized through June 30, 2015 ($9 based on current exchange rates). In 2010, Eaton filed motions for clarification with the Brazilian court of appeals which were denied on April 6, 2011. Eaton filed appeals on various issues to the Superior Court of Justice in Brasilia. In April 2013, the Superior Court of Justice ruled in favor of Raysul. Additional motions for clarification have been filed with the Superior Court of Justice in Brasilia and were denied. On February 2, 2015, a final appeal was filed with the Superior Court of Justice in Brasilia. The Company expects that any sum it may be required to pay in connection with this matter will not exceed the amount of the recorded liability.
On October 5, 2006, ZF Meritor LLC and Meritor Transmission Corporation (collectively, Meritor) filed an action against Eaton in the United States District Court of Delaware. The action sought damages, which would have been trebled under United States antitrust laws, as well as injunctive relief and costs. The suit alleged that Eaton engaged in anti-competitive conduct against Meritor in the sale of heavy-duty truck transmissions in North America. On June 23, 2014, Eaton announced it signed a settlement agreement with Meritor in the amount of $500 that resolved the lawsuit and removed the uncertainty of a trial and appeal process. On July 16, 2014, Eaton paid Meritor the $500.

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

Note 8. INCOME TAXES
The effective income tax rate for the second quarter and first six months of 2015 was expense of 11% and 9%, respectively, compared to a benefit of 203% and 20% for the second quarter and first six months of 2014, respectively. Excluding the litigation settlements and related legal costs, as well as the gain on the sale of Eaton's Aerospace businesses, which represents a total pre-tax expense of $494 and occurred in the second quarter of 2014, the effective income tax rate was expense of 8% and 6% for the second quarter and first six months of 2014, respectively. See Note 7 and Note 2 for additional information about legal contingencies and the sale of businesses, respectively.
The increase in the effective tax rate in the second quarter and first six months of 2015 is primarily due to more income earned in higher tax jurisdictions, including the United States.

Note 9. EQUITY
Eaton has an ordinary share repurchase program (2013 Program) that authorizes the repurchase of 40 million ordinary shares. During the first quarter of 2015, 2.4 million ordinary shares were repurchased under the 2013 Program in the open market at a total cost of $170. No ordinary shares were repurchased during the second quarter of 2015. During the first six months and second quarter of 2014, 1.4 million ordinary shares were repurchased under the 2013 Program in the open market at a total cost of $99.
The changes in Shareholders’ equity follow:

	Eaton shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2014	$15,786	$53	$15,839
Net income	1,001	1	1,002
Other comprehensive loss	(404)	—	(404)
Cash dividends paid and accrued	(514)	(4)	(518)
Issuance of shares under equity-based compensation plans - net	54	—	54
Repurchase of shares	(170)	—	(170)
Balance at June 30, 2015	$15,753	$50	$15,803
The changes in Accumulated other comprehensive loss follow:

	Currency translation and related hedging instruments	Pensions and other postretirement benefits	Cash flow hedges	Total
Balance at December 31, 2014	$(1,414)	$(1,485)	$—	$(2,899)
Other comprehensive (loss) income before reclassifications	(511)	30	7	(474)
Amounts reclassified from Accumulated other comprehensive loss	—	74	(4)	70
Net current-period Other comprehensive (loss) income	(511)	104	3	(404)
Balance at June 30, 2015	$(1,925)	$(1,381)	$3	$(3,303)
The reclassifications out of Accumulated other comprehensive loss follow:

	Six months ended June 30, 2015		Consolidated statements of income classification
Amortization of pensions and other postretirement benefits items
Actuarial loss and prior service cost	$(114)	[1]
Tax benefit	40
Total, net of tax	(74)

Gains and (losses) on cash flow hedges
Currency exchange contracts	6		Cost of products sold
Tax expense	(2)
Total, net of tax	4

Total reclassifications for the period	$(70)
1 These components of Accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 6 for additional information about pension and other post retirement benefits items.

Net Income per Ordinary Share
A summary of the calculation of net income per ordinary share attributable to shareholders follows:

	Three months ended June 30		Six months ended June 30
(Shares in millions)	2015	2014	2015	2014
Net income attributable to Eaton ordinary shareholders	$535	$171	$1,001	$610

Weighted-average number of ordinary shares outstanding - diluted	469.2	478.5	469.6	478.7
Less dilutive effect of equity-based compensation	1.6	2.6	1.9	2.8
Weighted-average number of ordinary shares outstanding - basic	467.6	475.9	467.7	475.9

Net income per ordinary share
Diluted	$1.14	$0.36	$2.13	$1.27
Basic	1.14	0.36	2.14	1.28
For the second quarter and first six months of 2015, 1.3 million and 1.1 million stock options, respectively, were excluded from the calculation of diluted net income per ordinary share because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive. For the second quarter and first six months of 2014, 0.5 million and 0.3 million stock options, respectively, were excluded from the calculation of diluted net income per ordinary share because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive.

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
A summary of financial instruments recognized at fair value, and the fair value measurements used, follows:

	Total	Level 1	Level 2	Level 3
June 30, 2015
Cash	$303	$303	$—	$—
Short-term investments	127	127	—	—
Net derivative contracts	73	—	73	—
Long-term debt converted to floating interest rates by interest rate swaps - net	(71)	—	(71)	—

December 31, 2014
Cash	$781	$781	$—	$—
Short-term investments	245	245	—	—
Net derivative contracts	70	—	70	—
Long-term debt converted to floating interest rates by interest rate swaps - net	(74)	—	(74)	—
Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities. No financial instruments were measured using unobservable inputs.
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $8,612 and fair value of $8,879 at June 30, 2015 compared to $9,032 and $9,509, respectively, at December 31, 2014. The fair value of Eaton's debt instruments were estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and are considered a Level 2 fair value measurement.

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
Eaton uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against foreign currency exposure (net investment hedges). Foreign currency denominated debt designated on an after-tax basis as non-derivative net investment hedging instruments was $82 at June 30, 2015 and $84 at December 31, 2014.
Derivative Financial Statement Impacts
The fair value of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets follows:

	Notional amount	Other current assets	Other noncurrent assets	Other current liabilities	Other noncurrent liabilities	Type of hedge	Term
June 30, 2015
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$3,440	$—	$81	$—	$10	Fair value	2 to 19 years
Currency exchange contracts	533	10	1	4	2	Cash flow	1 to 36 months
Commodity contracts	1	—	—	—	—	Cash flow	1 to 12 months
Total		$10	$82	$4	$12

Derivatives not designated as hedges
Currency exchange contracts	$3,975	$25		$28			1 to 12 months
Total		$25		$28

December 31, 2014
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$3,440	$—	$84	$—	$10	Fair value	2 to 19 years
Currency exchange contracts	432	8	1	5	3	Cash flow	1 to 36 months
Commodity contracts	1	—	—	—	—	Cash flow	1 to 12 months
Total		$8	$85	$5	$13

Derivatives not designated as hedges
Currency exchange contracts	$4,447	$47		$52			1 to 12 months
Total		$47		$52
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

Amounts recognized in Accumulated other comprehensive loss follow:

	Gain (loss) recognized in other comprehensive (loss) income		Location of gain reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	Three months ended June 30			Three months ended June 30
	2015	2014		2015	2014
Derivatives designated as cash flow hedges
Floating-to-fixed interest rate swaps	$—	$—	Interest expense - net	$—	$(1)
Currency exchange contracts	8	3	Cost of products sold	4	2
Total	$8	$3		$4	$1

	Gain (loss) recognized in other comprehensive (loss) income		Location of gain reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	Six months ended June 30			Six months ended June 30
	2015	2014		2015	2014
Derivatives designated as cash flow hedges
Floating-to-fixed interest rate swaps	$—	$—	Interest expense - net	$—	$(1)
Currency exchange contracts	10	5	Cost of products sold	6	4
Total	$10	$5		$6	$3
Amounts recognized in net income follow:

	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
Derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps	$(51)	$44	$(3)	$73
Related long-term debt converted to floating interest rates by interest rate swaps	51	(44)	3	(73)
	$—	$—	$—	$—
Gains and losses described above were recognized in Interest expense - net.

Note 12. INVENTORY
The components of inventory follow:

	June 30, 2015	December 31, 2014
Raw materials	$1,130	$924
Work-in-process	279	422
Finished goods	1,152	1,201
Inventory at FIFO	2,561	2,547
Excess of FIFO over LIFO cost	(122)	(119)
Total inventory	$2,439	$2,428

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

	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
Net sales
Electrical Products	$1,784	$1,832	$3,475	$3,558
Electrical Systems and Services	1,502	1,628	2,950	3,152
Hydraulics	643	787	1,308	1,569
Aerospace	454	486	918	950
Vehicle	989	1,034	1,944	2,030
Total net sales	$5,372	$5,767	$10,595	$11,259

Segment operating profit
Electrical Products	$276	$300	$536	$550
Electrical Systems and Services	223	194	409	363
Hydraulics	74	94	140	202
Aerospace	77	69	154	131
Vehicle	190	155	354	306
Total segment operating profit	840	812	1,593	1,552

Corporate
Litigation settlements	—	(644)	—	(644)
Amortization of intangible assets	(102)	(109)	(204)	(219)
Interest expense - net	(59)	(55)	(116)	(117)
Pension and other postretirement benefits expense	(33)	(32)	(61)	(83)
Other corporate (expense) benefit - net	(48)	85	(109)	21
Income before income taxes	598	57	1,103	510
Income tax expense (benefit)	63	(115)	101	(103)
Net income	535	172	1,002	613
Less net income for noncontrolling interests	—	(1)	(1)	(3)
Net income attributable to Eaton ordinary shareholders	$535	$171	$1,001	$610

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

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2015
	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$1,806	$1,705	$3,248	$(1,387)	$5,372

Cost of products sold	—	1,433	1,273	2,322	(1,353)	3,675
Selling and administrative expense	2	368	172	359	—	901
Research and development expense	—	66	49	43	—	158
Interest expense (income) - net	—	58	5	(2)	(2)	59
Other expense (income) - net	—	11	(7)	(23)	—	(19)
Equity in earnings of subsidiaries, net of tax	(619)	(62)	(805)	(129)	1,615	—
Intercompany expense (income) - net	82	(267)	481	(296)	—	—
Income before income taxes	535	199	537	974	(1,647)	598
Income tax expense (benefit)	—	41	(38)	75	(15)	63
Net income	535	158	575	899	(1,632)	535
Less net income for noncontrolling interests	—	—	—	(1)	1	—
Net income attributable to Eaton ordinary shareholders	$535	$158	$575	$898	$(1,631)	$535

Other comprehensive income	$230	$16	$234	$282	$(532)	$230
Total comprehensive income attributable to Eaton ordinary shareholders	$765	$174	$809	$1,180	$(2,163)	$765

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2014
	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$1,750	$1,779	$3,354	$(1,116)	$5,767

Cost of products sold	—	1,378	1,288	2,473	(1,114)	4,025
Selling and administrative expense	(2)	370	193	423	—	984
Litigation settlements	—	644	—	—	—	644
Research and development expense	—	62	52	54	—	168
Interest expense (income) - net	—	55	6	(8)	2	55
Other income - net	—	(50)	(95)	(21)	—	(166)
Equity in (earnings) loss of subsidiaries, net of tax	(231)	(194)	(256)	214	467	—
Intercompany expense (income) - net	62	(47)	146	(161)	—	—
Income (loss) before income taxes	171	(468)	445	380	(471)	57
Income tax (benefit) expense	—	(255)	78	63	(1)	(115)
Net income (loss)	171	(213)	367	317	(470)	172
Less net income for noncontrolling interests	—	—	—	(1)	—	(1)
Net income (loss) attributable to Eaton ordinary shareholders	$171	$(213)	$367	$316	$(470)	$171

Other comprehensive income	$83	$37	$90	$116	$(243)	$83
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$254	$(176)	$457	$432	$(713)	$254
CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2015

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$3,508	$3,401	$6,364	$(2,678)	$10,595

Cost of products sold	—	2,743	2,568	4,599	(2,642)	7,268
Selling and administrative expense	4	745	348	719	—	1,816
Research and development expense	—	137	94	85	—	316
Interest expense (income) - net	—	112	11	(7)	—	116
Other expense (income) - net	—	6	(8)	(22)	—	(24)
Equity in earnings of subsidiaries, net of tax	(1,164)	(273)	(1,518)	(258)	3,213	—
Intercompany expense (income) - net	159	(308)	752	(603)	—	—
Income before income taxes	1,001	346	1,154	1,851	(3,249)	1,103
Income tax expense (benefit)	—	19	(17)	116	(17)	101
Net income	1,001	327	1,171	1,735	(3,232)	1,002
Less net income for noncontrolling interests	—	—	—	(2)	1	(1)
Net income attributable to Eaton ordinary shareholders	$1,001	$327	$1,171	$1,733	$(3,231)	$1,001

Other comprehensive (loss) income	$(404)	$62	$(386)	$(464)	$788	$(404)
Total comprehensive income attributable to Eaton ordinary shareholders	$597	$389	$785	$1,269	$(2,443)	$597

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2014

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$3,417	$3,420	$6,645	$(2,223)	$11,259

Cost of products sold	—	2,720	2,506	4,865	(2,208)	7,883
Selling and administrative expense	—	731	393	822	—	1,946
Litigation settlements	—	644	—	—	—	644
Research and development expense	—	122	102	106	—	330
Interest expense (income) - net	—	114	13	(14)	4	117
Other income- net	—	(45)	(92)	(34)	—	(171)
Equity in (earnings) loss of subsidiaries, net of tax	(700)	(187)	(747)	259	1,375	—
Intercompany expense (income) - net	90	(117)	278	(251)	—	—
Income (loss) before income taxes	610	(565)	967	892	(1,394)	510
Income tax (benefit) expense	—	(269)	71	101	(6)	(103)
Net income (loss)	610	(296)	896	791	(1,388)	613
Less net income for noncontrolling interests	—	—	—	(3)	—	(3)
Net income (loss) attributable to Eaton ordinary shareholders	$610	$(296)	$896	$788	$(1,388)	$610

Other comprehensive income	$86	$67	$115	$70	$(252)	$86
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$696	$(229)	$1,011	$858	$(1,640)	$696

CONDENSED CONSOLIDATING BALANCE SHEETS JUNE 30, 2015

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Assets
Current assets
Cash	$—	$14	$8	$281	$—	$303
Short-term investments	—	—	1	126	—	127
Accounts receivable - net	—	549	1,075	2,216	—	3,840
Intercompany accounts receivable	2	816	3,751	3,063	(7,632)	—
Inventory	—	356	691	1,479	(87)	2,439
Deferred income taxes	—	348	128	77	—	553
Prepaid expenses and other current assets	—	108	43	212	19	382
Total current assets	2	2,191	5,697	7,454	(7,700)	7,644

Property, plant and equipment - net	—	950	752	1,978	—	3,680

Other noncurrent assets
Goodwill	—	1,355	6,256	6,087	—	13,698
Other intangible assets	—	189	3,717	2,376	—	6,282
Deferred income taxes	—	873	5	162	(790)	250
Investment in subsidiaries	28,861	12,461	58,835	9,831	(109,988)	—
Intercompany loans receivable	—	7,656	1,430	42,492	(51,578)	—
Other assets	—	559	132	334	—	1,025
Total assets	$28,863	$26,234	$76,824	$70,714	$(170,056)	$32,579

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$—	$125	$—	$14	$—	$139
Current portion of long-term debt	—	601	241	—	—	842
Accounts payable	—	468	325	1,138	—	1,931
Intercompany accounts payable	84	4,023	2,429	1,096	(7,632)	—
Accrued compensation	—	58	44	225	—	327
Other current liabilities	—	605	312	911	(11)	1,817
Total current liabilities	84	5,880	3,351	3,384	(7,643)	5,056

Noncurrent liabilities
Long-term debt	—	7,069	683	18	—	7,770
Pension liabilities	—	587	140	825	—	1,552
Other postretirement benefits liabilities	—	280	136	91	—	507
Deferred income taxes	—	14	1,105	547	(790)	876
Intercompany loans payable	13,026	1,801	35,774	977	(51,578)	—
Other noncurrent liabilities	—	424	172	419	—	1,015
Total noncurrent liabilities	13,026	10,175	38,010	2,877	(52,368)	11,720

Shareholders’ equity
Eaton shareholders' equity	15,753	10,179	35,463	64,410	(110,052)	15,753
Noncontrolling interests	—	—	—	43	7	50
Total equity	15,753	10,179	35,463	64,453	(110,045)	15,803
Total liabilities and equity	$28,863	$26,234	$76,824	$70,714	$(170,056)	$32,579

CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2014

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Assets
Current assets
Cash	$1	$173	$13	$594	$—	$781
Short-term investments	—	—	1	244	—	245
Accounts receivable - net	—	500	955	2,212	—	3,667
Intercompany accounts receivable	2	759	3,820	4,101	(8,682)	—
Inventory	—	397	637	1,445	(51)	2,428
Deferred income taxes	—	368	132	93	—	593
Prepaid expenses and other current assets	—	96	39	247	4	386
Total current assets	3	2,293	5,597	8,936	(8,729)	8,100

Property, plant and equipment - net	—	972	756	2,022	—	3,750

Other noncurrent assets
Goodwill	—	1,355	6,256	6,282	—	13,893
Other intangible assets	—	196	3,811	2,549	—	6,556
Deferred income taxes	—	889	10	137	(808)	228
Investment in subsidiaries	26,612	12,179	58,687	9,145	(106,623)	—
Intercompany loans receivable	—	7,542	2,249	40,635	(50,426)	—
Other assets	—	533	141	328	—	1,002
Total assets	$26,615	$25,959	$77,507	$70,034	$(166,586)	$33,529

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$—	$—	$—	$2	$—	$2
Current portion of long-term debt	—	702	304	2	—	1,008
Accounts payable	—	475	340	1,125	—	1,940
Intercompany accounts payable	117	4,125	3,449	991	(8,682)	—
Accrued compensation	—	112	59	249	—	420
Other current liabilities	1	674	340	984	(14)	1,985
Total current liabilities	118	6,088	4,492	3,353	(8,696)	5,355

Noncurrent liabilities
Long-term debt	—	7,079	932	13	—	8,024
Pension liabilities	—	726	183	903	—	1,812
Other postretirement benefits liabilities	—	283	136	94	—	513
Deferred income taxes	—	—	1,160	549	(808)	901
Intercompany loans payable	10,711	2,723	36,162	830	(50,426)	—
Other noncurrent liabilities	—	457	183	445	—	1,085
Total noncurrent liabilities	10,711	11,268	38,756	2,834	(51,234)	12,335

Shareholders’ equity
Eaton shareholders' equity	15,786	8,603	34,259	63,802	(106,664)	15,786
Noncontrolling interests	—	—	—	45	8	53
Total equity	15,786	8,603	34,259	63,847	(106,656)	15,839
Total liabilities and equity	$26,615	$25,959	$77,507	$70,034	$(166,586)	$33,529

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2015

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash (used in) provided by operating activities	$(84)	$(272)	$95	$917	$—	$656

Investing activities
Cash paid for acquisitions of businesses, net of cash acquired	—	—	—	(38)	—	(38)
Capital expenditures for property, plant and equipment	—	(47)	(63)	(136)	—	(246)
Sales of short-term investments - net	—	—	—	109	—	109
Investments in affiliates	(1,482)	—	(1,176)	(1,482)	4,140	—
Loans to affiliates	—	(307)	(39)	(6,027)	6,373	—
Repayments of loans from affiliates	—	306	11	4,720	(5,037)	—
Proceeds from sale of business	—	—	—	1	—	1
Other - net	—	(31)	28	(30)	—	(33)
Net cash used in investing activities	(1,482)	(79)	(1,239)	(2,883)	5,476	(207)

Financing activities
Proceeds from borrowings	—	125	—	12	—	137
Payments on borrowings	—	(101)	(301)	(2)	—	(404)
Proceeds from borrowings from affiliates	2,242	3,775	314	42	(6,373)	—
Payments on borrowings from affiliates	(39)	(3,824)	(1,160)	(14)	5,037	—
Capital contributions from affiliates	—	1,176	1,482	1,482	(4,140)	—
Other intercompany financing activities	—	(959)	804	155	—	—
Cash dividends paid	(514)	—	—	—	—	(514)
Exercise of employee stock options	46	—	—	—	—	46
Repurchase of shares	(170)	—	—	—	—	(170)
Other - net	—	—	—	(7)	—	(7)
Net cash provided by (used in) financing activities	1,565	192	1,139	1,668	(5,476)	(912)

Effect of currency on cash	—	—	—	(15)	—	(15)
Total decrease in cash	(1)	(159)	(5)	(313)	—	(478)
Cash at the beginning of the period	1	173	13	594	—	781
Cash at the end of the period	$—	$14	$8	$281	$—	$303

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2014

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash provided by (used in) operating activities	$8	$(229)	$7	$859	$—	$645

Investing activities
Capital expenditures for property, plant and equipment	—	(51)	(61)	(124)	—	(236)
(Purchases) sales of short-term investments - net	—	—	(155)	317	—	162
Loans to affiliates	—	(151)	—	(3,191)	3,342	—
Repayments of loans from affiliates	—	176	187	2,454	(2,817)	—
Proceeds from sale of businesses	—	93	175	5	—	273
Other - net	—	(26)	5	(30)	—	(51)
Net cash provided by (used in) investing activities	—	41	151	(569)	525	148

Financing activities
Payments on borrowings	—	(551)	(1)	(24)	—	(576)
Proceeds from borrowings from affiliates	327	2,754	254	7	(3,342)	—
Payments on borrowings from affiliates	(15)	(2,125)	(320)	(357)	2,817	—
Other intercompany financing activities	219	84	(81)	(222)	—	—
Cash dividends paid	(467)	—	—	—	—	(467)
Exercise of employee stock options	44	—	—	—	—	44
Repurchase of shares	(99)	—	—	—	—	(99)
Excess tax benefit from equity-based compensation	—	20	—	—	—	20
Net cash provided by (used in) financing activities	9	182	(148)	(596)	(525)	(1,078)

Effect of currency on cash	—	—	—	1	—	1
Total increase (decrease) in cash	17	(6)	10	(305)	—	(284)
Cash at the beginning of the period	3	51	10	851	—	915
Cash at the end of the period	$20	$45	$20	$546	$—	$631

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Summary of Results of Operations
A summary of Eaton’s Net sales, Net income attributable to Eaton ordinary shareholders, and Net income per ordinary share-diluted follows:

	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
Net sales	$5,372	$5,767	$10,595	$11,259
Net income attributable to Eaton ordinary shareholders	535	171	1,001	610
Net income per ordinary share - diluted	$1.14	$0.36	$2.13	$1.27
During the second quarter of 2014, the Company's results of operations were impacted by the litigation settlements, partially offset by the gain on the divestiture of Eaton's Aerospace Power Distribution Management Solutions and Integrated Cockpit Solutions businesses. Additional information on the litigation settlements and sale of businesses is presented in Note 7 and Note 2, respectively, to the Condensed Consolidated Financial Statements.

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

Consolidated Financial Results

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
	2015	2014		2015	2014
Net sales	$5,372	$5,767	(7)%	$10,595	$11,259	(6)%
Gross profit	1,697	1,742	(3)%	3,327	3,376	(1)%
Percent of net sales	31.6%	30.2%		31.4%	30.0%
Income before income taxes	598	57	949%	1,103	510	116%
Net income	$535	$172	211%	$1,002	$613	63%
Less net income for noncontrolling interests	—	(1)		(1)	(3)
Net income attributable to Eaton ordinary shareholders	535	171	213%	1,001	610	64%
Excluding acquisition integration charges (after-tax)	8	23		15	67
Operating earnings	$543	$194	180%	$1,016	$677	50%

Net income per ordinary share - diluted	$1.14	$0.36	217%	$2.13	$1.27	68%
Excluding per share impact of acquisition integration charges costs (after-tax)	0.02	0.05		0.03	0.14
Operating earnings per ordinary share	$1.16	$0.41	183%	$2.16	$1.41	53%
Net Sales
Net sales decreased in the second quarter and first six months of 2015 compared to the second quarter and first six months of 2014 due to a decrease of 6% from the impact of currency translation. Organic sales declined 1% during the second quarter of 2015 compared to the second quarter of 2014. The decrease in organic sales is primarily due to weakening demand in several of the Company's end markets.
Gross Profit
Gross profit margin increased from 30.2% in the second quarter of 2014 to 31.6% in the second quarter of 2015. Gross profit margin during the first six months increased from 30.0% in 2014 to 31.4% in 2015. The increase in the gross profit margin in the second quarter and first six months of 2015 was primarily due to actions taken over the past year to realize greater efficiencies and the beneficial impact of new product introductions.
Income Taxes
The effective income tax rate for the second quarter and first six months of 2015 was expense of 11% and 9%, respectively. The effective income tax rate for the second quarter and first six months of 2014 was a benefit of 203% and 20%, respectively. Excluding the litigation settlements and related legal costs, as well as the gain on the sale of Eaton's Aerospace Power Distribution Management Solutions and Integrated Cockpit Solutions businesses, which represents a total pre-tax expense of $494 and occurred in the second quarter of 2014, the effective income tax rate was expense of 8% and 6% for the second quarter and first six months of 2014, respectively. See Note 7 and Note 2 for additional information about legal contingencies and the sale of businesses, respectively. The increase in the effective tax rate in the second quarter and first six months of 2015 is primarily due to more income earned in higher tax jurisdictions including the United States.
Operating Earnings
Operating earnings, a non-GAAP measure discussed on page 22, of $543 in the second quarter of 2015 increased 180% compared to Operating earnings of $194 in the second of 2014. Operating earnings for the first six months of 2015 were $1,016, an increase of 50% compared to Operating earnings of $677 in the first six months of 2014. The increase in Operating earnings in the second quarter and first six months of 2015 was primarily due to lower income in the second quarter of 2014 as a result of the litigation settlements, which was partially offset by the gain on the sale of the Aerospace businesses. Excluding litigation settlements and gain on sale, operating earnings improved due to higher segment operating margins and lower corporate costs, offset by the impact of currency translation and a higher effective tax rate.
Operating earnings per ordinary share increased to $1.16 in the second quarter of 2015 compared to $0.41 in the second quarter of 2014. Operating earnings per ordinary share increased to $2.16 in the first six months of 2015 compared to $1.41 in the first six months of 2014. The increase in Operating earnings per ordinary share is due to higher Operating earnings and the impact of the Company's share repurchases over the last year.

Business Segment Results of Operations
The following is a discussion of Net sales, operating profit and operating margin by business segment, which includes a discussion of operating profit and operating profit margin before acquisition integration charges. For additional information related to acquisition integration charges, see Note 3 to the Condensed Consolidated Financial Statements.
Electrical Products

	Three months ended June 30		Decrease	Six months ended June 30		Decrease
	2015	2014		2015	2014
Net sales	$1,784	$1,832	(3)%	$3,475	$3,558	(2)%

Operating profit	$276	$300	(8)%	$536	$550	(3)%
Operating margin	15.5%	16.4%		15.4%	15.5%

Acquisition integration charges	$6	$12		$12	$41

Before acquisition integration charges
Operating profit	$282	$312	(10)%	$548	$591	(7)%
Operating margin	15.8%	17.0%		15.8%	16.6%
Net sales decreased 3% in the second quarter of 2015 compared to the second quarter of 2014 due to a decrease of 6% from the impact of currency translation, partially offset by an increase in organic sales of 3%. Net sales decreased 2% in the first six months of 2015 due to a decrease of 5% from the impact of currency translation, partially offset by an increase in organic sales of 3%. Organic sales growth in the second quarter and first six months of 2015 was due to strength in the Americas region.
Operating margin before acquisition integration charges decreased from 17.0% in the second quarter of 2014 to 15.8% in the second quarter of 2015. Operating margin before acquisition integration charges decreased from 16.6% in the first six months of 2014 to 15.8% in the first six months of 2015. The decrease in operating margin during 2015 was primarily due to unfavorable mix and the impact of exchange on sales to Canada.
Electrical Systems and Services

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
	2015	2014		2015	2014
Net sales	$1,502	$1,628	(8)%	$2,950	$3,152	(6)%

Operating profit	$223	$194	15%	$409	$363	13%
Operating margin	14.8%	11.9%		13.9%	11.5%

Acquisition integration charges	$4	$13		$7	$39

Before acquisition integration charges
Operating profit	$227	$207	10%	$416	$402	3%
Operating margin	15.1%	12.7%		14.1%	12.8%
Net sales decreased 8% in the second quarter of 2015 compared to the second quarter of 2014 due to a decrease of 4% from the impact of currency translation and a decrease in organic sales of 4%. Net sales decreased 6% in the first six months of 2015 compared to 2014 due to a decrease of 4% from the impact of currency translation and a decrease in organic sales of 2%. The organic sales decline during the second quarter of 2015 was primarily due to weakness in global oil and gas and other industrial markets.
Operating margin before acquisition integration charges increased from 12.7% in the second quarter of 2014 to 15.1% in the second quarter of 2015. Operating margin before integration charges increased from 12.8% in the first six months of 2014 to 14.1% in 2015. The increase in operating margin in the second and first six months of 2015 was primarily due to operational efficiency improvements.

Hydraulics

	Three months ended June 30		Decrease	Six months ended June 30		Decrease
	2015	2014		2015	2014
Net sales	$643	$787	(18)%	$1,308	$1,569	(17)%

Operating profit	$74	$94	(21)%	$140	$202	(31)%
Operating margin	11.5%	11.9%		10.7%	12.9%

Acquisition integration charges	$1	$5		$2	$9

Before acquisition integration charges
Operating profit	$75	$99	(24)%	$142	$211	(33)%
Operating margin	11.7%	12.6%		10.9%	13.4%
Net sales decreased 18% in the second quarter of 2015 compared to the second quarter of 2014 due to a decrease of organic sales of 11% and a decrease of 7% from the impact of currency translation. Net sales decreased 17% in the first six months 2015 compared to 2014 due to a decrease of organic sales of 10% and a decrease of 7% from the impact of currency translation. The decrease in organic sales in the second quarter and first six months of 2015 was primarily due to weakness in the global agricultural and the China construction equipment markets.
Operating margin before acquisition integration charges decreased from 12.6% in the second quarter of 2014 to 11.7% in the second quarter of 2015. Operating margin before acquisition integration charges decreased from 13.4% in the first six months of 2014 to 10.9% in 2015. The decrease in operating margin in the second quarter and first six months of 2015 was primarily due to lower sales volumes.
Aerospace

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
	2015	2014		2015	2014
Net sales	$454	$486	(7)%	$918	$950	(3)%

Operating profit	$77	$69	12%	$154	$131	18%
Operating margin	17.0%	14.2%		16.8%	13.8%
Net sales in the second quarter of 2015 decreased 7% compared to the second quarter of 2014 due to a decrease of 3% from the impact of currency translation, a decrease of 2% from the divestiture of Eaton's Aerospace Power Distribution Management Solutions and Integrated Cockpit Solutions businesses in 2014, and a 2% decrease in organic sales. The decrease in organic sales in the second quarter of 2015 reflects the very strong sales in the second quarter of 2014 as a result of cost reimbursements on certain engineering programs. Without these reimbursements in 2014, organic sales in the second quarter 2015 increased 3% over the second quarter of 2014. Net sales decreased 3% during the first six months of 2015 compared to 2014 due to a decrease of 3% from the impact of currency translation and a decrease of 3% from the Aerospace divestitures, as noted above, which was partially offset by a 3% increase in organic sales. The increase in organic sales during 2015 related to higher aftermarket sales and strength in commercial OEM markets.
Operating margin increased from 14.2% in the second quarter of 2014 to 17.0% in the second quarter of 2015. Operating margin increased from 13.8% in the first six months of 2014 compared to 16.8% in the first six months of 2015. The increase in operating margin in the second quarter and first six months of 2015 was primarily due to favorable mix.

Vehicle

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
	2015	2014		2015	2014
Net sales	$989	$1,034	(4)%	$1,944	$2,030	(4)%

Operating profit	$190	$155	23%	$354	$306	16%
Operating margin	19.2%	15.0%		18.2%	15.1%
Net sales decreased 4% in the second quarter and first six months of 2015 compared to the second quarter and first six months of 2014 due to a decrease of 8% from the impact of currency translation partially offset by an increase in organic sales of 4%. The increase in organic sales in 2015 was primarily due to improved demand in the North American truck and automotive markets, partially offset by weakness in South American markets.
Operating margin increased from 15.0% in the second quarter of 2014 to 19.2% in the second quarter of 2015. Operating margin increased from 15.1% in the first six months of 2014 to 18.2% in the first six months of 2015. The increase in operating margin in the second quarter and first six months of 2015 was primarily due to higher organic sales, favorable mix and the impact of certain restructuring activities taken in 2014 to generate ongoing efficiencies.
Corporate Expense

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Decrease
	2015	2014		2015	2014
Litigation settlements	$—	$644	(100)%	$—	$644	(100)%
Amortization of intangible assets	102	109	(6)%	204	219	(7)%
Interest expense - net	59	55	7%	116	117	(1)%
Pension and other postretirement benefits expense	33	32	3%	61	83	(27)%
Gain on divestiture of Aerospace businesses	—	(156)	(100)%	—	(156)	(100)%
Other corporate expense - net	48	71	(32)%	109	135	(19)%
Total corporate expense	$242	$755	(68)%	$490	$1,042	(53)%
Total Corporate expense decreased 68% from $755 in the second quarter of 2014 to $242 in the second quarter of 2015. Total Corporate expense decreased 53% from $1,042 in the first six months of 2014 to $490 in first six months of 2015. The decrease was primarily due to litigation settlements of $644, partially offset by a gain of $156 on the divestiture of Eaton's Aerospace Power Distribution Management Solutions and Integrated Cockpit Solutions businesses. Excluding the litigation settlement charge and gain on sale, corporate expenses decreased 9% and 12% for the three and six months ending June 30, 2015 as compared to three and six months ended June 30, 2014, respectively. The decrease for the three months ended June 30, 2015 is primarily due to corporate cost reduction actions. The decrease for the six months ending June 30, 2015 is also due to lower Pension and other postretirement benefits expense related to lower lump sum settlements in the first quarter of 2015.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Financial Condition and Liquidity
Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk. The Company maintains access to the commercial paper markets through a commercial paper program, which is supported by credit facilities in the aggregate principal amount of $2,000. There were no borrowings outstanding under these revolving credit facilities at June 30, 2015. Over the course of a year, cash, short-term investments and short-term debt may fluctuate in order to manage global liquidity. Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business as well as scheduled payments of long-term debt.
Eaton was in compliance with each of its debt covenants for all periods presented.

Sources and Uses of Cash
Operating Cash Flow
Net cash provided by operating activities was $656 in the first six months of 2015, an increase of $11 compared to $645 in the first six months of 2014.
Investing Cash Flow
Net cash used in investing activities was $207 in the first six months of 2015, a decrease of $355 compared to net cash provided by investing activities of $148 in the first six months of 2014. Investing cash flows were impacted by the absence of proceeds from the sale of businesses totaling $273 in 2014, which primarily related to the Aerospace divestitures in 2014. The remaining decrease is due to cash paid for acquisitions of businesses of $38 in 2015 and a $53 decline in proceeds from the sale of short-term investments, which was $162 in 2014 to $109 in 2015.
Financing Cash Flow
Net cash used in financing activities was $912 in the first six months of 2015, a decrease of $166 in the use of cash compared to $1,078 in the first six months of 2014. The lower use of cash was primarily due to proceeds obtained from short-term borrowings, which totaled $137 in 2015 and a decrease of $172 in payments on long-term borrowings, offset by increase of $71 in share repurchases and $47 in dividends.

FORWARD-LOOKING STATEMENTS
This Form 10-Q Report contains forward-looking statements concerning litigation developments, capital expenditures and restructuring charges, among other matters. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to Eaton, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside Eaton’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for the Company’s business segments; unanticipated downturns in business relationships with customers or their purchases from us; the availability of credit to customers and suppliers; competitive pressures on sales and pricing; unanticipated changes in the cost of material and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; strikes or other labor unrest; the impact of acquisitions and divestitures; unanticipated difficulties integrating acquisitions; new laws and governmental regulations; interest rate changes; tax rate changes or exposure to additional income tax liability; stock market and currency fluctuations; war, civil or political unrest or terrorism; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in exposures to market risk since December 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures - Pursuant to SEC Rule 13a-15, an evaluation was performed under the supervision and with the participation of Eaton’s management, including Alexander M. Cutler - Principal Executive Officer; and Richard H. Fearon - Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, management concluded that Eaton’s disclosure controls and procedures were effective as of June 30, 2015.
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
During the second quarter of 2015, there was no change in Eaton's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
Information regarding the Company's current legal proceedings is presented in Note 7 of the Notes to the Condensed Consolidated Financial Statements.

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

EATON CORPORATION plc
Registrant

Date:	July 29, 2015	By:	/s/ Richard H. Fearon
Richard H. Fearon
Principal Financial Officer
(On behalf of the registrant and as Principal Financial Officer)

Eaton Corporation plc
Second Quarter 2015 Report on Form 10-Q
Exhibit Index

3 (i)	Certificate of Incorporation - Incorporated by reference to the Form S-8 filed November 30, 2012

3 (ii)	Amended and restated Memorandum and Articles of Incorporation - Incorporated by reference to the Form 10-Q Report for the three months ended September 30, 2012

4 (a)	Pursuant to Regulation S-K Item 601(b)(4), Eaton agrees to furnish to the SEC, upon request, a copy of the instruments defining the rights of holders of its other long-term debt

12	Ratio of Earnings to Fixed Charges — Filed in conjunction with this Form 10-Q Report *

31.1	Certification of Principal Executive Officer (Pursuant to Rule 13a-14(a)) — Filed in conjunction with this Form 10-Q Report *

31.2	Certification of Principal Financial Officer (Pursuant to Rule 13a-14(a)) — Filed in conjunction with this Form 10-Q Report *

32.1	Certification of Principal Executive Officer (Pursuant to Rule 13a-14(b) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act) — Filed in conjunction with this Form 10-Q Report *

32.2	Certification of Principal Financial Officer (Pursuant to Rule 13a-14(b) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act) — Filed in conjunction with this Form 10-Q Report *

91.1	FRS 102 Notification *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Label Definition Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
_______________________________

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the three months ended June 30, 2015 and 2014, (ii) Consolidated Statements of Comprehensive Income for the three months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 and (v) Notes to Condensed Consolidated Financial Statements for the six months ended June 30, 2015.