Form 10-Q
period 2015-09-30
Eaton Corp plc
filed 2015-10-30
CIK 1551182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 462.8 million Ordinary Shares outstanding as of September 30, 2015.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	2
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28
ITEM 4. CONTROLS AND PROCEDURES	29
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	29
ITEM 1A. RISK FACTORS	29
ITEM 2. UNRESTRICTED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	29
ITEM 6. EXHIBITS	29
SIGNATURES	30
EXHIBIT INDEX	31
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1 FRS 102 NOTIFICATION
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended September 30		Nine months ended September 30
(In millions except for per share data)	2015	2014	2015	2014
Net sales	$5,203	$5,728	$15,798	$16,987

Cost of products sold	3,597	3,916	10,865	11,799
Selling and administrative expense	907	961	2,723	2,907
Litigation settlements	—	—	—	644
Research and development expense	156	163	472	493
Interest expense - net	59	56	175	173
Other income - net	(3)	(10)	(27)	(181)
Income before income taxes	487	642	1,590	1,152
Income tax expense (benefit)	42	37	143	(66)
Net income	445	605	1,447	1,218
Less net loss (income) for noncontrolling interests	1	(3)	—	(6)
Net income attributable to Eaton ordinary shareholders	$446	$602	$1,447	$1,212

Net income per ordinary share
Diluted	$0.96	$1.26	$3.09	$2.53
Basic	0.96	1.27	3.10	2.55

Weighted-average number of ordinary shares outstanding
Diluted	466.4	477.2	468.5	478.2
Basic	465.1	474.8	466.8	475.5

Cash dividends declared per ordinary share	$0.55	$0.49	$1.65	$1.47

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended September 30		Nine months ended September 30
(In millions)	2015	2014	2015	2014
Net income	$445	$605	$1,447	$1,218
Less net loss (income) for noncontrolling interests	1	(3)	—	(6)
Net income attributable to Eaton ordinary shareholders	446	602	1,447	1,212

Other comprehensive income (loss), net of tax
Currency translation and related hedging instruments	(372)	(609)	(883)	(598)
Pensions and other postretirement benefits	60	45	164	118
Cash flow hedges	—	(3)	3	(1)
Other comprehensive loss attributable to Eaton ordinary shareholders	(312)	(567)	(716)	(481)

Total comprehensive income attributable to Eaton ordinary shareholders	$134	$35	$731	$731

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	September 30, 2015	December 31, 2014
Assets
Current assets
Cash	$418	$781
Short-term investments	150	245
Accounts receivable - net	3,656	3,667
Inventory	2,395	2,428
Deferred income taxes	550	593
Prepaid expenses and other current assets	410	386
Total current assets	7,579	8,100

Property, plant and equipment - net	3,590	3,750

Other noncurrent assets
Goodwill	13,540	13,893
Other intangible assets	6,139	6,556
Deferred income taxes	246	228
Other assets	1,107	1,002
Total assets	$32,201	$33,529

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$1	$2
Current portion of long-term debt	841	1,008
Accounts payable	1,997	1,940
Accrued compensation	373	420
Other current liabilities	1,888	1,985
Total current liabilities	5,100	5,355

Noncurrent liabilities
Long-term debt	7,830	8,024
Pension liabilities	1,539	1,812
Other postretirement benefits liabilities	502	513
Deferred income taxes	820	901
Other noncurrent liabilities	997	1,085
Total noncurrent liabilities	11,688	12,335

Shareholders’ equity
Eaton shareholders’ equity	15,366	15,786
Noncontrolling interests	47	53
Total equity	15,413	15,839
Total liabilities and equity	$32,201	$33,529

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30
(In millions)	2015	2014
Operating activities
Net income	$1,447	$1,218
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	692	743
Deferred income taxes	(101)	(286)
Pension and other postretirement benefits expense	244	260
Contributions to pension plans	(290)	(333)
Contributions to other postretirement benefits plans	(24)	(38)
Excess tax benefit from equity-based compensation	—	(20)
Gain on sale of businesses	—	(68)
Changes in working capital	(184)	(391)
Other - net	(155)	(151)
Net cash provided by operating activities	1,629	934

Investing activities
Cash paid for acquisitions of businesses, net of cash acquired	(38)	—
Capital expenditures for property, plant and equipment	(368)	(378)
Sales of short-term investments - net	76	445
Proceeds from sale of businesses	1	282
Other - net	(44)	(56)
Net cash (used in) provided by investing activities	(373)	293

Financing activities
Proceeds from borrowings	1	—
Payments on borrowings	(405)	(580)
Cash dividends paid	(771)	(700)
Exercise of employee stock options	48	50
Repurchase of shares	(454)	(267)
Excess tax benefit from equity-based compensation	—	20
Other - net	(8)	(3)
Net cash used in financing activities	(1,589)	(1,480)

Effect of currency on cash	(30)	(7)
Total decrease in cash	(363)	(260)
Cash at the beginning of the period	781	915
Cash at the end of the period	$418	$655

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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09). This accounting standard supersedes all existing US GAAP revenue recognition guidance. Under ASU 2014-09, a company will recognize revenue when it transfers the control of promised goods or services to customers in an amount that reflects the consideration which the company expects to collect in exchange for those goods or services. ASU 2014-09 will require additional disclosures in the notes to the consolidated financial statements and is effective for annual and interim reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date (ASU 2015-14). This accounting standard defers the effective date of ASU 2014-09 for one year and permit early adoption as of the original effective date. Eaton is evaluating the impact of ASU 2014-09 and an estimate of the impact to the consolidated financial statements cannot be made at this time.

Note 2.	ACQUISITION AND SALE OF BUSINESSES
Acquisition of Ephesus Lighting, Inc.
On October 28, 2015, Eaton acquired Ephesus Lighting, Inc. (Ephesus). Ephesus is a leader in LED lighting for stadiums and other high lumen outdoor and industrial applications. Its sales over the last twelve months were $22. Ephesus will be reported within the Electrical Products business segment.
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

Note 3.	ACQUISITION INTEGRATION CHARGES
Eaton incurs integration charges related to acquired businesses. A summary of these charges follows:

	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
Business segment
Electrical Products	$5	$8	$17	$49
Electrical Systems and Services	3	4	10	43
Hydraulics	—	2	2	11
Total business segments	8	14	29	103
Corporate	2	5	4	19
Total acquisition integration charges before income taxes	$10	$19	$33	$122
Total after income taxes	$7	$14	$22	$81
Per ordinary share - diluted	$0.01	$0.03	$0.05	$0.17
Business segment acquisition integration charges for the three and nine months ended September 30, 2015 and 2014 were related primarily to the integration of Cooper Industries plc (Cooper) to gain efficiencies in selling, marketing, traditional back-office functions, manufacturing, and distribution. These charges were included in Cost of products sold or Selling and administrative expense, as appropriate. In Business Segment Information the charges reduced Operating profit of the related business segment. See Note 13 for additional information about business segments.
Corporate acquisition integration charges in 2015 and 2014 were related to the acquisition of Cooper. These charges were included in Selling and administrative expense. In Business Segment Information the charges were included in Other corporate expense - net.
The Cooper integration initiatives are expected to continue throughout 2015.

Note 4. RESTRUCTURING CHARGES
During the third quarter of 2015, Eaton took actions to reduce its cost structure in all business segments and at corporate. The restructuring charges were $113 in the third quarter of 2015. These restructuring activities are anticipated to be $10 in the fourth quarter of 2015 and $30 in 2016.
A summary of restructuring charges by segment follows:

Three months ended September 30, 2015
Electrical Products	11
Electrical Systems & Services	26
Hydraulics	25
Aerospace	5
Vehicle	29
Corporate	17
Total	113

A summary of liabilities related to workforce reductions, plant closings and other associated costs follows:

	Workforce reductions	Plant closing and other	Total
Balance at December 31, 2014	—	—	—
Liability recognized	99	14	113
Payments	(29)	(1)	(30)
Other adjustments	—	(12)	(12)
Balance at September 30, 2015	70	1	71
These charges were included in Cost of products sold, Selling and administrative expenses or Other income-net, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment. See Note 13 for additional information about business segments.

Note 5. GOODWILL
A summary of goodwill follows:

	Electrical Products	Electrical Systems and Services	Hydraulics	Aerospace	Vehicle	Total
December 31, 2014	$6,940	$4,314	$1,327	$962	$350	$13,893
Additions	—	21	—	—	—	21
Reclassifications	(106)	106	—	—	—	—
Translation	(170)	(129)	(65)	(3)	(7)	(374)
September 30, 2015	$6,664	$4,312	$1,262	$959	$343	$13,540

Note 6. RETIREMENT BENEFITS PLANS
The components of retirement benefits expense follow:

	United States pension benefit expense		Non-United States pension benefit expense		Other postretirement benefits expense
	Three months ended September 30
	2015	2014	2015	2014	2015	2014
Service cost	$31	$30	$18	$17	$2	$4
Interest cost	39	41	18	21	6	9
Expected return on plan assets	(65)	(61)	(25)	(25)	(2)	(1)
Amortization	29	23	10	7	—	1
	34	33	21	20	6	13
Settlements	25	14	—	—	—	—
Total expense	$59	$47	$21	$20	$6	$13

	United States pension benefit expense		Non-United States pension benefit expense		Other postretirement benefits expense
	Nine months ended September 30
	2015	2014	2015	2014	2015	2014
Service cost	$92	$88	$55	$50	$5	$13
Interest cost	117	122	54	65	18	28
Expected return on plan assets	(196)	(184)	(75)	(75)	(4)	(4)
Amortization	89	69	30	21	1	5
	102	95	64	61	20	42
Settlements	58	62	—	—	—	—
Total expense	$160	$157	$64	$61	$20	$42

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
In 2010, a Brazilian court held that a judgment obtained by a Brazilian company, Raysul, against another Brazilian company, Saturnia, which was sold by Eaton in 2006, could be enforced against Eaton Ltda. and Eaton Holding S.à.r.l. This judgment is based on an alleged violation of an agency agreement between Raysul and Saturnia. At September 30, 2015, the Company has a total accrual of 91 Brazilian Reais related to this matter ($23 based on current exchange rates), comprised of 60 Brazilian Reais recognized in the fourth quarter of 2010 ($15 based on current exchange rates) with an additional 31 Brazilian Reais recognized through September 30, 2015 ($8 based on current exchange rates). In 2010, Eaton filed motions for clarification with the Brazilian court of appeals which were denied on April 6, 2011. Eaton filed appeals on various issues to the Superior Court of Justice in Brasilia. In April 2013, the Superior Court of Justice ruled in favor of Raysul. Additional motions for clarification have been filed with the Superior Court of Justice in Brasilia and were denied. On February 2, 2015, a final appeal was filed with the Superior Court of Justice in Brasilia. The Company expects that any sum it may be required to pay in connection with this matter will not exceed the amount of the recorded liability.
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

Note 8. INCOME TAXES
The effective income tax rate for the third quarter and first nine months of 2015 was an expense of 9%, compared to an expense of 6% and a benefit of 6% for the third quarter and first nine months of 2014, respectively. Excluding the litigation settlements and related legal costs as well as the gain on the sale of Eaton's Aerospace businesses, all of which represents a total pre-tax expense of $494 in the second quarter of 2014, the effective income tax rate for the first nine months of 2014 was an expense of 6%. See Note 7 and Note 2 for additional information about legal contingencies and the sale of businesses, respectively.
The increase in the effective tax rate in the third quarter and first nine months of 2015 is primarily due to more income earned in higher tax jurisdictions, including the United States.
At the end of the fourth quarter of 2011, the IRS issued a Notice for Eaton Corporation and Includible Subsidiaries 2005 and 2006 tax years (the 2011 Notice). The 2011 Notice proposed assessments of $75 in additional taxes plus $52 in penalties related primarily to transfer pricing adjustments for products manufactured in the Company's facilities in Puerto Rico and the Dominican Republic and sold to affiliated companies located in the U.S., net of agreed credits and deductions. The Company has set its transfer prices for products sold between these affiliates at the same prices that the Company sells such products to third parties as required by two successive Advance Pricing Agreements (APAs) the Company entered into with the IRS. For the years 2001 through 2004, the IRS had previously accepted the transfer pricing methodology related to these APAs after a comprehensive review conducted in two separate audit cycles. On December 16, 2011, immediately prior to the 2011 Notice being issued, the IRS sent a letter stating that it was retrospectively canceling the APAs, even though their respective APA terms had already expired.

The Company is contesting the proposed assessments. The Company believes that it was in full compliance with the terms of the two APAs, and that the IRS's cancellation of these two APAs is without merit. On February 29, 2012, the Company filed a Petition with the U.S. Tax Court in which it asserted that the transfer pricing established in the APAs meets the arms-length standard set by the U.S. income tax laws, and accordingly, that the APAs should be enforced in accordance with their terms. The case involves both whether the APAs should be enforced and, if not, the appropriate transfer pricing methodology. The case was tried before the U.S. Tax Court in August and September 2015. The case will be fully submitted to the Court after the parties complete post-trial briefing on February 29, 2016, and it will likely be several months to a year before the Court renders a decision in the case.
During the third quarter of 2014, the Company received a Notice from the IRS for the 2007 through 2010 tax years (the 2014 Notice) proposing assessments of $190 in additional taxes plus $72 in penalties, net of agreed credits and deductions. The proposed assessments pertain primarily to the same transfer pricing issues that are currently in litigation for the 2011 Notice, as noted above. During 2007 through 2010, the Company set its transfer prices for products sold between these affiliates consistent with the terms of a written APA between it and the IRS that covered the years at issue. To establish the relevant transfer prices, the APA relied on prices at which the Company sells the products to third parties. The 2014 Notice includes a separate proposed assessment involving the recognition of income for several of the Company’s controlled foreign corporations. The Company believes that these proposed assessments are without merit. On November 25, 2014, the Company filed a Petition with the U.S. Tax Court in which it challenged the IRS's adjustments. The Company expects the outcome of the 2014 Notice on the transfer pricing matter to be determined by the judicial decision related to the 2011 Notice. The Company has continued to apply the arms-length transfer pricing methodology for 2011 through the current reporting period.

Note 9. EQUITY
Eaton has an ordinary share repurchase program (2013 Program) that authorizes the repurchase of 40 million ordinary shares. During the third quarter of 2015 and 2014, 4.8 million and 3.4 million ordinary shares were repurchased under the 2013 Program in the open market at a total cost of $284 and $225, respectively. During the first nine months of 2015 and 2014, 7.2 million and 4.8 million ordinary shares were repurchased under the 2013 Program in the open market at a total cost of $454 and $324, respectively.
The changes in Shareholders’ equity follow:

	Eaton shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2014	$15,786	$53	$15,839
Net income	1,447	—	1,447
Other comprehensive loss	(716)	—	(716)
Cash dividends paid	(771)	(6)	(777)
Issuance of shares under equity-based compensation plans - net	77	—	77
Repurchase of shares	(454)	—	(454)
Change in Capital	(3)	—	(3)
Balance at September 30, 2015	$15,366	$47	$15,413
The changes in Accumulated other comprehensive loss follow:

	Currency translation and related hedging instruments	Pensions and other postretirement benefits	Cash flow hedges	Total
Balance at December 31, 2014	$(1,414)	$(1,485)	$—	$(2,899)
Other comprehensive (loss) income before reclassifications	(883)	48	10	(825)
Amounts reclassified from Accumulated other comprehensive loss	—	116	(7)	109
Net current-period Other comprehensive (loss) income	(883)	164	3	(716)
Balance at September 30, 2015	$(2,297)	$(1,321)	$3	$(3,615)

The reclassifications out of Accumulated other comprehensive loss follow:

	Nine months ended September 30, 2015		Consolidated statements of income classification
Amortization of pensions and other postretirement benefits items
Actuarial loss and prior service cost	$(178)	[1]
Tax benefit	62
Total, net of tax	(116)

Gains and (losses) on cash flow hedges
Currency exchange contracts	11		Cost of products sold
Tax expense	(4)
Total, net of tax	7

Total reclassifications for the period	$(109)
1 These components of Accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 6 for additional information about pension and other post retirement benefits items.

Net Income per Ordinary Share
A summary of the calculation of net income per ordinary share attributable to shareholders follows:

	Three months ended September 30		Nine months ended September 30
(Shares in millions)	2015	2014	2015	2014
Net income attributable to Eaton ordinary shareholders	$446	$602	$1,447	$1,212

Weighted-average number of ordinary shares outstanding - diluted	466.4	477.2	468.5	478.2
Less dilutive effect of equity-based compensation	1.3	2.4	1.7	2.7
Weighted-average number of ordinary shares outstanding - basic	465.1	474.8	466.8	475.5

Net income per ordinary share
Diluted	$0.96	$1.26	$3.09	$2.53
Basic	0.96	1.27	3.10	2.55
For the third quarter and first nine months of 2015, 1.8 million and 1.3 million stock options, respectively, were excluded from the calculation of diluted net income per ordinary share because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive. For the third quarter and first nine months of 2014, 0.5 million and 0.3 million stock options, respectively, were excluded from the calculation of diluted net income per ordinary share because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive.

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

A summary of financial instruments recognized at fair value, and the fair value measurements used, follows:

	Total	Level 1	Level 2	Level 3
September 30, 2015
Cash	$418	$418	$—	$—
Short-term investments	150	150	—	—
Net derivative contracts	161	—	161	—
Long-term debt converted to floating interest rates by interest rate swaps - net	(136)	—	(136)	—

December 31, 2014
Cash	$781	$781	$—	$—
Short-term investments	245	245	—	—
Net derivative contracts	70	—	70	—
Long-term debt converted to floating interest rates by interest rate swaps - net	(74)	—	(74)	—
Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities. No financial instruments were measured using unobservable inputs.
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $8,671 and fair value of $8,900 at September 30, 2015 compared to $9,032 and $9,509, respectively, at December 31, 2014. The fair value of Eaton's debt instruments were estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and are considered a Level 2 fair value measurement.

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
Eaton uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against foreign currency exposure (net investment hedges). Foreign currency denominated debt designated on an after-tax basis as non-derivative net investment hedging instruments was $83 at September 30, 2015 and $84 at December 31, 2014.
Derivative Financial Statement Impacts
The fair value of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets follows:

	Notional amount	Other current assets	Other noncurrent assets	Other current liabilities	Other noncurrent liabilities	Type of hedge	Term
September 30, 2015
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$3,440	$—	$136	$—	$—	Fair value	18 months to 19 years
Currency exchange contracts	749	16	1	6	5	Cash flow	1 to 36 months
Commodity contracts	1	—	—	—	—	Cash flow	1 to 12 months
Total		$16	$137	$6	$5

Derivatives not designated as hedges
Currency exchange contracts	$3,465	$43		$24			1 to 12 months
Total		$43		$24

December 31, 2014
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$3,440	$—	$84	$—	$10	Fair value	2 to 19 years
Currency exchange contracts	432	8	1	5	3	Cash flow	1 to 36 months
Commodity contracts	1	—	—	—	—	Cash flow	1 to 12 months
Total		$8	$85	$5	$13

Derivatives not designated as hedges
Currency exchange contracts	$4,447	$47		$52			1 to 12 months
Total		$47		$52
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

The impact of derivative instruments to the Consolidated Statement of Income and Comprehensive Income follow:

	Gain (loss) recognized in other comprehensive (loss) income		Location of gain reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	Three months ended September 30			Three months ended September 30
	2015	2014		2015	2014
Derivatives designated as cash flow hedges
Currency exchange contracts	6	(3)	Cost of products sold	5	1
Total	$6	$(3)		$5	$1

	Gain (loss) recognized in other comprehensive (loss) income		Location of gain reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	Nine months ended September 30			Nine months ended September 30
	2015	2014		2015	2014
Derivatives designated as cash flow hedges
Floating-to-fixed interest rate swaps	$—	$—	Interest expense - net	$—	$(1)
Currency exchange contracts	16	2	Cost of products sold	11	5
Total	$16	$2		$11	$4
Amounts recognized in net income follow:

	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
Derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps	$65	$(12)	$62	$61
Related long-term debt converted to floating interest rates by interest rate swaps	(65)	12	(62)	(61)
	$—	$—	$—	$—
Gains and losses described above were recognized in Interest expense - net.

Note 12. INVENTORY
The components of inventory follow:

	September 30, 2015	December 31, 2014
Raw materials	$1,140	$924
Work-in-process	242	422
Finished goods	1,136	1,201
Inventory at FIFO	2,518	2,547
Excess of FIFO over LIFO cost	(123)	(119)
Total inventory	$2,395	$2,428

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

	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
Net sales
Electrical Products	$1,771	$1,875	$5,246	$5,433
Electrical Systems and Services	1,487	1,655	4,437	4,807
Hydraulics	599	733	1,907	2,302
Aerospace	449	454	1,367	1,404
Vehicle	897	1,011	2,841	3,041
Total net sales	$5,203	$5,728	$15,798	$16,987

Segment operating profit
Electrical Products	$322	$330	$858	$880
Electrical Systems and Services	164	238	573	601
Hydraulics	44	84	184	286
Aerospace	79	72	233	203
Vehicle	136	176	490	482
Total segment operating profit	745	900	2,338	2,452

Corporate
Litigation settlements	—	—	—	(644)
Amortization of intangible assets	(102)	(107)	(306)	(326)
Interest expense - net	(59)	(56)	(175)	(173)
Pension and other postretirement benefits expense	(38)	(31)	(99)	(114)
Other corporate expense - net	(59)	(64)	(168)	(43)
Income before income taxes	487	642	1,590	1,152
Income tax expense (benefit)	42	37	143	(66)
Net income	445	605	1,447	1,218
Less net loss (income) for noncontrolling interests	1	(3)	—	(6)
Net income attributable to Eaton ordinary shareholders	$446	$602	$1,447	$1,212

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
During the third quarter of 2015, the Company undertook certain steps to restructure ownership of various subsidiaries. The transactions were entirely among wholly-owned subsidiaries under the common control of Eaton. This restructuring has been reflected as of the beginning of the earliest period presented below.

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015
	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$1,755	$1,664	$3,105	$(1,321)	$5,203

Cost of products sold	—	1,380	1,269	2,265	(1,317)	3,597
Selling and administrative expense	2	375	191	339	—	907
Research and development expense	—	65	51	40	—	156
Interest expense (income) - net	—	54	5	(3)	3	59
Other expense (income) - net	—	11	3	(17)	—	(3)
Equity in loss (earnings) of subsidiaries, net of tax	(534)	(266)	(888)	(66)	1,754	—
Intercompany expense (income) - net	86	(54)	258	(290)	—	—
Income (loss) before income taxes	446	190	775	837	(1,761)	487
Income tax expense (benefit)	—	17	(15)	38	2	42
Net income (loss)	446	173	790	799	(1,763)	445
Less net loss (income) for noncontrolling interests	—	—	—	1	—	1
Net income (loss) attributable to Eaton ordinary shareholders	$446	$173	$790	$800	$(1,763)	$446

Other comprehensive income (loss)	$(312)	$(28)	$(305)	$(415)	$748	$(312)
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$134	$145	$485	$385	$(1,015)	$134

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$1,814	$1,738	$3,416	$(1,240)	$5,728

Cost of products sold	—	1,402	1,266	2,489	(1,241)	3,916
Selling and administrative expense	2	354	209	396	—	961
Research and development expense	—	63	49	51	—	163
Interest expense (income) - net	—	58	7	(8)	(1)	56
Other expense (income) - net	—	3	11	(24)	—	(10)
Equity in loss (earnings) of subsidiaries, net of tax	(670)	(251)	(820)	(232)	1,973	—
Intercompany expense (income) - net	66	(59)	293	(300)	—	—
Income (loss) before income taxes	602	244	723	1,044	(1,971)	642
Income tax expense (benefit)	—	12	—	25	—	37
Net income (loss)	602	232	723	1,019	(1,971)	605
Less net loss (income) for noncontrolling interests	—	—	—	(3)	—	(3)
Net income (loss) attributable to Eaton ordinary shareholders	$602	$232	$723	$1,016	$(1,971)	$602

Other comprehensive income (loss)	$(567)	$8	$(560)	$(696)	$1,248	$(567)
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$35	$240	$163	$320	$(723)	$35
CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$5,263	$5,065	$9,469	$(3,999)	$15,798

Cost of products sold	—	4,123	3,837	6,864	(3,959)	10,865
Selling and administrative expense	6	1,120	539	1,058	—	2,723
Research and development expense	—	202	145	125	—	472
Interest expense (income) - net	—	166	16	(10)	3	175
Other expense (income) - net	—	17	(5)	(39)	—	(27)
Equity in loss (earnings) of subsidiaries, net of tax	(1,698)	(536)	(2,405)	(323)	4,962	—
Intercompany expense (income) - net	245	(362)	1,010	(893)	—	—
Income (loss) before income taxes	1,447	533	1,928	2,687	(5,005)	1,590
Income tax expense (benefit)	—	36	(32)	154	(15)	143
Net income (loss)	1,447	497	1,960	2,533	(4,990)	1,447
Less net loss (income) for noncontrolling interests	—	—	—	(1)	1	—
Net income (loss) attributable to Eaton ordinary shareholders	$1,447	$497	$1,960	$2,532	$(4,989)	$1,447

Other comprehensive income (loss)	$(716)	$35	$(691)	$(879)	$1,535	$(716)
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$731	$532	$1,269	$1,653	$(3,454)	$731

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$5,231	$5,158	$10,061	$(3,463)	$16,987

Cost of products sold	—	4,122	3,772	7,354	(3,449)	11,799
Selling and administrative expense	2	1,085	602	1,218	—	2,907
Litigation settlements	—	644	—	—	—	644
Research and development expense	—	185	151	157	—	493
Interest expense (income) - net	—	172	20	(22)	3	173
Other expense (income) - net	—	(42)	(81)	(58)	—	(181)
Equity in loss (earnings) of subsidiaries, net of tax	(1,370)	(433)	(1,567)	32	3,338	—
Intercompany expense (income) - net	156	(176)	571	(551)	—	—
Income (loss) before income taxes	1,212	(326)	1,690	1,931	(3,355)	1,152
Income tax expense (benefit)	—	(257)	71	126	(6)	(66)
Net income (loss)	1,212	(69)	1,619	1,805	(3,349)	1,218
Less net loss (income) for noncontrolling interests	—	—	—	(6)	—	(6)
Net income (loss) attributable to Eaton ordinary shareholders	$1,212	$(69)	$1,619	$1,799	$(3,349)	$1,212

Other comprehensive income (loss)	$(481)	$75	$(447)	$(626)	$998	$(481)
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$731	$6	$1,172	$1,173	$(2,351)	$731

CONDENSED CONSOLIDATING BALANCE SHEETS SEPTEMBER 30, 2015

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Assets
Current assets
Cash	$—	$145	$12	$261	$—	$418
Short-term investments	—	—	1	149	—	150
Accounts receivable - net	—	514	1,071	2,071	—	3,656
Intercompany accounts receivable	1	771	3,880	2,991	(7,643)	—
Inventory	—	358	687	1,441	(91)	2,395
Deferred income taxes	—	379	112	59	—	550
Prepaid expenses and other current assets	—	105	52	229	24	410
Total current assets	1	2,272	5,815	7,201	(7,710)	7,579

Property, plant and equipment - net	—	937	748	1,905	—	3,590

Other noncurrent assets
Goodwill	—	1,355	6,256	5,929	—	13,540
Other intangible assets	—	185	3,671	2,283	—	6,139
Deferred income taxes	—	831	6	199	(790)	246
Investment in subsidiaries	29,102	12,705	59,435	9,841	(111,083)	—
Intercompany loans receivable	—	7,697	1,552	43,377	(52,626)	—
Other assets	—	582	128	397	—	1,107
Total assets	$29,103	$26,564	$77,611	$71,132	$(172,209)	$32,201

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$—	$—	$—	$1	$—	$1
Current portion of long-term debt	—	600	241	—	—	841
Accounts payable	—	510	353	1,134	—	1,997
Intercompany accounts payable	111	4,022	2,444	1,066	(7,643)	—
Accrued compensation	—	69	54	250	—	373
Other current liabilities	1	675	288	931	(7)	1,888
Total current liabilities	112	5,876	3,380	3,382	(7,650)	5,100

Noncurrent liabilities
Long-term debt	—	7,130	679	18	3	7,830
Pension liabilities	—	591	143	805	—	1,539
Other postretirement benefits liabilities	—	278	136	88	—	502
Deferred income taxes	—	14	1,033	563	(790)	820
Intercompany loans payable	13,625	1,951	36,063	987	(52,626)	—
Other noncurrent liabilities	—	414	170	413	—	997
Total noncurrent liabilities	13,625	10,378	38,224	2,874	(53,413)	11,688

Shareholders’ equity
Eaton shareholders' equity	15,366	10,310	36,007	64,836	(111,153)	15,366
Noncontrolling interests	—	—	—	40	7	47
Total equity	15,366	10,310	36,007	64,876	(111,146)	15,413
Total liabilities and equity	$29,103	$26,564	$77,611	$71,132	$(172,209)	$32,201

CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2014

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Assets
Current assets
Cash	$1	$173	$13	$594	$—	$781
Short-term investments	—	—	1	244	—	245
Accounts receivable - net	—	500	955	2,212	—	3,667
Intercompany accounts receivable	2	759	3,820	4,101	(8,682)	—
Inventory	—	397	637	1,445	(51)	2,428
Deferred income taxes	—	368	132	93	—	593
Prepaid expenses and other current assets	—	96	39	247	4	386
Total current assets	3	2,293	5,597	8,936	(8,729)	8,100

Property, plant and equipment - net	—	972	756	2,022	—	3,750

Other noncurrent assets
Goodwill	—	1,355	6,256	6,282	—	13,893
Other intangible assets	—	196	3,811	2,549	—	6,556
Deferred income taxes	—	889	10	137	(808)	228
Investment in subsidiaries	26,612	12,198	58,680	9,145	(106,635)	—
Intercompany loans receivable	—	7,542	2,249	40,635	(50,426)	—
Other assets	—	473	141	388	—	1,002
Total assets	$26,615	$25,918	$77,500	$70,094	$(166,598)	$33,529

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$—	$—	$—	$2	$—	$2
Current portion of long-term debt	—	702	304	2	—	1,008
Accounts payable	—	475	340	1,125	—	1,940
Intercompany accounts payable	117	4,087	3,441	1,037	(8,682)	—
Accrued compensation	—	112	59	249	—	420
Other current liabilities	1	674	340	984	(14)	1,985
Total current liabilities	118	6,050	4,484	3,399	(8,696)	5,355

Noncurrent liabilities
Long-term debt	—	7,079	932	13	—	8,024
Pension liabilities	—	726	183	903	—	1,812
Other postretirement benefits liabilities	—	283	136	94	—	513
Deferred income taxes	—	—	1,160	549	(808)	901
Intercompany loans payable	10,711	2,723	36,162	830	(50,426)	—
Other noncurrent liabilities	—	457	183	445	—	1,085
Total noncurrent liabilities	10,711	11,268	38,756	2,834	(51,234)	12,335

Shareholders’ equity
Eaton shareholders' equity	15,786	8,600	34,260	63,816	(106,676)	15,786
Noncontrolling interests	—	—	—	45	8	53
Total equity	15,786	8,600	34,260	63,861	(106,668)	15,839
Total liabilities and equity	$26,615	$25,918	$77,500	$70,094	$(166,598)	$33,529

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash provided by (used in) operating activities	$(85)	$(93)	$(23)	$1,830	$—	$1,629

Investing activities
Cash paid for acquisitions of businesses, net of cash acquired	—	—	—	(38)	—	(38)
Capital expenditures for property, plant and equipment	—	(68)	(100)	(200)	—	(368)
Sales (purchases) of short-term investments - net	—	—	—	76	—	76
Investments in affiliates	(1,482)	—	(1,176)	(1,482)	4,140	—
Loans to affiliates	—	(307)	(39)	(7,638)	7,984	—
Repayments of loans from affiliates	—	306	58	5,514	(5,878)	—
Proceeds from sale of business	—	—	—	1	—	1
Other - net	—	(41)	33	(36)	—	(44)
Net cash provided by (used in) investing activities	(1,482)	(110)	(1,224)	(3,803)	6,246	(373)

Financing activities
Proceeds from borrowings	—	—	—	1	—	1
Payments on borrowings	—	(102)	(301)	(2)	—	(405)
Proceeds from borrowings from affiliates	2,783	4,577	581	43	(7,984)	—
Payments on borrowings from affiliates	(40)	(4,617)	(1,160)	(61)	5,878	—
Capital contributions from affiliates	—	1,176	1,482	1,482	(4,140)	—
Other intercompany financing activities	—	(859)	644	215	—	—
Cash dividends paid	(771)	—	—	—	—	(771)
Exercise of employee stock options	48	—	—	—	—	48
Repurchase of shares	(454)	—	—	—	—	(454)
Other - net	—	—	—	(8)	—	(8)
Net cash provided by (used in) financing activities	1,566	175	1,246	1,670	(6,246)	(1,589)

Effect of currency on cash	—	—	—	(30)	—	(30)
Total increase (decrease) in cash	(1)	(28)	(1)	(333)	—	(363)
Cash at the beginning of the period	1	173	13	594	—	781
Cash at the end of the period	$—	$145	$12	$261	$—	$418

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash provided by (used in) operating activities	$(4)	$(699)	$172	$1,433	$32	$934

Investing activities
Capital expenditures for property, plant and equipment	—	(78)	(94)	(206)	—	(378)
Sales (purchases) of short-term investments - net	—	—	132	313	—	445
Loans to affiliates	—	(151)	—	(6,347)	6,498	—
Repayments of loans from affiliates	—	176	213	5,133	(5,522)	—
Proceeds from sale of businesses	—	93	175	14	—	282
Other - net	—	(40)	46	(62)	—	(56)
Net cash provided by (used in) investing activities	—	—	472	(1,155)	976	293

Financing activities
Payments on borrowings	—	(552)	(1)	(27)	—	(580)
Proceeds from borrowings from affiliates	726	5,510	254	8	(6,498)	—
Payments on borrowings from affiliates	(25)	(4,794)	(320)	(383)	5,522	—
Other intercompany financing activities	218	574	(554)	(238)	—	—
Cash dividends paid	(700)	—	—	—	—	(700)
Cash dividends paid to affiliates	—	—	—	32	(32)	—
Exercise of employee stock options	50	—	—	—	—	50
Repurchase of shares	(267)	—	—	—	—	(267)
Excess tax benefit from equity-based compensation	—	20	—	—	—	20
Other - net	—	—	—	(3)	—	(3)
Net cash provided by (used in) financing activities	2	758	(621)	(611)	(1,008)	(1,480)

Effect of currency on cash	—	—	—	(7)	—	(7)
Total increase (decrease) in cash	(2)	59	23	(340)	—	(260)
Cash at the beginning of the period	3	51	10	851	—	915
Cash at the end of the period	$1	$110	$33	$511	$—	$655

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Amounts are in millions of dollars or shares unless indicated otherwise (per share data assume dilution).

COMPANY OVERVIEW
Eaton Corporation plc (Eaton or the Company) is a power management company with 2014 net sales of $22.6 billion. The Company provides energy-efficient solutions that help its customers effectively manage electrical, hydraulic, and mechanical power more efficiently, safely, and sustainably. Eaton has approximately 99,000 employees in over 60 countries and sells products to customers in more than 175 countries.
Summary of Results of Operations
A summary of Eaton’s Net sales, Net income attributable to Eaton ordinary shareholders, and Net income per ordinary share-diluted follows:

	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
Net sales	$5,203	$5,728	$15,798	$16,987
Net income attributable to Eaton ordinary shareholders	446	602	1,447	1,212
Net income per ordinary share - diluted	$0.96	$1.26	$3.09	$2.53
During the third quarter of 2015, Eaton took actions to reduce its cost structure in all business segments and at corporate. The restructuring charges are primarily comprised of severance costs and were $113 in the third quarter of 2015. These restructuring activities are anticipated to be $10 in the fourth quarter of 2015 and $30 in 2016. Our savings from this program were $15 in the third quarter of 2015. We anticipate annualized savings of $160.

RESULTS OF OPERATIONS
Non-GAAP Financial Measures
The following discussion of Consolidated Financial Results and Business Segment Results of Operations includes certain non-GAAP financial measures. These financial measures include operating earnings, operating earnings per ordinary share, and operating profit before acquisition integration charges for each business segment as well as corporate, each of which differs from the most directly comparable measure calculated in accordance with generally accepted accounting principles (GAAP). A reconciliation of operating earnings and operating earnings per ordinary share to the most directly comparable GAAP measure is included in the table below. Operating profit before acquisition integration charges is reconciled in the discussion of the operating results of each business segment, and excludes acquisition integration expense related primarily to integration of Cooper Industries plc (Cooper). Management believes that these financial measures are useful to investors because they exclude transactions of an unusual nature, allowing investors to more easily compare Eaton’s financial performance period to period. Management uses this information in monitoring and evaluating the on-going performance of Eaton and each business segment. For additional information on acquisition integration charges, see Note 3 to the Condensed Consolidated Financial Statements.

Consolidated Financial Results

	Three months ended September 30		Decrease	Nine months ended September 30		Increase (decrease)
	2015	2014		2015	2014
Net sales	$5,203	$5,728	(9)%	$15,798	$16,987	(7)%
Gross profit	1,606	1,812	(11)%	4,933	5,188	(5)%
Percent of net sales	30.9%	31.6%		31.2%	30.5%
Income before income taxes	487	642	(24)%	1,590	1,152	38%
Net income	445	605	(26)%	1,447	1,218	19%
Less net income for noncontrolling interests	1	(3)		—	(6)
Net income attributable to Eaton ordinary shareholders	446	602	(26)%	1,447	1,212	19%
Excluding acquisition integration charges (after-tax)	7	14		22	81
Operating earnings	$453	$616	(26)%	$1,469	$1,293	14%

Net income per ordinary share - diluted	$0.96	$1.26	(24)%	$3.09	$2.53	22%
Excluding per share impact of acquisition integration charges costs (after-tax)	0.01	0.03		0.05	0.17
Operating earnings per ordinary share	$0.97	$1.29	(25)%	$3.14	$2.70	16%
Net Sales
Net sales decreased 9% in the third quarter of 2015 compared to the third quarter of 2014 due to a decrease of 6% from the impact of currency translation and decline in organic sales of 3%. Net sales decreased 7% in the first nine months of 2015 compared to the first nine months of 2014 due to a decrease 6% from the impact of currency translation and a 1% decline in organic sales. The decrease in organic sales is primarily due to weakening demand in several of the Company's end markets.
Gross Profit
Gross profit margin decreased from 31.6% in the third quarter of 2014 to 30.9% in the third quarter of 2015. The decrease in gross margin is primarily due to the restructuring charge recorded in the third quarter of 2015, partially offset by efficiencies realized as a result of cost saving activities. Gross profit margin during the first nine months increased from 30.5% in 2014 to 31.2% in 2015. The increase in the gross profit margin for the first nine months of 2015 was primarily due to actions taken over the past year to realize greater efficiencies and the beneficial impact of new product introductions, offset by the restructuring charge recognized in the third quarter of 2015.
Income Taxes
The effective income tax rate for the third quarter and first nine months of 2015 was an expense of 9%, compared to an expense of 6% and a benefit 6% for the third quarter and first nine months of 2014, respectively. Excluding the litigation settlements and related legal costs as well as the gain on the sale of Eaton's Aerospace businesses, all of which represents a total pre-tax expense of $494 in the second quarter of 2014, the effective income tax rate for the first nine months of 2014 was an expense of 6%. The increase in the effective tax rate in the third quarter and first nine months of 2015 is primarily due to more income earned in higher tax jurisdictions, including the United States.
Operating Earnings
Operating earnings, a non-GAAP measure discussed above in Non-GAAP Financial Measures, of $453 in the third quarter of 2015 decreased 26% compared to Operating earnings of $616 in the third quarter of 2014. Operating earnings for the first nine months of 2015 were $1,469, an increase of 14% compared to Operating earnings of $1,293 in the first nine months of 2014. The decrease in Operating earnings in the third quarter of 2015 was primarily due to lower sales volume and $113 of restructuring charges in the third quarter of 2015, partially offset by $15 of savings resulting from the restructuring actions and other cost control measures. The increase in Operating earnings in the first nine months of 2015 was primarily due to lower income in the second quarter of 2014 as a result of the litigation settlements, partially offset by the gain on the sale of the Aerospace businesses. Excluding litigation settlements and gain on sale, operating earnings declined in the first nine months of 2015 due to lower sales volume, the negative impact of currency translation, a higher tax rate, and restructuring charges incurred in the third quarter of 2015, offset by savings resulting from the restructuring actions and other cost control measures.

Operating earnings per ordinary share decreased to $0.97 in the third quarter of 2015 compared to $1.29 in the third quarter of 2014. Operating earnings per ordinary share increased to $3.14 in the first nine months of 2015 compared to $2.70 in the first nine months of 2014. The decrease in Operating earnings per ordinary share for the three months ended September 30, 2015 is due to lower Operating earnings, partially offset by the impact of the Company's share repurchases in the third quarter of 2015. The increase in Operating earnings per ordinary share for first nine months of 2015 is due to higher Operating Earnings.
Business Segment Results of Operations
The following is a discussion of Net sales, operating profit and operating margin by business segment, which includes a discussion of operating profit and operating profit margin before acquisition integration charges. For additional information related to acquisition integration charges, see Note 3 to the Condensed Consolidated Financial Statements.
Electrical Products

	Three months ended September 30		Decrease	Nine months ended September 30		Decrease
	2015	2014		2015	2014
Net sales	$1,771	$1,875	(6)%	$5,246	$5,433	(3)%

Operating profit	$322	$330	(2)%	$858	$880	(3)%
Operating margin	18.2%	17.6%		16.4%	16.2%

Acquisition integration charges	$5	$8		$17	$49

Before acquisition integration charges
Operating profit	$327	$338	(3)%	$875	$929	(6)%
Operating margin	18.5%	18.0%		16.7%	17.1%
Net sales decreased 6% in the third quarter of 2015 compared to the third quarter of 2014 primarily due to the impact of currency translation. Net sales decreased 3% in the first nine months of 2015 due to a decrease of 5% from the impact of currency translation, partially offset by an increase in organic sales of 2%. Organic sales growth in the first nine months of 2015 was due to strength in the Americas region.
Operating margin before acquisition integration charges increased from 18.0% in the third quarter of 2014 to 18.5% in the third quarter of 2015. Operating margin before acquisition integration charges decreased from 17.1% in the first nine months of 2014 to 16.7% in the first nine months of 2015. The increase in operating margin during the third quarter of 2015 was due to cost control measures and $1 savings from restructuring actions, offset by decreased sales and $11 of restructuring charges. The decrease in operating margin in the first nine months of 2015 was primarily due to unfavorable product mix and $11 of restructuring charges, partially offset by $1 of savings from the restructuring actions and other cost control measures.
Electrical Systems and Services

	Three months ended September 30		Decrease	Nine months ended September 30		Decrease
	2015	2014		2015	2014
Net sales	$1,487	$1,655	(10)%	$4,437	$4,807	(8)%

Operating profit	$164	$238	(31)%	$573	$601	(5)%
Operating margin	11.0%	14.4%		12.9%	12.5%

Acquisition integration charges	$3	$4		$10	$43

Before acquisition integration charges
Operating profit	$167	$242	(31)%	$583	$644	(9)%
Operating margin	11.2%	14.6%		13.1%	13.4%

Net sales decreased 10% in the third quarter of 2015 compared to the third quarter of 2014 due to a decrease of 5% from the impact of currency translation and a decrease in organic sales of 5%. Net sales decreased 8% in the first nine months of 2015 compared to 2014 due to a decrease of 5% from the impact of currency translation and a decrease in organic sales of 3%. The organic sales decline during the third quarter and first nine months of 2015 was primarily due to weakness in global oil and gas and other industrial markets.
Operating margin before acquisition integration charges decreased from 14.6% in the third quarter of 2014 to 11.2% in the third quarter of 2015. Operating margin before acquisition integration charges decreased from 13.4% in the first nine months of 2014 to 13.1% in 2015. The decrease in operating margin for the third quarter was primarily due to lower sales volumes, unfavorable product mix, and $26 of restructuring charges, partially offset by $2 of savings from the restructuring actions and savings resulting from cost control measures. The decrease in operating margin in the first nine months of 2015 was primarily due to lower sales volumes, unfavorable product mix, and $26 of restructuring charges, partially offset by $2 of savings from the restructuring actions and savings resulting from cost control measures.
Hydraulics

	Three months ended September 30		Decrease	Nine months ended September 30		Decrease
	2015	2014		2015	2014
Net sales	$599	$733	(18)%	$1,907	$2,302	(17)%

Operating profit	$44	$84	(48)%	$184	$286	(36)%
Operating margin	7.3%	11.5%		9.6%	12.4%

Acquisition integration charges	$—	$2		$2	$11

Before acquisition integration charges
Operating profit	$44	$86	(49)%	$186	$297	(37)%
Operating margin	7.3%	11.7%		9.8%	12.9%
Net sales decreased 18% in the third quarter of 2015 compared to the third quarter of 2014 due to a decrease of organic sales of 10% and a decrease of 8% from the impact of currency translation. Net sales decreased 17% in the first nine months 2015 compared to 2014 due to a decrease of organic sales of 10% and a decrease of 7% from the impact of currency translation. The decrease in organic sales in the third quarter and first nine months of 2015 was primarily due to broad weakness in global hydraulics markets.
Operating margin before acquisition integration charges decreased from 11.7% in the third quarter of 2014 to 7.3% in the third quarter of 2015. Operating margin before acquisition integration charges decreased from 12.9% in the first nine months of 2014 to 9.8% in 2015. The decrease in operating margin in the third quarter and first nine months of 2015 was primarily due to lower sales volumes and $25 of restructuring charges taken in the third quarter of 2015, partially offset by $3 of savings from the restructuring actions, current year cost control measures, and efficiencies generated from certain restructuring activities taken in 2014.
Aerospace

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
	2015	2014		2015	2014
Net sales	$449	$454	(1)%	$1,367	$1,404	(3)%

Operating profit	$79	$72	10%	$233	$203	15%
Operating margin	17.6%	15.9%		17.0%	14.5%
Net sales in the third quarter of 2015 decreased 1% compared to the third quarter of 2014 due to a decrease of 2% from the impact of currency translation offset by a 1% increase in organic sales. Net sales decreased 3% during the first nine months of 2015 compared to 2014 due to a decrease of 2% from the impact of currency translation and a decrease of 3% from the divestiture of Eaton's Aerospace Power Distribution Management Solutions and Integrated Cockpit Solutions business in the second quarter of 2014, partially offset by a 2% increase in organic sales. The increase in organic sales during 2015 was related to higher aftermarket sales and strength in commercial OEM markets, offset by weakness in military OEM markets.

Operating margin increased from 15.9% in the third quarter of 2014 to 17.6% in the third quarter of 2015. Operating margin increased from 14.5% in the first nine months of 2014 compared to 17.0% in the first nine months of 2015. The increase in operating margin in the third quarter and first nine months of 2015 was primarily due to favorable product mix and savings resulting from cost control measures, partially offset by $5 of restructuring charges in the third quarter of 2015.
Vehicle

	Three months ended September 30		Decrease	Nine months ended September 30		Increase (decrease)
	2015	2014		2015	2014
Net sales	$897	$1,011	(11)%	$2,841	$3,041	(7)%

Operating profit	$136	$176	(23)%	$490	$482	2%
Operating margin	15.2%	17.4%		17.2%	15.9%
Net sales decreased 11% in the third quarter of 2015 compared to the third quarter of 2014 due to a decrease of 8% from the impact of currency translation and 3% decline in organic sales. The decrease in organic sales is due to weakness in South American and Asian markets. Net sales decreased 7% in the first nine months of 2015 compared to the first nine months of 2014 due to a decrease of 8% from currency translation, partially offset by 1% growth in organic sales. The increase in organic sales for the nine months of 2015 was primarily due to improved demand in North American truck and automotive markets, partially offset by weakness in South American markets.
Operating margin decreased from 17.4% in the third quarter of 2014 to 15.2% in the third quarter of 2015. The decrease in operating margin for the third quarter of 2015 is primarily due to $29 of restructuring charges, partially offset by favorable product mix, $2 of savings from the restructuring actions in the third quarter, and savings results from cost control measures. Operating margin increased from 15.9% in the first nine months of 2014 to 17.2% in the first nine months of 2015. The increase in operating margin in the first nine months of 2015 was primarily due to favorable mix, savings resulting from cost control measures, $2 of savings from the restructuring activities in the third quarter, and efficiencies generated from certain restructuring actions taken in 2014, partially offset by $29 of restructuring charges in the third quarter.
Corporate Expense

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
	2015	2014		2015	2014
Litigation settlements	$—	$—	NM	$—	$644	NM
Amortization of intangible assets	102	107	(5)%	306	326	(6)%
Interest expense - net	59	56	5%	175	173	1%
Pension and other postretirement benefits expense	38	31	23%	99	114	(13)%
Gain on divestiture of Aerospace businesses	—	2	NM	—	(154)	NM
Other corporate expense - net	59	62	(5)%	168	197	(15)%
Total corporate expense	$258	$258	—%	$748	$1,300	(42)%
Total corporate expense remained flat at $258 for the third quarter of 2015 as compared to the third quarter of 2014. Total corporate expense decreased 42% from $1,300 in the first nine months of 2014 to $748 in first nine months of 2015. The decrease in Total corporate expense for nine months ended September 30, 2015 was primarily due to litigation settlements of $644 incurred in the second quarter of 2014, partially offset by a gain of $154 on the divestiture of Eaton's Aerospace Power Distribution Management Solutions and Integrated Cockpit Solutions businesses. Excluding the litigation settlement charge and gain on sale, corporate expenses decreased 8% for the nine months ending September 30, 2015 as compared to nine months ended September 30, 2014 due to lower Amortization of intangible assets expense, lower Pension and other postretirement benefits expense related to lower lump sum settlements in the first quarter of 2015, and a decrease in Other corporate expenses - net due to cost control measures.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Financial Condition and Liquidity
Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk. The Company maintains access to the commercial paper markets through a commercial paper program, which is supported by credit facilities in the aggregate principal amount of $2,000. There were no borrowings outstanding under these revolving credit facilities at September 30, 2015. Over the course of a year, cash, short-term investments and short-term debt may fluctuate in order to manage global liquidity. Eaton believes its operating flexibility, cash flow, cash and short-term investment balances, and access to capital markets are substantially in excess of the liquidity necessary to meet future operating needs of the business as well as scheduled payments of long-term debt.
Eaton was in compliance with each of its debt covenants for all periods presented.
Sources and Uses of Cash
Operating Cash Flow
Net cash provided by operating activities was $1,629 in the first nine months of 2015, an increase of $695 compared to $934 in the first nine months of 2014. The increase in net cash provided by operating activities in 2015 was primarily due to payments totaling $654 for the Meritor, Triumph and related litigation that occurred in the third quarter of 2014.
Investing Cash Flow
Net cash used in investing activities was $373 in the first nine months of 2015, a decrease of $666 compared to net cash provided by investing activities of $293 in the first nine months of 2014. Investing cash flows were impacted by a $369 decline in proceeds from the sale of short-term investments, which totaled $445 in 2014 and $76 in 2015. The investing cash flow decrease was also due to the absence of proceeds from the sale of businesses, which totaled $282 in 2014 and was related to the Aerospace divestitures. The remaining decrease is due to cash paid for acquisitions of businesses of $38 in 2015.
Financing Cash Flow
Net cash used in financing activities was $1,589 in the first nine months of 2015, an increase of $109 in the use of cash compared to $1,480 in the first nine months of 2014. The higher use of cash during 2015 was primarily due to increases of $187 in share repurchases and $71 in cash dividends. These financing cash outflows were offset by a decrease of $175 in payments on borrowings, which totaled $580 in the first nine months of 2014 and $405 in the first nine months of 2015.

FORWARD-LOOKING STATEMENTS
This Form 10-Q Report contains forward-looking statements concerning litigation developments, and the charges and benefits of restructuring actions, among other matters. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to Eaton, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside Eaton’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for the Company’s business segments; unanticipated downturns in business relationships with customers or their purchases from us; the availability of credit to customers and suppliers; competitive pressures on sales and pricing; unanticipated changes in the cost of material and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions or unexpected developments in any such pending proceedings; strikes or other labor unrest; the impact of acquisitions and divestitures; unanticipated difficulties integrating acquisitions; new laws and governmental regulations; interest rate changes; tax rate changes or exposure to additional income tax liability; stock market and currency fluctuations; war, civil or political unrest or terrorism; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in exposures to market risk since December 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures - Pursuant to SEC Rule 13a-15, an evaluation was performed under the supervision and with the participation of Eaton’s management, including Alexander M. Cutler - Principal Executive Officer; and Richard H. Fearon - Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, management concluded that Eaton’s disclosure controls and procedures were effective as of September 30, 2015.
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
During the third quarter of 2015, there was no change in Eaton's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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
(c) Issuer's Purchases of Equity Securities
During the third quarter of 2015, 4.8 million ordinary shares were repurchased in the open market at a total cost of $284 million. These shares were repurchased under the program announced and approved by shareholders on April 24, 2013 and approved by the Board of Directors on October 22, 2013. A summary of the shares repurchased in the third quarter of 2015 follows:

Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July	1,825,000	$61.21	1,825,000	26,206,817
August	2,684,170	$58.62	2,684,170	23,522,647
September	276,781	$54.85	276,781	23,245,866
Total	4,785,951	$59.39	4,785,951

ITEM 6.	EXHIBITS.
Exhibits — See Exhibit Index attached.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON CORPORATION plc
Registrant

Date:	October 30, 2015	By:	/s/ Richard H. Fearon
Richard H. Fearon
Principal Financial Officer
(On behalf of the registrant and as Principal Financial Officer)

Eaton Corporation plc
Third Quarter 2015 Report on Form 10-Q
Exhibit Index

3 (i)	Certificate of Incorporation - Incorporated by reference to the Form S-8 filed November 30, 2012

3 (ii)	Amended and restated Memorandum and Articles of Incorporation - Incorporated by reference to the Form 10-Q Report for the three months ended September 30, 2012

4 (a)	Pursuant to Regulation S-K Item 601(b)(4), Eaton agrees to furnish to the SEC, upon request, a copy of the instruments defining the rights of holders of its other long-term debt

12	Ratio of Earnings to Fixed Charges — Filed in conjunction with this Form 10-Q Report *

31.1	Certification of Principal Executive Officer (Pursuant to Rule 13a-14(a)) — Filed in conjunction with this Form 10-Q Report *

31.2	Certification of Principal Financial Officer (Pursuant to Rule 13a-14(a)) — Filed in conjunction with this Form 10-Q Report *

32.1	Certification of Principal Executive Officer (Pursuant to Rule 13a-14(b) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act) — Filed in conjunction with this Form 10-Q Report *

32.2	Certification of Principal Financial Officer (Pursuant to Rule 13a-14(b) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act) — Filed in conjunction with this Form 10-Q Report *

91.1	FRS 102 Notification (incorporated herein by reference to Exhibit 91.1 to Form 10-Q for the quarter ended June 30, 2015 filed with the Securities and Exchange Commission on July 29, 2015.)

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Label Definition Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
_______________________________

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the three months ended September 30, 2015 and 2014, (ii) Consolidated Statements of Comprehensive Income for the three months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 and (v) Notes to Condensed Consolidated Financial Statements for the nine months ended September 30, 2015.