Form 10-K
period 2015-12-31
Eaton Corp plc
filed 2016-02-24
CIK 1551182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended December 31, 2015
Commission file number 000-54863

EATON CORPORATION plc
(Exact name of registrant as specified in its charter)

Ireland	98-1059235
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Eaton House, 30 Pembroke Road, Dublin 4, Ireland	-
(Address of principal executive offices)	(Zip code)

+353 1637 2900
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of Ordinary Shares held by non-affiliates of the registrant as of June 30, 2015 was $31.6 billion.
As of January 31, 2016, there were 458.9 million Ordinary Shares outstanding.
Documents Incorporated By Reference
Portions of the Proxy Statement for the 2016 annual shareholders meeting are incorporated by reference into Part III.

Part I

Item 1. Business.
Eaton Corporation plc (Eaton or the Company) is a power management company with 2015 net sales of $20.9 billion. The Company provides energy-efficient solutions that help its customers effectively manage electrical, hydraulic and mechanical power more efficiently, safely and sustainably. Eaton has approximately 97,000 employees in over 60 countries and sells products to customers in more than 175 countries.
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
Business Segment Information
Information by business segment and geographic region regarding principal products, principal markets, methods of distribution, net sales, operating profit and assets is presented in Note 15 of the Notes to the Consolidated Financial Statements. Additional information regarding Eaton's segments and business is presented below.
Electrical Products and Electrical Systems and Services
Principal methods of competition in these segments are performance of products and systems, technology, customer service and support, and price. Eaton has a strong competitive position in these segments and, with respect to many products, is considered among the market leaders. In normal economic cycles, sales of these segments are historically lower in the first quarter and higher in the third and fourth quarters of a year. In 2015, 15% of these segments' sales were made to four large distributors of electrical products and electrical systems and services.
Hydraulics
Principal methods of competition in this segment are product performance, geographic coverage, service, and price. Eaton has a strong competitive position in this segment and, with respect to many products, is considered among the market leaders. Sales of this segment are historically higher in the first and second quarters and lower in the third and fourth quarters of the year. In 2015, 12% of this segment's sales were made to three large original equipment manufacturers or distributors of agricultural, construction, and industrial equipment and parts.
Aerospace
Principal methods of competition in this segment are total cost of ownership, product and system performance, quality, design engineering capabilities, and timely delivery. Eaton has a strong competitive position in this segment and, with respect to many products and platforms, is considered among the market leaders. In 2015, 31% of this segment's sales were made to three large original equipment manufacturers of aircraft.
Vehicle
Principal methods of competition in this segment are product performance, technology, global service, and price. Eaton has a strong competitive position in this segment and, with respect to many products, is considered among the market leaders. In 2015, 69% of this segment's sales were made to eight large original equipment manufacturers of vehicles and related components.
Information Concerning Eaton's Business in General
Raw Materials
Eaton's major requirements for raw materials include iron, steel, copper, nickel, aluminum, brass, tin, silver, lead, molybdenum, titanium, vanadium, rubber, plastic, electronic components, insulating materials and fluids. Materials are purchased in various forms, such as extrusions, castings, powder metal, metal sheets and strips, forging billets, bar stock, and plastic pellets. Raw materials, as well as parts and other components, are purchased from many suppliers. Under normal circumstances, the Company has no difficulty obtaining its raw materials. In 2015, Eaton maintained appropriate levels of inventory to prevent shortages and did not experience any availability constraints.

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
Order Backlog
A significant portion of open orders placed with Eaton are by original equipment manufacturers or distributors. These open orders are not considered firm as they have been historically subject to month-to-month releases by customers. In measuring backlog orders, only the amount of orders to which customers are firmly committed are included. Using this criterion, total backlog at December 31, 2015 and 2014 was approximately $4.1 billion and $4.4 billion, respectively. Backlog should not be relied upon as being indicative of results of operations for future periods.
Research and Development
Research and development expenses for new products and improvement of existing products in 2015, 2014 and 2013 were $625 million, $647 million, and $644 million, respectively. Over the past five years, the Company has invested approximately $2.8 billion in research and development.
Environmental Contingencies
Operations of the Company involve the use and disposal of certain substances regulated under environmental protection laws. Eaton continues to modify processes on an ongoing, regular basis in order to reduce the impact on the environment, including the reduction or elimination of certain chemicals used in, and wastes generated from, operations. Compliance with laws that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, are not expected to have a material adverse effect upon earnings or the competitive position of the Company. Eaton's estimated capital expenditures for environmental control facilities are not expected to be material for 2016 and 2017. Information regarding the Company's liabilities related to environmental matters is presented in Note 8 of the Notes to the Consolidated Financial Statements.

Item 1A. Risk Factors.
Among the risks that could materially adversely affect Eaton's businesses, financial condition or results of operations are the following:
Volatility of end markets that Eaton serves.
Eaton's segment revenues, operating results, and profitability have varied in the past and may vary from quarter to quarter in the future. Profitability can be negatively impacted by volatility in the end markets that Eaton serves. The Company has undertaken measures to reduce the impact of this volatility through diversification of the markets it serves and expansion of the geographic regions in which it operates. Future downturns in any of the markets could adversely affect revenues, operating results, and profitability.
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
Eaton is subject to income taxes in many jurisdictions around the world. Income tax liabilities are subject to the allocation of income among various tax jurisdictions. The Company's effective tax rate could be affected by changes in the mix among earnings in countries with differing statutory tax rates, changes in the valuation allowance of deferred tax assets, or changes in tax laws. During 2015, the Organization for Economic Cooperation and Development, in conjunction with the G20, finalized substantial, broad-based international tax policy guidelines that involve transfer pricing and other international tax subjects. These policy guidelines could be interactive with other tax law changes which may result in a risk of double taxation. The amount of income taxes paid is subject to ongoing audits by tax authorities in the countries in which Eaton operates. If these audits result in assessments different from amounts reserved, future financial results may include unfavorable adjustments to the Company's tax liabilities.
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
At any given time, Eaton may be subject to litigation, the disposition of which may have a material adverse effect on the Company's businesses, financial condition or results of operations. Information regarding current legal proceedings is presented in Note 8 and Note 9 of the Notes to the Consolidated Financial Statements.
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

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Eaton's principal executive offices are located at Eaton House, 30 Pembroke Road, Dublin 4, Ireland. The Company maintains manufacturing facilities at 345 locations in 43 countries. The Company is a lessee under a number of operating leases for certain real properties and equipment, none of which is material to its operations. Management believes that the existing manufacturing facilities are adequate for its operations and that the facilities are maintained in good condition.

Item 3. Legal Proceedings.
Information regarding the Company's current legal proceedings is presented in Note 8 and Note 9 of the Notes to the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures.
Not applicable.

Executive Officers of the Registrant
Information regarding executive officers of the Company is presented in Item 10 of this Form 10-K Report.

Part II

Item 5. Market for the Registrant's Ordinary Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company's ordinary shares are listed for trading on the New York Stock Exchange. At December 31, 2015, there were 18,538 holders of record of the Company's ordinary shares. Additionally, 23,559 current and former employees were shareholders through participation in the Eaton Savings Plan (ESP), Eaton Personal Investment Plan (EPIP), Eaton Puerto Rico Retirement Savings Plan, and the Cooper Retirement Savings and Stock Ownership Plan.
Information regarding cash dividends paid, and the high and low market price per ordinary share, for each quarter in 2015 and 2014 is presented in “Quarterly Data” of this Form 10-K. Information regarding equity-based compensation plans required by Regulation S-K Item 201(d) is provided in Item 12 of this Form 10-K Report.
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
Issuer's Purchases of Equity Securities
During the fourth quarter of 2015, 4.1 million ordinary shares were repurchased in the open market at a total cost of $228 million. These shares were repurchased under the program approved by the Board of Directors on October 22, 2013 (the 2013 Program). A summary of the shares repurchased in the fourth quarter of 2015 follows:

Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
October	—	$—	—	$896
November	3,443,941	$56.38	3,443,941	$702
December	651,652	$52.03	651,652	$668
Total	4,095,593	$55.69	4,095,593
On February 24, 2016, the Board of Directors approved a new program authorizing share repurchases up to $2.5 billion. This program will supersede the 2013 Program.
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

Item 8. Financial Statements and Supplementary Data.
The reports of the independent registered public accounting firm, consolidated financial statements, and notes to consolidated financial statements are presented in Item 15 of this Form 10-K.
Information regarding selected quarterly financial information for 2015 and 2014 is presented in “Quarterly Data” of this Form 10-K.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures - Pursuant to SEC Rule 13a-15, an evaluation was performed under the supervision and with the participation of Eaton's management, including Alexander M. Cutler - Principal Executive Officer; and Richard H. Fearon - Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, Eaton's management concluded that the Company's disclosure controls and procedures were effective as of December 31, 2015.
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
Pursuant to Section 404 of the Sarbanes Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, Eaton has included a report of management's assessment of the effectiveness of internal control over financial reporting, which is included in Item 15 of this Form 10-K.
“Report of Independent Registered Public Accounting Firm” relating to internal control over financial reporting as of December 31, 2015 is included in Item 15 of this Form 10-K.
During the fourth quarter of 2015, there was no change in Eaton's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Item 9B. Other Information.
None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.
Information required with respect to the directors of the Company is set forth under the caption “Election of Directors” in the Company's definitive Proxy Statement to be filed on or about March 18, 2016, and is incorporated by reference.
A listing of executive officers, their ages, positions and offices held over the past five years, as of February 1, 2016, follows:

Name	Age	Position (Date elected to position)
Alexander M. Cutler	64	Chairman of Eaton Corporation plc (November 30, 2012 - present)
		Chief Executive Officer of Eaton Corporation (August 1, 2000 - present)
		Director of Eaton Corporation (September 22, 1993 - November 30, 2012)

Craig Arnold	55	Director of Eaton Corporation plc (September 1, 2015 - present)
		President and Chief Operating Officer of Eaton Corporation (September 1, 2015 - present)
		Vice Chairman and Chief Operating Officer - Industrial Sector of Eaton Corporation
		(February 1, 2009 - August 31, 2015)

Richard H. Fearon	59	Director of Eaton Corporation plc (September 1, 2015 - present)
		Vice Chairman and Chief Financial and Planning Officer of Eaton Corporation
		(April 24, 2002 - present)

Revathi Advaithi	48	Chief Operating Officer - Electrical Sector of Eaton Corporation
		(September 1, 2015 - present)
		President of Electrical Sector, Americas of Eaton Corporation
		(April 1, 2012 - August 31, 2015)
		President, Electrical Sector, Asia Pacific of Eaton Corporation (July 1, 2009 - March 31, 2012)

Uday Yadav	52	Chief Operating Officer - Industrial Sector of Eaton Corporation
		(September 1, 2015 - present)
		President of Aerospace Group of Eaton Corporation (August 1, 2012 - August 31, 2015)
		Executive Vice President, Eaton Business System (January 1, 2010 - July 31, 2012)

Cynthia K. Brabander	54	Executive Vice President and Chief Human Resources Officer of Eaton Corporation
		(March 1, 2012 - present)
		Senior Vice President, Human Resources of Gates Corporation
		(April 11, 2009 - January 10, 2012)

Mark M. McGuire	58	Executive Vice President and General Counsel of Eaton Corporation
		(December 1, 2005 - present)

Thomas E. Moran	51	Senior Vice President and Secretary of Eaton Corporation plc (November 27, 2012 - present)
		Senior Vice President and Secretary of Eaton Corporation (October 1, 2008 - January 1, 2013)

Ken D. Semelsberger	54	Senior Vice President and Controller of Eaton Corporation (November 1, 2013 - present)
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

Information required with respect to compliance with Section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting” in the Company's definitive Proxy Statement to be filed on or about March 18, 2016, and is incorporated by reference.
The Company has adopted a Code of Ethics, which applies to the directors, officers and employees worldwide. This document is available on the Company's website at http://www.eaton.com.
There were no changes during the fourth quarter 2015 to the procedures by which security holders may recommend nominees to the Company's Board of Directors.
Information related to the Audit Committee, and members of the Committee that are financial experts, is set forth under the caption “Board Committees - Audit Committee” in the definitive Proxy Statement to be filed on or about March 18, 2016, and is incorporated by reference.

Item 11. Executive Compensation.
Information required with respect to executive compensation is set forth under the caption “Compensation Discussion and Analysis” in the Company's definitive Proxy Statement to be filed on or about March 18, 2016, and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required with respect to securities authorized for issuance under equity-based compensation plans is set forth under the caption “Equity Compensation Plans” in the Company's definitive Proxy Statement to be filed on or about March 18, 2016, and is incorporated by reference.
Information required with respect to security ownership of certain beneficial owners, is set forth under the caption “Share Ownership Tables” in the Company's definitive Proxy Statement to be filed on or about March 18, 2016, and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required with respect to certain relationships and related transactions is set forth under the caption “Review of Related Person Transactions” in the Company's definitive Proxy Statement to be filed on or about March 18, 2016, and is incorporated by reference.
Information required with respect to director independence is set forth under the caption “Director Independence” in the Company's definitive Proxy Statement to be filed on or about March 18, 2016, and is incorporated by reference.

Item 14. Principal Accounting Fees and Services.
Information required with respect to principal accountant fees and services is set forth under the caption “Audit Committee Report” in the Company's definitive Proxy Statement to be filed on or about March 18, 2016, and is incorporated by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	(1) The reports of the independent registered public accounting firm, consolidated financial statements and notes to consolidated financial statements are included in Item 8 above:
Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Income - Years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income - Years ended December 31, 2015, 2014 and 2013
Consolidated Balance Sheets - December 31, 2015 and 2014
Consolidated Statements of Cash Flows - Years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Shareholders' Equity - Years ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements
(2) All other schedules for which provision is made in Regulation S-X of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.
(3) Exhibits incorporated by reference to or filed in conjunction with this form 10-K are listed in the Exhibit Index.

(b)	Exhibits
Certain exhibits required by this portion of Item 15 are filed as a separate section of this Form 10-K Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON CORPORATION plc
Registrant

Date:	February 24, 2016	By:	/s/ Richard H. Fearon
Richard H. Fearon
(On behalf of the registrant and as Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
Date: February 24, 2016

Signature	Title

*
Alexander M. Cutler	Principal Executive Officer; Director

*		*
Ken D. Semelsberger	Principal Accounting Officer	Sandra Pianalto	Director

*		*
Craig Arnold	Director	Todd M. Bluedorn	Director

*		*
Christopher M. Connor	Director	Michael J. Critelli	Director

*		*
Charles E. Golden	Director	Linda A. Hill	Director

/s/ Richard H. Fearon		*
Richard H. Fearon	Director	Ned C. Lautenbach	Director

*		/s/ Gregory R. Page
Arthur E. Johnson	Director	Gregory R. Page	Director

*		*
Deborah L. McCoy	Director	Gerald B. Smith	Director

*By	/s/ Richard H. Fearon
Richard H. Fearon, Attorney-in-Fact for the officers and directors signing in the capacities indicated

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Eaton Corporation plc
We have audited the accompanying consolidated balance sheets of Eaton Corporation plc (“the Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 24, 2016 expressed an unqualified opinion thereon.
As discussed in Note 1 to the consolidated financial statements, the Company changed its presentation of deferred income taxes effective December 31, 2015.

/s/ Ernst & Young LLP
Cleveland, Ohio
February 24, 2016

MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

We have prepared the accompanying consolidated financial statements and related information of Eaton Corporation plc ("Eaton") included herein for the three years ended December 31, 2015. The primary responsibility for the integrity of the financial information included in this annual report rests with management. The financial information included in this annual report has been prepared in accordance with accounting principles generally accepted in the United States based on our best estimates and judgments and giving due consideration to materiality. The opinion of Ernst & Young LLP, Eaton's independent registered public accounting firm, on those financial statements is included herein.
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
The Board of Directors pursues its responsibility for the quality of Eaton's financial reporting primarily through its Audit Committee, which is composed of five independent directors. The Audit Committee meets regularly with management, the internal auditors and the independent registered public accounting firm to ensure that they are meeting their responsibilities and to discuss matters concerning accounting, control, audits and financial reporting. The internal auditors and independent registered public accounting firm have full and free access to senior management and the Audit Committee.

/s/ Alexander M. Cutler	/s/ Richard H. Fearon	/s/ Ken D. Semelsberger
Principal Executive Officer	Principal Financial Officer	Principal Accounting Officer

February 24, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Eaton Corporation plc

We have audited Eaton Corporation plc’s (“the Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 24, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio
February 24, 2016

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Eaton Corporation plc ("Eaton") is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act rules 13a-15(f)).
Under the supervision and with the participation of Eaton's management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In conducting this evaluation, we used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework). Based on this evaluation under the framework referred to above, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2015.
The independent registered public accounting firm Ernst & Young LLP has issued an audit report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. This report is included herein.

/s/ Alexander M. Cutler	/s/ Richard H. Fearon	/s/ Ken D. Semelsberger
Principal Executive Officer	Principal Financial Officer	Principal Accounting Officer

February 24, 2016

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31
(In millions except for per share data)	2015	2014	2013
Net sales	$20,855	$22,552	$22,046

Cost of products sold	14,292	15,646	15,369
Selling and administrative expense	3,596	3,810	3,886
Litigation settlements	—	644	—
Research and development expense	625	647	644
Interest expense - net	232	227	271
Other income - net	(35)	(183)	(8)
Income before income taxes	2,145	1,761	1,884
Income tax expense (benefit)	164	(42)	11
Net income	1,981	1,803	1,873
Less net income for noncontrolling interests	(2)	(10)	(12)
Net income attributable to Eaton ordinary shareholders	$1,979	$1,793	$1,861

Net income per share attributable to Eaton ordinary shareholders
Diluted	$4.23	$3.76	$3.90
Basic	4.25	3.78	3.93

Weighted-average number of ordinary shares outstanding
Diluted	467.1	476.8	476.7
Basic	465.5	474.1	473.5

Cash dividends declared per ordinary share	$2.20	$1.96	$1.68
The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31
(In millions)	2015	2014	2013
Net income	$1,981	$1,803	$1,873
Less net income for noncontrolling interests	(2)	(10)	(12)
Net income attributable to Eaton ordinary shareholders	1,979	1,793	1,861

Other comprehensive (loss) income, net of tax
Currency translation and related hedging instruments	(1,078)	(1,019)	(28)
Pensions and other postretirement benefits	111	(315)	429
Cash flow hedges	3	(5)	3
Other comprehensive (loss) income attributable to Eaton ordinary shareholders	(964)	(1,339)	404

Total comprehensive income attributable to Eaton ordinary shareholders	$1,015	$454	$2,265
The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED BALANCE SHEETS

	December 31
(In millions)	2015	2014
Assets
Current assets
Cash	$268	$781
Short-term investments	177	245
Accounts receivable - net	3,479	3,667
Inventory	2,323	2,428
Deferred income taxes	—	593
Prepaid expenses and other current assets	369	386
Total current assets	6,616	8,100

Property, plant and equipment
Land and buildings	2,383	2,343
Machinery and equipment	5,501	5,621
Gross property, plant and equipment	7,884	7,964
Accumulated depreciation	(4,319)	(4,214)
Net property, plant and equipment	3,565	3,750

Other noncurrent assets
Goodwill	13,479	13,893
Other intangible assets	6,014	6,556
Deferred income taxes	362	228
Other assets	995	1,002
Total assets	$31,031	$33,529

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$426	$2
Current portion of long-term debt	242	1,008
Accounts payable	1,758	1,940
Accrued compensation	366	420
Other current liabilities	1,833	1,985
Total current liabilities	4,625	5,355

Noncurrent liabilities
Long-term debt	7,781	8,024
Pension liabilities	1,586	1,812
Other postretirement benefits liabilities	440	513
Deferred income taxes	390	901
Other noncurrent liabilities	978	1,085
Total noncurrent liabilities	11,175	12,335

Shareholders’ equity
Ordinary shares (458.8 million outstanding in 2015 and 467.9 million in 2014)	5	5
Capital in excess of par value	11,701	11,605
Retained earnings	7,346	7,078
Accumulated other comprehensive loss	(3,863)	(2,899)
Shares held in trust	(3)	(3)
Total Eaton shareholders’ equity	15,186	15,786
Noncontrolling interests	45	53
Total equity	15,231	15,839
Total liabilities and equity	$31,031	$33,529
The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31
(In millions)	2015	2014	2013
Operating activities
Net income	$1,981	$1,803	$1,873
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	925	983	997
Deferred income taxes	(100)	(382)	(311)
Pension and other postretirement benefits expense	323	293	384
Contributions to pension plans	(330)	(362)	(341)
Contributions to other postretirement benefits plans	(31)	(40)	(59)
Excess tax benefit from equity-based compensation	(1)	(20)	(32)
Gain on sale of businesses	—	(68)	(2)
Changes in working capital
Accounts receivable - net	5	(205)	(231)
Inventory	(20)	(152)	(92)
Accounts payable	(120)	49	86
Accrued compensation	(28)	(32)	—
Accrued income and other taxes	(9)	(73)	1
Other current assets	7	73	(42)
Other current liabilities	(76)	8	(46)
Other - net	(155)	3	100
Net cash provided by operating activities	2,371	1,878	2,285

Investing activities
Capital expenditures for property, plant and equipment	(506)	(632)	(614)
Cash (paid for) received from acquisitions of businesses, net of cash acquired	(72)	2	(9)
Sales (purchases) of short-term investments - net	37	522	(288)
Proceeds from sales of businesses	1	282	777
Other - net	(35)	(31)	(68)
Net cash (used in) provided by investing activities	(575)	143	(202)

Financing activities
Proceeds from borrowings	425	—	9
Payments on borrowings	(1,027)	(582)	(1,096)
Cash dividends paid	(1,026)	(929)	(796)
Exercise of employee stock options	52	54	121
Repurchase of shares	(682)	(650)	—
Excess tax benefit from equity-based compensation	1	20	32
Other - net	(10)	(43)	(6)
Net cash used in financing activities	(2,267)	(2,130)	(1,736)

Effect of currency on cash	(42)	(25)	(9)
Total (decrease) increase in cash	(513)	(134)	338
Cash at the beginning of the period	781	915	577
Cash at the end of the period	$268	$781	$915

The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at January 1, 2013	470.7	$5	$11,271	$5,805	$(1,964)	$(4)	$15,113	$65	$15,178
Net income	—	—	—	1,861	—	—	1,861	12	1,873
Other comprehensive income, net of tax					404		404	—	404
Cash dividends paid	—	—	—	(796)	—	—	(796)	(5)	(801)
Issuance of shares under equity-based compensation plans - net (net of income tax benefit of $32)	4.4	—	212	(4)	—	1	209	—	209
Balance at December 31, 2013	475.1	5	11,483	6,866	(1,560)	(3)	16,791	72	16,863
Net income	—	—	—	1,793	—	—	1,793	10	1,803
Other comprehensive loss, net of tax					(1,339)		(1,339)	—	(1,339)
Cash dividends paid	—	—	—	(929)	—	—	(929)	(5)	(934)
Issuance of shares under equity-based compensation plans - net (net of income tax benefit of $20)	2.4	—	136	(2)	—	—	134	—	134
Purchase of additional noncontrolling interest of consolidated subsidiaries	—	—	(14)	—	—	—	(14)	(24)	(38)
Repurchase of shares	(9.6)	—	—	(650)	—	—	(650)	—	(650)
Balance at December 31, 2014	467.9	5	11,605	7,078	(2,899)	(3)	15,786	53	15,839
Net income	—	—	—	1,979	—	—	1,979	2	1,981
Other comprehensive loss, net of tax					(964)		(964)	—	(964)
Cash dividends paid	—	—	—	(1,026)	—	—	(1,026)	(9)	(1,035)
Issuance of shares under equity-based compensation plans - net (net of income tax benefit of $1)	2.2	—	99	(3)	—	—	96	—	96
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	(3)	—	—	—	(3)	(1)	(4)
Repurchase of shares	(11.3)	—	—	(682)	—	—	(682)	—	(682)
Balance at December 31, 2015	458.8	$5	$11,701	$7,346	$(3,863)	$(3)	$15,186	$45	$15,231
The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts are in millions unless indicated otherwise (per share data assume dilution).

Note 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General Information and Basis of Presentation
Eaton Corporation plc (Eaton or the Company) is a power management company with 2015 net sales of $20.9 billion. The Company provides energy-efficient solutions that help its customers effectively manage electrical, hydraulic and mechanical power more efficiently, safely and sustainably. Eaton has approximately 97,000 employees in over 60 countries and sells products to customers in more than 175 countries.
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
The consolidated financial statements include the accounts of Eaton and all subsidiaries and other entities it controls. Intercompany transactions and balances have been eliminated. The equity method of accounting is used for investments in associate companies where the Company has significant influence and generally a 20% to 50% ownership interest. Equity investments are evaluated for impairment whenever events or circumstances indicate the book value of the investment exceeds fair value. An impairment would exist if there is an other-than-temporary decline in value. These associate companies are not material either individually, or in the aggregate, to Eaton's consolidated financial statements. Eaton does not have off-balance sheet arrangements or financings with unconsolidated entities. In the ordinary course of business, the Company leases certain real properties and equipment, as described in Note 8.
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
During the fourth quarter of 2015, the Company early adopted Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17). ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the Company's consolidated balance sheet starting in 2017. The Company elected to apply this standard prospectively for 2015 financial statements. As a result, prior periods were not retrospectively adjusted.
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

Goodwill and Indefinite Life Intangible Assets
Goodwill is evaluated annually for impairment as of July 1 using either a quantitative or qualitative analysis. Goodwill is tested for impairment at the reporting unit level, which is equivalent to Eaton's operating segments and based on the net assets for each segment, including goodwill and intangible assets. Goodwill is assigned to each operating segment, as this represents the lowest level that constitutes a business and is the level at which management regularly reviews the operating results. The Company performs a quantitative analysis using a discounted cash flow model and other valuation techniques, but may elect to perform a qualitative analysis. The discounted cash flow model considers forecasted cash flows discounted at an estimated weighted-average cost of capital. The forecasted cash flows are based on the Company's long-term operating plan and a terminal value is used to estimate the operating segment's cash flows beyond the period covered by the operating plan. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market holders of a business enterprise. These analyses require the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates and the timing of expected future cash flows of the respective reporting unit. Sensitivity analyses are performed in order to assess the reasonableness of the assumptions and the resulting estimated fair values. Additionally, goodwill is evaluated for impairment whenever an event occurs or circumstances change that would indicate that it is more likely than not that the fair value of an operating segment is less than its carrying amount.
Goodwill impairment testing for 2015 and 2014 was performed using a qualitative analysis, which is performed by assessing certain trends and factors, including projected market outlook and growth rates, forecasted and actual sales and operating profit margins, discount rates, industry data, and other relevant qualitative factors. These trends and factors are compared to, and based on, the assumptions used in the most recent quantitative assessment, performed in 2013. The results of these qualitative analyses did not indicate a need to perform a quantitative analysis.
Based on qualitative analyses performed in 2015 and 2014 and a quantitative analysis performed in 2013, the fair values of Eaton's reporting units continue to substantially exceed the respective carrying amounts.
Indefinite life intangible assets consist of trademarks. They are evaluated annually for impairment as of July 1 using either a quantitative or qualitative analysis to determine whether their fair values exceed their respective carrying amounts. Indefinite life intangible asset impairment testing for 2015 and 2014 was performed using a quantitative analysis. The Company determines the fair value of these assets using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability. Additionally, indefinite life intangible assets are evaluated for impairment whenever an event occurs or circumstances change that would indicate that it is more likely than not that the asset is impaired. For 2015 and 2014, the fair value of indefinite lived intangible assets substantially exceeded the respective carrying value.
For additional information about goodwill and other intangible assets, see Note 5.
Other Long-Lived Assets
Depreciation and amortization for property, plant and equipment, and intangible assets subject to amortization, are generally computed by the straight-line method and included in Cost of products sold, Selling and administrative expense, and Research and development expense, as appropriate. Cost of buildings are depreciated generally over 40 years and machinery and equipment over 3 to 10 years. At December 31, 2015, the weighted-average amortization period for intangible assets subject to amortization was 17 years for patents and technology, primarily as a result of the long life of aircraft platforms; 17 years for customer relationships; and 16 years for trademarks. Software is generally amortized up to a life of 10 years.
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
Net actuarial gains or losses are amortized to expense on a plan-by-plan basis when they exceed the accounting corridor. The Company’s corridors are set at either 8% or 10%, depending on the plan, of the greater of the plan assets or benefit obligations. Gains or losses outside of the corridor are subject to amortization over an average employee future service period that differs by plan, but is approximately 11 years on a weighted average basis. If most or all of the plan’s participants are no longer actively accruing benefits, the average life expectancy is used.

Warranty Accruals
Product warranty accruals are established at the time the related sale is recognized through a charge to Cost of products sold. Warranty accrual estimates are based primarily on historical warranty claim experience and specific customer contracts. Provisions for warranty accruals are comprised of basic warranties for products sold, as well as accruals for product recalls and other events when they are known and estimable. See Note 8 for additional information about warranty accruals.
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
Income Taxes
Deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax basis of the respective assets and liabilities, using enacted tax rates in effect for the year when the differences are expected to reverse. Deferred income tax assets are recognized for income tax loss carryforwards and income tax credit carryforwards. Judgment is required in determining and evaluating income tax provisions and valuation allowances for deferred income tax assets. Eaton recognizes the income tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. Eaton evaluates and adjusts these accruals based on changing facts and circumstances. Eaton recognizes interest and penalties related to unrecognized income tax benefits in the provision for income tax expense. Penalties on unrecognized income tax benefits have been accrued for jurisdictions where penalties are automatically applied to any deficiency, regardless of the merit of the position. For additional information about income taxes, see Note 9.
Equity-Based Compensation
Eaton recognizes equity-based compensation expense based on the grant date fair value of the award. Awards with service conditions are expensed over the period during which an employee is required to provide service in exchange for the award. Awards with both service and performance conditions are expensed over the period an employee is required to provide service based on the number of units for which achievement of the performance objective is probable. Participants awarded restricted stock units (RSUs) do not receive dividends; therefore, their fair value is determined by reducing the closing market price of the Company’s ordinary shares on the date of grant by the present value of the estimated dividends had they been paid. The RSUs entitle the holder to receive one ordinary share for each RSU upon vesting, generally over three or four years. The fair value of restricted stock awards (RSAs) and performance share units (PSUs) are determined based on the closing market price of the Company’s ordinary shares at the date of grant. RSAs are issued and outstanding at the time of grant, but remain subject to forfeiture until vested, generally over three or four years. PSUs are entitled to receive one ordinary share for each PSU that vests based on satisfaction of a three-year service period and the achievement of certain performance metrics. Stock options are granted with an exercise price equal to the closing market price of Eaton ordinary shares on the date of grant. The fair value of stock options is determined using a Black-Scholes option-pricing model, which incorporates assumptions regarding the expected volatility, the expected option life, the risk-free interest rate, and the expected dividend yield. See Note 11 for additional information about equity-based compensation.
Derivative Financial Instruments and Hedging Activities
Eaton uses derivative financial instruments to manage the exposure to the volatility in raw material costs, currency, and interest rates on certain debt. These instruments are marked to fair value in the accompanying Consolidated Balance Sheets. Changes in the fair value of derivative assets or liabilities (i.e., gains or losses) are recognized depending upon the type of hedging relationship and whether an instrument has been designated as a hedge. For those instruments that qualify for hedge accounting, Eaton designates the hedging instrument, based upon the exposure being hedged, as a cash flow hedge, a fair value hedge, or a hedge of a net investment in a foreign operation. Changes in fair value of these instruments that do not qualify for hedge accounting are recognized immediately in net income. See Note 13 for additional information about hedges and derivative financial instruments.

Recently Issued Accounting Pronouncement
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09). This accounting standard supersedes all existing US GAAP revenue recognition guidance. Under ASU 2014-09, a company will recognize revenue when it transfers the control of promised goods or services to customers in an amount that reflects the consideration which the company expects to collect in exchange for those goods or services. ASU 2014-09 will require additional disclosures in the notes to the consolidated financial statements and is effective for annual and interim reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date (ASU 2015-14). This accounting standard defers the effective date of ASU 2014-09 for one year and permits early adoption as of the original effective date. Eaton is evaluating the impact of ASU 2014-09 and an estimate of the impact to the consolidated financial statements cannot be made at this time.

Note 2.	ACQUISITIONS AND SALES OF BUSINESSES
Acquisition of Ephesus Lighting, Inc.
On October 28, 2015, Eaton acquired Ephesus Lighting, Inc. (Ephesus). Ephesus is a leader in LED lighting for stadiums and other high lumen outdoor and industrial applications. Its sales over the last twelve months were $23. Ephesus is reported within the Electrical Products business segment.
Acquisition of UK Safety Technology Manufacturer Oxalis Group Ltd.
On January 12, 2015, Eaton acquired Oxalis Group Ltd. (Oxalis). Oxalis is a manufacturer of closed-circuit television camera stations, public address and general alarm systems and other electrical products for the hazardous area, marine and industrial communications markets. Its sales over the last twelve months were $9. Oxalis is reported within the Electrical Systems and Services business segment.
Sale of Aerospace Power Distribution Management Solutions and Integrated Cockpit Solutions
On May 9, 2014, Eaton sold the Aerospace Power Distribution Management Solutions and Integrated Cockpit Solutions businesses to Safran for $270, which resulted in a pre-tax gain of $154.
Sale of Apex Tool Group, LLC
In July 2010, Cooper Industries plc (Cooper) formed a joint venture, named Apex Tool Group, LLC (Apex), with Danaher Corporation (Danaher). On February 1, 2013, Cooper and Danaher sold Apex to Bain Capital for approximately $1.6 billion.

Note 3.	ACQUISITION INTEGRATION CHARGES
Eaton incurs integration charges and transaction costs related to acquired businesses. A summary of these charges follows:

	2015	2014	2013
Acquisition integration charges
Electrical Products	$25	$66	$44
Electrical Systems and Services	15	51	37
Hydraulics	2	12	36
Total business segments	42	129	117
Corporate	5	25	37
Total acquisition integration charges	47	154	154

Transaction costs
Corporate	—	—	8
Financing fees	—	—	1
Total transaction costs	—	—	9

Total acquisition integration charges and transaction costs before income taxes	$47	$154	$163
Total after income taxes	$31	$102	$110
Per ordinary share - diluted	$0.07	$0.21	$0.23

Business segment integration charges in 2015 and 2014 related primarily to the integration of Cooper Industries plc, which was acquired in 2012. Business segment integration charges in 2013 related primarily to the integrations of Cooper and Polimer Kaucuk Sanayi ve Pazarlama A.S., which was acquired in 2012. These charges were included in Cost of products sold or Selling and administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment.
The integration of Cooper included costs related to restructuring activities Eaton undertook in an effort to gain efficiencies in selling, marketing, traditional back-office functions and manufacturing and distribution. These actions resulted in charges of $20 during 2015, comprised of severance costs and other expense totaling $1 and $19, respectively, of which $14 were incurred in the Electrical Products segment, and $6 were incurred in the Electrical Systems and Services segment. In 2014, we incurred $95 of charges related to Cooper restructuring activities, comprised of severance costs totaling $69 and other expenses totaling $26, of which $53 and $42 were recognized in the Electrical Products and Electrical Systems and Services business segments, respectively. During 2013, these actions, comprised primarily of severance costs, resulted in charges of $36, of which $19 and $17 were recognized in the Electrical Products and Electrical Systems and Services business segments, respectively.
Corporate integration charges related primarily to the acquisition of Cooper. These charges were included in Selling and administrative expense. In Business Segment Information, the charges were included in Other corporate expense - net.
Acquisition-related transaction costs, such as investment banking, legal, and other professional fees, and costs associated with change in control agreements, are not included as a component of consideration transferred in an acquisition but are expensed as incurred. Acquisition-related transaction costs in 2013 related to the acquisition of Cooper and were included in Corporate above. These charges were included in Selling and administrative expense, Interest expense - net and Other (income) expense - net. In Business Segment Information, the charges were included in Interest expense - net and Other corporate expense - net.
See Note 15 for additional information about business segments.

Note 4.	RESTRUCTURING CHARGES
During 2015, Eaton announced its commitment to undertake actions to reduce its cost structure in all business segments and at corporate. The restructuring charges incurred under this plan were $129 in 2015. These restructuring activities are anticipated to be $140 in 2016 and $130 in 2017.
A summary of restructuring charges by segment follows:

2015
Electrical Products	$12
Electrical Systems & Services	29
Hydraulics	31
Aerospace	5
Vehicle	34
Corporate	18
Total	$129
A summary of liabilities related to workforce reductions, plant closings and other associated costs announced in 2015 follows:

	Workforce reductions	Plant closing and other	Total
Balance at December 31, 2014	$—	$—	$—
Liability recognized	112	17	129
Payments	(59)	(3)	(62)
Other adjustments	1	(14)	(13)
Balance at December 31, 2015	$54	$—	$54
During 2014, Eaton undertook additional restructuring activities in an effort to gain efficiencies in operations. These actions resulted in charges of $54 during 2014, comprised of severance costs totaling $48 and other expenses totaling $6, of which $32, $16, $2 and $4 were recognized in the Vehicle, Hydraulics and Aerospace business segments, and Corporate, respectively.

These charges were included in Cost of products sold, Selling and administrative expenses or Other income-net, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment. See Note 15 for additional information about business segments.

Note 5.	GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill by segment follow:

	Electrical Products	Electrical Systems and Services	Hydraulics	Aerospace	Vehicle	Total
December 31, 2013	$7,189	$4,517	$1,385	$1,048	$356	$14,495
Goodwill written off from sale of businesses	—	—	—	(78)	—	(78)
Translation	(249)	(203)	(58)	(8)	(6)	(524)
December 31, 2014	6,940	4,314	1,327	962	350	13,893
Additions	31	20	—	—	—	51
Reclassifications	(106)	106	—	—	—	—
Translation	(223)	(161)	(68)	(6)	(7)	(465)
December 31, 2015	$6,642	$4,279	$1,259	$956	$343	$13,479
A summary of other intangible assets follows:

	2015		2014
	Historical cost	Accumulated amortization	Historical cost	Accumulated amortization
Intangible assets not subject to amortization
Trademarks	$1,661		$1,844

Intangible assets subject to amortization
Customer relationships	$3,544	$1,010	$3,674	$834
Patents and technology	1,447	511	1,494	440
Trademarks	1,113	311	980	250
Other	103	22	103	15
Total intangible assets subject to amortization	$6,207	$1,854	$6,251	$1,539
Amortization expense related to intangible assets subject to amortization in 2015, and estimated amortization expense for each of the next five years, follows:

2015	$401
2016	394
2017	384
2018	364
2019	357
2020	352

Note 6.DEBT
A summary of long-term debt, including the current portion, follows:

	2015	2014
5.45% debentures due 2015	$—	$300
4.65% notes due 2015	—	100
0.95% senior notes due 2015	—	600
2.375% debentures due 2016	240	240
5.30% notes due 2017 ($150 converted to floating rate by interest rate swap)	250	250
6.10% debentures due 2017	289	289
1.50% senior notes due 2017 ($750 converted to floating rate by interest rate swap)	1,000	1,000
5.60% notes due 2018 ($415 converted to floating rate by interest rate swap)	450	450
4.215% Japanese Yen notes due 2018	83	84
6.95% notes due 2019 ($300 converted to floating rate by interest rate swap)	300	300
3.875% debentures due 2020 ($150 converted to floating rate by interest rate swap)	239	239
3.47% notes due 2021 ($275 converted to floating rate by interest rate swap)	300	300
8.10% debentures due 2022	100	100
2.75% senior notes due 2022 ($1,350 converted to floating rate by interest rate swap)	1,600	1,600
3.68% notes due 2023 ($200 converted to floating rate by interest rate swap)	300	300
6.50% debentures due 2025	145	145
7.65% debentures due 2029 ($50 converted to floating rate by interest rate swap)	200	200
4.00% senior notes due 2032	700	700
5.45% debentures due 2034 ($25 converted to floating rate by interest rate swap)	136	136
5.80% notes due 2037	240	240
4.15% senior notes due 2042	1,000	1,000
5.25% to 8.875% notes (maturities ranging from 2018 to 2035, including $50 converted to floating rate by interest rate swap)	239	239
Other	212	220
Total long-term debt	8,023	9,032
Less current portion of long-term debt	(242)	(1,008)
Long-term debt less current portion	$7,781	$8,024
On October 3, 2014, Eaton refinanced a $500, five-year revolving credit facility and a $750, three-year revolving credit facility with a $500, four-year revolving credit facility that will expire October 3, 2018 and a $750, five-year revolving credit facility that will expire October 3, 2019, respectively. Eaton also maintains a $750, five-year revolving credit facility that will expire June 14, 2017. These refinancings maintain long-term revolving credit facilities at a total of $2,000. The revolving credit facilities are used to support commercial paper borrowings and are fully and unconditionally guaranteed by Eaton and certain of its direct and indirect subsidiaries on an unsubordinated, unsecured basis. There were no borrowings outstanding under Eaton's revolving credit facilities at December 31, 2015 or 2014. The Company had available lines of credit of $850 from various banks for the issuance of letters of credit, of which there was $351 issued at December 31, 2015. Borrowings outside the United States are generally denominated in local currencies.
The Company repaid the 5.45% debentures on April 1, 2015 for $300, the 4.65% notes on June 15, 2015 for $100 and the 0.95% senior notes for $600 on November 2, 2015. On March 20, 2014 and June 16, 2014, the Company repaid the $250, 5.95% notes due 2014 and the $300, floating rate notes due 2014, respectively.
Short-term debt of $426 at December 31, 2015 included $400 short-term commercial paper in the United States, which had a weighted average interest rate of 0.78%, $8 of other short-term debt in the United States, and $18 of short-term debt outside the United States.
The senior notes registered by Eaton Corporation under the Securities Act of 1933 (the Senior Notes) are fully and unconditionally guaranteed on an unsubordinated, unsecured basis by Eaton and certain of its direct and indirect subsidiaries. Substantially all of the other debt instruments issued by the Company or any of its subsidiaries is similarly guaranteed on an unsubordinated, unsecured basis by the identical group of guaranteeing entities. See Note 16 for additional information about the Senior Notes.

Eaton is in compliance with each of its debt covenants for all periods presented.
Maturities of long-term debt for each of the next five years follow:

2016	$242
2017	1,544
2018	576
2019	340
2020	241
Interest paid on debt follows:

2015	$271
2014	296
2013	294

Note 7.	RETIREMENT BENEFITS PLANS
Eaton has defined benefits pension plans and other postretirement benefits plans.
Obligations and Funded Status

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
	2015	2014	2015	2014	2015	2014
Funded status
Fair value of plan assets	$2,934	$3,086	$1,472	$1,535	$93	$116
Benefit obligations	(3,829)	(4,047)	(2,175)	(2,337)	(575)	(676)
Funded status	$(895)	$(961)	$(703)	$(802)	$(482)	$(560)

Amounts recognized in the Consolidated Balance Sheets
Non-current assets	$11	$14	$57	$77	$—	$—
Current liabilities	(57)	(16)	(23)	(26)	(42)	(47)
Non-current liabilities	(849)	(959)	(737)	(853)	(440)	(513)
Total	$(895)	$(961)	$(703)	$(802)	$(482)	$(560)

Amounts recognized in Accumulated other comprehensive loss (pretax)
Net actuarial loss	$1,322	$1,377	$644	$695	$95	$176
Prior service cost (credit)	5	5	9	11	(74)	(86)
Total	$1,327	$1,382	$653	$706	$21	$90

Change in Benefit Obligations

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
	2015	2014	2015	2014	2015	2014
Balance at January 1	$4,047	$3,625	$2,337	$2,127	$676	$867
Service cost	123	117	71	66	6	13
Interest cost	156	162	72	85	24	32
Actuarial (gain) loss	(179)	470	(23)	355	(66)	(36)
Gross benefits paid	(318)	(329)	(100)	(106)	(86)	(91)
Currency translation	—	—	(182)	(190)	(8)	(4)
Plan amendments	—	2	—	—	(1)	(84)
Other	—	—	—	—	30	(21)
Balance at December 31	$3,829	$4,047	$2,175	$2,337	$575	$676

Accumulated benefit obligation	$3,672	$3,894	$2,049	$2,181
Change in Plan Assets

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
	2015	2014	2015	2014	2015	2014
Balance at January 1	$3,086	$2,940	$1,535	$1,432	$116	$138
Actual return on plan assets	(55)	226	29	191	1	4
Employer contributions	221	248	109	114	31	40
Gross benefits paid	(318)	(329)	(100)	(106)	(86)	(91)
Currency translation	—	—	(101)	(96)	—	—
Other	—	1	—	—	31	25
Balance at December 31	$2,934	$3,086	$1,472	$1,535	$93	$116
The components of pension plans with an accumulated benefit obligation in excess of plan assets at December 31 follow:

	United States pension liabilities		Non-United States pension liabilities
	2015	2014	2015	2014
Projected benefit obligation	$3,376	$3,557	$1,387	$1,524
Accumulated benefit obligation	3,219	3,403	1,328	1,446
Fair value of plan assets	2,470	2,581	650	673
Changes in pension and other postretirement benefit liabilities recognized in Accumulated other comprehensive loss follow:

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
	2015	2014	2015	2014	2015	2014
Balance at January 1	$1,382	$1,054	$706	$528	$90	$184
Prior service cost arising during the year	—	2	—	—	(1)	(84)
Net loss (gain) arising during the year	138	490	47	262	(62)	(34)
Currency translation	—	—	(58)	(55)	(4)	(1)
Less amounts included in expense during the year	(193)	(164)	(42)	(29)	(2)	25
Net change for the year	(55)	328	(53)	178	(69)	(94)
Balance at December 31	$1,327	$1,382	$653	$706	$21	$90

Benefits Expense

	United States pension benefit expense			Non-United States pension benefit expense			Other postretirement benefits expense
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Service cost	$123	$117	$128	$71	$66	$62	$6	$13	$20
Interest cost	156	162	147	72	85	80	24	32	35
Expected return on plan assets	(262)	(246)	(226)	(99)	(98)	(85)	(5)	(6)	(6)
Amortization	119	93	133	40	27	27	2	6	14
	136	126	182	84	80	84	27	45	63
Settlements, curtailments and other	74	71	53	2	2	2	—	(31)	—
Total expense	$210	$197	$235	$86	$82	$86	$27	$14	$63
The estimated pretax net amounts that will be recognized from Accumulated other comprehensive loss into net periodic benefit cost in 2016 follow:

	United States pension liabilities	Non-United States pension liabilities	Other postretirement liabilities
Actuarial loss	$165	$34	$5
Prior service cost (credit)	1	1	(14)
Total	$166	$35	$(9)
Retirement Benefits Plans Assumptions
For purposes of determining liabilities related to pension plans and other postretirement benefits plans in the United States, the Company updated its mortality assumption in 2014 to use the RP-2014 tables with a generational improvement scale based on MP-2014. In 2015, the Company updated its mortality assumption to use 2014 tables and a generational improvement scale that are based on MP-2015.
Beginning in 2016, the Company will adopt a change in the method it will use to estimate the service and interest cost components of net periodic benefit cost for its defined benefit pension and other postretirement benefit plans. Historically, for the vast majority of its plans, the service and interest cost components were estimated using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. Beginning in 2016, the Company will use a spot rate approach by applying the specific spot rates along the yield curve to the relevant projected cash flows in the estimation of the service and interest components of benefit cost, resulting in a more precise measurement. This change does not affect the measurement of total benefit obligations. The change will be accounted for as a change in estimate and, accordingly, will be accounted for prospectively starting in 2016. The discount rates that will be used to measure service and interest cost during 2016 are 4.3% and 3.3%, respectively. The discount rate that was measured at December 31, 2015 and would have been used for service and interest cost under the prior estimation method was 4.0%. The reductions in service cost and interest cost for 2016 associated with this change in estimate are expected to be $3 and $42, respectively.
Pension Plans

	United States pension plans			Non-United States pension plans
	2015	2014	2013	2015	2014	2013
Assumptions used to determine benefit obligation at year-end
Discount rate	4.22%	3.97%	4.67%	3.46%	3.33%	4.20%
Rate of compensation increase	3.18%	3.16%	3.16%	3.12%	3.13%	3.12%

Assumptions used to determine expense
Discount rate	3.97%	4.67%	3.97%	3.33%	4.20%	4.17%
Expected long-term return on plan assets	8.50%	8.40%	8.45%	6.92%	7.00%	6.92%
Rate of compensation increase	3.16%	3.16%	3.16%	3.13%	3.12%	3.09%

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
Other Postretirement Benefits Plans
Substantially all of the obligation for other postretirement benefits plans relates to United States plans. Assumptions used to determine other postretirement benefits obligations and expense follow:

	Other postretirement benefits plans
	2015	2014	2013
Assumptions used to determine benefit obligation at year-end
Discount rate	4.04%	3.79%	4.48%
Health care cost trend rate assumed for next year	7.10%	6.31%	6.64%
Ultimate health care cost trend rate	4.75%	4.77%	4.77%
Year ultimate health care cost trend rate is achieved	2025	2024	2023

Assumptions used to determine expense
Discount rate	3.79%	4.48%	3.79%
Initial health care cost trend rate	6.31%	6.64%	6.96%
Ultimate health care cost trend rate	4.77%	4.77%	4.53%
Year ultimate health care cost trend rate is achieved	2024	2023	2022
Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plans. A 1-percentage point change in the assumed health care cost trend rates would have the following effects:

	1% increase	1% decrease
Effect on total service and interest cost	$1	$(1)
Effect on other postretirement liabilities	17	(16)
Employer Contributions to Retirement Benefits Plans
Contributions to pension plans that Eaton expects to make in 2016, and made in 2015, 2014 and 2013, follow:

	2016	2015	2014	2013
United States plans	$59	$221	$248	$196
Non-United States plans	103	109	114	145
Total contributions	$162	$330	$362	$341
The following table provides the estimated pension and other postretirement benefit payments for each of the next five years, and the five years thereafter in the aggregate. For other postretirement benefits liabilities, the expected subsidy receipts related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, would reduce the gross payments listed below.

	Estimated United States pension payments	Estimated non-United States pension payments	Estimated other postretirement benefit payments
			Gross	Medicare prescription drug subsidy
2016	$334	$81	$65	$(5)
2017	270	82	61	(4)
2018	280	85	57	(4)
2019	287	86	52	(3)
2020	292	89	48	(2)
2021 - 2025	1,515	491	199	(10)

Pension Plan Assets
Investment policies and strategies are developed on a country specific basis. The United States plans, representing 67% of worldwide pension assets, and the United Kingdom plans representing 27% of worldwide pension assets, are invested primarily for growth, as the majority of the assets are in plans with active participants and ongoing accruals. In general, the plans have their primary allocation to diversified global equities, primarily through index funds in the form of common collective trusts. The United States plans' target allocation is 33% United States equities, 32% non-United States equities, 8% real estate (primarily equity of real estate investment trusts), 22% debt securities and 5% other, including hedge funds, private equity and cash equivalents. The United Kingdom plans' target asset allocations are 65% equities and the remainder in debt securities, cash equivalents and real estate investments. The equity risk for the plans is managed through broad geographic diversification and diversification across industries and levels of market capitalization. The majority of debt allocations for these plans are longer duration government and corporate debt. The United States, United Kingdom and Canada pension plans are authorized to use derivatives to achieve more economically desired market exposures and to use futures, swaps and options to gain or hedge exposures.
Other Postretirement Benefits Plan Assets
The Voluntary Employee Benefit Association trust which holds U.S. other postretirement benefits plan assets has investment guidelines that include allocations to global equities and fixed income investments. The trust's 2015 target investment allocation is 50% diversified global equities and 50% fixed income securities. The fixed income securities are primarily comprised of intermediate term, high quality, dollar denominated, fixed income instruments. The equity allocation is invested in a diversified global equity index fund in the form of a collective trust.
Fair Value Measurements
Financial instruments included in pension and other postretirement benefits plan assets are categorized into a fair value hierarchy of three levels, based on the degree of subjectivity inherent in the valuation methodology as follows:

Level 1 -	Quoted prices (unadjusted) for identical assets in active markets.

Level 2 -	Quoted prices for similar assets in active markets, and inputs that are observable for the asset, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 -	Unobservable prices or inputs.

Pension Plans
A summary of the fair value of pension plan assets at December 31, 2015 and 2014, follows:

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
2015
Common collective trusts
Non-United States equity and global equities	$1,347	$—	$1,347	$—
United States equity	953	—	953	—
Fixed income	514	—	514	—
Exchange traded funds	158	—	158	—
Fixed income securities	357	—	357	—
United States treasuries	105	105	—	—
Bank loans	136	—	136	—
Real estate securities	251	244	—	7
Equity securities	98	98	—	—
Cash equivalents	246	17	229	—
Hedge funds	92	—	—	92
Exchange traded funds	49	49	—	—
Other	100	—	14	86
Total pension plan assets	$4,406	$513	$3,708	$185

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
2014
Common collective trusts
Non-United States equity and global equities	$1,458	$—	$1,458	$—
United States equity	1,005	—	1,005	—
Fixed income	646	—	646	—
Exchange traded funds	138	—	138	—
Fixed income securities	398	—	398	—
United States treasuries	106	106	—	—
Bank loans	128	—	128	—
Real estate securities	263	257	—	6
Equity securities	92	92	—	—
Cash equivalents	218	8	210	—
Hedge funds	54	—	—	54
Exchange traded funds	50	50	—	—
Other	65	—	5	60
Total pension plan assets	$4,621	$513	$3,988	$120

The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed during 2014 and 2015 due to the following:

	Real Estate	Hedge Funds	Other	Total
Balance at December 31, 2013	$6	$—	$94	$100
Actual return on plan assets:
Gains (losses) relating to assets still held at year-end	—	1	(3)	(2)
Purchases, sales, settlements - net	—	53	—	53
Transfers into or out of Level 3	—	—	(31)	(31)
Balance at December 31, 2014	6	54	60	120
Actual return on plan assets:
Gains (losses) relating to assets still held at year-end	1	(5)	(2)	(6)
Purchases, sales, settlements - net	—	43	37	80
Transfers into or out of Level 3	—	—	(9)	(9)
Balance at December 31, 2015	$7	$92	$86	$185

Other Postretirement Benefits Plans
A summary of the fair value of other postretirement benefits plan assets at December 31, 2015 and 2014, follows:

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
2015
Common collective trusts
Global equities	$44	$—	$44	$—
Fixed income securities	18	—	18	—
United States treasuries	20	20	—	—
Cash equivalents	11	11	—	—
Total other postretirement benefits plan assets	$93	$31	$62	$—

2014
Common collective trusts
Global equities	$54	$—	$54	$—
Fixed income securities	24	—	24	—
United States treasuries	37	37	—	—
Cash equivalents	1	1	—	—
Total other postretirement benefits plan assets	$116	$38	$78	$—
Valuation Methodologies
Following is a description of the valuation methodologies used for pension and other postretirement benefits plan assets measured at fair value. There have been no changes in the methodologies used at December 31, 2015 and 2014.
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
Hedge funds - Consists of direct investments in hedge funds through limited partnership interests. Values are based on the estimated fair value of the ownership interest in the investment as determined by the General Partner. The majority of the holdings of the hedge funds are in equity securities traded on public exchanges. The investment terms of the hedge funds allow capital to be redeemed quarterly given prior notice with certain limitations.
Exchange traded funds - Valued at the closing price of the exchange traded fund's shares.
Other - Primarily insurance contracts for international plans and also futures contracts and over-the-counter options. These investments are valued based on the closing prices of future contracts or indices as available on Bloomberg or similar service, and private equity investments.
For additional information regarding fair value measurements, see Note 12.
Defined Contribution Plans
The Company has various defined contribution benefit plans, primarily consisting of the plans in the United States. The total contributions related to these plans are charged to expense and were as follows:

2015	$137
2014	141
2013	121

Note 8.	COMMITMENTS AND CONTINGENCIES
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

In December 2010, a Brazilian court held that a judgment obtained by a Brazilian company, Raysul, against another Brazilian company, Saturnia, which was sold by Eaton in 2006, could be enforced against Eaton Ltda. This judgment is based on an alleged violation of an agency agreement between Raysul and Saturnia. At December 31, 2015, the Company has a total accrual of 96 Brazilian Reais related to this matter ($24 based on current exchange rates), comprised of 60 Brazilian Reais recognized in the fourth quarter of 2010 ($15 based on current exchange rates) with an additional 36 Brazilian Reais recognized through December 31, 2015 ($9 based on current exchange rates). In 2010, Eaton filed motions for clarification with the Brazilian court of appeals which were denied on April 6, 2011. Eaton Holding and Eaton Ltda. filed appeals on various issues to the Superior Court of Justice in Brasilia. In April 2013, the Superior Court of Justice ruled in favor of Raysul. Additional motions for clarification were filed with the Superior Court of Justice in Brasilia and were denied. On February 2, 2015, a final appeal was filed with the Superior Court of Justice in Brasilia. The Company expects that any sum it may be required to pay in connection with this matter will not exceed the amount of the recorded liability.
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
Eaton is involved in remedial response and voluntary environmental remediation at a number of sites, including certain of its currently-owned or formerly-owned plants. The Company has also been named a potentially responsible party under the United States federal Superfund law, or the state equivalents thereof, at a number of disposal sites. The Company became involved in these sites as a result of government action or in connection with business acquisitions. At the end of 2015, the Company was involved with a total of 137 sites worldwide, including the Superfund sites mentioned above, with none of these sites being individually significant to the Company.
Remediation activities, generally involving soil and/or groundwater contamination, include pre-cleanup activities such as fact finding and investigation, risk assessment, feasibility study, design and action planning, performance (where actions may range from monitoring, to removal of contaminants, to installation of longer-term remediation systems), and operation and maintenance of a remediation system. The extent of expected remediation activities and costs varies by site. A number of factors affect the cost of environmental remediation, including the number of parties involved at a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing advancement of remediation technology. Taking these factors into account, Eaton has estimated the costs of remediation, which will be paid over a period of years. The Company accrues an amount on an undiscounted basis, consistent with the estimates of these costs when it is probable that a liability has been incurred. Actual results may differ from these estimates. At December 31, 2015 and 2014, the Company had an accrual totaling $131 and $140, respectively, for these costs.
Based upon Eaton's analysis and subject to the difficulty in estimating these future costs, the Company expects that any sum it may be required to pay in connection with environmental matters is not reasonably possible to exceed the recorded liability by an amount that would have a material effect on its financial position, results of operations or cash flows.

Warranty Accruals
A summary of the current and long-term warranty accruals follows:

	2015	2014	2013
Balance at January 1	$213	$189	$185
Provision	104	125	107
Settled	(114)	(120)	(99)
Other	(8)	19	(4)
Balance at December 31	$195	$213	$189
Lease Commitments
Eaton leases certain real properties and equipment. A summary of minimum rental commitments at December 31, 2015 under noncancelable operating leases, which expire at various dates and in most cases contain renewal options, for each of the next five years and thereafter in the aggregate, follow:

2016	$151
2017	116
2018	87
2019	49
2020	32
Thereafter	55
Total noncancelable lease commitments	$490
A summary of rental expense follows:

2015	$225
2014	244
2013	241

Note 9.	INCOME TAXES
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

	Income (loss) before income taxes
	2015	2014	2013
Ireland	$(608)	$(332)	$184
Foreign	2,753	2,093	1,700
Total income before income taxes	$2,145	$1,761	$1,884

	Income tax expense (benefit)
	2015	2014	2013
Current
Ireland	$8	$(13)	$17
United States
Federal	88	87	89
State and local	22	41	7
Foreign - other	240	239	244
Total current income tax expense	358	354	357

Deferred
Ireland	1	2	—
United States
Federal	(65)	(224)	(295)
State and local	(6)	(49)	(23)
Foreign - other	(124)	(125)	(28)
Total deferred income tax benefit	(194)	(396)	(346)
Total income tax expense (benefit)	$164	$(42)	$11

Reconciliations of income taxes from the Ireland national statutory rate of 25% to the consolidated effective income tax rate follow:

	2015	2014	2013
Income taxes at the applicable statutory rate	25.0%	25.0%	25.0%

Ireland operations
Ireland tax on trading income	(0.4)%	(0.1)%	(1.4)%
Nondeductible interest expense	7.9%	4.8%	—%

United States operations
United States (loss) income	(0.4)%	(2.8)%	(2.8)%
Nondeductible goodwill - Aerospace divestitures	—%	1.4%	—%
Credit for research activities	(0.8)%	(1.0)%	(2.0)%
Other - net	5.4%	1.5%	1.3%

Other foreign operations
United States foreign tax credit	(0.8)%	(1.1)%	(1.8)%
Other foreign operations (earnings taxed at other than the applicable statutory tax rate)	(25.1)%	(24.8)%	(17.6)%
Other foreign operations - other items	(0.5)%	(1.0)%	0.2%

Worldwide operations
Adjustments to tax liabilities	(1.4)%	(1.7)%	(1.1)%
Adjustments to valuation allowances	(1.2)%	(2.6)%	0.8%
Effective income tax expense (benefit) rate	7.7%	(2.4)%	0.6%

During 2015, income tax expense of $164 was recognized (an effective tax expense rate of 7.7%) compared to income tax benefit of $42 for 2014 (an effective tax benefit rate of 2.4%) and income tax expense of $11 for 2013 (an effective tax expense rate of 0.6%). Excluding the net tax benefit of 7.6% for the Meritor and Triumph litigation settlements and related legal costs and the gain on the sale of the Aerospace businesses, all of which occurred in the second quarter of 2014, the income tax rate was 5.2% for 2014. The 2015 income tax rate increased from 2014 primarily due to greater levels of income earned in higher tax jurisdictions and net increases in worldwide tax liabilities. Excluding the previously mentioned litigation settlements and gain on the sale of businesses, the 2014 income tax rate increased from 2013 due to greater levels of income earned in higher tax jurisdictions and net increases in worldwide tax liabilities, partially offset by additional foreign tax credit recognition in the United States and recognition of deferred tax assets in foreign jurisdictions.
See Note 8 and Note 2 for additional information about litigation settlements and sales of businesses, respectively.
No provision has been made for income taxes on undistributed earnings of foreign subsidiaries of approximately $15.1 billion at December 31, 2015, since it is the Company's intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries. It is not practicable to estimate the additional income taxes and applicable withholding taxes that would be payable on the remittance of such undistributed earnings.
The Company expects to deploy capital to those markets which offer particularly attractive growth opportunities. Given expected population growth and economic growth rates, most of the particularly attractive markets are outside of the United States. The cash that is permanently reinvested is typically used to expand these operations either organically or through acquisitions. Beginning in December 2012, Eaton Corporation became owned by an Irish parent company which has provided enhanced cash flow flexibility without incurring significant incremental tax. In addition, the Company expects that minimal to no Irish tax would apply to dividends paid to the Irish parent due to the impact of the Irish foreign tax credit system. The Company's public dividends and share repurchases are funded primarily from Non-U.S. operations.
Worldwide income tax payments follow:

2015	$302
2014	258
2013	272
Deferred Income Tax Assets and Liabilities
Components of current and noncurrent deferred income taxes follow:

	2015	2014
	Noncurrent assets and liabilities	Current assets and liabilities	Noncurrent assets and liabilities
Accruals and other adjustments
Employee benefits	$808	$148	$773
Depreciation and amortization	(1,824)	—	(2,010)
Other accruals and adjustments	717	476	282
United States federal income tax loss carryforwards	20	—	58
United States federal income tax credit carryforwards	183	—	150
United States state and local tax loss carryforwards and tax credit carryforwards	63	—	76
Other foreign tax loss carryforwards	2,265	—	2,112
Other foreign income tax credit carryforwards	70	—	49
Valuation allowance for income tax loss and income tax credit carryforwards	(2,315)	(24)	(2,134)
Other valuation allowances	(15)	(7)	(29)
Total deferred income taxes	$(28)	$593	$(673)

During the fourth quarter of 2015, the Company early adopted Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17). ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the Company's consolidated balance sheet starting in 2017. The Company elected to apply this standard prospectively for 2015 financial statements. As a result, prior periods were not retrospectively adjusted.
In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). ASU 2013-11 requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions except where the deferred tax asset or other carryforward are not available for use. The adoption of this standard resulted in a reduction of the Company’s consolidated long term deferred tax assets by $262 in 2015 and $146 in 2014.
At the end of 2015, United States federal income tax loss carryforwards and income tax credit carryforwards are available to reduce future United States federal income tax liabilities. These carryforwards and their respective expiration dates are summarized below:

	2016 through 2020	2021 through 2025	2026 through 2030	2031 through 2035	2036 through 2040	Not subject to expiration	Valuation allowance
United States federal income tax loss carryforwards	$—	$—	$35	$415	$—	$—	$—
United States federal deferred income tax assets for income tax loss carryforwards	—	—	12	107	—	—	(12)
United States federal deferred income tax assets for income tax loss carryforwards after ASU 2013-11	—	—	12	8	—	—	(12)
United States federal income tax credit carryforwards	28	69	27	108	21	30	(66)
United States federal income tax credit carryforwards after ASU 2013-11	28	69	25	40	21	—	(66)
United States state and local tax loss carryforwards and tax credit carryforwards with a future tax benefit are also available at the end of 2015. The deferred tax assets for these carryforwards and their respective expiration dates are summarized below:

	2016 through 2020	2021 through 2025	2026 through 2030	2031 through 2035	2036 through 2040	Not subject to expiration	Valuation allowance
United States state and local deferred income tax assets for income tax loss carryforwards - net of federal tax effect	$7	$17	$12	$9	$—	$—	$(18)
United States state and local deferred income tax assets for income tax loss carryforwards - net of federal tax effect after ASU 2013-11	—	12	12	9	—	—	(18)
United States state and local income tax credit carryforwards - net of federal tax effect	10	10	6	3	5	—	(16)
United States state and local income tax credit carryforwards - net of federal tax effect after ASU 2013-11	8	9	6	2	5	—	(16)

At December 31, 2015, certain non-United States subsidiaries had tax loss carryforwards and income tax credit carryforwards that are available to offset future taxable income. These carryforwards and their respective expiration dates are summarized below:

	2016 through 2020	2021 through 2025	2026 through 2030	2031 through 2035	Not subject to expiration	Valuation allowance
Non-United States income tax loss carryforwards	$125	$146	$3	$—	$10,092	$—
Non-United States deferred income tax assets for income tax loss carryforwards	33	35	1	—	2,196	(2,171)
Non-United States income tax credit carryforwards	7	15	16	—	32	(32)
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
Unrecognized Income Tax Benefits
A summary of gross unrecognized income tax benefits follows:

	2015	2014	2013
Balance at January 1	$493	$479	$444
Increases and decreases as a result of positions taken during prior years
Transfers from valuation allowances	—	(3)	13
Other increases, including currency translation	34	37	7
Other decreases, including currency translation	(34)	(3)	(7)
Balances related to acquired businesses	(1)	(3)	2
Increases as a result of positions taken during the current year	109	65	35
Decreases relating to settlements with tax authorities	—	(51)	(6)
Decreases as a result of a lapse of the applicable statute of limitations	(17)	(28)	(9)
Balance at December 31	$584	$493	$479
Eaton's long-term policy has been to enter into tax planning strategies only if it is more likely than not that the benefit would be sustained upon audit. For example, the Company does not enter into any of the United States Internal Revenue Service (IRS) Listed Transactions as set forth in Treasury Regulation 1.6011-4.
If all unrecognized tax benefits were recognized, the net impact on the provision for income tax expense would be $475.

As of December 31, 2015 and 2014, Eaton had accrued approximately $108 and $120, respectively, for the payment of worldwide interest and penalties, which are not included in the table of unrecognized income tax benefits above. Eaton recognizes interest and penalties related to unrecognized income tax benefits in the provision for income tax expense. The Company has accrued penalties in jurisdictions primarily where they are automatically applied to any deficiency, regardless of the merit of the position.
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
Eaton or its subsidiaries file income tax returns in Ireland and many countries around the world. The IRS has completed its examination of Eaton Corporation and Includible Subsidiaries United States income tax returns for 2007 through 2010 and has issued a Statutory Notice of Deficiency (Notice) as discussed below. The statute of limitations on these tax years remains open until the matter is resolved. In 2015, the IRS began its examination of tax years 2011 through 2013. During 2015, the Company extended the statute of limitations to September 2018 for tax years 2011 through 2013. Tax years 2014 and 2015 are still subject to examination by the IRS.
With respect to the pre-acquisition years of BZ Holdings Inc. and Subsidiaries (the former U.S. holding company for Cooper Industries), the IRS examination of the United States income tax returns for 2010, 2011, and the period ended December 21, 2012 was completed and settled without significant effect on the consolidated financial statements. The statute of limitations closed for tax years 2010 and 2011 on September 15, 2015. The statute of limitations on the final return period ended December 21, 2012 remains open until September 15, 2016. On December 22, 2012, BZ Holdings Inc. and Subsidiaries joined the Eaton US Holdings Inc. and Includible Subsidiaries consolidated United States income tax return for 2012.
Eaton is also under examination for the income tax filings in various states of the United States and in many other foreign jurisdictions. With only a few exceptions, Eaton Corporation and Includible Subsidiaries are no longer subject to income tax examinations from states and localities within the United States for years before 2011. Income tax returns of states and localities within the United States will be reopened to the extent of United States federal income tax adjustments, if any, going back to 2005 when those audit years are finalized. Some states and localities may not limit their assessment to the United States federal adjustments, and may require the opening of the entire tax year. In addition, with only a few exceptions, BZ Holdings Inc. and Includible Subsidiaries are no longer subject to United States state and local income tax examinations for years before 2011. With only a few exceptions, the other foreign subsidiaries of both Eaton and Cooper are no longer subject to examinations for years before 2007.
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
The Company is contesting the proposed assessments. The Company believes that it was in full compliance with the terms of the two APAs, and that the IRS's cancellation of these two APAs is without merit. On February 29, 2012, the Company filed a Petition with the U.S. Tax Court in which it asserted that the transfer pricing established in the APAs meets the arms-length standard set by the U.S. income tax laws, and accordingly, that the APAs should be enforced in accordance with their terms. The case involves both whether the APAs should be enforced and, if not, the appropriate transfer pricing methodology. The Company believes that another important U.S. Tax Court decision in 2015 further supports the Company's arms-length transfer pricing methodology. The case was tried before the U.S. Tax Court in August and September 2015. The case will be fully submitted to the Court after the parties complete post-trial briefing in April 2016.

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
During 2010, the Company received a tax assessment of $64, plus interest and penalties, in Brazil for the tax years 2005 through 2008 that relates to the amortization of certain goodwill generated from the acquisition of third-party businesses and corporate reorganizations. The Company is contesting the assessment, which is under review at the second of three administrative appeals levels. During 2013, the Brazilian tax authorities began an audit of tax years 2009 through 2012. During the third quarter of 2014, the Company received a tax assessment of $50, plus interest and penalties, for the 2009 through 2012 tax years (primarily relating to the same issues concerning the 2005 through 2008 tax years), which the Company is also contesting and is under review in the second of three administrative appeals levels. Multiple outside advisors have stated that Brazilian tax authorities are raising the issue for most clients with similar facts and that the matter is expected to require at least 10 years to resolve. The Company continues to believe that final resolution of the assessments will not have a material impact on its consolidated financial statements.
For the first time, during 2015, the Organization for Economic Cooperation and Development (OECD), in conjunction with the G20, finalized broad-based international tax policy guidelines that involve transfer pricing and other international tax subjects. While some member jurisdictions automatically adopt the new OECD guidelines, most member countries can adopt the guidelines only by new law or regulations. The Company is currently adopting processes to comply with the reporting requirements specified by the guidelines and is evaluating the other parts of the guidelines.

Note 10.	EATON SHAREHOLDERS' EQUITY
There are 750 million Eaton ordinary shares authorized ($0.01 par value per share), 458.8 million and 467.9 million of which were issued and outstanding at December 31, 2015 and 2014, respectively. Eaton's Memorandum and Articles of Association authorized 40 thousand deferred ordinary shares (€1.00 par value per share) and 10 thousand preferred A shares ($1.00 par value per share), all of which were issued and outstanding at December 31, 2015 and 2014, and 10 million serial preferred shares ($0.01 par value per share), none of which is outstanding at December 31, 2015 and 2014. At December 31, 2015, there were 18,538 holders of record of Eaton ordinary shares. Additionally, 23,559 current and former employees were shareholders through participation in the Eaton Savings Plan, Eaton Personal Investment Plan, Eaton Puerto Rico Retirement Savings Plan.
On September 28, 2011, Eaton Corporation's Board of Directors adopted a common share repurchase program (2011 Program) which authorized the purchase of up to 20 million common shares, not to exceed an aggregate purchase price of $1.25 billion. During 2012, no common shares were repurchased under the 2011 Program. On April 24, 2013, the Company's shareholders authorized the Board of Directors to adopt an ordinary share repurchase program (the 2013 Program) for up to 40 million ordinary shares at prices between 70% and 120% of the closing price of Eaton's ordinary shares on the day preceding the day of purchase. On October 22, 2013, Eaton's Board of Directors adopted the 2013 Program. The ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During 2015 and 2014, 11.3 million and 9.6 million ordinary shares were repurchased under the 2013 Program in the open market at a total cost of $682 and $650, respectively. During 2013, no ordinary shares were repurchased under the 2013 Program.
Eaton has deferral plans that permit certain employees and directors to defer a portion of their compensation. A trust contains $16 and $19 of ordinary shares and marketable securities, as valued at December 31, 2015 and 2014, respectively, to fund a portion of these liabilities. The marketable securities were included in Other assets and the ordinary shares were included in Shareholders' equity at historical cost.

On February 24, 2016, Eaton's Board of Directors declared a quarterly dividend of $0.57 per ordinary share, payable on March 18, 2016, to shareholders of record at the close of business on March 7, 2016.
Comprehensive Income (Loss)
Comprehensive income (loss) consists primarily of net income, currency translation and related hedging instruments, changes in unrecognized costs of pension and other postretirement benefits, and changes in the effective portion of open derivative contracts designated as cash flow hedges. The following table summarizes the pre-tax and after-tax amounts recognized in Comprehensive income (loss):

	2015		2014		2013
	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Currency translation and related hedging instruments	$(1,080)	$(1,078)	$(1,014)	$(1,019)	$(30)	$(28)

Pensions and other postretirement benefits
Prior service credit (cost) arising during the year	1	1	82	51	(6)	(4)
Net (loss) gain arising during the year	(123)	(89)	(718)	(519)	456	277
Currency translation	62	46	56	47	(5)	(4)
Other	—	(3)	—	(4)	2	16
Amortization of actuarial loss and prior service cost reclassified to earnings	237	156	168	110	229	144
	177	111	(412)	(315)	676	429

Cash flow hedges
Gain (loss) on derivatives designated as cash flow hedges	20	13	(3)	(2)	6	3
Changes in cash flow hedges reclassified to earnings	(16)	(10)	(5)	(3)	—	—
Cash flow hedges, net of reclassification adjustments	4	3	(8)	(5)	6	3
Other comprehensive (loss) income attributable to Eaton ordinary shareholders	$(899)	$(964)	$(1,434)	$(1,339)	$652	$404
The changes in Accumulated other comprehensive loss follow:

	Currency translation and related hedging instruments	Pensions and other postretirement benefits	Cash flow hedges	Total
Balance at December 31, 2014	$(1,414)	$(1,485)	$—	$(2,899)
Other comprehensive (loss) income before reclassifications	(1,078)	(45)	13	(1,110)
Amounts reclassified from Accumulated other comprehensive loss (income)	—	156	(10)	146
Net current-period Other comprehensive (loss) income	(1,078)	111	3	(964)
Balance at December 31, 2015	$(2,492)	$(1,374)	$3	$(3,863)

The reclassifications out of Accumulated other comprehensive loss follow:

	December 31, 2015	Consolidated Statements of Income classification
Amortization of defined benefit pension and other postretirement benefits items
Actuarial loss and prior service cost	$(237)	[1]
Tax benefit	81
Total, net of tax	(156)

Gains and (losses) on cash flow hedges
Currency exchange contracts	16	Cost of products sold
Tax expense	(6)
Total, net of tax	10

Total reclassifications for the period	$(146)
1 These components of Accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 7 for additional information about defined benefit pension and other postretirement benefits items.
Net Income Per Share Attributable to Eaton Ordinary Shareholders
A summary of the calculation of net income per share attributable to Eaton ordinary shareholders follows:

(Shares in millions)	2015	2014	2013
Net income attributable to Eaton ordinary shareholders	$1,979	$1,793	$1,861

Weighted-average number of ordinary shares outstanding - diluted	467.1	476.8	476.7
Less dilutive effect of equity-based compensation	1.6	2.7	3.2
Weighted-average number of ordinary shares outstanding - basic	465.5	474.1	473.5

Net income per share attributable to Eaton ordinary shareholders
Diluted	$4.23	$3.76	$3.90
Basic	4.25	3.78	3.93
In 2015, 2014, and 2013, 1.6 million, 0.5 million, and 0.2 million stock options, respectively, were excluded from the calculation of diluted net income per share attributable to Eaton ordinary shareholders because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive.

Note 11.EQUITY-BASED COMPENSATION
Restricted Stock Units and Awards
Restricted stock units (RSUs) and restricted stock awards (RSAs) have been issued to certain employees and directors. Participants awarded RSUs do not receive dividends; therefore, the fair value is determined by reducing the closing market price of the Company’s ordinary shares on the date of grant by the present value of the estimated dividends had they been paid. The RSUs entitle the holder to receive one ordinary share for each RSU upon vesting, generally over three or four years. The fair value of RSAs is determined based on the closing market price of the Company’s ordinary shares at the date of grant. RSAs are issued and outstanding at the time of grant, but remain subject to forfeiture until vested, generally over three or four years. A summary of the RSU and RSA activity for 2015 follows:

(Restricted stock units and awards in millions)	Number of restricted stock units and awards	Weighted-average fair value per unit and award
Non-vested at January 1	2.8	$60.11
Granted	1.1	67.46
Vested	(1.6)	57.50
Forfeited	(0.2)	66.94
Non-vested at December 31	2.1	$65.06
Information related to RSUs and RSAs follows:

	2015	2014	2013
Pretax expense for RSUs and RSAs	$68	$81	$69
After-tax expense for RSUs and RSAs	44	53	45
Fair value of vested RSUs and RSAs	110	105	82
As of December 31, 2015, total compensation expense not yet recognized related to non-vested RSUs and RSAs was $82, and the weighted-average period in which the expense is expected to be recognized is 2.7 years. Excess tax benefit for RSUs and RSAs totaled $5, and $10 for 2014 and 2013, respectively. There was no excess tax benefit for RSU's and RSA's in 2015.
Performance Share Units
In February 2015, the Compensation and Organization Committee of the Board of Directors approved the grant of performance share units (PSUs) to certain employees that vest based on the satisfaction of a three-year service period and the achievement of certain performance metrics over that same period. Upon vesting, PSU holders receive dividends that accumulate during the vesting period. The fair value of these PSUs is determined based on the closing market price of the Company's ordinary shares at the date of grant. Equity-based compensation expense is recognized over the period an employee is required to provide service based on the number of PSUs for which achievement of the performance objectives is probable. A summary of PSU activity for 2015 follows:

(Performance share units in millions)	Number of performance share units	Weighted-average fair value per unit
Non-vested at January 1	—	$—
Granted	0.9	71.72
Vested	—	—
Forfeited	(0.1)	71.72
Non-vested at December 31	0.8	$71.72
Information related to PSUs follows:

2015
Pretax expense for PSUs	$2
After-tax expense for PSUs	1
As of December 31, 2015, total compensation expense not yet recognized related to non-vested PSUs was $5 and the weighted average period in which the expense is to be recognized is 2 years.

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

	2015	2014	2013
Expected volatility	29%	34%	36%
Expected option life in years	5.5	5.5	5.5
Expected dividend yield	2.6%	2.4%	2.0%
Risk-free interest rate	1.6 to 1.5%	1.7 to 1.5%	1.5 to 0.8%
Weighted-average fair value of stock options granted	$15.25	$19.46	$17.49
A summary of stock option activity follows:

(Options in millions)	Weighted-average exercise price per option	Options	Weighted-average remaining contractual life in years	Aggregate intrinsic value
Outstanding at January 1, 2015	$47.30	7.0
Granted	71.66	0.8
Exercised	37.91	(1.4)
Forfeited and canceled	71.18	(0.2)
Outstanding at December 31, 2015	$51.94	6.2	4.3	$36.2

Exercisable at December 31, 2015	$47.23	5.0	3.3	$36.2
Reserved for future grants at December 31, 2015		25.5
The aggregate intrinsic value in the table above represents the total excess of the $52.04 closing price of Eaton ordinary shares on the last trading day of 2015 over the exercise price of the stock option, multiplied by the related number of options outstanding and exercisable. The aggregate intrinsic value is not recognized for financial accounting purposes and the value changes based on the daily changes in the fair market value of the Company's ordinary shares.

Information related to stock options follows:

	2015	2014	2013
Pretax expense for stock options	$12	$12	$11
After-tax expense for stock options	8	8	7
Proceeds from stock options exercised	52	54	121
Income tax benefit related to stock options exercised
Tax benefit classified in operating activities in the Consolidated Statements of Cash Flows	4	4	3
Excess tax benefit classified in financing activities in the Consolidated Statements of Cash Flows	1	15	22
Intrinsic value of stock options exercised	44	55	102
Total fair value of stock options vested	$12	$12	$11

Stock options exercised, in millions of options	1.4	1.5	3.6
As of December 31, 2015, total compensation expense not yet recognized related to non-vested stock options was $11, and the weighted-average period in which the expense is expected to be recognized is 1.7 years.

Note 12.	FAIR VALUE MEASUREMENTS
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
A summary of financial instruments recognized at fair value, and the fair value measurements used, follows:

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
2015
Cash	$268	$268	$—	$—
Short-term investments	177	177	—	—
Net derivative contracts	86	—	86	—
Long-term debt converted to floating interest rates by interest rate swaps - net	(94)	—	(94)	—

2014
Cash	$781	$781	$—	$—
Short-term investments	245	245	—	—
Net derivative contracts	70	—	70	—
Long-term debt converted to floating interest rates by interest rate swaps - net	(74)	—	(74)	—
Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities. No financial instruments were measured using unobservable inputs.

Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $8,023 and fair value of $8,231 at December 31, 2015 compared to $9,032 and $9,509, respectively, at December 31, 2014. The fair value of Eaton's debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and is considered a Level 2 fair value measurement.
Short-Term Investments
Eaton invests excess cash generated from operations in short-term marketable investments. For those investments classified as “available-for-sale”, Eaton marks these investments to fair value with the offset recognized in Accumulated other comprehensive loss. A summary of the carrying value of short-term investments follows:

	2015	2014
Time deposits, certificates of deposit and demand deposits with banks	$122	$113
Money market investments	55	131
Other	—	1
Total short-term investments	$177	$245

Note 13.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
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

Eaton uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against foreign currency exposure (net investment hedges). Foreign currency denominated debt designated on an after-tax basis as non-derivative net investment hedging instruments was $83 and $84 at December 31, 2015 and 2014, respectively. See Note 6 for additional information about debt.
Interest Rate Risk
Eaton has entered into fixed-to-floating interest rate swaps to manage interest rate risk of certain long-term debt. These interest rate swaps are accounted for as fair value hedges of certain long-term debt. The maturity of the swap corresponds with the maturity of the debt instrument as noted in the table of long-term debt in Note 6. Eaton has also entered into a forward starting floating-to-fixed interest rate swap to manage interest rate risk on an anticipated debt refinancing in 2017.
A summary of interest rate swaps outstanding at December 31, 2015, follows:
Fixed-to-Floating Interest Rate Swaps

Notional amount	Fixed interest rate received	Floating interest rate paid	Basis for contracted floating interest rate paid
150	5.30%	4.59%	1 month LIBOR + 4.26%
750	1.50%	0.71%	1 month LIBOR + 0.46%
415	5.60%	3.78%	6 month LIBOR + 3.18%
300	6.95%	5.66%	3 month LIBOR + 5.07%
25	8.875%	4.59%	6 month LIBOR + 3.84%
150	3.875%	2.45%	1 month LIBOR + 2.12%
275	3.47%	2.07%	1 month LIBOR + 1.74%
1,350	2.75%	0.80%	1 month LIBOR + 0.56%
200	3.68%	1.40%	1 month LIBOR + 1.07%
25	7.625%	3.01%	6 month LIBOR + 2.48%
50	7.65%	3.17%	6 month LIBOR + 2.57%
25	5.45%	0.80%	6 month LIBOR + 0.28%
Forward Starting Floating-to-Fixed Interest Rate Swaps

Notional amount	Fixed interest rate paid	Floating interest rate received	Basis for contracted floating interest rate received
50	2.52%	—%	3 month LIBOR + 0.00%
Derivative Financial Statement Impacts
The fair value of derivative financial instruments recognized in the Consolidated Balance Sheets follows:

	Notional amount	Other current assets	Other noncurrent assets	Other current liabilities	Other noncurrent liabilities	Type of hedge	Term
December 31, 2015
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$3,715	$—	$96	$—	$2	Fair value	2 to 19 years
Forward starting floating-to-fixed interest rate swaps	50	—	—	—	—	Cash flow	12 years
Currency exchange contracts	724	18	1	8	6	Cash flow	1 to 36 months
Commodity contracts	1	—	—	—	—	Cash flow	1 to 12 months
Total		$18	$97	$8	$8

Derivatives not designated as hedges
Currency exchange contracts	$4,198	$27		$40			1 to 12 months
Total		$27		$40

December 31, 2014
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$3,440	$—	$84	$—	$10	Fair value	2 to 19 years
Currency exchange contracts	432	8	1	5	3	Cash flow	1 to 36 months
Commodity contracts	1	—	—	—	—	Cash flow	1 to 12 months
Total		$8	$85	$5	$13

Derivatives not designated as hedges
Currency exchange contracts	$4,447	$47		$52			1 to 12 months
Total		$47		$52
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
The impact of derivative instruments to the Consolidated Statements of Income and Comprehensive Income follow:

	Gain (loss) recognized in other comprehensive (loss) income		Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	2015	2014		2015	2014
Derivatives designated as cash flow hedges
Floating-to-fixed interest rate swaps	$—	$—	Interest expense - net	$—	$(1)
Currency exchange contracts	20	(3)	Cost of products sold	16	6
Total	$20	$(3)		$16	$5
Amounts recognized in net income follow:

	2015	2014
Derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps	$20	$113
Related long-term debt converted to floating interest rates by interest rate swaps	(20)	(113)
	$—	$—
Gains and losses described above were recognized in Interest expense - net.

Note 14.	ACCOUNTS RECEIVABLE AND INVENTORY
Accounts Receivable
Eaton performs ongoing credit evaluation of its customers and maintains sufficient allowances for potential credit losses. The Company evaluates the collectability of its accounts receivable based on the length of time the receivable is past due and any anticipated future write-off based on historic experience. Accounts receivable balances are written off against an allowance for doubtful accounts after a final determination of uncollectability has been made. Accounts receivable are net of an allowance for doubtful accounts of $50 and $60 at December 31, 2015 and 2014, respectively.
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

The components of inventory follow:

	2015	2014
Raw materials	$885	$924
Work-in-process	412	422
Finished goods	1,131	1,201
Inventory at FIFO	2,428	2,547
Excess of FIFO over LIFO cost	(105)	(119)
Total inventory	$2,323	$2,428
Inventory at FIFO accounted for using the LIFO method was 43% and 41% at the end of 2015 and 2014, respectively.

Note 15.	BUSINESS SEGMENT AND GEOGRAPHIC REGION INFORMATION
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance. Eaton’s segments are as follows:
Electrical Products and Electrical Systems and Services
The Electrical Products segment consists of electrical components, industrial components, residential products, single phase power quality, emergency lighting, fire detection, wiring devices, structural support systems, circuit protection, and lighting products. The Electrical Systems and Services segment consists of power distribution and assemblies, three phase power quality, hazardous duty electrical equipment, intrinsically safe explosion-proof instrumentation, utility power distribution, power reliability equipment, and services. The principal markets for these segments are industrial, institutional, governmental, utility, commercial, residential and information technology. These products are used wherever there is a demand for electrical power in commercial buildings, data centers, residences, apartment and office buildings, hospitals, factories, utilities, and industrial and energy facilities. The segments share several common global customers, but a large number of customers are located regionally. Sales are made directly to original equipment manufacturers, utilities, and certain other end users, as well as through distributors, resellers, and manufacturers' representatives.
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
Other Information
No single customer represented greater than 10% of net sales in 2015, 2014 or 2013, respectively.
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

Business Segment Information

	2015	2014	2013
Net sales
Electrical Products	$6,976	$7,254	$7,026
Electrical Systems and Services	5,931	6,457	6,430
Hydraulics	2,459	2,975	2,981
Aerospace	1,807	1,860	1,774
Vehicle	3,682	4,006	3,835
Total net sales	$20,855	$22,552	$22,046

Segment operating profit
Electrical Products	$1,156	$1,184	$1,090
Electrical Systems and Services	776	843	889
Hydraulics	246	367	355
Aerospace	310	273	252
Vehicle	645	645	592
Total segment operating profit	3,133	3,312	3,178

Corporate
Litigation settlements	—	(644)	—
Amortization of intangible assets	(406)	(431)	(437)
Interest expense - net	(232)	(227)	(271)
Pension and other postretirement benefits expense	(130)	(138)	(183)
Inventory step-up adjustment	—	—	(34)
Other corporate expense - net	(220)	(111)	(369)
Income before income taxes	2,145	1,761	1,884
Income tax expense (benefit)	164	(42)	11
Net income	1,981	1,803	1,873
Less net income for noncontrolling interests	(2)	(10)	(12)
Net income attributable to Eaton ordinary shareholders	$1,979	$1,793	$1,861
Business segment operating profit was reduced by acquisition integration charges as follows:

	2015	2014	2013
Electrical Products	$25	$66	$44
Electrical Systems and Services	15	51	37
Hydraulics	2	12	36
Total	$42	$129	$117
Corporate acquisition integration charges totaled $5, $25 and $37 in 2015, 2014 and 2013, respectively. Corporate acquisition integration charges related primarily to the acquisition of Cooper and are included above in Other corporate expense - net.
Acquisition-related transaction costs, such as investment banking, legal and other professional fees, and costs associated with change in control agreements, are included above in Interest expense - net and Other corporate expense - net. These charges totaled $9 in 2013. There were no Corporate acquisition-related transition costs in 2014 and 2015. See Note 3 for additional information about acquisition integration charges and transaction costs.

	2015	2014	2013
Identifiable assets
Electrical Products	$2,538	$3,012	$3,204
Electrical Systems and Services	2,285	2,512	2,683
Hydraulics	1,138	1,315	1,362
Aerospace	841	832	852
Vehicle	1,579	1,668	1,716
Total identifiable assets	8,381	9,339	9,817
Goodwill	13,479	13,893	14,495
Other intangible assets	6,014	6,556	7,186
Corporate	3,157	3,741	3,993
Total assets	$31,031	$33,529	$35,491

Capital expenditures for property, plant and equipment
Electrical Products	$137	$170	$152
Electrical Systems and Services	94	147	113
Hydraulics	61	79	80
Aerospace	33	28	29
Vehicle	119	160	161
Total	444	584	535
Corporate	62	48	79
Total expenditures for property, plant and equipment	$506	$632	$614

Depreciation of property, plant and equipment
Electrical Products	$137	$148	$151
Electrical Systems and Services	82	90	86
Hydraulics	67	67	65
Aerospace	28	28	27
Vehicle	113	130	133
Total	427	463	462
Corporate	52	51	54
Total depreciation of property, plant and equipment	$479	$514	$516

Geographic Region Information
Net sales are measured based on the geographic destination of sales. Long-lived assets consist of property, plant and equipment - net.

	2015	2014	2013
Net sales
United States	$11,396	$11,701	$11,092
Canada	969	1,113	1,154
Latin America	1,726	1,988	2,113
Europe	4,379	5,074	5,112
Asia Pacific	2,385	2,676	2,575
Total	$20,855	$22,552	$22,046

Long-lived assets
United States	$1,982	$1,988	$1,966
Canada	19	25	28
Latin America	243	306	331
Europe	734	799	856
Asia Pacific	587	632	652
Total	$3,565	$3,750	$3,833

Note 16.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
On November 14, 2013, Eaton Corporation registered senior notes under the Securities Act of 1933 (the Senior Notes). Eaton and certain other of Eaton's 100% owned direct and indirect subsidiaries (the Guarantors) fully and unconditionally guaranteed (subject, in the case of the Guarantors, other than Eaton, to customary release provisions as described below), on a joint and several basis, the Senior Notes. The following condensed consolidating financial statements are included so that separate financial statements of Eaton, Eaton Corporation and each of the Guarantors are not required to be filed with the Securities and Exchange Commission. The consolidating adjustments primarily relate to eliminations of investments in subsidiaries and intercompany balances and transactions. The condensed consolidating financial statements present investments in subsidiaries using the equity method of accounting. See Note 6 for additional information related to the Senior Notes.
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
During 2015, the Company undertook certain steps to restructure ownership of various subsidiaries. The transactions were entirely among wholly-owned subsidiaries under the common control of Eaton. This restructuring has been reflected as of the beginning of the earliest period presented below.

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME YEAR ENDED DECEMBER 31, 2015

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$6,925	$6,654	$12,538	$(5,262)	$20,855

Cost of products sold	—	5,508	5,033	8,984	(5,233)	14,292
Selling and administrative expense	141	1,223	737	1,495	—	3,596
Research and development expense	—	266	196	163	—	625
Interest expense (income) - net	—	222	21	(13)	2	232
Other expense (income) - net	—	27	2	(64)	—	(35)
Equity in loss (earnings) of subsidiaries, net of tax	(2,456)	(793)	(3,267)	(666)	7,182	—
Intercompany expense (income) - net	336	(452)	1,239	(1,123)	—	—
Income (loss) before income taxes	1,979	924	2,693	3,762	(7,213)	2,145
Income tax expense (benefit)	—	103	(73)	145	(11)	164
Net income (loss)	1,979	821	2,766	3,617	(7,202)	1,981
Less net loss (income) for noncontrolling interests	—	—	—	(3)	1	(2)
Net income (loss) attributable to Eaton ordinary shareholders	$1,979	$821	$2,766	$3,614	$(7,201)	$1,979

Other comprehensive income (loss)	(964)	1	(947)	(1,170)	2,116	(964)
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$1,015	$822	$1,819	$2,444	$(5,085)	$1,015

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME YEAR ENDED DECEMBER 31, 2014

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$6,990	$6,885	$13,521	$(4,844)	$22,552

Cost of products sold	—	5,519	5,075	9,882	(4,830)	15,646
Selling and administrative expense	171	1,246	743	1,650	—	3,810
Litigation settlements	—	644	—	—	—	644
Research and development expense	—	240	202	205	—	647
Interest expense (income) - net	—	225	25	(29)	6	227
Other expense (income) - net	—	(17)	(81)	(85)	—	(183)
Equity in loss (earnings) of subsidiaries, net of tax	(2,191)	(663)	(2,654)	(292)	5,800	—
Intercompany expense (income) - net	227	(263)	855	(819)	—	—
Income (loss) before income taxes	1,793	59	2,720	3,009	(5,820)	1,761
Income tax expense (benefit)	—	(100)	76	(11)	(7)	(42)
Net income (loss)	1,793	159	2,644	3,020	(5,813)	1,803
Less net loss (income) for noncontrolling interests	—	—	—	(8)	(2)	(10)
Net income (loss) attributable to Eaton ordinary shareholders	$1,793	$159	$2,644	$3,012	$(5,815)	$1,793

Other comprehensive income (loss)	(1,339)	(197)	(1,368)	(1,646)	3,211	(1,339)
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$454	$(38)	$1,276	$1,366	$(2,604)	$454

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME YEAR ENDED DECEMBER 31, 2013

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$6,695	$6,421	$13,579	$(4,649)	$22,046

Cost of products sold	—	5,227	4,784	10,010	(4,652)	15,369
Selling and administrative expense	32	1,400	749	1,705	—	3,886
Research and development expense	—	255	200	189	—	644
Interest expense (income) - net	—	271	28	(22)	(6)	271
Other expense (income) - net	—	8	4	(20)	—	(8)
Equity in loss (earnings) of subsidiaries, net of tax	(2,147)	(657)	(2,005)	(277)	5,086	—
Intercompany expense (income) - net	254	(155)	(433)	334	—	—
Income (loss) before income taxes	1,861	346	3,094	1,660	(5,077)	1,884
Income tax expense (benefit)	—	(108)	(90)	207	2	11
Net income (loss)	1,861	454	3,184	1,453	(5,079)	1,873
Less net loss (income) for noncontrolling interests	—	—	—	(9)	(3)	(12)
Net income (loss) attributable to Eaton ordinary shareholders	$1,861	$454	$3,184	$1,444	$(5,082)	$1,861

Other comprehensive income (loss)	404	221	475	262	(958)	404
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$2,265	$675	$3,659	$1,706	$(6,040)	$2,265

CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2015

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Assets
Current assets
Cash	$—	$26	$7	$235	$—	$268
Short-term investments	—	—	2	175	—	177
Accounts receivable - net	—	512	1,030	1,937	—	3,479
Intercompany accounts receivable	1	842	3,888	2,928	(7,659)	—
Inventory	—	357	651	1,395	(80)	2,323
Prepaid expenses and other current assets	—	77	40	229	23	369
Total current assets	1	1,814	5,618	6,899	(7,716)	6,616

Property, plant and equipment - net	—	930	750	1,885	—	3,565

Other noncurrent assets
Goodwill	—	1,355	6,264	5,860	—	13,479
Other intangible assets	—	182	3,624	2,208	—	6,014
Deferred income taxes	—	1,016	—	218	(872)	362
Investment in subsidiaries	29,627	13,001	60,139	10,163	(112,930)	—
Intercompany loans receivable	—	8,641	1,573	44,835	(55,049)	—
Other assets	—	527	122	346	—	995
Total assets	$29,628	$27,466	$78,090	$72,414	$(176,567)	$31,031

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$—	$408	$—	$18	$—	$426
Current portion of long-term debt	—	1	240	1	—	242
Accounts payable	—	392	260	1,106	—	1,758
Intercompany accounts payable	219	4,009	2,248	1,183	(7,659)	—
Accrued compensation	—	77	53	236	—	366
Other current liabilities	1	644	318	875	(5)	1,833
Total current liabilities	220	5,531	3,119	3,419	(7,664)	4,625

Noncurrent liabilities
Long-term debt	—	7,088	675	17	1	7,781
Pension liabilities	—	639	165	782	—	1,586
Other postretirement benefits liabilities	—	245	118	77	—	440
Deferred income taxes	—	—	815	447	(872)	390
Intercompany loans payable	14,222	2,962	36,432	1,433	(55,049)	—
Other noncurrent liabilities	—	346	200	432	—	978
Total noncurrent liabilities	14,222	11,280	38,405	3,188	(55,920)	11,175

Shareholders’ equity
Eaton shareholders' equity	15,186	10,655	36,566	65,770	(112,991)	15,186
Noncontrolling interests	—	—	—	37	8	45
Total equity	15,186	10,655	36,566	65,807	(112,983)	15,231
Total liabilities and equity	$29,628	$27,466	$78,090	$72,414	$(176,567)	$31,031

CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2014

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Assets
Current assets
Cash	$1	$173	$13	$594	$—	$781
Short-term investments	—	—	1	244	—	245
Accounts receivable - net	—	500	955	2,212	—	3,667
Intercompany accounts receivable	2	759	3,822	4,101	(8,684)	—
Inventory	—	397	637	1,445	(51)	2,428
Prepaid expenses and other current assets	—	464	171	340	4	979
Total current assets	3	2,293	5,599	8,936	(8,731)	8,100

Property, plant and equipment - net	—	972	756	2,022	—	3,750

Other noncurrent assets
Goodwill	—	1,355	6,263	6,275	—	13,893
Other intangible assets	—	196	3,811	2,549	—	6,556
Deferred income taxes	—	889	10	137	(808)	228
Investment in subsidiaries	26,612	12,238	58,684	9,185	(106,719)	—
Intercompany loans receivable	—	7,542	2,249	40,635	(50,426)	—
Other assets	—	473	142	387	—	1,002
Total assets	$26,615	$25,958	$77,514	$70,126	$(166,684)	$33,529

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$—	$—	$—	$2	$—	$2
Current portion of long-term debt	—	702	304	2	—	1,008
Accounts payable	—	475	340	1,125	—	1,940
Intercompany accounts payable	117	4,087	3,443	1,037	(8,684)	—
Accrued compensation	—	112	59	249	—	420
Other current liabilities	1	674	343	981	(14)	1,985
Total current liabilities	118	6,050	4,489	3,396	(8,698)	5,355

Noncurrent liabilities
Long-term debt	—	7,079	932	13	—	8,024
Pension liabilities	—	726	183	903	—	1,812
Other postretirement benefits liabilities	—	283	136	94	—	513
Deferred income taxes	—	—	1,160	549	(808)	901
Intercompany loans payable	10,711	2,723	36,162	830	(50,426)	—
Other noncurrent liabilities	—	457	186	442	—	1,085
Total noncurrent liabilities	10,711	11,268	38,759	2,831	(51,234)	12,335

Shareholders’ equity
Eaton shareholders' equity	15,786	8,640	34,266	63,854	(106,760)	15,786
Noncontrolling interests	—	—	—	45	8	53
Total equity	15,786	8,640	34,266	63,899	(106,752)	15,839
Total liabilities and equity	$26,615	$25,958	$77,514	$70,126	$(166,684)	$33,529

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS DECEMBER 31, 2015

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash provided by (used in) operating activities	$(137)	$(46)	$(283)	$2,841	$(4)	$2,371

Investing activities
Capital expenditures for property, plant and equipment	—	(94)	(146)	(266)	—	(506)
Cash received from (paid for) acquisitions of businesses, net of cash acquired	—	—	(36)	(36)	—	(72)
Sales (purchases) of short-term investment - net	—	—	(2)	39	—	37
Investments in affiliates	(1,482)	—	(1,176)	(1,482)	4,140	—
Loans to affiliates	—	(1,235)	(39)	(10,608)	11,882	—
Repayments of loans from affiliates	—	342	359	7,148	(7,849)	—
Proceeds from the sales of businesses	—	—	—	1	—	1
Other - net	—	(50)	47	(32)	—	(35)
Net cash provided by (used in) investing activities	(1,482)	(1,037)	(993)	(5,236)	8,173	(575)

Financing activities
Proceeds from borrowings	—	408	—	17	—	425
Payments on borrowings	—	(724)	(301)	(2)	—	(1,027)
Proceeds from borrowings from affiliates	3,322	6,885	997	678	(11,882)	—
Payments on borrowings from affiliates	(48)	(6,122)	(1,282)	(397)	7,849	—
Capital contribution from affiliates	—	1,176	1,482	1,482	(4,140)	—
Other intercompany financing activities	—	(688)	374	314	—	—
Cash dividends paid	(1,026)	—	—	—	—	(1,026)
Cash dividends paid to affiliates	—	—	—	(4)	4	—
Exercise of employee stock options	52	—	—	—	—	52
Repurchase of shares	(682)	—	—	—	—	(682)
Excess tax benefit from equity-based compensation	—	1	—	—	—	1
Other - net	—	—	—	(10)	—	(10)
Net cash provided by (used in) financing activities	1,618	936	1,270	2,078	(8,169)	(2,267)

Effect of currency on cash	—	—	—	(42)	—	(42)
Total increase (decrease) in cash	(1)	(147)	(6)	(359)	—	(513)
Cash at the beginning of the period	1	173	13	594	—	781
Cash at the end of the period	$—	$26	$7	$235	$—	$268

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS DECEMBER 31, 2014

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash provided by (used in) operating activities	$(93)	$(411)	$(218)	$2,568	$32	$1,878

Investing activities
Capital expenditures for property, plant and equipment	—	(127)	(168)	(337)	—	(632)
Cash received from (paid for) acquisitions of businesses, net of cash acquired	—	—	—	2	—	2
Sales (purchases) of short-term investments - net	—	—	133	389	—	522
Investments in affiliates	(753)	—	—	(753)	1,506	—
Loans to affiliates	—	(354)	(162)	(10,546)	11,062	—
Repayments of loans from affiliates	—	978	212	8,451	(9,641)	—
Proceeds from the sales of businesses	—	93	175	14	—	282
Other - net	—	(47)	44	(28)	—	(31)
Net cash provided by (used in) investing activities	(753)	543	234	(2,808)	2,927	143

Financing activities
Payments on borrowings	—	(553)	(1)	(28)	—	(582)
Proceeds from borrowings from affiliates	2,628	7,599	808	27	(11,062)	—
Payments on borrowings from affiliates	(476)	(6,907)	(1,875)	(383)	9,641	—
Capital contribution from affiliates	—	—	753	753	(1,506)	—
Other intercompany financing activities	217	(169)	302	(350)	—	—
Cash dividends paid	(929)	—	—	—	—	(929)
Cash dividends received from affiliates	—	—	—	32	(32)	—
Exercise of employee stock options	54	—	—	—	—	54
Repurchase of shares	(650)	—	—	—	—	(650)
Excess tax benefit from equity-based compensation	—	20	—	—	—	20
Other - net	—	—	—	(43)	—	(43)
Net cash provided by (used in) financing activities	844	(10)	(13)	8	(2,959)	(2,130)

Effect of currency on cash	—	—	—	(25)	—	(25)
Total increase (decrease) in cash	(2)	122	3	(257)	—	(134)
Cash at the beginning of the period	3	51	10	851	—	915
Cash at the end of the period	$1	$173	$13	$594	$—	$781

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS DECEMBER 31, 2013

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash provided by (used in) operating activities	$(17)	$860	$428	$1,067	$(53)	$2,285

Investing activities
Capital expenditures for property, plant and equipment	—	(171)	(119)	(324)	—	(614)
Cash received from (paid for) acquisitions of businesses, net of cash acquired	—	—	—	(9)	—	(9)
Sales (purchases) of short-term investments - net	—	25	(95)	(218)	—	(288)
Loans to affiliates	—	(535)	(545)	(6,215)	7,295	—
Repayments of loans from affiliates	—	36	626	5,795	(6,457)	—
Proceeds from the sales of businesses	—	—	—	777	—	777
Other - net	—	(41)	(12)	(15)	—	(68)
Net cash provided by (used in) investing activities	—	(686)	(145)	(209)	838	(202)

Financing activities
Proceeds from borrowings	—	—	—	9	—	9
Payments on borrowings	—	(1,048)	(43)	(5)	—	(1,096)
Proceeds from borrowings from affiliates	—	2,395	4,260	640	(7,295)	—
Payments on borrowings from affiliates	—	(2,921)	(2,874)	(662)	6,457	—
Other intercompany financing activities	688	1,365	(1,630)	(423)	—	—
Cash dividends paid	(796)	—	—	—	—	(796)
Cash dividends paid to affiliates	—	—	—	(53)	53	—
Exercise of employee stock options	121	—	—	—	—	121
Excess tax benefit from equity-based compensation	—	32	—	—	—	32
Other - net	—	—	—	(6)	—	(6)
Net cash provided by (used in) financing activities	13	(177)	(287)	(500)	(785)	(1,736)

Effect of currency on cash	—	—	—	(9)	—	(9)
Total increase (decrease) in cash	(4)	(3)	(4)	349	—	338
Cash at the beginning of the period	7	54	14	502	—	577
Cash at the end of the period	$3	$51	$10	$851	$—	$915

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Amounts are in millions of dollars or shares unless indicated otherwise (per share data assume dilution).
COMPANY OVERVIEW
Eaton Corporation plc (Eaton or the Company) is a power management company with 2015 net sales of $20.9 billion. The Company provides energy-efficient solutions that help its customers effectively manage electrical, hydraulic and mechanical power more efficiently, safely and sustainably. Eaton has approximately 97,000 employees in over 60 countries and sells products to customers in more than 175 countries.
Summary of Results of Operations
During 2015, the Company's results of operations were impacted by decline in several of the Company's end markets. Further, the results of operations were negatively impacted by fluctuations in currency exchange rates. Despite the declining market conditions and unfavorable impact from currency translation, the Company generated solid operating margins and net income per share - diluted. During 2015, Eaton took actions to reduce its cost structure and gain efficiencies in all business segments and at corporate in order to respond to declining market conditions and announced a multi-year restructuring initiative. The restructuring charges related to this initiative were $129 in 2015 and were primarily comprised of severance costs. We anticipate additional restructuring charges of $140 in 2016 and $130 in 2017. The projected annualized savings from these restructuring actions are expected to be $400, fully realized in 2018.
During 2014, the Company's results of operations were impacted by modest growth in the Company's end markets, particularly in North America. This was partially offset by the impact of settlement of two litigation matters with ZF Meritor LLC and Meritor Transmission Corporation (collectively, Meritor) and Triumph Actuation Systems, LLC and other claimants (collectively, Triumph) for $500 and $147.5, respectively, and the sale of the Aerospace Power Distribution Management Solutions and Integrated Cockpit Solutions businesses to Safran for $270, which resulted in a pre-tax gain of $154. Also, during the second half of 2014 the Company's results of operations were negatively impacted by shifts in currency exchange rates. Despite the modest growth and negative currency exchange rates, the Company generated net income per share - diluted in 2014 that was broadly in line with the Company's guidance at the start of the year after excluding the litigation settlements and the gain on the sale of the Aerospace businesses.
Additional information related to business acquisitions and sales, restructuring activities and the litigation settlements is presented in Note 2, Note 3, Note 4 and Note 8, respectively, of the Notes to the Consolidated Financial Statements.
A summary of Eaton’s Net sales, Net income attributable to Eaton ordinary shareholders, and Net income per share attributable to Eaton ordinary shareholders - diluted follows:

	2015	2014	2013
Net sales	$20,855	$22,552	$22,046
Net income attributable to Eaton ordinary shareholders	1,979	1,793	1,861
Net income per share attributable to Eaton ordinary shareholders - diluted	$4.23	$3.76	$3.90

RESULTS OF OPERATIONS
Non-GAAP Financial Measures
The following discussion of Consolidated Financial Results and Business Segment Results of Operations includes certain non-GAAP financial measures. These financial measures include operating earnings, operating earnings per ordinary share, and operating profit before acquisition integration charges for each business segment as well as corporate, each of which differs from the most directly comparable measure calculated in accordance with generally accepted accounting principles (GAAP). A reconciliation of operating earnings and operating earnings per ordinary share to the most directly comparable GAAP measure is included in the table below. Operating profit before acquisition integration charges is reconciled in the discussion of the operating results of each business segment, and excludes acquisition integration expense related primarily to integration of Cooper Industries plc (Cooper). Management believes that these financial measures are useful to investors because they exclude transactions of an unusual nature, allowing investors to more easily compare Eaton’s financial performance period to period. Management uses this information in monitoring and evaluating the on-going performance of Eaton and each business segment. For additional information on acquisition integration charges, see Note 3 to the Consolidated Financial Statements.

Consolidated Financial Results

	2015	Change from 2014	2014	Change from 2013	2013
Net sales	$20,855	(8)%	$22,552	2%	$22,046
Gross profit	6,563	(5)%	6,906	3%	6,677
Percent of net sales	31.5%		30.6%		30.3%
Income before income taxes	2,145	22%	1,761	(7)%	1,884
Net income	1,981	10%	1,803	(4)%	1,873
Less net income for noncontrolling interests	(2)		(10)		(12)
Net income attributable to Eaton ordinary shareholders	1,979	10%	1,793	(4)%	1,861
Excluding acquisition integration charges and transaction costs (after-tax)	31		102		110
Operating earnings	$2,010	6%	$1,895	(4)%	$1,971

Net income per share attributable to Eaton ordinary shareholders - diluted	$4.23	13%	$3.76	(4)%	$3.90
Excluding per share impact of acquisition integration charges and transaction costs (after-tax)	0.07		0.21		0.23
Operating earnings per ordinary share	$4.30	8%	$3.97	(4)%	$4.13
Net Sales
Net sales in 2015 decreased by 8% compared to 2014 due to a decrease of 6% from the impact of currency translation and a decrease of 2% in organic sales. The decrease in organic sales was primarily due to weakening demand in several of the Company's end markets.
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
Gross Profit
Gross profit margin increased from 30.6% in 2014 to 31.5% in 2015. The increase in gross profit margin in 2015 was primarily due to cost savings from restructuring actions taken in the second half of 2015 and other cost control measures, partially offset by restructuring charges incurred in 2015. Gross profit increased from 30.3% in 2013 to 30.6% in 2014. The increase in gross profit margin in 2014 was primarily due to higher sales volumes, offset by certain restructuring activities Eaton undertook in 2014 in an effort to gain efficiencies in the Vehicle, Hydraulics and Aerospace business segments.
Income Taxes
During 2015, an income tax expense of $164 was recognized (an effective tax expense rate of 7.7%) compared to income tax benefit of $42 in 2014 (an effective tax benefit rate of 2.4%). Excluding the net tax benefit of 7.6% for the Meritor and Triumph litigation settlements and related legal costs and the gain on the sale of the Aerospace businesses, all of which occurred in the second quarter of 2014, the income tax rate was 5.2% for 2014. The 2015 income tax rate increased from 2014 primarily due to greater levels of income earned in higher tax jurisdictions and net increases in worldwide tax liabilities.
During 2014, an income tax benefit of $42 was recognized (an effective tax benefit rate of 2.4%) compared to income tax expense of $11 for 2013 (an effective tax expense rate of 0.6%). The lower tax rate in 2014 was primarily attributable to the net tax benefit of litigation settlements and related legal costs and gain on sale of business, all of which occurred in the second quarter of 2014. Excluding the previously mentioned litigation settlements and gain on the sale of businesses, the 2014 income tax rate increased from 2013 due to greater levels of income earned in higher tax jurisdictions and net increases in worldwide tax liabilities, partially offset by additional foreign tax credit recognition in the United States and recognition of deferred tax assets in foreign jurisdictions.

Operating Earnings
Operating earnings, a non-GAAP measure discussed above in Non-GAAP Financial Measures, of $2,010 in 2015 increased 6% compared to Operating earnings of $1,895 in 2014. The increase in Operating earnings in 2015 was primarily due to lower income in the second quarter of 2014 as a result of settlement of the Meritor and Triumph litigation matters for $500 and $147.5, respectively, partially offset by the impact of the sale of the Aerospace Power Distribution Management Solutions and Integrated Cockpit Solutions businesses. Excluding litigation settlements and gain on sale, operating earnings declined in 2015 due to lower sales volume, the negative impact of currency translation, a higher tax rate, and $129 of restructuring charges incurred in 2015, offset by savings resulting from the 2015 restructuring actions and other cost control measures. Operating earnings of $1,895 in 2014 decreased 4% compared to 2013 Operating earnings of $1,971. The decrease was primarily due to the litigation settlements, partially offset by the gain on the sale of the Aerospace businesses, higher sales volumes as noted above and a lower effective income tax rate.
Operating earnings per ordinary share increased to $4.30 in 2015 compared to $3.97 in 2014. The increase in Operating earnings per ordinary share in 2015 is due to higher Operating earnings and the impact of the Company's share repurchases in 2015. Operating earnings per ordinary share of $3.97 in 2014 decreased 4% from $4.13 in 2013. Operating earnings per ordinary share in 2014 was reduced by $0.70 per share from the litigation settlements partially offset by the gain from the Aerospace divestitures.
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
Electrical Products

	2015	Change from 2014	2014	Change from 2013	2013
Net sales	$6,976	(4)%	$7,254	3%	$7,026

Operating profit	1,156	(2)%	1,184	9%	1,090
Operating margin	16.6%		16.3%		15.5%

Acquisition integration charges	$25		$66		$44

Before acquisition integration charges
Operating profit	$1,181	(6)%	$1,250	10%	$1,134
Operating margin	16.9%		17.2%		16.1%
Net sales decreased 4% in 2015 compared to 2014 due to a decrease of 5% from the impact of currency translation, partially offset by an increase of 1% in organic sales. Organic sales in 2015 were positively impacted by North American markets. Net sales increased 3% in 2014 compared to 2013 due to an increase of 4% in organic sales, partially offset by a decrease of 1% from the impact of currency translation. Organic sales in 2014 were positively impacted by strength in North American markets.
The operating margin before acquisition integration charges decreased from 17.2% in 2014 to 16.9% in 2015. The decrease in operating margin in 2015 was primarily due to lower sales volumes, unfavorable product mix and $12 of restructuring charges, partially offset by $3 of savings from the restructuring actions and other cost control measures. The operating margin before acquisition integration charges increased from 16.1% in 2013 to 17.2% in 2014. The increase in operating margin in 2014 was due to higher sales volumes, as noted above, and incremental synergies related to the acquisition of Cooper.

Electrical Systems and Services

	2015	Change from 2014	2014	Change from 2013	2013
Net sales	$5,931	(8)%	$6,457	—%	$6,430

Operating profit	776	(8)%	843	(5)%	889
Operating margin	13.1%		13.1%		13.8%

Acquisition integration charges	$15		$51		$37

Before acquisition integration charges
Operating profit	$791	(12)%	$894	(3)%	$926
Operating margin	13.3%		13.8%		14.4%
Net sales decreased 8% in 2015 compared to 2014 due to decreases of 4% in organic sales and 4% from negative currency translation. The organic sales decline in 2015 was primarily due to weakness in global oil and gas and other industrial markets. Net sales in 2014 were flat compared to 2013 due to an increase in organic sales of 2%, offset by a decrease of 2% from the impact of currency translation. The increase in organic sales in 2014 was primarily due to strength in the North American markets.
The operating margin before acquisition integration charges decreased from 13.8% in 2014 to 13.3% in 2015. The decrease in operating margin was primarily due to unfavorable product mix and $29 of restructuring charges, partially offset by $14 of savings from the restructuring actions and savings resulting from cost control measures. The operating margin before acquisition integration charges decreased from 14.4% in 2013 to 13.8% in 2014. The decrease in operating margin in 2014 was primarily due to higher logistics costs, unfavorable mix, and pricing pressures.
Hydraulics

	2015	Change from 2014	2014	Change from 2013	2013
Net sales	$2,459	(17)%	$2,975	—%	$2,981

Operating profit	246	(33)%	367	3%	355
Operating margin	10.0%		12.3%		11.9%

Acquisition integration charges	$2		$12		$36

Before acquisition integration charges
Operating profit	$248	(35)%	$379	(3)%	$391
Operating margin	10.1%		12.7%		13.1%
Net sales in 2015 decreased 17% compared to 2014 due to a decrease in organic sales of 10% and a decrease of 7% from the impact of currency translation. The decrease in organic sales is due to broad weakness in global hydraulics markets. Net sales in 2014 remained flat compared to 2013 due to an increase in organic sales of 2% offset by a decrease of 2% from the impact of currency translation. The increase in organic sales in 2014 was primarily driven by demand for industrial products in North America and growth in distributor sales, partially offset by weakness in the global agricultural equipment market and the China construction equipment market.
The operating margin before acquisition integration charges decreased from 12.7% in 2014 to 10.1% in 2015. The decrease in operating margin was primarily due to lower sales volumes and $31 of restructuring charges, partially offset by $33 of savings from the 2015 restructuring actions, current year cost control measures and efficiencies generated from certain restructuring activities taken in 2014. The operating margin before acquisition integration charges decreased from 13.1% in 2013 to 12.7% in 2014. The decrease in operating margin in 2014 was primarily due to costs related to new initiatives and certain restructuring activities Eaton undertook in 2014 in an effort to gain efficiencies in the segment.

Aerospace

	2015	Change from 2014	2014	Change from 2013	2013
Net sales	$1,807	(3)%	$1,860	5%	$1,774

Operating profit	310	14%	273	8%	252
Operating margin	17.2%		14.7%		14.2%
Net sales in 2015 decreased 3% compared to 2014 due to a decrease of 2% from the impact of currency translation and a decrease of 2% from the divestiture of Eaton's Aerospace Power Distribution Management Solutions and Integrated Cockpit Solutions business in the second quarter of 2014, offset by a 1% increase in organic sales. The increase in organic sales during 2015 was related to higher aftermarket sales and strength in commercial OEM markets, offset by a weakness in military OEM markets. Net sales in 2014 increased 5% compared to 2013 due to an increase in organic sales of 8% and an increase of 1% from the impact of currency translation, partially offset by a decrease of 4% due to the divestitures of Eaton's Aerospace Power Distribution Management Solutions and Integrated Cockpit Solutions businesses. The increase in organic sales in 2014 was primarily due to strength in commercial OEM markets as well as growth in the commercial and military aftermarkets.
The operating margin increased from 14.7% in 2014 to 17.2% in 2015. The increase is primarily due to favorable product mix and $2 of savings resulting from restructuring and other cost control measures, partially offset by $5 of restructuring charges. The operating margin increased from 14.2% in 2013 to 14.7% in 2014. The increase in operating margin in 2014 was due to higher sales volumes, as noted above, partially offset by certain restructuring activities Eaton undertook in 2014 in an effort to gain efficiencies in the segment.
Vehicle

	2015	Change from 2014	2014	Change from 2013	2013
Net sales	$3,682	(8)%	$4,006	4%	$3,835

Operating profit	645	—%	645	9%	592
Operating margin	17.5%		16.1%		15.4%
Net sales decreased 8% in 2015 compared to 2014 due to a decrease of 8% from the impact of currency translation. Organic sales remained flat. Organic sales increased in 2015 in North American and Asia Pacific markets, but were offset by weakness in South American markets. Net sales increased 4% in 2014 compared to 2013 due to an increase in organic sales of 6%, partially offset by a decrease of 2% from the impact of currency translation. The increase in organic sales in 2014 was primarily due to strong demand in North American and select Asia Pacific markets, partially offset by weakness in South American markets.
The operating margin increased from 16.1% in 2014 to 17.5% in 2015. The increase in operating margin in 2015 was primarily due to favorable mix, $8 of savings resulting from restructuring actions and other cost control measures, partially offset by lower sales volume and $34 of restructuring charges. The operating margin increased from 15.4% in 2013 to 16.1% in 2014. The increase in operating margin in 2014 was primarily due to higher sales volumes, as noted above, partially offset by certain restructuring activities Eaton undertook in 2014 to generate ongoing efficiencies in the segment.

Corporate Expense

	2015	Change from 2014	2014	Change from 2013	2013
Litigation settlements	$—	NM	$644	NM	$—
Amortization of intangible assets	406	(6)%	431	(1)%	437
Interest expense - net	232	2%	227	(16)%	271
Pension and other postretirement benefits expense	130	(6)%	138	(25)%	183
Inventory step-up adjustment	—	NM	—	NM	34
Gain on divestiture of Aerospace businesses	—	NM	(154)	NM	—
Other corporate expense - net	220	(17)%	265	(28)%	369
Total corporate expense	$988	(36)%	$1,551	20%	$1,294
Total Corporate expense decreased 36% in 2015 to $988 from $1,551 in 2014 primarily due to litigation settlements of $644 during the second quarter of 2014, partially offset by a gain of $154 on the divestiture of Eaton's Aerospace Power Distribution Management Solutions and Integrated Cockpit Solutions businesses during the second quarter of 2014. Excluding the litigation settlement and gain on the divestiture of the business, total corporate expenses-net decreased 7% in 2015 due to savings from cost control measures. Total corporate expense increased 20% in 2014 to $1,551 from $1,294 in 2013 primarily due to litigation settlements during the second quarter of 2014, partially offset by a gain on the divestiture during the second quarter of 2014 and lower costs associated with the acquisition of Cooper.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Financial Condition and Liquidity
Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk. The Company maintains access to the commercial paper markets through a $2.0 billion commercial paper program. To support the commercial paper program, in October 2014 the Company refinanced a $500, five-year revolving credit facility and a $750, three-year revolving credit facility with a $500, four-year revolving credit facility that will expire October 2018 and a $750, five-year revolving credit facility that will expire October 2019, respectively. The Company also maintains a $750, five-year revolving credit facility that will expire June 2017. These refinancings maintain long-term revolving credit facilities at a total of $2,000. The revolving credit facilities are used to support commercial paper borrowings and are fully and unconditionally guaranteed by Eaton and certain of its direct and indirect subsidiaries on an unsubordinated, unsecured basis. There were no borrowings outstanding under Eaton's revolving credit facilities at December 31, 2015 or 2014. The Company had available lines of credit of $850 from various banks for the issuance of letters of credit, of which there was $351 outstanding at December 31, 2015. Over the course of a year, cash, short-term investments and short-term debt may fluctuate in order to manage global liquidity. Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business as well as scheduled payments of long-term debt.
For additional information on financing transactions and debt, see Note 6 to the Consolidated Financial Statements.
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
Sources and Uses of Cash
Operating Cash Flow
Net cash provided by operating activities was $2,371 in 2015, an increase of $493 compared to $1,878 in 2014. The increase was primarily due to payments totaling $654 for the Meritor, Triumph and related litigation in the third quarter of 2014.
Net cash provided by operating activities was $1,878 in 2014, a decrease of $407 compared to $2,285 in 2013. The decrease was primarily due to settlement of the Meritor, Triumph and related litigation in the third quarter of 2014.

For additional information on litigation settlements, see Note 8 to the Consolidated Financial Statements.
Investing Cash Flow
Net cash used in investing activities was $575 in 2015, a decrease of $718 compared to net cash provided by investing activities of $143 in 2014. The decrease in 2015 was principally due to fewer net proceeds from short-term investments of $37 in 2015 compared to $522 in 2014, and proceeds from the sale of business of $282 in 2014. Capital expenditures were $506 in 2015 compared to $632 in 2014. Eaton expects approximately $525 in capital expenditures in 2016.
Net cash provided by investing activities was $143 in 2014, an increase of $345 as compared to a use of cash of $202 in 2013. The increase in 2014 was principally due to sales of short-term investments of $522 in 2014 compared to purchases of short-term investments of $288 in 2013. This source of cash in 2014 was partially offset by a decrease in proceeds from the sales of business, from $777 in 2013 to $282 in 2014. Capital expenditures were $632 in 2014 compared to $614 in 2013.
Financing Cash Flow
Net cash used in financing activities was $2,267 in 2015, an increase in the use of cash of $137 compared to $2,130 in 2014. The increase in the use of cash was primarily due to higher payment on borrowings of $1,027 in 2015 compared to $582 in 2014 and higher cash dividends paid of $1,026 in 2015 compared to $929 in 2014, offset by proceeds from borrowings of $425 in 2015.
Net cash used in financing activities was $2,130 in 2014, an increase in use of cash of $394 compared to $1,736 in 2013. The increase in the use of cash was primarily due to $650 in share repurchases and an increase in cash dividends paid. Partially offsetting these uses of cash was a decrease in payments on borrowings, from $1,096 in 2013 to $582 in 2014. On February 1, 2013, Eaton repaid the $669 outstanding balance on a $1,669 borrowing on the bridge facility related to financing the acquisition of Cooper Industries plc.
Credit Ratings
Eaton's debt has been assigned the following credit ratings:

Credit Rating Agency (long- /short-term rating)	Rating	Outlook
Standard & Poor's	A-/A-2	Stable outlook
Moody's	Baa1/P-2	Stable outlook
Fitch	BBB+/F2	Stable outlook
Defined Benefits Plans
Pension Plans
During 2015, the fair value of plan assets in the Company’s employee pension plans decreased $215 to $4,406 at December 31, 2015. The decrease in plan assets was primarily due to lower than expected return on assets. At December 31, 2015, the net unfunded position of $1,598 in pension liabilities consisted of $691 in the U.S. qualified pension plans, $859 in plans that have no minimum funding requirements, and $105 in all other plans that require minimum funding, partially offset by $57 in plans that are overfunded.
Funding requirements are a major consideration in making contributions to Eaton’s pension plans. With respect to the Company’s pension plans worldwide, the Company intends to contribute annually not less than the minimum required by applicable law and regulations. In 2015, $330 was contributed to the pension plans. The Company anticipates making $162 of contributions to certain pension plans during 2016. The funded status of the Company’s pension plans at the end of 2016, and future contributions, will depend primarily on the actual return on assets during the year and the discount rate used to calculate certain benefits at the end of the year. Depending on these factors, and the resulting funded status of the pension plans, the level of future contributions could be materially higher or lower than in 2015.
Off-Balance Sheet Arrangements
Eaton does not have off-balance sheet arrangements or financings with unconsolidated entities or other persons. In the ordinary course of business, the Company leases certain real properties and equipment, as described in Note 8 to the Consolidated Financial Statements.

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
Goodwill impairment testing for 2015 and 2014 was performed using a qualitative analysis, which is performed by assessing certain trends and factors that require significant judgment, including projected market outlook and growth rates, forecasted and actual sales and operating profit margins, discount rates, industry data, and other relevant qualitative factors. These trends and factors are compared to, and based on, the assumptions used in the most recent quantitative assessment. The results of these qualitative analyses did not indicate a need to perform a quantitative analysis.
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
Based on quantitative analyses performed in 2015 and 2014 and quantitative analysis performed in 2013, the fair values of Eaton's reporting units continue to substantially exceed the respective carrying amounts.

Indefinite Life Intangible Assets
Indefinite life intangible assets consist of trademarks. They are evaluated annually for impairment as of July 1 using either a quantitative or qualitative analysis to determine whether their fair values exceed their respective carrying amounts. Indefinite life intangible asset impairment testing for 2015 and 2014 was performed using a quantitative analysis. Determining the fair value of these assets requires significant judgment and the Company uses a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability.
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
For 2015 and 2014, the fair value of indefinite lived intangible assets substantially exceeded the respective carrying value.
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
For additional information about goodwill and other intangible assets, see Note 5 to the Consolidated Financial Statements.
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
Management evaluates the realizability of deferred income tax assets for each jurisdiction in which it operates. If the Company experiences cumulative pretax income in a particular jurisdiction in a three-year period including the current and prior two years, management normally concludes that the deferred income tax assets will more likely than not be realizable and no valuation allowance is recognized, unless known or planned operating developments would lead management to conclude otherwise. However, if the Company experiences cumulative pretax losses in a particular jurisdiction in a three-year period including the current and prior two years, management then considers a series of factors in the determination of whether the deferred income tax assets can be realized. These factors include historical operating results, known or planned operating developments, the period of time over which certain temporary differences will reverse, consideration of the utilization of certain deferred income tax liabilities, tax law carryback capability in a particular country, prudent and feasible tax planning strategies, and estimates of future earnings and taxable income using the same assumptions as the Company’s goodwill and other impairment testing. After evaluation of these factors, if the deferred income tax assets are expected to be realized within the tax carryforward period allowed for that specific country, management would conclude that no valuation allowance would be required. To the extent that the deferred income tax assets exceed the amount that is expected to be realized within the tax carryforward period for a particular jurisdiction, management would establish a valuation allowance. For additional information about income taxes, see Note 9 to the Consolidated Financial Statements.
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
Key assumptions used to calculate pension and other postretirement benefits expense are adjusted at each year-end. A 1-percentage point change in the assumed rate of return on pension plan assets is estimated to have approximately a $45 effect on pension expense. Likewise, a 1-percentage point change in the discount rate is estimated to have approximately a $78 effect on pension expense. A 1-percentage point change in the assumed rate of return on other postretirement benefits assets is estimated to have approximately a $1 effect on other postretirement benefits expense. A 1-percentage point change in the discount rate is estimated to have approximately a $3 effect on expense for other postretirement benefits plans.
Beginning in 2016, the Company will adopt a change in the method it will use to estimate the service and interest cost components of net periodic benefit cost for its defined benefit pension and other postretirement benefit plans. Historically, for the vast majority of its plans, the service and interest cost components were estimated using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. Beginning in 2016, the Company will use a spot rate approach by applying the specific spot rates along the yield curve to the relevant projected cash flows in the estimation of the service and interest components of benefit cost, resulting in a more precise measurement. This change does not affect the measurement of total benefit obligations. The change will be accounted for as a change in estimate and, accordingly, will be accounted for prospectively starting in 2016. The reductions in service cost and interest cost for 2016 associated with this change in estimate are expected to be $3 and $42, respectively.
Additional information related to changes in key assumptions used to recognize expense for other postretirement benefits plans is found in Note 7 to the Consolidated Financial Statements.
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
A number of factors affect the cost of environmental remediation, including the number of parties involved at a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing advancement of remediation technology. Taking these factors into account, Eaton has estimated the costs of remediation, which will be paid over a period of years. The Company accrues an amount on an undiscounted basis, consistent with the estimates of these costs, when it is probable that a liability has been incurred. At December 31, 2015 and 2014, $131 and $140, respectively, was accrued for these costs.
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
Eaton uses derivative instruments to manage exposure to volatility in raw material costs, currency, and interest rates on certain debt instruments. Derivative financial instruments used by the Company are straightforward and non-leveraged. The counterparties to these instruments are financial institutions with strong credit ratings. Eaton maintains control over the size of positions entered into with any one counterparty and regularly monitors the credit rating of these institutions. See Note 13 to the Consolidated Financial Statements for additional information about hedges and derivative financial instruments.

Eaton’s ability to access the commercial paper market, and the related cost of these borrowings, is based on the strength of its credit rating and overall market conditions. The Company has not experienced any material limitations in its ability to access these sources of liquidity. At December 31, 2015, Eaton had $2,000 of long-term revolving credit facilities with banks in support of its commercial paper program. It has no borrowings outstanding under these credit facilities.
Interest rate risk can be measured by calculating the short-term earnings impact that would result from adverse changes in interest rates. This exposure results from short-term debt, which includes commercial paper at a floating interest rate, long-term debt that has been swapped to floating rates, and money market investments that have not been swapped to fixed rates. Based upon the balances of investments and floating rate debt at year end 2015, a 100 basis-point increase in short-term interest rates would have increased the Company’s net, pretax interest expense by $39.
Eaton also measures interest rate risk by estimating the net amount by which the fair value of the Company’s financial liabilities would change as a result of movements in interest rates. Based on Eaton’s best estimate for a hypothetical, 100 basis point decrease in interest rates at December 31, 2015, the market value of the Company’s debt and interest rate swap portfolio, in aggregate, would increase by $407.
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

CONTRACTUAL OBLIGATIONS
A summary of contractual obligations as of December 31, 2015 follows:

	2016	2017 to 2018	2019 to 2020	Thereafter	Total
Long-term debt, including current portion(1)	$242	$2,120	$581	$4,890	$7,833
Interest expense related to long-term debt	312	538	431	1,939	3,220
Reduction of interest expense from interest rate swap agreements related to long-term debt	(59)	(79)	(33)	(74)	(245)
Operating leases	151	203	81	55	490
Purchase obligations	759	89	38	7	893
Other obligations	188	18	14	25	245
Total	$1,593	$2,889	$1,112	$6,842	$12,436

(1) Long-term debt excludes deferred gains and losses on derivatives related to debt, adjustments to fair market value, and premiums and discounts on long-term debentures.
Interest expense related to long-term debt is based on the fixed interest rate, or other applicable interest rate, related to the debt instrument. The reduction of interest expense due to interest rate swap agreements related to long-term debt is based on the difference in the fixed interest rate the Company receives from the swap, compared to the floating interest rate the Company pays on the swap. Purchase obligations are entered into with various vendors in the normal course of business. These amounts include commitments for purchases of raw materials, outstanding non-cancelable purchase orders, releases under blanket purchase orders, and commitments under ongoing service arrangements. Other long-term obligations principally include anticipated contributions of $162 to pension plans in 2016 and $50 of deferred compensation earned under various plans for which the participants have elected to receive disbursement at a later date.
The table above does not include future expected pension benefit payments or expected other postretirement benefits payments. Information related to the amounts of these future payments is described in Note 7 to the Consolidated Financial Statements. The table above also excludes the liability for unrecognized income tax benefits, since the Company cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities. At December 31, 2015, the gross liability for unrecognized income tax benefits totaled $584 and interest and penalties were $108.

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

QUARTERLY DATA (unaudited)

	Quarter ended in 2015				Quarter ended in 2014
(In millions except for per share data)	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Net sales	$5,057	$5,203	$5,372	$5,223	$5,565	$5,728	$5,767	$5,492
Gross profit	1,630	1,606	1,697	1,630	1,718	1,812	1,742	1,634
Percent of net sales	32.2%	30.9%	31.6%	31.2%	30.9%	31.6%	30.2%	29.8%
Income before income taxes	555	487	598	505	609	642	57	453
Net income	534	445	535	467	585	605	172	441
Less net income for noncontrolling interests	(2)	1	—	(1)	(4)	(3)	(1)	(2)
Net income attributable to Eaton ordinary shareholders	$532	$446	$535	$466	$581	$602	$171	$439

Net income per share attributable to Eaton ordinary shareholders
Diluted	$1.15	$0.96	$1.14	$0.99	$1.23	$1.26	$0.36	$0.92
Basic	1.15	0.96	1.14	1.00	1.24	1.27	0.36	0.92

Cash dividends declared per ordinary share	$0.55	$0.55	$0.55	$0.55	$0.49	$0.49	$0.49	$0.49

Market price per ordinary share
High	$58.59	$68.23	$73.82	$72.78	$70.51	$79.98	$79.65	$78.19
Low	49.46	49.21	66.86	62.80	57.11	62.84	70.26	66.89

Earnings per share for the four quarters in a year may not equal full year earnings per share.

Acquisition integration charges included in Income before income taxes are as follows:

	Quarter ended in 2015				Quarter ended in 2014
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Acquisition integration charges	$14	$10	$12	$11	$32	$19	$37	$66

TEN-YEAR CONSOLIDATED FINANCIAL SUMMARY (unaudited)

(In millions except for per share data)	2015	2014	2013	2012	2011	2010	2009	2008	2007	2006
Continuing operations
Net sales	$20,855	$22,552	$22,046	$16,311	$16,049	$13,715	$11,873	$15,376	$13,033	$12,232
Income before income taxes	2,145	1,761	1,884	1,251	1,553	1,036	303	1,140	1,055	979
Income after income taxes	1,981	1,803	1,873	1,220	1,352	937	385	1,067	973	907
Income from discontinued operations	—	—	—	—	—	—	—	3	35	53
Net income	1,981	1,803	1,873	1,220	1,352	937	385	1,070	1,008	960
Less net income for noncontrolling interests	(2)	(10)	(12)	(3)	(2)	(8)	(2)	(12)	(14)	(10)
Net income attributable to Eaton ordinary shareholders	$1,979	$1,793	$1,861	$1,217	$1,350	$929	$383	$1,058	$994	$950

Net income per share attributable to Eaton ordinary shareholders - diluted
Continuing operations	$4.23	$3.76	$3.90	$3.46	$3.93	$2.73	$1.14	$3.25	$3.19	$2.94
Discontinued operations	—	—	—	—	—	—	—	0.01	0.12	0.17
Total	$4.23	$3.76	$3.90	$3.46	$3.93	$2.73	$1.14	$3.26	$3.31	$3.11

Net income per share attributable to Eaton ordinary shareholders - basic
Continuing operations	$4.25	$3.78	$3.93	$3.54	$3.98	$2.76	$1.16	$3.29	$3.26	$2.99
Discontinued operations	—	—	—	—	—	—	—	0.01	0.12	0.17
Total	$4.25	$3.78	$3.93	$3.54	$3.98	$2.76	$1.16	$3.30	$3.38	$3.16

Weighted-average number of ordinary shares outstanding
Diluted	467.1	476.8	476.7	350.9	342.8	339.5	335.8	324.6	300.6	305.8
Basic	465.5	474.1	473.5	347.8	338.3	335.5	332.7	320.4	294.6	300.4

Cash dividends declared per ordinary share	$2.20	$1.96	$1.68	$1.52	$1.36	$1.08	$1.00	$1.00	$0.86	$0.74

Total assets	$31,031	$33,529	$35,491	$35,810	$17,873	$17,252	$16,282	$16,655	$13,430	$11,417
Long-term debt	7,781	8,024	8,969	9,765	3,366	3,382	3,349	3,190	2,432	1,774
Total debt	8,449	9,034	9,549	10,836	3,773	3,458	3,467	4,271	3,417	2,586
Eaton shareholders' equity	15,186	15,786	16,791	15,113	7,469	7,362	6,777	6,317	5,172	4,106
Eaton shareholders' equity per ordinary share	$33.10	$33.74	$35.34	$32.11	$22.34	$21.66	$20.39	$19.14	$17.71	$14.04
Ordinary shares outstanding	458.8	467.9	475.1	470.7	334.4	339.9	332.3	330.0	292.0	292.6

Eaton Corporation plc
2015 Annual Report on Form 10-K
Exhibit Index

3 (i)	Certificate of Incorporation - Incorporated by reference to the Form S-8 filed November 30, 2012

3 (ii)	Amended and restated Memorandum and Articles of Incorporation - Incorporated by reference to the Form 10-Q Report for the three months ended September 30, 2012

4 (a)	Pursuant to Regulation S-K Item 601(b) (4), the Company agrees to furnish to the SEC, upon request, a copy of the instruments defining the rights of holders of its other long-term debt

10	Material contracts

	(a)	Senior Executive Incentive Compensation Plan (effective February 27, 2013) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

	(b)	Deferred Incentive Compensation Plan II - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

	(c)	First Amendment to Deferred Incentive Compensation Plan II - Incorporated by reference to the Form S-8 filed November 30, 2012

	(d)	Excess Benefits Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

	(e)	First Amendment to Excess Benefits Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

	(f)	Incentive Compensation Deferral Plan II - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

	(g)	First Amendment to Incentive Compensation Deferral Plan II - Incorporated by reference to the Form S-8 filed November 30, 2012

	(h)	Limited Eaton Service Supplemental Retirement Income Plan II - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

	(i)	First Amended to Limited Eaton Service Supplemental Retirement Income Plan II - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

	(j)	Supplemental Benefits Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

	(k)	First Amendment to Supplemental Benefits Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

	(l)	Form of Restricted Share Unit Agreement - Filed in conjunction with this Form 10-K Report *

	(m)	Form of Restricted Share Award Agreement - Filed in conjunction with this Form 10-K Report *

	(n)	Form of Restricted Share Agreement (Non-Employee Directors) - Incorporated by reference to the Form 8-K Report filed February 1, 2010

	(o)	Form of Directors' Restricted Share Unit Agreement - Incorporated by reference to the Form 10-K report for the year ended December 31, 2012

	(p)	Form of Stock Option Agreement for Executives - Filed in conjunction with this Form 10-K Report *

	(q)	Form of Stock Option Agreement for Non-Employee Directors (2008) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

	(r)	Amended and Restated 2002 Stock Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

	(s)	Amended and Restated 2004 Stock Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

(t)	Amended and Restated 2008 Stock Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

(u)	Second Amended and Restated 2009 Stock Plan - Incorporated by reference to Form S-8 filed November 30, 2012

(v)	Amended and Restated 2012 Stock Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

(w)	Amendment to Amended and Restated 2012 Stock Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(x)	First Amendment to 2005 Non-Employee Director Fee Deferral Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

(y)	2013 Non-Employee Director Fee Deferral Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(z)	2015 Stock Plan - Incorporated by reference to the Form S-8 filed on October 30, 2015

(aa)	Form of Change of Control Agreement entered into with officers of Eaton Corporation - Incorporated by reference to the Form 8-K Report filed on December 17, 2015

(bb)	Form of Indemnification Agreement entered into with directors - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(cc)	Form of Indemnification Agreement II entered into with directors - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(dd)	Amended and Restated Executive Strategic Incentive Plan (amended and restated February 27, 2013) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(ee)	Executive Strategic Incentive Plan II (effective January 1, 2001) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(ff)	Amended and Restated Supplemental Executive Strategic Incentive Plan (amended and restated February 27, 2013) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(gg)	Deferred Incentive Compensation Plan (amended and restated effective November 1, 2007) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2009

(hh)	Group Replacement Insurance Plan (GRIP) (effective June 1, 1992) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 1992

(ii)	Excess Benefits Plan (amended and restated effective January 1, 1989) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(jj)	Amendment to Excess Benefits Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(kk)	Supplemental Benefits Plan (amended and restated January 1, 1989) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(ll)	Amendment to Supplemental Benefits Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(mm)
Eaton Corporation Board of Directors Policy on Incentive Compensation, Stock Options and Other Equity Grants upon the Restatement of Financial Results - Filed in conjunction with this Form 10-K Report*

(nn)
Amended and Restated Grantor Trust Agreement for Non-Employee Directors’ Deferred Fees Plans - effective January 1, 2010 - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2010

(oo)
Amended and Restated Grantor Trust Agreement for Employees’ Deferred Compensation Plans - effective January 1, 2010 - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2010

	(pp)	Eaton Savings Plan 2016 Restatement - Filed in conjunction with this Form 10-K Report. *

	(qq)	Eaton Personal Investment Plan 2015 Restatement - Filed in conjunction with this Form 10-K Report. *

	(rr)	Performance Share Award Agreement - Filed in conjunction with this Form 10-K Report *

	(ss)	Form of Indemnification Agreement entered into with officers of Eaton Corporation - Filed in conjunction with this Form 10-K Report *

	(tt)	Amended to Limited Eaton Service Supplemental Retirement Income Plan I- Filed in conjunction with this Form 10-K Report *

12		Ratio of Earnings to Fixed Charges - Filed in conjunction with this Form 10-K Report *

14		Code of Ethics - Incorporated by reference to the definitive Proxy Statement filed on March 14, 2008

21		Subsidiaries of Eaton Corporation plc - Filed in conjunction with this Form 10-K Report *

23		Consent of Independent Registered Public Accounting Firm - Filed in conjunction with this Form 10-K Report *

24		Power of Attorney - Filed in conjunction with this Form 10-K Report *

31.1		Certification of Principal Executive Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302) - Filed in conjunction with this Form 10-K Report *

31.2		Certification of Principal Financial Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302) - Filed in conjunction with this Form 10-K Report *

32.1		Certification of Principal Executive Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906) - Filed in conjunction with this Form 10-K Report *

32.2		Certification of Principal Financial Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906) - Filed in conjunction with this Form 10-K Report *

101.INS		XBRL Instance Document *

101.SCH		XBRL Taxonomy Extension Schema Document *

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB		XBRL Taxonomy Extension Label Linkbase Document *

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document *
_______________________________

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013 (iii) Consolidated Balance Sheets at December 31, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, (v) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2015, 2014 and 2013 and vi) Notes to Consolidated Financial Statements for the year ended December 31, 2015.