Form 10-Q
period 2016-03-31
Eaton Corp plc
filed 2016-04-29
CIK 1551182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 458.0 million Ordinary Shares outstanding as of March 31, 2016.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	2
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27
ITEM 4. CONTROLS AND PROCEDURES	27
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	28
ITEM 1A. RISK FACTORS	28
ITEM 2. UNRESTRICTED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	28
ITEM 6. EXHIBITS	28
SIGNATURES	29
EXHIBIT INDEX	30
EX-3(ii)
EX-3(iii)
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended March 31
(In millions except for per share data)	2016	2015
Net sales	$4,813	$5,223

Cost of products sold	3,291	3,593
Selling and administrative expense	892	915
Research and development expense	149	158
Interest expense - net	57	57
Other income - net	(18)	(5)
Income before income taxes	442	505
Income tax expense	39	38
Net income	403	467
Less net loss (income) for noncontrolling interests	1	(1)
Net income attributable to Eaton ordinary shareholders	$404	$466

Net income per share attributable to Eaton ordinary shareholders
Diluted	$0.88	$0.99
Basic	0.88	1.00

Weighted-average number of ordinary shares outstanding
Diluted	459.8	470.0
Basic	458.6	467.9

Cash dividends declared per ordinary share	$0.57	$0.55

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended March 31
(In millions)	2016	2015
Net income	$403	$467
Less net loss (income) for noncontrolling interests	1	(1)
Net income attributable to Eaton ordinary shareholders	404	466

Other comprehensive income (loss), net of tax
Currency translation and related hedging instruments	261	(720)
Pensions and other postretirement benefits	34	86
Cash flow hedges	(22)	—
Other comprehensive income (loss) attributable to Eaton ordinary shareholders	273	(634)

Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$677	$(168)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	March 31, 2016	December 31, 2015
Assets
Current assets
Cash	$333	$268
Short-term investments	240	177
Accounts receivable - net	3,581	3,479
Inventory	2,391	2,323
Prepaid expenses and other current assets	468	369
Total current assets	7,013	6,616

Property, plant and equipment - net	3,583	3,565

Other noncurrent assets
Goodwill	13,588	13,479
Other intangible assets	5,947	6,014
Deferred income taxes	380	362
Other assets	1,072	960
Total assets	$31,583	$30,996

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$820	$426
Current portion of long-term debt	253	242
Accounts payable	1,795	1,758
Accrued compensation	276	366
Other current liabilities	1,878	1,833
Total current liabilities	5,022	4,625

Noncurrent liabilities
Long-term debt	7,572	7,746
Pension liabilities	1,587	1,586
Other postretirement benefits liabilities	436	440
Deferred income taxes	395	390
Other noncurrent liabilities	1,008	978
Total noncurrent liabilities	10,998	11,140

Shareholders’ equity
Eaton shareholders’ equity	15,519	15,186
Noncontrolling interests	44	45
Total equity	15,563	15,231
Total liabilities and equity	$31,583	$30,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31
(In millions)	2016	2015
Operating activities
Net income	$403	$467
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	233	226
Deferred income taxes	(13)	14
Pension and other postretirement benefits expense	59	76
Contributions to pension plans	(42)	(223)
Contributions to other postretirement benefits plans	(11)	(9)
Excess tax benefit from equity-based compensation	(2)	—
Changes in working capital	(313)	(372)
Other - net	57	(102)
Net cash provided by operating activities	371	77

Investing activities
Capital expenditures for property, plant and equipment	(111)	(105)
Cash received from (paid for) acquisitions of businesses, net of cash acquired	1	(38)
(Purchases) sales of short-term investments - net	(53)	99
Other - net	4	(9)
Net cash used in investing activities	(159)	(53)

Financing activities
Proceeds from borrowings	418	266
Payments on borrowings	(241)	(3)
Cash dividends paid	(256)	(251)
Exercise of employee stock options	17	33
Repurchase of shares	(100)	(170)
Excess tax benefit from equity-based compensation	2	—
Other - net	—	(2)
Net cash used in financing activities	(160)	(127)

Effect of currency on cash	13	(15)
Total increase (decrease) in cash	65	(118)
Cash at the beginning of the period	268	781
Cash at the end of the period	$333	$663

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
This Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in Eaton’s 2015 Form 10-K. The interim period results are not necessarily indicative of the results to be expected for the full year. Management has evaluated subsequent events through the date this Form 10-Q was filed with the Securities and Exchange Commission.
During the first quarter of 2016, the Company adopted Accounting Standards Update 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the related debt liability rather than an asset. The Company has applied this standard retrospectively. The adoption of ASU 2015-03 resulted in the reclassification of $34 and $35 within the Company's Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, respectively, from Other noncurrent assets to a reduction in Long-term debt.
Certain prior year amounts have been reclassified to conform to the current year presentation.
Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-02, Leases (Topic 842), (ASU 2016-02). This accounting standard requires that a lessee recognize a lease asset and a lease liability on its balance sheet for all leases, including operating leases, with a term greater than 12 months. ASU 2016-02 will require additional disclosures in the notes to the consolidated financial statements and is effective for annual and interim reporting periods beginning after December 15, 2018. Eaton is evaluating the impact of ASU 2016-02 and an estimate of the impact to the consolidated financial statements cannot be made at this time.
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09). This accounting standard supersedes all existing US GAAP revenue recognition guidance. Under ASU 2014-09, a company will recognize revenue when it transfers the control of promised goods or services to customers in an amount that reflects the consideration which the company expects to collect in exchange for those goods or services. ASU 2014-09 will require additional disclosures in the notes to the consolidated financial statements and is effective for annual and interim reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date (ASU 2015-14). This accounting standard defers the effective date of ASU 2014-09 for one year and permits early adoption as of the original effective date. Eaton is evaluating the impact of ASU 2014-09 and an estimate of the impact to the consolidated financial statements cannot be made at this time.

Note 2.	ACQUISITIONS OF BUSINESSES
Acquisition of Ephesus Lighting, Inc.
On October 28, 2015, Eaton acquired Ephesus Lighting, Inc. (Ephesus). Ephesus is a leader in LED lighting for stadiums and other high lumen outdoor and industrial applications. Its sales for the 12 months ended September 30, 2015 were $23. Ephesus is reported within the Electrical Products business segment.
Acquisition of UK Safety Technology Manufacturer Oxalis Group Ltd.
On January 12, 2015, Eaton acquired Oxalis Group Ltd. (Oxalis). Oxalis is a manufacturer of closed-circuit television camera stations, public address and general alarm systems and other electrical products for the hazardous area, marine and industrial communications markets. Its sales for the 12 months ended December 31, 2014 were $9. Oxalis is reported within the Electrical Systems and Services business segment.

Note 3.	ACQUISITION INTEGRATION CHARGES
Eaton incurs integration charges related to acquired businesses. A summary of these charges follows:

	Three months ended March 31
	2016	2015

Electrical Products	$—	$6
Electrical Systems and Services	1	3
Hydraulics	—	1
Total business segments	1	10
Corporate	—	1
Total acquisition integration charges before income tax	$1	$11
Total after income taxes	$—	$7
Per ordinary share - diluted	$0.00	$0.02
Business segment acquisition integration charges in the three months ended March 31, 2016 related to the integration of Oxalis Group Ltd. These charges were included in Cost of products sold. Business segment acquisition integration charges in the three months ended March 31, 2015 related primarily to the integration of Cooper Industries plc (Cooper), which was acquired in 2012. The integration of Cooper included costs related to restructuring activities Eaton undertook in an effort to gain efficiencies in selling, marketing, traditional back-office functions, manufacturing, and distribution. These charges were included in Cost of products sold or Selling and administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment. See Note 14 for additional information about business segments.
Corporate acquisition integration charges in 2015 were related to the acquisition of Cooper. These charges were included in Selling and administrative expense. In Business Segment Information, the charges were included in Other corporate expense - net.

Note 4.	RESTRUCTURING CHARGES
During 2015, Eaton announced its intention to undertake actions to reduce its cost structure in all business segments and at corporate. Restructuring charges incurred in the first quarter of 2016 and 2015 were $63 and $10, respectively. The charges associated with restructuring activities are anticipated to be $140 in 2016 and $130 in 2017.
A summary of restructuring charges by segment follows:

	Three months ended March 31
	2016	2015
Electrical Products	$17	$—
Electrical Systems & Services	10	—
Hydraulics	16	8
Aerospace	4	—
Vehicle	12	2
Corporate	4	—
Total	$63	$10

A summary of liabilities related to workforce reductions, plant closings and other associated costs follows:

	Workforce reductions	Plant closing and other	Total
Balance at December 31, 2014	$—	$—	$—
Liability recognized	112	17	129
Payments	(59)	(3)	(62)
Other adjustments	1	(14)	(13)
Balance at December 31, 2015	54	—	54
Liability recognized	57	6	63
Payments	(23)	(2)	(25)
Other adjustments	—	(3)	(3)
Balance at March 31, 2016	$88	$1	$89
These charges were included in Cost of products sold, Selling and administrative expenses or Other income-net, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment. See Note 14 for additional information about business segments.

Note 5.	GOODWILL
A summary of goodwill follows:

	Electrical Products	Electrical Systems and Services	Hydraulics	Aerospace	Vehicle	Total
December 31, 2015	$6,642	$4,279	$1,259	$956	$343	$13,479
Translation	55	38	17	(3)	2	109
March 31, 2016	$6,697	$4,317	$1,276	$953	$345	$13,588

Note 6.	RETIREMENT BENEFITS PLANS
The components of retirement benefits expense follow:

	United States pension benefit expense		Non-United States pension benefit expense		Other postretirement benefits expense
	Three months ended March 31
	2016	2015	2016	2015	2016	2015
Service cost	$28	$31	$16	$18	$1	$2
Interest cost	31	39	16	18	4	6
Expected return on plan assets	(63)	(66)	(24)	(25)	(1)	(1)
Amortization	23	30	9	10	(2)	—
	19	34	17	21	2	7
Settlement and curtailment loss	21	14	—	—	—	—
Total expense	$40	$48	$17	$21	$2	$7

Note 7.	LEGAL CONTINGENCIES
Eaton is subject to a broad range of claims, administrative and legal proceedings such as lawsuits that relate to contractual allegations, tax audits, patent infringement, personal injuries, antitrust matters and employment-related matters. Eaton is also subject to asbestos claims from historic products which may have contained asbestos. Insurance may cover some of the costs associated with these claims. Although it is not possible to predict with certainty the outcome or cost of these matters, the Company believes they will not have a material adverse effect on the consolidated financial statements.
In December 2010, a Brazilian court held that a judgment obtained by a Brazilian company, Raysul, against another Brazilian company, Saturnia, which was sold by Eaton in 2006, could be enforced against Eaton Ltda. This judgment is based on an alleged violation of an agency agreement between Raysul and Saturnia. At March 31, 2016, the Company has a total accrual of 100 Brazilian Reais related to this matter ($28 based on current exchange rates), comprised of 60 Brazilian Reais recognized in the fourth quarter of 2010 ($17 based on current exchange rates) with an additional 40 Brazilian Reais recognized through March 31, 2016 ($11 based on current exchange rates). In 2010, Eaton filed motions for clarification with the Brazilian court of appeals which were denied on April 6, 2011. Eaton Holding and Eaton Ltda. filed appeals on various issues to the Superior Court of Justice in Brasilia. In April 2013, the Superior Court of Justice ruled in favor of Raysul. Additional motions for clarification were filed with the Superior Court of Justice in Brasilia and were denied. On February 2, 2015, a final appeal was filed with the Superior Court of Justice in Brasilia. The Company expects that any sum it may be required to pay in connection with this matter will not exceed the amount of the recorded liability.

Note 8.	INCOME TAXES
The effective income tax rate for the first quarter of 2016 was an expense of 9%, compared to an expense of 8% for the first quarter of 2015. The increase in the effective tax rate in the first quarter of 2016 is primarily due to more income earned in higher tax jurisdictions.

Note 9.	EQUITY
On October 22, 2013, Eaton's Board of Directors adopted a share repurchase program (2013 Program) that authorizes the repurchase of 40 million ordinary shares. During the first quarter of 2016 and 2015, 1.5 million and 2.4 million ordinary shares were repurchased under the 2013 Program in the open market at a total cost of $82 and $170, respectively. On February 24, 2016, the Board of Directors approved a new share repurchase program for share repurchases up to $2,500 of ordinary shares (2016 Program). Under the 2016 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During the first quarter of 2016, 0.3 million shares were purchased on the open market under the 2016 Program for a total cost of $18.
The changes in Shareholders’ equity follow:

	Eaton shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2015	$15,186	$45	$15,231
Net income	404	(1)	403
Other comprehensive income	273	—	273
Cash dividends paid and accrued	(261)	—	(261)
Issuance of shares under equity-based compensation plans - net	17	—	17
Repurchase of shares	(100)	—	(100)
Balance at March 31, 2016	$15,519	$44	$15,563
The changes in Accumulated other comprehensive loss follow:

	Currency translation and related hedging instruments	Pensions and other postretirement benefits	Cash flow hedges	Total
Balance at December 31, 2015	$(2,492)	$(1,374)	$3	$(3,863)
Other comprehensive income (loss) before reclassifications	261	1	(20)	242
Amounts reclassified from Accumulated other comprehensive loss (income)	—	33	(2)	31
Net current-period Other comprehensive income (loss)	261	34	(22)	273
Balance at March 31, 2016	$(2,231)	$(1,340)	$(19)	$(3,590)
The reclassifications out of Accumulated other comprehensive loss follow:

	Three months ended March 31, 2016		Consolidated statements of income classification
Amortization of defined benefit pensions and other postretirement benefits items
Actuarial loss and prior service cost	$(51)	[1]
Tax benefit	18
Total, net of tax	(33)

Gains and (losses) on cash flow hedges
Currency exchange contracts	3		Cost of products sold
Tax expense	(1)
Total, net of tax	2

Total reclassifications for the period	$(31)
1 These components of Accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 6 for additional information about pension and other postretirement benefits items.

Net Income Per Share Attributable to Eaton Ordinary Shareholders
A summary of the calculation of net income per share attributable to Eaton ordinary shareholders follows:

	Three months ended March 31
(Shares in millions)	2016	2015
Net income attributable to Eaton ordinary shareholders	$404	$466

Weighted-average number of ordinary shares outstanding - diluted	459.8	470.0
Less dilutive effect of equity-based compensation	1.2	2.1
Weighted-average number of ordinary shares outstanding - basic	458.6	467.9

Net income per share attributable to Eaton ordinary shareholders
Diluted	$0.88	$0.99
Basic	0.88	1.00
For the first quarter of 2016 and 2015, 2.4 million and 0.9 million stock options, respectively, were excluded from the calculation of diluted net income per share attributable to Eaton ordinary shareholders because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive.

Note 10.	EQUITY-BASED COMPENSATION

In February 2016, the Compensation and Organization Committee of the Board of Directors approved the grant of
604,385 performance share units (PSUs) to certain employees that vest based on the satisfaction of a three-year service period and total shareholder return relative to that of a group of peers. Awards earned at the end of the three-year vesting period range from 0% to 200% of the targeted number of PSU’s granted based on the ranking of total shareholder return of the Company, assuming reinvestment of all dividends, relative to a defined peer group of companies. Equity-based compensation expense for these PSUs is recognized over the period during which an employee is required to provide service in exchange for the award. Upon vesting, dividends that have accumulated during the vesting period are paid on earned awards.

The Company uses a Monte Carlo simulation to estimate the fair value of PSUs with a market condition. The principal assumptions utilized in valuing these PSUs include the expected stock price volatility (based on the most recent 3-year period as of the grant date) and the risk-free interest rate (an estimate based on the yield of United States Treasury zero coupon bonds with a 3-year maturity as of the grant date).

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
A summary of financial instruments recognized at fair value, and the fair value measurements used, follows:

	Total	Level 1	Level 2	Level 3
March 31, 2016
Cash	$333	$333	$—	$—
Short-term investments	240	240	—	—
Net derivative contracts	210	—	210	—
Long-term debt converted to floating interest rates by interest rate swaps - net	(170)	—	(170)	—

December 31, 2015
Cash	$268	$268	$—	$—
Short-term investments	177	177	—	—
Net derivative contracts	86	—	86	—
Long-term debt converted to floating interest rates by interest rate swaps - net	(94)	—	(94)	—
Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities. No financial instruments were measured using unobservable inputs.
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $7,825 and fair value of $8,188 at March 31, 2016 compared to $7,988 and $8,231, respectively, at December 31, 2015. The fair value of Eaton's debt instruments were estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities, and are considered a Level 2 fair value measurement.

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
Eaton uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against foreign currency exposure (net investment hedges). Foreign currency denominated debt designated on an after-tax basis as non-derivative net investment hedging instruments was $89 at March 31, 2016 and $83 at December 31, 2015.

Derivative Financial Statement Impacts
The fair value of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets follows:

	Notional amount	Other current assets	Other noncurrent assets	Other current liabilities	Other noncurrent liabilities	Type of hedge	Term
March 31, 2016
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$3,765	$1	$169	$—	$—	Fair value	1 month to 19 years
Forward starting floating-to-fixed interest rate swaps	250	—	—	—	9	Cash flow	12 years
Currency exchange contracts	873	6	1	18	10	Cash flow	1 to 36 months
Commodity contracts	1	—	—	—	—	Cash flow	1 to 12 months
Total		$7	$170	$18	$19

Derivatives not designated as hedges
Currency exchange contracts	$3,198	$86		$18			1 to 12 months
Commodity contracts	37	2		—			1 to 12 months
Total		$88		$18

December 31, 2015
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$3,715	$—	$96	$—	$2	Fair value	2 to 19 years
Forward starting floating-to-fixed interest rate swaps	50	—	—	—	—	Cash flow	12 years
Currency exchange contracts	724	18	1	8	6	Cash flow	1 to 36 months
Commodity contracts	1	—	—	—	—	Cash flow	1 to 12 months
Total		$18	$97	$8	$8

Derivatives not designated as hedges
Currency exchange contracts	$4,198	$27		$40			1 to 12 months
Total		$27		$40
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

The impact of derivative instruments to the Consolidated Statement of Income and Comprehensive Income follow:

	Gain (loss) recognized in other comprehensive (loss) income		Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	Three months ended March 31			Three months ended March 31
	2016	2015		2016	2015
Derivatives designated as cash flow hedges
Floating-to-fixed interest rate swaps	$(9)	$—	Interest expense - net	$—	$—
Currency exchange contracts	(22)	2	Cost of products sold	3	2
Total	$(31)	$2		$3	$2
Amounts recognized in net income follow:

	Three months ended March 31
	2016	2015
Derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps	$76	$48
Related long-term debt converted to floating interest rates by interest rate swaps	(76)	(48)
	$—	$—
Gains and losses described above were recognized in Interest expense - net.

Note 13.	INVENTORY
The components of inventory follow:

	March 31, 2016	December 31, 2015
Raw materials	$893	$885
Work-in-process	459	412
Finished goods	1,141	1,131
Inventory at FIFO	2,493	2,428
Excess of FIFO over LIFO cost	(102)	(105)
Total inventory	$2,391	$2,323

Note 14.	BUSINESS SEGMENT INFORMATION
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance. Eaton’s operating segments are Electrical Products, Electrical Systems and Services, Hydraulics, Aerospace and Vehicle. Operating profit includes the operating profit from intersegment sales. For additional information regarding Eaton’s business segments, see Note 15 to the Consolidated Financial Statements contained in the 2015 Form 10-K.

	Three months ended March 31
	2016	2015
Net sales
Electrical Products	$1,680	$1,691
Electrical Systems and Services	1,342	1,448
Hydraulics	551	665
Aerospace	445	464
Vehicle	795	955
Total net sales	$4,813	$5,223

Segment operating profit
Electrical Products	$271	$260
Electrical Systems and Services	159	186
Hydraulics	41	66
Aerospace	80	77
Vehicle	118	164
Total segment operating profit	669	753

Corporate
Amortization of intangible assets	(100)	(102)
Interest expense - net	(57)	(57)
Pension and other postretirement benefits expense	(14)	(28)
Other corporate expense - net	(56)	(61)
Income before income taxes	442	505
Income tax expense	39	38
Net income	403	467
Less net loss (income) for noncontrolling interests	1	(1)
Net income attributable to Eaton ordinary shareholders	$404	$466

Note 15.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
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

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2016

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$1,538	$1,570	$2,878	$(1,173)	$4,813

Cost of products sold	—	1,196	1,195	2,075	(1,175)	3,291
Selling and administrative expense	2	365	194	331	—	892
Research and development expense	—	62	49	38	—	149
Interest expense (income) - net	—	53	3	(3)	4	57
Other expense (income) - net	—	4	(7)	(15)	—	(18)
Equity in loss (earnings) of subsidiaries, net of tax	(504)	(170)	(669)	(93)	1,436	—
Intercompany expense (income) - net	98	(42)	260	(316)	—	—
Income (loss) before income taxes	404	70	545	861	(1,438)	442
Income tax expense (benefit)	—	7	1	31	—	39
Net income (loss)	404	63	544	830	(1,438)	403
Less net loss (income) for noncontrolling interests	—	—	—	—	1	1
Net income (loss) attributable to Eaton ordinary shareholders	$404	$63	$544	$830	$(1,437)	$404

Other comprehensive income (loss)	$273	$40	$276	$298	$(614)	$273
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$677	$103	$820	$1,128	$(2,051)	$677

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2015

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$1,702	$1,696	$3,116	$(1,291)	$5,223

Cost of products sold	—	1,310	1,295	2,277	(1,289)	3,593
Selling and administrative expense	2	377	176	360	—	915
Research and development expense	—	71	45	42	—	158
Interest expense (income) - net	—	54	6	(5)	2	57
Other expense (income) - net	—	(5)	(1)	1	—	(5)
Equity in loss (earnings) of subsidiaries, net of tax	(545)	(209)	(713)	(126)	1,593	—
Intercompany expense (income) - net	77	(41)	271	(307)	—	—
Income (loss) before income taxes	466	145	617	874	(1,597)	505
Income tax expense (benefit)	—	(22)	21	41	(2)	38
Net income (loss)	466	167	596	833	(1,595)	467
Less net loss (income) for noncontrolling interests	—	—	—	(1)	—	(1)
Net income (loss) attributable to Eaton ordinary shareholders	$466	$167	$596	$832	$(1,595)	$466

Other comprehensive income (loss)	$(634)	$44	$(620)	$(753)	$1,329	$(634)
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$(168)	$211	$(24)	$79	$(266)	$(168)

CONDENSED CONSOLIDATING BALANCE SHEETS MARCH 31, 2016

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Assets
Current assets
Cash	$—	$6	$6	$321	$—	$333
Short-term investments	—	—	—	240	—	240
Accounts receivable - net	—	493	1,069	2,019	—	3,581
Intercompany accounts receivable	6	718	3,907	2,909	(7,540)	—
Inventory	—	374	640	1,455	(78)	2,391
Prepaid expenses and other current assets	—	117	43	282	26	468
Total current assets	6	1,708	5,665	7,226	(7,592)	7,013

Property, plant and equipment - net	—	902	736	1,945	—	3,583

Other noncurrent assets
Goodwill	—	1,355	6,264	5,969	—	13,588
Other intangible assets	—	178	3,576	2,193	—	5,947
Deferred income taxes	—	988	—	267	(875)	380
Investment in subsidiaries	31,654	13,198	61,031	11,555	(117,438)	—
Intercompany loans receivable	—	7,528	1,491	45,362	(54,381)	—
Other assets	—	575	126	371	—	1,072
Total assets	$31,660	$26,432	$78,889	$74,888	$(180,286)	$31,583

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$—	$795	$—	$25	$—	$820
Current portion of long-term debt	—	252	—	1	—	253
Accounts payable	—	416	314	1,065	—	1,795
Intercompany accounts payable	125	3,925	2,335	1,155	(7,540)	—
Accrued compensation	—	42	27	207	—	276
Other current liabilities	7	655	330	887	(1)	1,878
Total current liabilities	132	6,085	3,006	3,340	(7,541)	5,022

Noncurrent liabilities
Long-term debt	—	6,878	672	17	5	7,572
Pension liabilities	—	621	166	800	—	1,587
Other postretirement benefits liabilities	—	241	116	79	—	436
Deferred income taxes	—	—	799	471	(875)	395
Intercompany loans payable	16,009	1,487	35,288	1,597	(54,381)	—
Other noncurrent liabilities	—	353	207	448	—	1,008
Total noncurrent liabilities	16,009	9,580	37,248	3,412	(55,251)	10,998

Shareholders’ equity
Eaton shareholders' equity	15,519	10,767	38,635	68,099	(117,501)	15,519
Noncontrolling interests	—	—	—	37	7	44
Total equity	15,519	10,767	38,635	68,136	(117,494)	15,563
Total liabilities and equity	$31,660	$26,432	$78,889	$74,888	$(180,286)	$31,583

CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2015

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Assets
Current assets
Cash	$—	$26	$7	$235	$—	$268
Short-term investments	—	—	2	175	—	177
Accounts receivable - net	—	512	1,030	1,937	—	3,479
Intercompany accounts receivable	1	842	3,888	2,928	(7,659)	—
Inventory	—	357	651	1,395	(80)	2,323
Prepaid expenses and other current assets	—	77	40	229	23	369
Total current assets	1	1,814	5,618	6,899	(7,716)	6,616

Property, plant and equipment - net	—	930	750	1,885	—	3,565

Other noncurrent assets
Goodwill	—	1,355	6,264	5,860	—	13,479
Other intangible assets	—	182	3,624	2,208	—	6,014
Deferred income taxes	—	1,016	—	218	(872)	362
Investment in subsidiaries	29,627	13,001	60,139	10,163	(112,930)	—
Intercompany loans receivable	—	8,641	1,573	44,835	(55,049)	—
Other assets	—	492	122	346	—	960
Total assets	$29,628	$27,431	$78,090	$72,414	$(176,567)	$30,996

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$—	$408	$—	$18	$—	$426
Current portion of long-term debt	—	1	240	1	—	242
Accounts payable	—	392	260	1,106	—	1,758
Intercompany accounts payable	219	4,009	2,248	1,183	(7,659)	—
Accrued compensation	—	77	53	236	—	366
Other current liabilities	1	644	318	875	(5)	1,833
Total current liabilities	220	5,531	3,119	3,419	(7,664)	4,625

Noncurrent liabilities
Long-term debt	—	7,053	675	17	1	7,746
Pension liabilities	—	639	165	782	—	1,586
Other postretirement benefits liabilities	—	245	118	77	—	440
Deferred income taxes	—	—	815	447	(872)	390
Intercompany loans payable	14,222	2,962	36,432	1,433	(55,049)	—
Other noncurrent liabilities	—	346	200	432	—	978
Total noncurrent liabilities	14,222	11,245	38,405	3,188	(55,920)	11,140

Shareholders’ equity
Eaton shareholders' equity	15,186	10,655	36,566	65,770	(112,991)	15,186
Noncontrolling interests	—	—	—	37	8	45
Total equity	15,186	10,655	36,566	65,807	(112,983)	15,231
Total liabilities and equity	$29,628	$27,431	$78,090	$72,414	$(176,567)	$30,996

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2016

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash provided by (used in) operating activities	$(139)	$(47)	$73	$484	$—	$371

Investing activities
Capital expenditures for property, plant and equipment	—	(22)	(23)	(66)	—	(111)
Cash received from (paid for) acquisitions of businesses, net of cash acquired	—	—	1	—	—	1
Sales (purchases) of short-term investments - net	—	—	2	(55)	—	(53)
Investments in affiliates	(1,250)	—	—	(1,250)	2,500	—
Loans to affiliates	—	(101)	—	(2,158)	2,259	—
Repayments of loans from affiliates	—	1,255	—	1,645	(2,900)	—
Other - net	—	8	11	(15)	—	4
Net cash provided by (used in) investing activities	(1,250)	1,140	(9)	(1,899)	1,859	(159)

Financing activities
Proceeds from borrowings	—	418	—	—	—	418
Payments on borrowings	—	(1)	(240)	—	—	(241)
Proceeds from borrowings from affiliates	1,738	264	156	101	(2,259)	—
Payments on borrowings from affiliates	(10)	(1,635)	(1,247)	(8)	2,900	—
Capital contributions from affiliates	—	—	1,250	1,250	(2,500)	—
Other intercompany financing activities	—	(161)	16	145	—	—
Cash dividends paid	(256)	—	—	—	—	(256)
Exercise of employee stock options	17	—	—	—	—	17
Repurchase of shares	(100)	—	—	—	—	(100)
Excess tax benefit from equity-based compensation	—	2	—	—	—	2
Net cash provided by (used in) financing activities	1,389	(1,113)	(65)	1,488	(1,859)	(160)

Effect of currency on cash	—	—	—	13	—	13
Total increase (decrease) in cash	—	(20)	(1)	86	—	65
Cash at the beginning of the period	—	26	7	235	—	268
Cash at the end of the period	$—	$6	$6	$321	$—	$333

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2015

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash provided by (used in) operating activities	$(82)	$(187)	$19	$327	$—	$77

Investing activities
Capital expenditures for property, plant and equipment	—	(21)	(26)	(58)	—	(105)
Cash received from (paid for) acquisitions of businesses, net of cash acquired	—	—	—	(38)	—	(38)
Sales (purchases) of short-term investments - net	—	—	—	99	—	99
Loans to affiliates	—	(154)	—	(3,482)	3,636	—
Repayments of loans from affiliates	—	—	11	2,850	(2,861)	—
Other - net	—	(20)	19	(8)	—	(9)
Net cash provided by (used in) investing activities	—	(195)	4	(637)	775	(53)

Financing activities
Proceeds from borrowings	—	250	—	16	—	266
Payments on borrowings	—	(2)	—	(1)	—	(3)
Proceeds from borrowings from affiliates	500	2,982	153	1	(3,636)	—
Payments on borrowings from affiliates	(24)	(2,826)	—	(11)	2,861	—
Other intercompany financing activities	—	(159)	68	91	—	—
Cash dividends paid	(251)	—	—	—	—	(251)
Exercise of employee stock options	33	—	—	—	—	33
Repurchase of shares	(170)	—	—	—	—	(170)
Other - net	—	—	—	(2)	—	(2)
Net cash provided by (used in) financing activities	88	245	221	94	(775)	(127)

Effect of currency on cash	—	—	—	(15)	—	(15)
Total increase (decrease) in cash	6	(137)	244	(231)	—	(118)
Cash at the beginning of the period	1	173	13	594	—	781
Cash at the end of the period	$7	$36	$257	$363	$—	$663

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Summary of Results of Operations
A summary of Eaton’s Net sales, Net income attributable to Eaton ordinary shareholders, and Net income per share attributable to Eaton ordinary shareholders - diluted follows:

	Three months ended March 31
	2016	2015
Net sales	$4,813	$5,223
Net income attributable to Eaton ordinary shareholders	404	466
Net income per share attributable to Eaton ordinary shareholders - diluted	$0.88	$0.99
During 2015, Eaton took actions to reduce its cost structure and gain efficiencies in all business segments and at corporate in order to respond to declining market conditions and announced a multi-year restructuring initiative. The restructuring charges related to this initiative were were $63 and $10 in the first quarter of 2016 and 2015, respectively, and were primarily comprised of severance costs. Restructuring charges are anticipated to be $140 in 2016 and $130 in 2017. The projected annualized savings from these restructuring actions are expected to be $418, fully realized in 2018.

RESULTS OF OPERATIONS
Non-GAAP Financial Measures
The following discussion of Consolidated Financial Results and Business Segment Results of Operations includes certain non-GAAP financial measures. These financial measures include operating earnings, operating earnings per ordinary share, and operating profit before acquisition integration charges for each business segment as well as corporate, each of which differs from the most directly comparable measure calculated in accordance with generally accepted accounting principles (GAAP). A reconciliation of operating earnings and operating earnings per ordinary share to the most directly comparable GAAP measure is included in the table below. Operating profit before acquisition integration charges is reconciled in the discussion of the operating results of each business segment, and excludes acquisition integration expense related to the integration of Oxalis Group Ltd. in 2016 and primarily Cooper Industries plc (Cooper) in 2015. Management believes that these financial measures are useful to investors because they exclude transactions of an unusual nature, allowing investors to more easily compare Eaton’s financial performance period to period. Management uses this information in monitoring and evaluating the on-going performance of Eaton and each business segment. For additional information on acquisition integration charges, see Note 3 to the Condensed Consolidated Financial Statements.

Consolidated Financial Results

	Three months ended March 31		Decrease
	2016	2015
Net sales	$4,813	$5,223	(8)%
Gross profit	1,522	1,630	(7)%
Percent of net sales	31.6%	31.2%
Income before income taxes	442	505	(12)%
Net income	403	467	(14)%
Less net loss (income) for noncontrolling interests	1	(1)
Net income attributable to Eaton ordinary shareholders	404	466	(13)%
Excluding acquisition integration charges (after-tax)	—	7
Operating earnings	$404	$473	(15)%

Net income per share attributable to Eaton ordinary shareholders - diluted	$0.88	$0.99	(11)%
Excluding per share impact of acquisition integration charges costs (after-tax)	—	0.02
Operating earnings per ordinary share	$0.88	$1.01	(13)%
Net Sales
Net sales decreased 8% in the first quarter of 2016 compared to the first quarter of 2015 due to a decrease of 6% in organic sales and a decrease of 2% from the impact of currency translation. The decrease in organic sales is primarily due to weakening demand in several of the Company's end markets.
Gross Profit
Gross profit margin increased from 31.2% in the first quarter of 2015 to 31.6% in the first quarter of 2016. The increase in gross margin is primarily due to cost savings from restructuring actions and other cost control measures, partially offset by lower volumes, unfavorable product mix, and current year restructuring charges.
Income Taxes
The effective income tax rate for the first quarter of 2016 was an expense of 9%, compared to an expense of 8% for the first quarter of 2015. The increase in the effective tax rate in the first quarter of 2016 is primarily due to more income earned in higher tax jurisdictions.
Operating Earnings
Operating earnings, a non-GAAP measure discussed above in Non-GAAP Financial Measures, of $404 in the first quarter of 2016 decreased 15% compared to Operating earnings of $473 in the first quarter of 2015. The decrease in Operating earnings in the first quarter of 2016 was primarily due to lower sales volumes, current year restructuring charges and a higher tax rate, partially offset by savings from cost control measures and prior year restructuring actions.
Operating earnings per ordinary share decreased to $0.88 in the first quarter of 2016 compared to $1.01 in the first quarter of 2015. The decrease in Operating earnings per ordinary share for the three months ended March 31, 2016 is due to lower Operating earnings and a higher tax rate, partially offset by the impact of the Company's share repurchases over the past year.
Business Segment Results of Operations
The following is a discussion of Net sales, operating profit and operating margin by business segment, which includes a discussion of operating profit and operating profit margin before acquisition integration charges. For additional information related to acquisition integration charges, see Note 3 to the Condensed Consolidated Financial Statements.

Electrical Products

	Three months ended March 31		Increase (decrease)
	2016	2015
Net sales	$1,680	$1,691	(1)%

Operating profit	$271	$260	4%
Operating margin	16.1%	15.4%

Acquisition integration charges	$—	$6

Before acquisition integration charges
Operating profit	$271	$266	2%
Operating margin	16.1%	15.7%
Net sales decreased 1% in the first quarter of 2016 compared to the first quarter of 2015 due to a decrease of 1% from negative currency translation. Excluding currency translation, sales in the first three months of 2016 were similar to those in 2015, with growth in the Americas, Europe and Middle East regions offset by weakness in Asia Pacific markets.
Operating margin before acquisition integration charges increased from 15.7% in the first quarter of 2015 to 16.1% in the first quarter of 2016. The increase in operating margin was due to savings from cost control measures partially offset by current year restructuring charges and unfavorable product mix.
Electrical Systems and Services

	Three months ended March 31		Decrease
	2016	2015
Net sales	$1,342	$1,448	(7)%

Operating profit	$159	$186	(15)%
Operating margin	11.8%	12.8%

Acquisition integration charges	$1	$3

Before acquisition integration charges
Operating profit	$160	$189	(15)%
Operating margin	11.9%	13.1%
Net sales decreased 7% in the first quarter of 2016 compared to the first quarter of 2015 due to a decrease of 5% in organic sales and a decrease of 2% from the impact of currency translation. The organic sales decline during the first quarter of 2016 was primarily due to weakness in global oil and gas and other industrial markets.
Operating margin before acquisition integration charges decreased from 13.1% in the first quarter of 2015 to 11.9% in the first quarter of 2016. The decrease in operating margin for the first quarter of 2016 was primarily due to lower sales volumes, current year restructuring charges, and unfavorable product mix, partially offset by cost savings from restructuring actions.

Hydraulics

	Three months ended March 31		Decrease
	2016	2015
Net sales	$551	$665	(17)%

Operating profit	$41	$66	(38)%
Operating margin	7.4%	9.9%

Acquisition integration charges	$—	$1

Before acquisition integration charges
Operating profit	$41	$67	(39)%
Operating margin	7.4%	10.1%
Net sales decreased 17% in the first quarter of 2016 compared to the first quarter of 2015 due to a decrease in organic sales of 14% and a decrease of 3% from the impact of currency translation. The decrease in organic sales in the first quarter of 2016 was primarily due to continued weakness in global agricultural equipment, the global oil and gas industry, and the Chinese construction equipment market.
Operating margin before acquisition integration charges decreased from 10.1% in the first quarter of 2015 to 7.4% in the first quarter of 2016. The decrease in operating margin in the first quarter of 2016 was primarily due to lower sales volumes and restructuring charges, partially offset by savings from cost control measures and restructuring actions.
Aerospace

	Three months ended March 31		Increase (decrease)
	2016	2015
Net sales	$445	$464	(4)%

Operating profit	$80	$77	4%
Operating margin	18.0%	16.6%
Net sales in the first quarter of 2016 decreased 4% compared to the first quarter of 2015 due to a decrease of 3% in organic sales and a decrease of 1% from the impact of currency translation. The decrease in organic sales during the first quarter of 2016 primarily related to a decrease in military markets, partially offset by growth in commercial aftermarket.
Operating margin increased from 16.6% in the first quarter of 2015 to 18.0% in the first quarter of 2016. The increase in operating margin in the first quarter of 2016 was primarily due to savings from cost control measures and restructuring actions, favorable product mix, and timing of program development spending.
Vehicle

	Three months ended March 31		Decrease
	2016	2015
Net sales	$795	$955	(17)%

Operating profit	$118	$164	(28)%
Operating margin	14.8%	17.2%
Net sales decreased 17% in the first quarter of 2016 compared to the first quarter of 2015 due to 13% decline in organic sales and a decrease of 4% from the impact of currency translation. The decrease in organic sales in first quarter of 2016 is primarily due to weakness in North and South American truck markets.

Operating margin decreased from 17.2% in the first quarter of 2015 to 14.8% in the first quarter of 2016. The decrease in operating margin during the first quarter of 2016 was primarily due to lower sales volumes and current year restructuring charges, partially offset by manufacturing efficiencies and cost savings from restructuring actions.
Corporate Expense

	Three months ended March 31		Decrease
	2016	2015
Amortization of intangible assets	$100	$102	(2)%
Interest expense - net	57	57	—%
Pension and other postretirement benefits expense	14	28	(50)%
Other corporate expense - net	56	61	(8)%
Total corporate expense	$227	$248	(8)%
Total corporate expense decreased 8% from $248 in the first quarter of 2015 to $227 in first quarter of 2016. The decrease in Total corporate expense for the first quarter of 2016 was primarily due to a decrease in pension and other postretirement benefits expense resulting from a change to the spot rate approach for measuring service and interest costs, higher discount rates, and updated mortality tables.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Financial Condition and Liquidity
Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk. The Company maintains access to the commercial paper markets through a commercial paper program, which is supported by credit facilities in the aggregate principal amount of $2,000. There were no borrowings outstanding under these revolving credit facilities at March 31, 2016. Over the course of a year, cash, short-term investments and short-term debt may fluctuate in order to manage global liquidity. Eaton believes its operating flexibility, cash flow, cash and short-term investment balances, and access to capital markets are substantially in excess of the liquidity necessary to meet future operating needs of the business as well as scheduled payments of long-term debt.
Eaton was in compliance with each of its debt covenants for all periods presented.
Sources and Uses of Cash
Operating Cash Flow
Net cash provided by operating activities was $371 in the first three months of 2016, an increase of $294 in the source of cash compared to $77 in the first three months of 2015. The increase in net cash provided by operating activities in 2016 was driven by $179 less in pension and other postretirement benefits contributions in 2016.
Investing Cash Flow
Net cash used in investing activities was $159 in the first three months of 2016, an increase of $106 in the use of cash compared to $53 in the first three months of 2015. The increase in the use of cash was primarily due to net purchases of short-term investments of $53 in 2016 compared to net sales of short-term investments of $99 in 2015. The use of cash in 2016 was partially offset by the absence of cash paid for acquisitions of businesses, which totaled $38 in 2015.
Financing Cash Flow
Net cash used in financing activities was $160 in the first three months of 2016, an increase of $33 in the use of cash compared to $127 in the first three months of 2015. The increase in the use of cash was primarily driven by a $238 increase in payments on borrowings, which totaled $241 in 2016 and $3 in 2015. The use of cash was partially offset by an increase of $152 in proceeds from borrowings, which totaled $418 in 2016 and $266 in 2015, and a $70 decrease in share repurchases during the first three months of 2016 compared to the first three months of 2015.

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
There have been no material changes in exposures to market risk since December 31, 2015.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures - Pursuant to SEC Rule 13a-15, an evaluation was performed under the supervision and with the participation of Eaton’s management, including Alexander M. Cutler - Principal Executive Officer; and Richard H. Fearon - Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, management concluded that Eaton’s disclosure controls and procedures were effective as of March 31, 2016.
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
During the first quarter of 2016, there was no change in Eaton's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
Information regarding the Company's current legal proceedings is presented in Note 7 of the Notes to the Condensed Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS.
“Item 1A. Risk Factors” in Eaton's 2015 Form 10-K includes a discussion of the Company's risk factors. There have been no material changes from the risk factors described in the 2015 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c) Issuer's Purchases of Equity Securities
During the first quarter of 2016, 1.8 million ordinary shares were repurchased in the open market at a total cost of $100. Some of these shares were repurchased under the program approved by the Board of Directors on October 22, 2013 (the 2013 Program) and the remaining were repurchased under the program approved by the Board on February 24, 2016 (the 2016 Program). A summary of the shares repurchased in the first quarter of 2016 follows:

Month	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
February	1,834,352	[1]	$54.55	1,834,352	$2,482
Total	1,834,352		$54.55	1,834,352
1 1,511,026 of these shares were repurchased under the 2013 Program and 323,326 were repurchased under the 2016 Program.

ITEM 6.	EXHIBITS.
Exhibits — See Exhibit Index attached.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON CORPORATION plc
Registrant

Date:	April 29, 2016	By:	/s/ Richard H. Fearon
Richard H. Fearon
Principal Financial Officer
(On behalf of the registrant and as Principal Financial Officer)

Eaton Corporation plc
First Quarter 2016 Report on Form 10-Q
Exhibit Index

3 (i)	Certificate of Incorporation - Incorporated by reference to the Form S-8 filed November 30, 2012

3 (ii)	Articles of Association — Filed in conjunction with this Form 10-Q Report *

3 (iii)	Memorandum of Association — Filed in conjunction with this Form 10-Q Report *

4.1
Indenture dated as of November 20, 2012, among Turlock Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of Eaton Corporation plc's Form 8-K Current Report filed on November 26, 2012 (Commission File No. 333-182303))

4.2
Supplemental Indenture No. 1, dated as of November 30, 2012, among Eaton Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of the registrant's Form S-4 filed on September 16, 2013)

4.3
Supplemental Indenture No. 2, dated as of January 8, 2013, among Eaton Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference Exhibit 4.3 of the registrant's Form S-4 filed on September 16, 2013)

4.4
Pursuant to Regulation S-K Item 601(b)(4), Eaton agrees to furnish to the SEC, upon request, a copy of the instruments defining the rights of holders of its long-term debt other than those set forth in Exhibits 4.1-4.3 hereto

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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the three months ended March 31, 2016 and 2015, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iii) Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 and (v) Notes to Condensed Consolidated Financial Statements for the three months ended March 31, 2016.