Form 10-Q
period 2016-06-30
Eaton Corp plc
filed 2016-08-02
CIK 1551182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 454.7 million Ordinary Shares outstanding as of June 30, 2016.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	2
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28
ITEM 4. CONTROLS AND PROCEDURES	28
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	29
ITEM 1A. RISK FACTORS	29
ITEM 2. UNRESTRICTED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	29
ITEM 6. EXHIBITS	29
SIGNATURES	30
EXHIBIT INDEX	31
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended June 30		Six months ended June 30
(In millions except for per share data)	2016	2015	2016	2015
Net sales	$5,080	$5,372	$9,893	$10,595

Cost of products sold	3,419	3,675	6,710	7,268
Selling and administrative expense	897	901	1,789	1,816
Research and development expense	149	158	298	316
Interest expense - net	57	59	114	116
Other expense (income) - net	5	(19)	(13)	(24)
Income before income taxes	553	598	995	1,103
Income tax expense	61	63	100	101
Net income	492	535	895	1,002
Less net income for noncontrolling interests	(1)	—	—	(1)
Net income attributable to Eaton ordinary shareholders	$491	$535	$895	$1,001

Net income per share attributable to Eaton ordinary shareholders
Diluted	$1.07	$1.14	$1.95	$2.13
Basic	1.08	1.14	1.96	2.14

Weighted-average number of ordinary shares outstanding
Diluted	458.3	469.2	459.0	469.6
Basic	457.0	467.6	457.8	467.7

Cash dividends declared per ordinary share	$0.57	$0.55	$1.14	$1.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended June 30		Six months ended June 30
(In millions)	2016	2015	2016	2015
Net income	$492	$535	$895	$1,002
Less net income for noncontrolling interests	(1)	—	—	(1)
Net income attributable to Eaton ordinary shareholders	491	535	895	1,001

Other comprehensive (loss) income, net of tax
Currency translation and related hedging instruments	(296)	209	(35)	(511)
Pensions and other postretirement benefits	53	18	87	104
Cash flow hedges	(12)	3	(34)	3
Other comprehensive (loss) income attributable to Eaton ordinary shareholders	(255)	230	18	(404)

Total comprehensive income attributable to Eaton ordinary shareholders	$236	$765	$913	$597

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	June 30, 2016	December 31, 2015
Assets
Current assets
Cash	$323	$268
Short-term investments	146	177
Accounts receivable - net	3,628	3,479
Inventory	2,323	2,323
Prepaid expenses and other current assets	406	369
Total current assets	6,826	6,616

Property, plant and equipment - net	3,551	3,565

Other noncurrent assets
Goodwill	13,450	13,479
Other intangible assets	5,795	6,014
Deferred income taxes	413	362
Other assets	1,119	960
Total assets	$31,154	$30,996

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$557	$426
Current portion of long-term debt	252	242
Accounts payable	1,802	1,758
Accrued compensation	316	366
Other current liabilities	1,889	1,833
Total current liabilities	4,816	4,625

Noncurrent liabilities
Long-term debt	7,605	7,746
Pension liabilities	1,554	1,586
Other postretirement benefits liabilities	433	440
Deferred income taxes	365	390
Other noncurrent liabilities	1,017	978
Total noncurrent liabilities	10,974	11,140

Shareholders’ equity
Eaton shareholders’ equity	15,320	15,186
Noncontrolling interests	44	45
Total equity	15,364	15,231
Total liabilities and equity	$31,154	$30,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30
(In millions)	2016	2015
Operating activities
Net income	$895	$1,002
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	467	460
Deferred income taxes	(74)	(29)
Pension and other postretirement benefits expense	116	158
Contributions to pension plans	(74)	(258)
Contributions to other postretirement benefits plans	(18)	(16)
Excess tax benefit from equity-based compensation	(3)	—
Changes in working capital	(273)	(506)
Other - net	80	(155)
Net cash provided by operating activities	1,116	656

Investing activities
Capital expenditures for property, plant and equipment	(246)	(246)
Cash received from (paid for) acquisitions of businesses, net of cash acquired	1	(38)
Sales of short-term investments - net	38	109
Proceeds from sale of businesses	—	1
Other - net	3	(33)
Net cash used in investing activities	(204)	(207)

Financing activities
Proceeds from borrowings	151	137
Payments on borrowings	(240)	(404)
Cash dividends paid	(521)	(514)
Exercise of employee stock options	37	46
Repurchase of shares	(295)	(170)
Excess tax benefit from equity-based compensation	3	—
Other - net	—	(7)
Net cash used in financing activities	(865)	(912)

Effect of currency on cash	8	(15)
Total increase (decrease) in cash	55	(478)
Cash at the beginning of the period	268	781
Cash at the end of the period	$323	$303

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
During the first quarter of 2016, the Company adopted Accounting Standards Update 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the related debt liability rather than an asset. The Company has applied this standard retrospectively. The adoption of ASU 2015-03 resulted in the reclassification of $33 and $35 within the Company's Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, respectively, from Other noncurrent assets to a reduction in Long-term debt.
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

Note 3.	ACQUISITION INTEGRATION CHARGES
Eaton incurs integration charges related to acquired businesses. A summary of these charges follows:

	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
Electrical Products	$1	$6	$1	$12
Electrical Systems and Services	—	4	1	7
Hydraulics	—	1	—	2
Total business segments	1	11	2	21
Corporate	—	1	—	2
Total acquisition integration charges before income taxes	1	12	2	23
Income taxes	—	4	1	8
Total after income taxes	$1	$8	$1	$15
Per ordinary share - diluted	$—	$0.02	$—	$0.03
Business segment acquisition integration charges in 2016 related to the integration of Ephesus and Oxalis. The charges associated with Ephesus and Oxalis were included in Selling and administrative expense and Cost of products sold, respectively. Business segment acquisition integration charges in 2015 related primarily to the integration of Cooper Industries plc (Cooper), which was acquired in 2012. The integration of Cooper included costs related to restructuring activities Eaton undertook in an effort to gain efficiencies in selling, marketing, traditional back-office functions, manufacturing, and distribution. These charges were included in Cost of products sold or Selling and administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment. See Note 13 for additional information about business segments.
Corporate acquisition integration charges in 2015 also related to the integration of Cooper. These charges were included in Selling and administrative expense. In Business Segment Information, the charges were included in Other corporate expense - net.

Note 4.	RESTRUCTURING CHARGES
During 2015, Eaton announced its intention to undertake actions to reduce its cost structure in all business segments and at corporate. Restructuring charges for the three and six months ended June 30, 2016, were $35 and $98, respectively, and were $4 and $14 for the three and six months ended June 30, 2015, respectively. The charges associated with restructuring activities are anticipated to be $145 in 2016 and $130 in 2017.
A summary of restructuring charges by type follows:

	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
Workforce reductions	$20	$3	$77	$12
Plant closings and other	15	1	21	2
Total	$35	$4	$98	$14

A summary of restructuring charges by segment follows:

	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
Electrical Products	$9	$1	$26	$1
Electrical Systems & Services	3	—	13	—
Hydraulics	18	1	34	9
Aerospace	—	—	4	—
Vehicle	5	2	17	4
Corporate	—	—	4	—
Total	$35	$4	$98	$14
A summary of liabilities related to workforce reductions, plant closings and other associated costs follows:

	Workforce reductions	Plant closings and other	Total
Balance at December 31, 2014	$—	$—	$—
Liability recognized	112	17	129
Payments	(59)	(3)	(62)
Other adjustments	1	(14)	(13)
Balance at December 31, 2015	54	—	54
Liability recognized	77	21	98
Payments	(55)	(9)	(64)
Other adjustments	(1)	(11)	(12)
Balance at June 30, 2016	$75	$1	$76
These charges were included in Cost of products sold, Selling and administrative expenses or Other income-net, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment. See Note 13 for additional information about business segments.

Note 5.	GOODWILL
A summary of goodwill follows:

	Electrical Products	Electrical Systems and Services	Hydraulics	Aerospace	Vehicle	Total
December 31, 2015	$6,642	$4,279	$1,259	$956	$343	$13,479
Additions	1	—	—	—	—	1
Translation	(21)	(5)	4	(10)	2	(30)
June 30, 2016	$6,622	$4,274	$1,263	$946	$345	$13,450

Note 6.	RETIREMENT BENEFITS PLANS
The components of retirement benefits expense follow:

	United States pension benefit expense		Non-United States pension benefit expense		Other postretirement benefits expense
	Three months ended June 30
	2016	2015	2016	2015	2016	2015
Service cost	$27	$30	$17	$19	$1	$1
Interest cost	32	39	16	18	5	6
Expected return on plan assets	(62)	(65)	(24)	(25)	(2)	(1)
Amortization	23	30	8	10	(2)	1
	20	34	17	22	2	7
Settlements and curtailments	18	19	—	—	—	—
Total expense	$38	$53	$17	$22	$2	$7

	United States pension benefit expense		Non-United States pension benefit expense		Other postretirement benefits expense
	Six months ended June 30
	2016	2015	2016	2015	2016	2015
Service cost	$55	$61	$33	$37	$2	$3
Interest cost	63	78	32	36	9	12
Expected return on plan assets	(125)	(131)	(48)	(50)	(3)	(2)
Amortization	46	60	17	20	(4)	1
	39	68	34	43	4	14
Settlements and curtailments	39	33	—	—	—	—
Total expense	$78	$101	$34	$43	$4	$14

Note 7.	LEGAL CONTINGENCIES
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
In December 2010, a Brazilian court held that a judgment obtained by a Brazilian company, Raysul, against another Brazilian company, Saturnia, which was sold by Eaton in 2006, could be enforced against Eaton Ltda. The judgment was based on an alleged violation of an agency agreement between Raysul and Saturnia. At March 31, 2016, the Company had a total accrual of 100 Brazilian Reais related to this matter ($31 based on current exchange rates). In June 2016, Eaton signed a settlement agreement and resolved the matter, which did not have a material impact on the consolidated financial statements.

Note 8.	INCOME TAXES
The effective income tax rate for the second quarter and first six months of 2016 was expense of 11%, and 10%, respectively, compared to an expense of 11% and 9% for the second quarter and first six months of 2015. The increase in the effective tax rate in the first six months of 2016 was primarily due to more income earned in higher tax jurisdictions.

Note 9.	EQUITY
On October 22, 2013, Eaton's Board of Directors adopted a share repurchase program (2013 Program) that authorizes the repurchase of 40 million ordinary shares. During the first quarter of 2016 and 2015, 1.5 million and 2.4 million ordinary shares were repurchased under the 2013 Program in the open market at a total cost of $82 and $170, respectively. On February 24, 2016, the Board of Directors approved a new share repurchase program for share repurchases up to $2,500 of ordinary shares (2016 Program). Under the 2016 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During the first and second quarter of 2016, 0.3 million and 3.7 million shares, respectively, were purchased on the open market under the 2016 Program for a total cost of $18 and $224, respectively.
The changes in Shareholders’ equity follow:

	Eaton shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2015	$15,186	$45	$15,231
Net income	895	—	895
Other comprehensive income	18	—	18
Cash dividends paid	(521)	—	(521)
Issuance of shares under equity-based compensation plans - net	66	—	66
Repurchase of shares	(324)	—	(324)
Change in capital	—	(1)	(1)
Balance at June 30, 2016	$15,320	$44	$15,364
The changes in Accumulated other comprehensive loss follow:

	Currency translation and related hedging instruments	Pensions and other postretirement benefits	Cash flow hedges	Total
Balance at December 31, 2015	$(2,492)	$(1,374)	$3	$(3,863)
Other comprehensive (loss) income before reclassifications	(35)	22	(33)	(46)
Amounts reclassified from Accumulated other comprehensive loss (income)	—	65	(1)	64
Net current-period Other comprehensive income (loss)	(35)	87	(34)	18
Balance at June 30, 2016	$(2,527)	$(1,287)	$(31)	$(3,845)
The reclassifications out of Accumulated other comprehensive loss follow:

	Six months ended June 30, 2016		Consolidated statements of income classification
Amortization of defined benefit pensions and other postretirement benefits items
Actuarial loss and prior service cost	$(98)	[1]
Tax benefit	33
Total, net of tax	(65)

Gains and (losses) on cash flow hedges
Currency exchange contracts	1		Cost of products sold
Tax expense	—
Total, net of tax	1

Total reclassifications for the period	$(64)
1 These components of Accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 6 for additional information about pension and other postretirement benefits items.

Net Income Per Share Attributable to Eaton Ordinary Shareholders
A summary of the calculation of net income per share attributable to Eaton ordinary shareholders follows:

	Three months ended June 30		Six months ended June 30
(Shares in millions)	2016	2015	2016	2015
Net income attributable to Eaton ordinary shareholders	$491	$535	$895	$1,001

Weighted-average number of ordinary shares outstanding - diluted	458.3	469.2	459.0	469.6
Less dilutive effect of equity-based compensation	1.3	1.6	1.2	1.9
Weighted-average number of ordinary shares outstanding - basic	457.0	467.6	457.8	467.7

Net income per share attributable to Eaton ordinary shareholders
Diluted	$1.07	$1.14	$1.95	$2.13
Basic	1.08	1.14	1.96	2.14
For the second quarter and first six months of 2016, 1.5 million and 1.9 million stock options, respectively, were excluded from the calculation of diluted net income per share attributable to Eaton ordinary shareholders because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive. For the second quarter and first six months of 2015, 1.3 million and 1.1 million stock options, respectively, were excluded from the calculation of diluted net income per share attributable to Eaton ordinary shareholders because the exercise price of the options exceeded the average market price of the ordinary shares during the periods and their effect, accordingly, would have been antidilutive.

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
A summary of financial instruments recognized at fair value, and the fair value measurements used, follows:

	Total	Level 1	Level 2	Level 3
June 30, 2016
Cash	$323	$323	$—	$—
Short-term investments	146	146	—	—
Net derivative contracts	152	—	152	—
Long-term debt converted to floating interest rates by interest rate swaps - net	(200)	—	(200)	—

December 31, 2015
Cash	$268	$268	$—	$—
Short-term investments	177	177	—	—
Net derivative contracts	86	—	86	—
Long-term debt converted to floating interest rates by interest rate swaps - net	(94)	—	(94)	—
Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities. No financial instruments were measured using unobservable inputs.

Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $7,857 and fair value of $8,506 at June 30, 2016 compared to $7,988 and $8,231, respectively, at December 31, 2015. The fair value of Eaton's debt instruments were estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities, and are considered a Level 2 fair value measurement.

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
Eaton uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against foreign currency exposure (net investment hedges). Foreign currency denominated debt designated on an after-tax basis as non-derivative net investment hedging instruments was $97 at June 30, 2016 and $83 at December 31, 2015.

Derivative Financial Statement Impacts
The fair value of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets follows:

	Notional amount	Other current assets	Other noncurrent assets	Other current liabilities	Other noncurrent liabilities	Type of hedge	Term
June 30, 2016
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$3,765	$1	$199	$—	$—	Fair value	1 month to 18 years
Forward starting floating-to-fixed interest rate swaps	400	—	—	—	19	Cash flow	12 years
Currency exchange contracts	859	6	1	21	14	Cash flow	1 to 36 months
Total		$7	$200	$21	$33

Derivatives not designated as hedges
Currency exchange contracts	$3,469	$35	$—	$38	$—		1 to 24 months
Commodity contracts	50	2		—			1 to 12 months
Total		$37	$—	$38	$—

December 31, 2015
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$3,715	$—	$96	$—	$2	Fair value	2 to 19 years
Forward starting floating-to-fixed interest rate swaps	50	—	—	—	—	Cash flow	12 years
Currency exchange contracts	724	18	1	8	6	Cash flow	1 to 36 months
Commodity contracts	1	—	—	—	—	Cash flow	1 to 12 months
Total		$18	$97	$8	$8

Derivatives not designated as hedges
Currency exchange contracts	$4,198	$27		$40			1 to 12 months
Total		$27		$40
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

The impact of derivative instruments to the Consolidated Statement of Income and Comprehensive Income follow:

	Gain (loss) recognized in other comprehensive (loss) income		Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	Three months ended June 30			Three months ended June 30
	2016	2015		2016	2015
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	$(10)	$—	Interest expense - net	$—	$—
Currency exchange contracts	(10)	8	Cost of products sold	(2)	4
Total	$(20)	$8		$(2)	$4

	Gain (loss) recognized in other comprehensive (loss) income		Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	Six months ended June 30			Six months ended June 30
	2016	2015		2016	2015
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	$(19)	$—	Interest expense - net	$—	$—
Currency exchange contracts	(32)	10	Cost of products sold	1	6
Total	$(51)	$10		$1	$6
Amounts recognized in net income follow:

	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
Derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps	$30	$(51)	$106	$(3)
Related long-term debt converted to floating interest rates by interest rate swaps	(30)	51	(106)	3
	$—	$—	$—	$—
Gains and losses described above were recognized in Interest expense - net.

Note 12.	INVENTORY
The components of inventory follow:

	June 30, 2016	December 31, 2015
Raw materials	$917	$885
Work-in-process	430	412
Finished goods	1,075	1,131
Inventory at FIFO	2,422	2,428
Excess of FIFO over LIFO cost	(99)	(105)
Total inventory	$2,323	$2,323

Note 13.	BUSINESS SEGMENT INFORMATION
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

	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
Net sales
Electrical Products	$1,784	$1,784	$3,464	$3,475
Electrical Systems and Services	1,429	1,502	2,771	2,950
Hydraulics	589	643	1,140	1,308
Aerospace	447	454	892	918
Vehicle	831	989	1,626	1,944
Total net sales	$5,080	$5,372	$9,893	$10,595

Segment operating profit
Electrical Products	$322	$276	$593	$536
Electrical Systems and Services	178	223	337	409
Hydraulics	59	74	100	140
Aerospace	83	77	163	154
Vehicle	137	190	255	354
Total segment operating profit	779	840	1,448	1,593

Corporate
Amortization of intangible assets	(98)	(102)	(198)	(204)
Interest expense - net	(57)	(59)	(114)	(116)
Pension and other postretirement benefits expense	(13)	(33)	(27)	(61)
Other corporate expense - net	(58)	(48)	(114)	(109)
Income before income taxes	553	598	995	1,103
Income tax expense	61	63	100	101
Net income	492	535	895	1,002
Less net income for noncontrolling interests	(1)	—	—	(1)
Net income attributable to Eaton ordinary shareholders	$491	$535	$895	$1,001

Note 14.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
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
During 2015 and 2016, the Company undertook certain steps to restructure ownership of various subsidiaries. The transactions were entirely among wholly-owned subsidiaries under the common control of Eaton. This restructuring has been reflected as of the beginning of the earliest period presented below.

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2016
	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$1,644	$1,640	$3,065	$(1,269)	$5,080

Cost of products sold	—	1,263	1,197	2,230	(1,271)	3,419
Selling and administrative expense	2	353	192	350	—	897
Research and development expense	—	55	46	48	—	149
Interest expense (income) - net	—	57	6	(7)	1	57
Other expense (income) - net	—	12	4	(11)	—	5
Equity in loss (earnings) of subsidiaries, net of tax	(594)	(155)	(820)	(141)	1,710	—
Intercompany expense (income) - net	101	(46)	317	(372)	—	—
Income (loss) before income taxes	491	105	698	968	(1,709)	553
Income tax expense (benefit)	—	13	13	35	—	61
Net income (loss)	491	92	685	933	(1,709)	492
Less net loss (income) for noncontrolling interests	—	—	—	(2)	1	(1)
Net income (loss) attributable to Eaton ordinary shareholders	$491	$92	$685	$931	$(1,708)	$491

Other comprehensive income (loss)	$(255)	$(7)	$(251)	$(334)	$592	$(255)
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$236	$85	$434	$597	$(1,116)	$236

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2015
	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$1,806	$1,705	$3,248	$(1,387)	$5,372

Cost of products sold	—	1,433	1,273	2,322	(1,353)	3,675
Selling and administrative expense	2	368	172	359	—	901
Research and development expense	—	66	49	43	—	158
Interest expense (income) - net	—	58	5	(2)	(2)	59
Other expense (income) - net	—	11	(7)	(23)	—	(19)
Equity in loss (earnings) of subsidiaries, net of tax	(619)	(58)	(802)	(127)	1,606	—
Intercompany expense (income) - net	82	(267)	481	(296)	—	—
Income (loss) before income taxes	535	195	534	972	(1,638)	598
Income tax expense (benefit)	—	41	(38)	75	(15)	63
Net income (loss)	535	154	572	897	(1,623)	535
Less net loss (income) for noncontrolling interests	—	—	—	(1)	1	—
Net income (loss) attributable to Eaton ordinary shareholders	$535	$154	$572	$896	$(1,622)	$535

Other comprehensive income (loss)	$230	$19	$235	$288	$(542)	$230
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$765	$173	$807	$1,184	$(2,164)	$765
CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2016

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$3,182	$3,210	$5,943	$(2,442)	$9,893

Cost of products sold	—	2,459	2,392	4,305	(2,446)	6,710
Selling and administrative expense	4	718	386	681	—	1,789
Research and development expense	—	117	95	86	—	298
Interest expense (income) - net	—	110	9	(10)	5	114
Other expense (income) - net	—	16	(3)	(26)	—	(13)
Equity in loss (earnings) of subsidiaries, net of tax	(1,098)	(325)	(1,489)	(234)	3,146	—
Intercompany expense (income) - net	199	(88)	577	(688)	—	—
Income (loss) before income taxes	895	175	1,243	1,829	(3,147)	995
Income tax expense (benefit)	—	20	14	66	—	100
Net income (loss)	895	155	1,229	1,763	(3,147)	895
Less net loss (income) for noncontrolling interests	—	—	—	(2)	2	—
Net income (loss) attributable to Eaton ordinary shareholders	$895	$155	$1,229	$1,761	$(3,145)	$895

Other comprehensive income (loss)	$18	$33	$25	$(36)	$(22)	$18
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$913	$188	$1,254	$1,725	$(3,167)	$913

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2015

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$3,508	$3,401	$6,364	$(2,678)	$10,595

Cost of products sold	—	2,743	2,568	4,599	(2,642)	7,268
Selling and administrative expense	4	745	348	719	—	1,816
Research and development expense	—	137	94	85	—	316
Interest expense (income) - net	—	112	11	(7)	—	116
Other expense (income) - net	—	6	(8)	(22)	—	(24)
Equity in loss (earnings) of subsidiaries, net of tax	(1,164)	(267)	(1,515)	(253)	3,199	—
Intercompany expense (income) - net	159	(308)	752	(603)	—	—
Income (loss) before income taxes	1,001	340	1,151	1,846	(3,235)	1,103
Income tax expense (benefit)	—	19	(17)	116	(17)	101
Net income (loss)	1,001	321	1,168	1,730	(3,218)	1,002
Less net loss (income) for noncontrolling interests	—	—	—	(2)	1	(1)
Net income (loss) attributable to Eaton ordinary shareholders	$1,001	$321	$1,168	$1,728	$(3,217)	$1,001

Other comprehensive income (loss)	$(404)	$63	$(385)	$(465)	$787	$(404)
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$597	$384	$783	$1,263	$(2,430)	$597

CONDENSED CONSOLIDATING BALANCE SHEETS JUNE 30, 2016

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Assets
Current assets
Cash	$—	$4	$5	$314	$—	$323
Short-term investments	—	—	1	145	—	146
Accounts receivable - net	—	506	1,100	2,022	—	3,628
Intercompany accounts receivable	10	710	4,143	3,378	(8,241)	—
Inventory	—	370	637	1,392	(76)	2,323
Prepaid expenses and other current assets	—	112	45	224	25	406
Total current assets	10	1,702	5,931	7,475	(8,292)	6,826

Property, plant and equipment - net	—	885	720	1,946	—	3,551

Other noncurrent assets
Goodwill	—	1,355	6,264	5,831	—	13,450
Other intangible assets	—	175	3,528	2,092	—	5,795
Deferred income taxes	—	999	—	236	(822)	413
Investment in subsidiaries	32,022	13,353	71,629	11,997	(129,001)	—
Intercompany loans receivable	—	7,751	1,509	54,824	(64,084)	—
Other assets	—	620	127	372	—	1,119
Total assets	$32,032	$26,840	$89,708	$84,773	$(202,199)	$31,154

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$—	$532	$—	$25	$—	$557
Current portion of long-term debt	—	251	—	1	—	252
Accounts payable	—	427	322	1,053	—	1,802
Intercompany accounts payable	157	4,042	2,917	1,125	(8,241)	—
Accrued compensation	—	63	39	214	—	316
Other current liabilities	30	584	336	940	(1)	1,889
Total current liabilities	187	5,899	3,614	3,358	(8,242)	4,816

Noncurrent liabilities
Long-term debt	—	6,915	667	17	6	7,605
Pension liabilities	—	618	167	769	—	1,554
Other postretirement benefits liabilities	—	239	116	78	—	433
Deferred income taxes	—	—	755	432	(822)	365
Intercompany loans payable	16,525	1,924	44,729	906	(64,084)	—
Other noncurrent liabilities	—	371	211	435	—	1,017
Total noncurrent liabilities	16,525	10,067	46,645	2,637	(64,900)	10,974

Shareholders’ equity
Eaton shareholders' equity	15,320	10,874	39,449	78,740	(129,063)	15,320
Noncontrolling interests	—	—	—	38	6	44
Total equity	15,320	10,874	39,449	78,778	(129,057)	15,364
Total liabilities and equity	$32,032	$26,840	$89,708	$84,773	$(202,199)	$31,154

CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2015

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Assets
Current assets
Cash	$—	$26	$7	$235	$—	$268
Short-term investments	—	—	2	175	—	177
Accounts receivable - net	—	512	1,030	1,937	—	3,479
Intercompany accounts receivable	1	842	3,888	2,928	(7,659)	—
Inventory	—	357	651	1,395	(80)	2,323
Prepaid expenses and other current assets	—	77	40	229	23	369
Total current assets	1	1,814	5,618	6,899	(7,716)	6,616

Property, plant and equipment - net	—	930	750	1,885	—	3,565

Other noncurrent assets
Goodwill	—	1,355	6,264	5,860	—	13,479
Other intangible assets	—	182	3,624	2,208	—	6,014
Deferred income taxes	—	1,016	—	218	(872)	362
Investment in subsidiaries	29,627	13,003	60,139	10,166	(112,935)	—
Intercompany loans receivable	—	8,641	1,573	44,835	(55,049)	—
Other assets	—	492	122	346	—	960
Total assets	$29,628	$27,433	$78,090	$72,417	$(176,572)	$30,996

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$—	$408	$—	$18	$—	$426
Current portion of long-term debt	—	1	240	1	—	242
Accounts payable	—	392	260	1,106	—	1,758
Intercompany accounts payable	219	4,009	2,248	1,183	(7,659)	—
Accrued compensation	—	77	53	236	—	366
Other current liabilities	1	644	318	875	(5)	1,833
Total current liabilities	220	5,531	3,119	3,419	(7,664)	4,625

Noncurrent liabilities
Long-term debt	—	7,053	675	17	1	7,746
Pension liabilities	—	639	165	782	—	1,586
Other postretirement benefits liabilities	—	245	118	77	—	440
Deferred income taxes	—	—	815	447	(872)	390
Intercompany loans payable	14,222	2,962	36,432	1,433	(55,049)	—
Other noncurrent liabilities	—	346	200	432	—	978
Total noncurrent liabilities	14,222	11,245	38,405	3,188	(55,920)	11,140

Shareholders’ equity
Eaton shareholders' equity	15,186	10,657	36,566	65,773	(112,996)	15,186
Noncontrolling interests	—	—	—	37	8	45
Total equity	15,186	10,657	36,566	65,810	(112,988)	15,231
Total liabilities and equity	$29,628	$27,433	$78,090	$72,417	$(176,572)	$30,996

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2016

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash provided by (used in) operating activities	$(156)	$23	$(298)	$1,547	$—	$1,116

Investing activities
Capital expenditures for property, plant and equipment	—	(40)	(49)	(157)	—	(246)
Cash received from (paid for) acquisitions of businesses, net of cash acquired	—	—	1	—	—	1
Sales (purchases) of short-term investments - net	—	—	2	36	—	38
Investments in affiliates	(1,250)	—	(120)	(1,370)	2,740	—
Return of investments in affiliates	—	—	47	—	(47)	—
Loans to affiliates	—	(284)	(47)	(4,236)	4,567	—
Repayments of loans from affiliates	—	1,280	—	2,922	(4,202)	—
Other - net	—	2	25	(24)	—	3
Net cash provided by (used in) investing activities	(1,250)	958	(141)	(2,829)	3,058	(204)

Financing activities
Proceeds from borrowings	—	145	—	6	—	151
Payments on borrowings	—	—	(240)	—	—	(240)
Proceeds from borrowings from affiliates	2,203	1,385	782	197	(4,567)	—
Payments on borrowings from affiliates	(18)	(2,493)	(1,658)	(33)	4,202	—
Capital contributions from affiliates	—	—	1,370	1,370	(2,740)	—
Return of capital to affiliates	—	—	—	(47)	47	—
Other intercompany financing activities	—	(43)	183	(140)	—	—
Cash dividends paid	(521)	—	—	—	—	(521)
Exercise of employee stock options	37	—	—	—	—	37
Repurchase of shares	(295)	—	—	—	—	(295)
Excess tax benefit from equity-based compensation	—	3	—	—	—	3
Net cash provided by (used in) financing activities	1,406	(1,003)	437	1,353	(3,058)	(865)

Effect of currency on cash	—	—	—	8	—	8
Total increase (decrease) in cash	—	(22)	(2)	79	—	55
Cash at the beginning of the period	—	26	7	235	—	268
Cash at the end of the period	$—	$4	$5	$314	$—	$323

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2015

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash provided by (used in) operating activities	$(84)	$(272)	$95	$917	$—	$656

Investing activities
Capital expenditures for property, plant and equipment	—	(47)	(63)	(136)	—	(246)
Cash received from (paid for) acquisitions of businesses, net of cash acquired	—	—	—	(38)	—	(38)
Sales (purchases) of short-term investments - net	—	—	—	109	—	109
Investments in affiliates	(1,482)	—	(1,176)	(1,482)	4,140	—
Loans to affiliates	—	(307)	(39)	(6,027)	6,373	—
Repayments of loans from affiliates	—	306	11	4,720	(5,037)	—
Proceeds from sale of businesses	—	—	—	1	—	1
Other - net	—	(31)	28	(30)	—	(33)
Net cash provided by (used in) investing activities	(1,482)	(79)	(1,239)	(2,883)	5,476	(207)

Financing activities
Proceeds from borrowings	—	125	—	12	—	137
Payments on borrowings	—	(101)	(301)	(2)	—	(404)
Proceeds from borrowings from affiliates	2,242	3,775	314	42	(6,373)	—
Payments on borrowings from affiliates	(39)	(3,824)	(1,160)	(14)	5,037	—
Capital contributions from affiliates	—	1,176	1,482	1,482	(4,140)	—
Other intercompany financing activities	—	(959)	804	155	—	—
Cash dividends paid	(514)	—	—	—	—	(514)
Exercise of employee stock options	46	—	—	—	—	46
Repurchase of shares	(170)	—	—	—	—	(170)
Other - net	—	—	—	(7)	—	(7)
Net cash provided by (used in) financing activities	1,565	192	1,139	1,668	(5,476)	(912)

Effect of currency on cash	—	—	—	(15)	—	(15)
Total increase (decrease) in cash	(1)	(159)	(5)	(313)	—	(478)
Cash at the beginning of the period	1	173	13	594	—	781
Cash at the end of the period	$—	$14	$8	$281	$—	$303

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Amounts are in millions of dollars or shares unless indicated otherwise (per share data assume dilution).

COMPANY OVERVIEW
Eaton Corporation plc (Eaton or the Company) is a power management company with 2015 net sales of $20.9 billion. The Company provides energy-efficient solutions that help its customers effectively manage electrical, hydraulic, and mechanical power more efficiently, safely, and sustainably. Eaton has approximately 96,000 employees in over 60 countries and sells products to customers in more than 175 countries.
Summary of Results of Operations
A summary of Eaton’s Net sales, Net income attributable to Eaton ordinary shareholders, and Net income per share attributable to Eaton ordinary shareholders - diluted follows:

	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
Net sales	$5,080	$5,372	$9,893	$10,595
Net income attributable to Eaton ordinary shareholders	491	535	895	1,001
Net income per share attributable to Eaton ordinary shareholders - diluted	$1.07	$1.14	$1.95	$2.13
During 2015, Eaton announced a multi-year restructuring initiative to reduce its cost structure and gain efficiencies in all business segments and at corporate in order to respond to declining market conditions. Restructuring charges in the second quarter and first six months of 2016 were $35 and $98, respectively, and were $4 and $14 in 2015, respectively. These charges were primarily comprised of severance costs. Restructuring charges are anticipated to be $145 in 2016 and $130 in 2017. The projected annualized savings from these restructuring actions are expected to be $423, when fully realized in 2018.

RESULTS OF OPERATIONS
Non-GAAP Financial Measures
The following discussion of Consolidated Financial Results and Business Segment Results of Operations includes certain non-GAAP financial measures. These financial measures include operating earnings, operating earnings per ordinary share, and operating profit before acquisition integration charges for each business segment as well as corporate, each of which differs from the most directly comparable measure calculated in accordance with generally accepted accounting principles (GAAP). A reconciliation of operating earnings and operating earnings per ordinary share to the most directly comparable GAAP measure is included in the table below. Operating profit before acquisition integration charges is reconciled in the discussion of the operating results of each business segment, and excludes acquisition integration expense related to the integration of Ephesus Lighting, Inc. and Oxalis Group Ltd. in 2016 and primarily Cooper Industries plc in 2015. Management believes that these financial measures are useful to investors because they exclude certain transactions, allowing investors to more easily compare Eaton’s financial performance period to period. Management uses this information in monitoring and evaluating the on-going performance of Eaton and each business segment. For additional information on acquisition integration charges, see Note 3 to the Condensed Consolidated Financial Statements.

Consolidated Financial Results

	Three months ended June 30		Decrease	Six months ended June 30		Decrease
	2016	2015		2016	2015
Net sales	$5,080	$5,372	(5)%	$9,893	$10,595	(7)%
Gross profit	1,661	1,697	(2)%	3,183	3,327	(4)%
Percent of net sales	32.7%	31.6%		32.2%	31.4%
Income before income taxes	553	598	(8)%	995	1,103	(10)%
Net income	492	535	(8)%	895	1,002	(11)%
Less net income for noncontrolling interests	(1)	—		—	(1)
Net income attributable to Eaton ordinary shareholders	491	535	(8)%	895	1,001	(11)%
Excluding acquisition integration charges, after-tax (Note 3)	1	8		1	15
Operating earnings	$492	$543	(9)%	$896	$1,016	(12)%

Net income per share attributable to Eaton ordinary shareholders - diluted	$1.07	$1.14	(6)%	$1.95	$2.13	(8)%
Excluding per share impact of acquisition integration charges costs, after-tax (Note 3)	—	0.02		—	0.03
Operating earnings per ordinary share	$1.07	$1.16	(8)%	$1.95	$2.16	(10)%
Net Sales
Net sales decreased 5% in the second quarter of 2016 compared to the second quarter of 2015 due to a decrease of 4% in organic sales and a decrease of 1% from the impact of negative currency translation. Net sales decreased 7% in the first six months of 2016 compared to the first six months of 2015 due to a decrease of 5% in organic sales and a 2% decrease from the impact of negative currency translation. The decrease in organic sales in the second quarter and first six months of 2016 was primarily due to weakening demand in several of the Company's end markets.
Gross Profit
Gross profit margin increased from 31.6% in the second quarter of 2015 to 32.7% in the second quarter of 2016. Gross profit margin increased from 31.4% in the first six months of 2015 compared to 32.2% in the first six months of 2016. The increase in gross margin in the second quarter and first six months of 2016 was primarily due to cost savings from restructuring actions and other cost control measures, partially offset by lower volumes, unfavorable product mix, and higher restructuring charges.
Income Taxes
The effective income tax rate for the second quarter and first six months of 2016 was expense of 11%, and 10%, respectively, compared to an expense of 11% and 9% for the second quarter and first six months of 2015. The increase in the effective tax rate in the first six months of 2016 was primarily due to more income earned in higher tax jurisdictions.
Operating Earnings
Operating earnings, a non-GAAP measure discussed above in Non-GAAP Financial Measures, of $492 in the second quarter of 2016 decreased 9% compared to Operating earnings of $543 in the second quarter of 2015. Operating earnings in the first six months of 2016 was $896, a decrease of 12% compared to $1,016 in the first six months of 2015. The decrease in Operating earnings in the second quarter and first six months of 2016 was primarily due to lower sales volumes and higher restructuring charges, partially offset by savings from cost control measures and restructuring actions, as well as a decrease in pension and other postretirement benefits expense.
Operating earnings per ordinary share decreased to $1.07 in the second quarter of 2016 compared to $1.16 in the second quarter of 2015. Operating earnings per ordinary share decreased to $1.95 in the first six months of 2016 compared to $2.16 in the first six months of 2015. The decrease in Operating earnings per ordinary share in the second quarter and first six months of 2016 was due to lower Operating earnings, partially offset by the impact of the Company's share repurchases over the past year.

Business Segment Results of Operations
The following is a discussion of Net sales, operating profit and operating margin by business segment, which includes a discussion of operating profit and operating profit margin before acquisition integration charges. For additional information related to acquisition integration charges, see Note 3 to the Condensed Consolidated Financial Statements.
Electrical Products

	Three months ended June 30		Increase	Six months ended June 30		Increase
	2016	2015		2016	2015
Net sales	$1,784	$1,784	—%	$3,464	$3,475	—%

Operating profit	$322	$276	17%	$593	$536	11%
Operating margin	18.0%	15.5%		17.1%	15.4%

Acquisition integration charges	$1	$6		$1	$12

Before acquisition integration charges
Operating profit	$323	$282	15%	$594	$548	8%
Operating margin	18.1%	15.8%		17.1%	15.8%
Net sales were broadly flat in the second quarter and first six months of 2016 compared to the second quarter and first six months of 2015, with an increase of 1% in organic sales offset by a decrease of 1% from the impact of negative currency translation in both periods. By region, organic sales grew in the Americas, Europe and Middle East, while sales declined in Asia Pacific.
Operating margin before acquisition integration charges increased from 15.8% in the second quarter of 2015 to 18.1% in the second quarter of 2016. Operating margin before acquisition integration charges increased from 15.8% in the first six months of 2015 to 17.1% in first six months of 2016. The increase in operating margin in the second quarter and first six months of 2016 compared to the second quarter and first six months of 2015 was due to savings from restructuring actions and other cost control measures, partially offset by higher restructuring charges and unfavorable product mix.
Electrical Systems and Services

	Three months ended June 30		Decrease	Six months ended June 30		Decrease
	2016	2015		2016	2015
Net sales	$1,429	$1,502	(5)%	$2,771	$2,950	(6)%

Operating profit	$178	$223	(20)%	$337	$409	(18)%
Operating margin	12.5%	14.8%		12.2%	13.9%

Acquisition integration charges	$—	$4		$1	$7

Before acquisition integration charges
Operating profit	$178	$227	(22)%	$338	$416	(19)%
Operating margin	12.5%	15.1%		12.2%	14.1%
Net sales decreased 5% in the second quarter of 2016 compared to the second quarter of 2015 due to a decrease of 3% in organic sales and a decrease of 2% from the impact of negative currency translation. Net sales decreased 6% in the first six months of 2016 compared to the first six months 2015 due to a decrease of 4% in organic sales and decrease of 2% from the impact of negative currency translation. The organic sales decline during the second quarter and first six months of 2016 was primarily due to weakness in industrial projects and the oil and gas market within the Americas and Asia Pacific regions.

Operating margin before acquisition integration charges decreased from 15.1% in the second quarter of 2015 to 12.5% in the second quarter of 2016. Operating margin before acquisition integration charges decreased from 14.1% in the first six months of 2015 to 12.2% in the first six months of 2016. The decrease in operating margin in the second quarter and first six months of 2016 was primarily due to lower sales volumes, unfavorable product mix, higher restructuring charges, and a litigation charge, partially offset by savings from restructuring actions and other cost control measures.
Hydraulics

	Three months ended June 30		Decrease	Six months ended June 30		Decrease
	2016	2015		2016	2015
Net sales	$589	$643	(8)%	$1,140	$1,308	(13)%

Operating profit	$59	$74	(20)%	$100	$140	(29)%
Operating margin	10.0%	11.5%		8.8%	10.7%

Acquisition integration charges	$—	$1		$—	$2

Before acquisition integration charges
Operating profit	$59	$75	(21)%	$100	$142	(30)%
Operating margin	10.0%	11.7%		8.8%	10.9%
Net sales decreased 8% in the second quarter of 2016 compared to the second quarter of 2015 due to a decrease of 7% in organic sales and a decrease of 1% from the impact of negative currency translation. Net sales decreased 13% for the first six months of 2016 compared to the first six months of 2015 due to a decrease of 11% in organic sales and a decrease of 2% from the impact of negative currency translation. The decline in organic sales in the second quarter and first six months of 2016 were primarily due to continued weakness in both the mobile and industrial markets.
Operating margin before acquisition integration charges decreased from 11.7% in the second quarter of 2015 to 10.0% in the second quarter of 2016. Operating margin before acquisition integration charges decreased from 10.9% in the first six months of 2015 to 8.8% in the first six months of 2016. The decrease in operating margin in the second quarter and first six months of 2016 was primarily due to lower sales volumes and higher restructuring charges, partially offset by savings from restructuring actions and other cost control measures.
Aerospace

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
	2016	2015		2016	2015
Net sales	$447	$454	(2)%	$892	$918	(3)%

Operating profit	$83	$77	8%	$163	$154	6%
Operating margin	18.6%	17.0%		18.3%	16.8%
Net sales in the second quarter of 2016 decreased 2% compared to the second quarter of 2015 due to a 2% impact from negative currency translation. Net sales decreased 3% in the first six months of 2016 compared to the first six months of 2015 due to a decrease of 2% in organic sales and a decrease of 1% from the impact of negative currency translation. The decline in organic sales in the first six months of 2016 primarily related to a decrease in military OEM markets, partially offset by growth in commercial markets.
Operating margin increased in the second quarter from 17.0% in 2015 to 18.6% in 2016, and in the first six months from 16.8% in 2015 to 18.3% in 2016. The increase in operating margin in the second quarter and first half of 2016 was due to savings from restructuring actions and reduced program development spending.

Vehicle

	Three months ended June 30		Decrease	Six months ended June 30		Decrease
	2016	2015		2016	2015
Net sales	$831	$989	(16)%	$1,626	$1,944	(16)%

Operating profit	$137	$190	(28)%	$255	$354	(28)%
Operating margin	16.5%	19.2%		15.7%	18.2%
Net sales decreased 16% in the second quarter of 2016 compared to the second quarter of 2015 due to a 14% decline in organic sales and a decrease of 2% from the impact of negative currency translation. Net sales decreased 16% in the first six months of 2016 compared to the first six months of 2015 due to a decrease of 13% in organic sales and a decrease of 3% from the impact of negative currency translation. The change in organic sales in the second quarter and first six months of 2016 was primarily due to lower truck markets in the Americas, partially offset by growth in the European automotive market.
Operating margin decreased from 19.2% in the second quarter of 2015 to 16.5% in the second quarter of 2016. The decrease in the second quarter of 2016 was primarily the result of lower sales volumes partially offset by manufacturing efficiencies and cost savings from restructuring actions and other cost control measures. Operating margin decreased from 18.2% in the first six months of 2015 to 15.7% in the first six months of 2016. The decrease in the first six months of 2016 was primarily due to lower sales volumes and higher restructuring charges, partially offset by manufacturing efficiencies and cost savings from restructuring actions.
Corporate Expense

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
	2016	2015		2016	2015
Amortization of intangible assets	98	102	(4)%	$198	$204	(3)%
Interest expense - net	57	59	(3)%	114	116	(2)%
Pension and other postretirement benefits expense	13	33	(61)%	27	61	(56)%
Other corporate expense - net	58	48	21%	114	109	5%
Total corporate expense	$226	$242	(7)%	$453	$490	(8)%
Total corporate expense decreased 7% from $242 in the second quarter of 2015 to $226 in the second quarter of 2016. Total corporate expense decreased 8% from $490 in the first six months of 2015 to $453 in the first six months of 2016. The decrease in Total corporate expense for the second quarter and first six months 2016 was primarily due to a decrease in pension and other postretirement benefits expense resulting from a change to the spot rate approach for measuring service and interest costs, higher discount rates, and updated mortality tables.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Financial Condition and Liquidity
Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk. The Company maintains access to the commercial paper markets through a commercial paper program, which is supported by credit facilities in the aggregate principal amount of $2,000. There were no borrowings outstanding under these revolving credit facilities at June 30, 2016. Over the course of a year, cash, short-term investments and short-term debt may fluctuate in order to manage global liquidity. Eaton believes its operating flexibility, cash flow, cash and short-term investment balances, and access to capital markets are substantially in excess of the liquidity necessary to meet future operating needs of the business as well as scheduled payments of long-term debt.
Eaton was in compliance with each of its debt covenants for all periods presented.

Sources and Uses of Cash
Operating Cash Flow
Net cash provided by operating activities was $1,116 in the first six months of 2016, an increase of $460 in the source of cash compared to $656 in the first six months of 2015. The increase in net cash provided by operating activities in the first six months of 2016 was driven by lower pension contributions and lower working capital balances compared to the first six months of 2015.
Investing Cash Flow
Net cash used in investing activities was $204 in the first six months of 2016, a decrease of $3 in the use of cash compared to $207 in the first six months of 2015. The slight decrease was primarily driven by no business acquisitions completed in 2016 offset by lower sales of short-term investments.
Financing Cash Flow
Net cash used in financing activities was $865 in the first six months of 2016, a decrease of $47 in the use of cash compared to $912 in the first six months of 2015. The decrease in the use of cash was due to $164 less in payments on borrowings, which totaled $240 in 2016 and $404 in 2015. This was partially offset by an increase of $125 in share repurchases during the first six months of 2016 compared to the first six months of 2015.

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
Evaluation of Disclosure Controls and Procedures - Pursuant to SEC Rule 13a-15, an evaluation was performed under the supervision and with the participation of Eaton’s management, including Craig Arnold - Principal Executive Officer; and Richard H. Fearon - Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, management concluded that Eaton’s disclosure controls and procedures were effective as of June 30, 2016.

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
During the second quarter of 2016, there was no change in Eaton's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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
(c) Issuer's Purchases of Equity Securities
During the second quarter of 2016, 3.7 million ordinary shares were repurchased in the open market at a total cost of $224. These shares were repurchased under the program approved by the Board on February 24, 2016. A summary of the shares repurchased in the second quarter of 2016 follows:

Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
April	580,423	$63.03	580,423	$2,445
May	1,684,538	$62.60	1,684,538	$2,340
June	1,451,314	$56.76	1,451,314	$2,258
Total	3,716,275	$60.39	3,716,275

ITEM 6.	EXHIBITS.
Exhibits — See Exhibit Index attached.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON CORPORATION plc
Registrant

Date:	August 2, 2016	By:	/s/ Richard H. Fearon
Richard H. Fearon
Principal Financial Officer
(On behalf of the registrant and as Principal Financial Officer)

Eaton Corporation plc
Second Quarter 2016 Report on Form 10-Q
Exhibit Index

3 (i)	Certificate of Incorporation — Incorporated by reference to the Form S-8 filed November 30, 2012

3 (ii)	Articles of Association — Incorporated by reference to the Form 10-Q Report for the three months ended March 31, 2016

3 (iii)	Memorandum of Association — Incorporated by reference to the Form 10-Q Report for the three months ended March 31, 2016

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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the three months ended June 30, 2016 and 2015, (ii) Consolidated Statements of Comprehensive Income for the three months ended June 30, 2016 and 2015, (iii) Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 and (v) Notes to Condensed Consolidated Financial Statements for the six months ended June 30, 2016.