Form 10-Q
period 2016-09-30
Eaton Corp plc
filed 2016-11-01
CIK 1551182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 451.7 million Ordinary Shares outstanding as of September 30, 2016.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	2
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29
ITEM 4. CONTROLS AND PROCEDURES	29
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	29
ITEM 1A. RISK FACTORS	29
ITEM 2. UNRESTRICTED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	30
ITEM 6. EXHIBITS	30
SIGNATURES	31
EXHIBIT INDEX	32
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended September 30		Nine months ended September 30
(In millions except for per share data)	2016	2015	2016	2015
Net sales	$4,987	$5,203	$14,880	$15,798

Cost of products sold	3,371	3,597	10,081	10,865
Selling and administrative expense	853	907	2,642	2,723
Research and development expense	146	156	444	472
Interest expense - net	59	59	173	175
Other income - net	(15)	(3)	(28)	(27)
Income before income taxes	573	487	1,568	1,590
Income tax expense	51	42	151	143
Net income	522	445	1,417	1,447
Less net loss for noncontrolling interests	1	1	1	—
Net income attributable to Eaton ordinary shareholders	$523	$446	$1,418	$1,447

Net income per share attributable to Eaton ordinary shareholders
Diluted	$1.15	$0.96	$3.09	$3.09
Basic	1.15	0.96	3.10	3.10

Weighted-average number of ordinary shares outstanding
Diluted	455.6	466.4	457.9	468.5
Basic	453.9	465.1	456.5	466.8

Cash dividends declared per ordinary share	$0.57	$0.55	$1.71	$1.65

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended September 30		Nine months ended September 30
(In millions)	2016	2015	2016	2015
Net income	$522	$445	$1,417	$1,447
Less net loss for noncontrolling interests	1	1	1	—
Net income attributable to Eaton ordinary shareholders	523	446	1,418	1,447

Other comprehensive (loss) income, net of tax
Currency translation and related hedging instruments	(22)	(372)	(57)	(883)
Pensions and other postretirement benefits	45	60	132	164
Cash flow hedges	1	—	(33)	3
Other comprehensive (loss) income attributable to Eaton ordinary shareholders	24	(312)	42	(716)

Total comprehensive income attributable to Eaton ordinary shareholders	$547	$134	$1,460	$731

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	September 30, 2016	December 31, 2015
Assets
Current assets
Cash	$494	$268
Short-term investments	213	177
Accounts receivable - net	3,659	3,479
Inventory	2,328	2,323
Prepaid expenses and other current assets	393	369
Total current assets	7,087	6,616

Property, plant and equipment - net	3,506	3,565

Other noncurrent assets
Goodwill	13,434	13,479
Other intangible assets	5,689	6,014
Deferred income taxes	412	362
Other assets	1,109	960
Total assets	$31,237	$30,996

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$1	$426
Current portion of long-term debt	550	242
Accounts payable	1,790	1,758
Accrued compensation	388	366
Other current liabilities	1,866	1,833
Total current liabilities	4,595	4,625

Noncurrent liabilities
Long-term debt	7,881	7,746
Pension liabilities	1,532	1,586
Other postretirement benefits liabilities	429	440
Deferred income taxes	366	390
Other noncurrent liabilities	988	978
Total noncurrent liabilities	11,196	11,140

Shareholders’ equity
Eaton shareholders’ equity	15,404	15,186
Noncontrolling interests	42	45
Total equity	15,446	15,231
Total liabilities and equity	$31,237	$30,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30
(In millions)	2016	2015
Operating activities
Net income	$1,417	$1,447
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	700	692
Deferred income taxes	(105)	(101)
Pension and other postretirement benefits expense	177	244
Contributions to pension plans	(114)	(290)
Contributions to other postretirement benefits plans	(26)	(24)
Changes in working capital	(224)	(184)
Other - net	89	(155)
Net cash provided by operating activities	1,914	1,629

Investing activities
Capital expenditures for property, plant and equipment	(346)	(368)
Cash received from (paid for) acquisitions of businesses, net of cash acquired	1	(38)
Sales (purchases) of short-term investments - net	(29)	76
Proceeds from sale of businesses	—	1
Other - net	3	(44)
Net cash used in investing activities	(371)	(373)

Financing activities
Proceeds from borrowings	633	1
Payments on borrowings	(666)	(405)
Cash dividends paid	(780)	(771)
Exercise of employee stock options	60	48
Repurchase of shares	(567)	(454)
Other - net	(5)	(8)
Net cash used in financing activities	(1,325)	(1,589)

Effect of currency on cash	8	(30)
Total increase (decrease) in cash	226	(363)
Cash at the beginning of the period	268	781
Cash at the end of the period	$494	$418

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
During the first quarter of 2016, the Company adopted Accounting Standards Update 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the related debt liability rather than an asset. The Company has applied this standard retrospectively. The adoption of ASU 2015-03 resulted in the reclassification of $36 and $35 within the Company's Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, respectively, from Other noncurrent assets to a reduction in Long-term debt.
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

Note 3.	ACQUISITION INTEGRATION CHARGES
Eaton incurs integration charges related to acquired businesses. A summary of these charges follows:

	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015
Electrical Products	$1	$5	$2	$17
Electrical Systems and Services	—	3	1	10
Hydraulics	—	—	—	2
Total business segments	1	8	3	29
Corporate	—	2	—	4
Total acquisition integration charges before income taxes	1	10	3	33
Income taxes	—	3	1	11
Total after income taxes	$1	$7	$2	$22
Per ordinary share - diluted	$—	$0.01	$—	$0.05
Business segment acquisition integration charges in 2016 related to the integration of Ephesus Lighting, Inc. (Ephesus) and
Oxalis Group Ltd. (Oxalis), which were acquired in 2015. The charges associated with Ephesus were included in Cost of products sold and Selling and administrative expense, while the charges associated with Oxalis were included in Cost of products sold. Business segment acquisition integration charges in 2015 related primarily to the integration of Cooper
Industries plc (Cooper), which was acquired in 2012. These charges were included in Cost of products sold or Selling and administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment. See Note 14 for additional information about business segments.
Corporate acquisition integration charges in 2015 also related to the integration of Cooper. These charges were included in Selling and administrative expense. In Business Segment Information, the charges were included in Other corporate expense - net.

Note 4.	RESTRUCTURING CHARGES
During 2015, Eaton announced its intention to undertake actions to reduce its cost structure in all business segments and at corporate. Restructuring charges for the three and nine months ended September 30, 2016, were $23 and $121, respectively, and were $113 and $127 for the three and nine months ended September 30, 2015, respectively. The charges associated with restructuring activities are anticipated to be $145 in 2016 and $180 in 2017.
A summary of restructuring charges by type follows:

	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015
Workforce reductions	$18	$99	$95	$111
Plant closings and other	5	14	26	16
Total	$23	$113	$121	$127

A summary of restructuring charges by segment follows:

	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015
Electrical Products	$1	$11	$27	$12
Electrical Systems & Services	7	26	20	26
Hydraulics	10	25	44	34
Aerospace	(1)	5	3	5
Vehicle	5	29	22	33
Corporate	1	17	5	17
Total	$23	$113	$121	$127
A summary of liabilities related to workforce reductions, plant closings and other associated costs follows:

	Workforce reductions	Plant closings and other	Total
Balance at December 31, 2014	$—	$—	$—
Liability recognized	112	17	129
Payments	(59)	(3)	(62)
Other adjustments	1	(14)	(13)
Balance at December 31, 2015	54	—	54
Liability recognized	95	26	121
Payments	(89)	(11)	(100)
Other adjustments	(1)	(14)	(15)
Balance at September 30, 2016	$59	$1	$60
These charges were included in Cost of products sold, Selling and administrative expenses or Other income-net, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment. See Note 14 for additional information about business segments.

Note 5.	GOODWILL
A summary of goodwill follows:

	Electrical Products	Electrical Systems and Services	Hydraulics	Aerospace	Vehicle	Total
December 31, 2015	$6,642	$4,279	$1,259	$956	$343	$13,479
Translation	(24)	(12)	2	(13)	2	(45)
September 30, 2016	$6,618	$4,267	$1,261	$943	$345	$13,434

Note 6.    DEBT
On September 20, 2016, a subsidiary of Eaton issued Euro denominated notes (Euro Notes) with a face value of €550 ($615 based on the September 20, 2016 spot rate), in accordance with Regulation S promulgated under the Securities Act of 1933, as amended. The Euro Notes mature in 2024 with interest payable annually at a rate of 0.75%. The issuer received proceeds totaling €544 ($609 based on the September 20, 2016 spot rate) from the issuance, net of financing costs and discounts. The senior Euro Notes are fully and unconditionally guaranteed on an unsubordinated, unsecured basis by Eaton and certain of its direct and indirect subsidiaries. The Euro Notes contain an optional redemption provision by which the Company may make an offer to purchase all or any part of the Euro Notes prior to June 20, 2024 at a purchase price of the greater of (a) 100% of the principal amount of the respective Euro Notes being redeemed, or (b) the sum of the present values of the respective remaining scheduled payments of principal and interest, discounted to the redemption date on an annual basis at the benchmark Bund Rate plus 20 basis points. In each case, the redemption price will include any accrued and unpaid interest on the Euro Notes being redeemed. At any time on or after June 20, 2024, the Company may redeem the Euro Notes, in whole or in part, at a redemption price equal to 100% of the principal amount to be redeemed plus accrued and unpaid interest. The Euro Notes also contain a change of control provision which requires the Company to make an offer to purchase all or any part of the Euro Notes at a purchase price of 101% of the principal amount plus accrued and unpaid interest. The capitalized deferred financing fees and discounts are amortized in Interest expense - net over the respective terms of the Euro Notes. The Euro Notes are subject to customary non-financial covenants.
On October 14, 2016, Eaton refinanced a $750, five-year revolving credit facility with a $750, five-year revolving credit facility that will expire October 14, 2021. Eaton also maintains a $500, four-year revolving credit facility that will expire on October 3, 2018 and a $750, five-year credit facility that will expire October 3, 2019. This refinancing maintains long-term revolving credit facilities at a total of $2,000. The revolving credit facilities are used to support commercial paper borrowings and are fully and unconditionally guaranteed by Eaton and certain of its direct and indirect subsidiaries on an unsubordinated, unsecured basis. There were no borrowings outstanding under these revolving credit facilities at September 30, 2016 or October 14, 2016.

Note 7.	RETIREMENT BENEFITS PLANS
The components of retirement benefits expense follow:

	United States pension benefit expense		Non-United States pension benefit expense		Other postretirement benefits expense
	Three months ended September 30
	2016	2015	2016	2015	2016	2015
Service cost	$28	$31	$16	$18	$1	$2
Interest cost	31	39	16	18	4	6
Expected return on plan assets	(63)	(65)	(23)	(25)	(2)	(2)
Amortization	23	29	8	10	(2)	—
	19	34	17	21	1	6
Settlements	24	25	—	—	—	—
Total expense	$43	$59	$17	$21	$1	$6

	United States pension benefit expense		Non-United States pension benefit expense		Other postretirement benefits expense
	Nine months ended September 30
	2016	2015	2016	2015	2016	2015
Service cost	$83	$92	$49	$55	$3	$5
Interest cost	94	117	48	54	13	18
Expected return on plan assets	(188)	(196)	(71)	(75)	(5)	(4)
Amortization	69	89	25	30	(6)	1
	58	102	51	64	5	20
Settlements and curtailments	63	58	—	—	—	—
Total expense	$121	$160	$51	$64	$5	$20

Note 8.	LEGAL CONTINGENCIES
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
In December 2010, a Brazilian court held that a judgment obtained by a Brazilian company, Raysul, against another Brazilian company, Saturnia, which was sold by Eaton in 2006, could be enforced against Eaton Ltda. The judgment was based on an alleged violation of an agency agreement between Raysul and Saturnia. At March 31, 2016, the Company had a total accrual of 100 Brazilian Reais related to this matter ($31 based on June 2016 exchange rates). In June 2016, Eaton signed a settlement agreement and resolved the matter, which did not have a material impact on the consolidated financial statements.

Note 9.	INCOME TAXES
The effective income tax rate for the third quarter and first nine months of 2016 was expense of 9%, and 10%, respectively, compared to an expense of 9% for the third quarter and first nine months of 2015. The increase in the effective tax rate in the first nine months of 2016 was primarily due to more income earned in higher tax jurisdictions.

Note 10.	EQUITY
On October 22, 2013, Eaton's Board of Directors adopted a share repurchase program (2013 Program) that authorizes the repurchase of 40 million ordinary shares. During the first quarter of 2016, 1.5 million ordinary shares were repurchased under the 2013 Program in the open market at a total cost of $82. During the three and nine months ended September 30, 2015, 4.8 million and 7.2 million ordinary shares were repurchased under the 2013 Program in the open market at a total cost of $284 and $454, respectively. On February 24, 2016, the Board of Directors approved a new share repurchase program for share repurchases up to $2,500 of ordinary shares (2016 Program). Under the 2016 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During the three and nine months ended September 30, 2016, 3.7 million and 7.7 million ordinary shares, respectively, were purchased on the open market under the 2016 Program for a total cost of $243 and $485, respectively.
The changes in Shareholders’ equity follow:

	Eaton shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2015	$15,186	$45	$15,231
Net income (loss)	1,418	(1)	1,417
Other comprehensive income	42	—	42
Cash dividends paid	(780)	(2)	(782)
Issuance of shares under equity-based compensation plans - net	105	—	105
Repurchase of shares	(567)	—	(567)
Balance at September 30, 2016	$15,404	$42	$15,446
The changes in Accumulated other comprehensive loss follow:

	Currency translation and related hedging instruments	Pensions and other postretirement benefits	Cash flow hedges	Total
Balance at December 31, 2015	$(2,492)	$(1,374)	$3	$(3,863)
Other comprehensive (loss) income before reclassifications	(57)	33	(35)	(59)
Amounts reclassified from Accumulated other comprehensive loss (income)	—	99	2	101
Net current-period Other comprehensive income (loss)	(57)	132	(33)	42
Balance at September 30, 2016	$(2,549)	$(1,242)	$(30)	$(3,821)

The reclassifications out of Accumulated other comprehensive loss follow:

	Nine months ended September 30, 2016		Consolidated statements of income classification
Amortization of defined benefit pensions and other postretirement benefits items
Actuarial loss and prior service cost	$(151)	[1]
Tax benefit	52
Total, net of tax	(99)

Gains and (losses) on cash flow hedges
Currency exchange contracts	(3)		Cost of products sold
Tax benefit	1
Total, net of tax	(2)

Total reclassifications for the period	$(101)
1 These components of Accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 7 for additional information about pension and other postretirement benefits items.

Net Income Per Share Attributable to Eaton Ordinary Shareholders
A summary of the calculation of net income per share attributable to Eaton ordinary shareholders follows:

	Three months ended September 30		Nine months ended September 30
(Shares in millions)	2016	2015	2016	2015
Net income attributable to Eaton ordinary shareholders	$523	$446	$1,418	$1,447

Weighted-average number of ordinary shares outstanding - diluted	455.6	466.4	457.9	468.5
Less dilutive effect of equity-based compensation	1.7	1.3	1.4	1.7
Weighted-average number of ordinary shares outstanding - basic	453.9	465.1	456.5	466.8

Net income per share attributable to Eaton ordinary shareholders
Diluted	$1.15	$0.96	$3.09	$3.09
Basic	1.15	0.96	3.10	3.10
For the third quarter and first nine months of 2016, 1.5 million and 1.8 million stock options, respectively, were excluded from the calculation of diluted net income per share attributable to Eaton ordinary shareholders because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive. For the third quarter and first nine months of 2015, 1.8 million and 1.3 million stock options, respectively, were excluded from the calculation of diluted net income per share attributable to Eaton ordinary shareholders because the exercise price of the options exceeded the average market price of the ordinary shares during the periods and their effect, accordingly, would have been antidilutive.

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

A summary of financial instruments recognized at fair value, and the fair value measurements used, follows:

	Total	Level 1	Level 2	Level 3
September 30, 2016
Cash	$494	$494	$—	$—
Short-term investments	213	213	—	—
Net derivative contracts	148	—	148	—
Long-term debt converted to floating interest rates by interest rate swaps - net	(172)	—	(172)	—

December 31, 2015
Cash	$268	$268	$—	$—
Short-term investments	177	177	—	—
Net derivative contracts	86	—	86	—
Long-term debt converted to floating interest rates by interest rate swaps - net	(94)	—	(94)	—
Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities. No financial instruments were measured using unobservable inputs.
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $8,431 and fair value of $9,050 at September 30, 2016 compared to $7,988 and $8,231, respectively, at December 31, 2015. The fair value of Eaton's debt instruments were estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities, and are considered a Level 2 fair value measurement.

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
Eaton uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against foreign currency exposure (net investment hedges). Foreign currency denominated debt designated as non-derivative net investment hedging instruments on an after-tax basis was $99 at September 30, 2016 and $83 at December 31, 2015, and designated on a pre-tax basis was $607 at September 30, 2016.
Derivative Financial Statement Impacts
The fair value of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets follows:

	Notional amount	Other current assets	Other noncurrent assets	Other current liabilities	Other noncurrent liabilities	Type of hedge	Term
September 30, 2016
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$3,765	$—	$172	$—	$—	Fair value	1 month to 19 years
Forward starting floating-to-fixed interest rate swaps	450	—	—	—	18	Cash flow	12 years
Currency exchange contracts	826	5	1	19	14	Cash flow	1 to 36 months
Total		$5	$173	$19	$32

Derivatives not designated as hedges
Currency exchange contracts	$3,991	$34	$—	$15	$—		1 to 24 months
Commodity contracts	41	2		—			1 to 12 months
Total		$36	$—	$15	$—

December 31, 2015
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$3,715	$—	$96	$—	$2	Fair value	2 to 19 years
Forward starting floating-to-fixed interest rate swaps	50	—	—	—	—	Cash flow	12 years
Currency exchange contracts	724	18	1	8	6	Cash flow	1 to 36 months
Commodity contracts	1	—	—	—	—	Cash flow	1 to 12 months
Total		$18	$97	$8	$8

Derivatives not designated as hedges
Currency exchange contracts	$4,198	$27		$40			1 to 12 months
Total		$27		$40
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

The impact of derivative instruments to the Consolidated Statement of Income and Comprehensive Income follow:

	Gain (loss) recognized in other comprehensive (loss) income		Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	Three months ended September 30			Three months ended September 30
	2016	2015		2016	2015
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	$1	$—	Interest expense - net	$—	$—
Currency exchange contracts	(3)	6	Cost of products sold	(4)	5
Total	$(2)	$6		$(4)	$5

	Gain (loss) recognized in other comprehensive (loss) income		Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	Nine months ended September 30			Nine months ended September 30
	2016	2015		2016	2015
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	$(18)	$—	Interest expense - net	$—	$—
Currency exchange contracts	(35)	16	Cost of products sold	(3)	11
Total	$(53)	$16		$(3)	$11
Amounts recognized in net income follow:

	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015
Derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps	$(28)	$65	$78	$62
Related long-term debt converted to floating interest rates by interest rate swaps	28	(65)	(78)	(62)
	$—	$—	$—	$—
Gains and losses described above were recognized in Interest expense - net.

Note 13.	INVENTORY
The components of inventory follow:

	September 30, 2016	December 31, 2015
Raw materials	$910	$885
Work-in-process	431	412
Finished goods	1,083	1,131
Inventory at FIFO	2,424	2,428
Excess of FIFO over LIFO cost	(96)	(105)
Total inventory	$2,328	$2,323

Note 14.	BUSINESS SEGMENT INFORMATION
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

	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015
Net sales
Electrical Products	$1,767	$1,771	$5,231	$5,246
Electrical Systems and Services	1,436	1,487	4,207	4,437
Hydraulics	562	599	1,702	1,907
Aerospace	436	449	1,328	1,367
Vehicle	786	897	2,412	2,841
Total net sales	$4,987	$5,203	$14,880	$15,798

Segment operating profit
Electrical Products	$331	$322	$924	$858
Electrical Systems and Services	197	164	534	573
Hydraulics	61	44	161	184
Aerospace	88	79	251	233
Vehicle	122	136	377	490
Total segment operating profit	799	745	2,247	2,338

Corporate
Amortization of intangible assets	(99)	(102)	(297)	(306)
Interest expense - net	(59)	(59)	(173)	(175)
Pension and other postretirement benefits expense	(18)	(38)	(45)	(99)
Other corporate expense - net	(50)	(59)	(164)	(168)
Income before income taxes	573	487	1,568	1,590
Income tax expense	51	42	151	143
Net income	522	445	1,417	1,447
Less net loss for noncontrolling interests	1	1	1	—
Net income attributable to Eaton ordinary shareholders	$523	$446	$1,418	$1,447

Note 15.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
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

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016
	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$1,660	$1,583	$3,040	$(1,296)	$4,987

Cost of products sold	—	1,329	1,162	2,173	(1,293)	3,371
Selling and administrative expense	2	330	197	324	—	853
Research and development expense	—	59	43	44	—	146
Interest expense (income) - net	—	59	4	(3)	(1)	59
Other expense (income) - net	(1)	18	—	(32)	—	(15)
Equity in loss (earnings) of subsidiaries, net of tax	(628)	(173)	(895)	(219)	1,915	—
Intercompany expense (income) - net	104	(47)	336	(393)	—	—
Income (loss) before income taxes	523	85	736	1,146	(1,917)	573
Income tax expense (benefit)	—	(11)	10	53	(1)	51
Net income (loss)	523	96	726	1,093	(1,916)	522
Less net loss (income) for noncontrolling interests	—	—	—	—	1	1
Net income (loss) attributable to Eaton ordinary shareholders	$523	$96	$726	$1,093	$(1,915)	$523

Other comprehensive income (loss)	$24	$24	$29	$2	$(55)	$24
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$547	$120	$755	$1,095	$(1,970)	$547

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015
	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$1,755	$1,664	$3,105	$(1,321)	$5,203

Cost of products sold	—	1,380	1,269	2,265	(1,317)	3,597
Selling and administrative expense	2	375	191	339	—	907
Research and development expense	—	65	51	40	—	156
Interest expense (income) - net	—	54	5	(3)	3	59
Other expense (income) - net	—	11	3	(17)	—	(3)
Equity in loss (earnings) of subsidiaries, net of tax	(534)	(264)	(888)	(64)	1,750	—
Intercompany expense (income) - net	86	(54)	258	(290)	—	—
Income (loss) before income taxes	446	188	775	835	(1,757)	487
Income tax expense (benefit)		17	(15)	38	2	42
Net income (loss)	446	171	790	797	(1,759)	445
Less net loss (income) for noncontrolling interests	—	—	—	1	—	1
Net income (loss) attributable to Eaton ordinary shareholders	$446	$171	$790	$798	$(1,759)	$446

Other comprehensive income (loss)	$(312)	$(24)	$(305)	$(411)	$740	$(312)
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$134	$147	$485	$387	$(1,019)	$134
CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$4,842	$4,793	$8,983	$(3,738)	$14,880

Cost of products sold	—	3,788	3,554	6,478	(3,739)	10,081
Selling and administrative expense	6	1,048	583	1,005	—	2,642
Research and development expense	—	176	138	130	—	444
Interest expense (income) - net	—	169	13	(13)	4	173
Other expense (income) - net	(1)	34	(3)	(58)	—	(28)
Equity in loss (earnings) of subsidiaries, net of tax	(1,726)	(495)	(2,384)	(434)	5,039	—
Intercompany expense (income) - net	303	(135)	913	(1,081)	—	—
Income (loss) before income taxes	1,418	257	1,979	2,956	(5,042)	1,568
Income tax expense (benefit)	—	9	24	119	(1)	151
Net income (loss)	1,418	248	1,955	2,837	(5,041)	1,417
Less net loss (income) for noncontrolling interests	—	—	—	(2)	3	1
Net income (loss) attributable to Eaton ordinary shareholders	$1,418	$248	$1,955	$2,835	$(5,038)	$1,418

Other comprehensive income (loss)	$42	$68	$54	$(21)	$(101)	$42
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$1,460	$316	$2,009	$2,814	$(5,139)	$1,460

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$5,263	$5,065	$9,469	$(3,999)	$15,798

Cost of products sold	—	4,123	3,837	6,864	(3,959)	10,865
Selling and administrative expense	6	1,120	539	1,058	—	2,723
Research and development expense	—	202	145	125	—	472
Interest expense (income) - net	—	166	16	(10)	3	175
Other expense (income) - net	—	17	(5)	(39)	—	(27)
Equity in loss (earnings) of subsidiaries, net of tax	(1,698)	(529)	(2,403)	(315)	4,945	—
Intercompany expense (income) - net	245	(362)	1,010	(893)	—	—
Income (loss) before income taxes	1,447	526	1,926	2,679	(4,988)	1,590
Income tax expense (benefit)	—	36	(32)	154	(15)	143
Net income (loss)	1,447	490	1,958	2,525	(4,973)	1,447
Less net loss (income) for noncontrolling interests	—	—	—	(1)	1	—
Net income (loss) attributable to Eaton ordinary shareholders	$1,447	$490	$1,958	$2,524	$(4,972)	$1,447

Other comprehensive income (loss)	$(716)	$39	$(691)	$(875)	$1,527	$(716)
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$731	$529	$1,267	$1,649	$(3,445)	$731

CONDENSED CONSOLIDATING BALANCE SHEETS SEPTEMBER 30, 2016

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Assets
Current assets
Cash	$1	$70	$4	$419	$—	$494
Short-term investments	—	—	—	213	—	213
Accounts receivable - net	—	510	1,072	2,077	—	3,659
Intercompany accounts receivable	2	637	4,149	3,484	(8,272)	—
Inventory	—	365	647	1,395	(79)	2,328
Prepaid expenses and other current assets	—	107	40	219	27	393
Total current assets	3	1,689	5,912	7,807	(8,324)	7,087

Property, plant and equipment - net	—	863	712	1,931	—	3,506

Other noncurrent assets
Goodwill	—	1,355	6,264	5,815	—	13,434
Other intangible assets	—	172	3,481	2,036	—	5,689
Deferred income taxes	—	987	—	231	(806)	412
Investment in subsidiaries	32,690	13,491	72,562	12,194	(130,937)	—
Intercompany loans receivable	—	7,614	2,182	56,101	(65,897)	—
Other assets	—	603	129	377	—	1,109
Total assets	$32,693	$26,774	$91,242	$86,492	$(205,964)	$31,237

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$—	$—	$—	$1	$—	$1
Current portion of long-term debt	—	251	299	—	—	550
Accounts payable	—	415	259	1,116	—	1,790
Intercompany accounts payable	194	3,966	2,982	1,130	(8,272)	—
Accrued compensation	—	85	51	252	—	388
Other current liabilities	1	630	297	939	(1)	1,866
Total current liabilities	195	5,347	3,888	3,438	(8,273)	4,595

Noncurrent liabilities
Long-term debt	—	6,889	971	16	5	7,881
Pension liabilities	—	605	168	759	—	1,532
Other postretirement benefits liabilities	—	237	114	78	—	429
Deferred income taxes	—	—	771	401	(806)	366
Intercompany loans payable	17,094	2,377	44,900	1,526	(65,897)	—
Other noncurrent liabilities	—	344	214	430	—	988
Total noncurrent liabilities	17,094	10,452	47,138	3,210	(66,698)	11,196

Shareholders’ equity
Eaton shareholders' equity	15,404	10,975	40,216	79,807	(130,998)	15,404
Noncontrolling interests	—	—	—	37	5	42
Total equity	15,404	10,975	40,216	79,844	(130,993)	15,446
Total liabilities and equity	$32,693	$26,774	$91,242	$86,492	$(205,964)	$31,237

CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2015

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Assets
Current assets
Cash	$—	$26	$7	$235	$—	$268
Short-term investments	—	—	2	175	—	177
Accounts receivable - net	—	512	1,030	1,937	—	3,479
Intercompany accounts receivable	1	842	3,888	2,928	(7,659)	—
Inventory	—	357	651	1,395	(80)	2,323
Prepaid expenses and other current assets	—	77	40	229	23	369
Total current assets	1	1,814	5,618	6,899	(7,716)	6,616

Property, plant and equipment - net	—	930	750	1,885	—	3,565

Other noncurrent assets
Goodwill	—	1,355	6,264	5,860	—	13,479
Other intangible assets	—	182	3,624	2,208	—	6,014
Deferred income taxes	—	1,016	—	218	(872)	362
Investment in subsidiaries	29,627	12,883	60,139	10,046	(112,695)	—
Intercompany loans receivable	—	8,641	1,573	44,835	(55,049)	—
Other assets	—	492	122	346	—	960
Total assets	$29,628	$27,313	$78,090	$72,297	$(176,332)	$30,996

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$—	$408	$—	$18	$—	$426
Current portion of long-term debt	—	1	240	1	—	242
Accounts payable	—	392	260	1,106	—	1,758
Intercompany accounts payable	219	4,009	2,248	1,183	(7,659)	—
Accrued compensation	—	77	53	236	—	366
Other current liabilities	1	644	318	875	(5)	1,833
Total current liabilities	220	5,531	3,119	3,419	(7,664)	4,625

Noncurrent liabilities
Long-term debt	—	7,053	675	17	1	7,746
Pension liabilities	—	639	165	782	—	1,586
Other postretirement benefits liabilities	—	245	118	77	—	440
Deferred income taxes	—	—	815	447	(872)	390
Intercompany loans payable	14,222	2,962	36,432	1,433	(55,049)	—
Other noncurrent liabilities	—	346	200	432	—	978
Total noncurrent liabilities	14,222	11,245	38,405	3,188	(55,920)	11,140

Shareholders’ equity
Eaton shareholders' equity	15,186	10,537	36,566	65,653	(112,756)	15,186
Noncontrolling interests	—	—	—	37	8	45
Total equity	15,186	10,537	36,566	65,690	(112,748)	15,231
Total liabilities and equity	$29,628	$27,313	$78,090	$72,297	$(176,332)	$30,996

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash provided by (used in) operating activities	$(158)	$(29)	$(283)	$2,384	$—	$1,914

Investing activities
Capital expenditures for property, plant and equipment	—	(62)	(75)	(209)	—	(346)
Cash received from (paid for) acquisitions of businesses, net of cash acquired	—	—	1	—	—	1
Sales (purchases) of short-term investments - net	—	—	2	(31)	—	(29)
Investments in affiliates	(1,250)	—	(120)	(1,370)	2,740	—
Return of investments in affiliates	—	—	47	—	(47)	—
Loans to affiliates	—	(287)	(655)	(6,457)	7,399	—
Repayments of loans from affiliates	—	1,288	—	4,501	(5,789)	—
Other - net	—	—	30	(27)	—	3
Net cash provided by (used in) investing activities	(1,250)	939	(770)	(3,593)	4,303	(371)

Financing activities
Proceeds from borrowings	—	22	611	—	—	633
Payments on borrowings	—	(408)	(240)	(18)	—	(666)
Proceeds from borrowings from affiliates	3,333	2,815	1,051	200	(7,399)	—
Payments on borrowings from affiliates	(637)	(3,453)	(1,658)	(41)	5,789	—
Capital contributions from affiliates	—	—	1,370	1,370	(2,740)	—
Return of capital to affiliates	—	—	—	(47)	47	—
Other intercompany financing activities	—	158	(81)	(77)	—	—
Cash dividends paid	(780)	—	—	—	—	(780)
Exercise of employee stock options	60	—	—	—	—	60
Repurchase of shares	(567)	—	—	—	—	(567)
Excess tax benefit from equity-based compensation	—	—	—	—	—	—
Other - net	—	—	(3)	(2)	—	(5)
Net cash provided by (used in) financing activities	1,409	(866)	1,050	1,385	(4,303)	(1,325)

Effect of currency on cash	—	—	—	8	—	8
Total increase (decrease) in cash	1	44	(3)	184	—	226
Cash at the beginning of the period	—	26	7	235	—	268
Cash at the end of the period	$1	$70	$4	$419	$—	$494

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash provided by (used in) operating activities	$(85)	$(93)	$(23)	$1,830	$—	$1,629

Investing activities
Capital expenditures for property, plant and equipment	—	(68)	(100)	(200)	—	(368)
Cash received from (paid for) acquisitions of businesses, net of cash acquired	—	—	—	(38)	—	(38)
Sales (purchases) of short-term investments - net	—	—	—	76	—	76
Investments in affiliates	(1,482)	—	(1,176)	(1,482)	4,140	—
Loans to affiliates	—	(307)	(39)	(7,638)	7,984	—
Repayments of loans from affiliates	—	306	58	5,514	(5,878)	—
Proceeds from sale of businesses	—	—	—	1	—	1
Other - net	—	(41)	33	(36)	—	(44)
Net cash provided by (used in) investing activities	(1,482)	(110)	(1,224)	(3,803)	6,246	(373)

Financing activities
Proceeds from borrowings	—	—	—	1	—	1
Payments on borrowings	—	(102)	(301)	(2)	—	(405)
Proceeds from borrowings from affiliates	2,783	4,577	581	43	(7,984)	—
Payments on borrowings from affiliates	(40)	(4,617)	(1,160)	(61)	5,878	—
Capital contributions from affiliates	—	1,176	1,482	1,482	(4,140)	—
Other intercompany financing activities	—	(859)	644	215	—	—
Cash dividends paid	(771)	—	—	—	—	(771)
Exercise of employee stock options	48	—	—	—	—	48
Repurchase of shares	(454)	—	—	—	—	(454)
Other - net	—	—	—	(8)	—	(8)
Net cash provided by (used in) financing activities	1,566	175	1,246	1,670	(6,246)	(1,589)

Effect of currency on cash	—	—	—	(30)	—	(30)
Total increase (decrease) in cash	(1)	(28)	(1)	(333)	—	(363)
Cash at the beginning of the period	1	173	13	594	—	781
Cash at the end of the period	$—	$145	$12	$261	$—	$418

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Amounts are in millions of dollars or shares unless indicated otherwise (per share data assume dilution).

COMPANY OVERVIEW
Eaton Corporation plc (Eaton or the Company) is a power management company with 2015 net sales of $20.9 billion. The Company provides energy-efficient solutions that help its customers effectively manage electrical, hydraulic, and mechanical power more efficiently, safely, and sustainably. Eaton has approximately 95,000 employees in over 60 countries and sells products to customers in more than 175 countries.
Summary of Results of Operations
A summary of Eaton’s Net sales, Net income attributable to Eaton ordinary shareholders, and Net income per share attributable to Eaton ordinary shareholders - diluted follows:

	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015
Net sales	$4,987	$5,203	$14,880	$15,798
Net income attributable to Eaton ordinary shareholders	523	446	1,418	1,447
Net income per share attributable to Eaton ordinary shareholders - diluted	$1.15	$0.96	$3.09	$3.09
During 2015, Eaton announced a multi-year restructuring initiative to reduce its cost structure and gain efficiencies in all business segments and at corporate in order to respond to declining market conditions. Restructuring charges in the third quarter and first nine months of 2016 were $23 and $121, respectively, and were $113 and $127 in 2015, respectively. These charges were primarily comprised of severance costs. Restructuring charges are anticipated to be $145 in 2016 and $180 in 2017. The projected annualized savings from these restructuring actions are expected to be $508, when fully realized in 2018.

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

Consolidated Financial Results

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Decrease
	2016	2015		2016	2015
Net sales	$4,987	$5,203	(4)%	$14,880	$15,798	(6)%
Gross profit	1,616	1,606	1%	4,799	4,933	(3)%
Percent of net sales	32.4%	30.9%		32.3%	31.2%
Income before income taxes	573	487	18%	1,568	1,590	(1)%
Net income	522	445	17%	1,417	1,447	(2)%
Less net loss for noncontrolling interests	1	1		1	—
Net income attributable to Eaton ordinary shareholders	523	446	17%	1,418	1,447	(2)%
Excluding acquisition integration charges, after-tax (Note 3)	1	7		2	22
Operating earnings	$524	$453	16%	$1,420	$1,469	(3)%

Net income per share attributable to Eaton ordinary shareholders - diluted	$1.15	$0.96	20%	$3.09	$3.09	—%
Excluding per share impact of acquisition integration charges, after-tax (Note 3)	—	0.01		—	0.05
Operating earnings per ordinary share	$1.15	$0.97	19%	$3.09	$3.14	(2)%
Net Sales
Net sales decreased 4% in the third quarter of 2016 compared to the third quarter of 2015 due to a decrease of 3% in organic sales and a decrease of 1% from the impact of negative currency translation. Net sales decreased 6% in the first nine months of 2016 compared to the first nine months of 2015 due to a decrease of 4% in organic sales and a 2% decrease from the impact of negative currency translation. The decrease in organic sales in the third quarter and first nine months of 2016 was primarily due to weakening demand in several of the Company's end markets.
Gross Profit
Gross profit margin increased from 30.9% in the third quarter of 2015 to 32.4% in the third quarter of 2016. The increase in gross profit margin in the third quarter of 2016 was primarily due to savings from restructuring actions, other cost control measures and lower restructuring charges, partially offset by lower sales volumes and unfavorable product mix. Gross profit margin increased from 31.2% in the first nine months of 2015 compared to 32.3% in the first nine months of 2016. The increase in gross profit margin in the first nine months of 2016 was primarily due to savings from restructuring actions and other cost control measures, partially offset by lower sales volumes and unfavorable product mix.
Income Taxes
The effective income tax rate for the third quarter and first nine months of 2016 was expense of 9%, and 10%, respectively, compared to an expense of 9% for the third quarter and first nine months of 2015. The increase in the effective tax rate in the first nine months of 2016 was primarily due to more income earned in higher tax jurisdictions.
Net Income
Net income attributable to Eaton ordinary shareholders of $523 in the third quarter of 2016 increased 17% compared to Net income attributable to Eaton ordinary shareholders of $446 in the third quarter of 2015. The increase in the third quarter of 2016 was primarily due to savings from restructuring actions, other cost control measures, lower restructuring charges, and a decrease in pension and other postretirement benefits expense, partially offset by lower sales volumes and unfavorable product mix. Net income attributable to Eaton ordinary shareholders in the first nine months of 2016 was $1,418 a decrease of 2% compared to $1,447 in the first nine months of 2015. The decrease in the first nine months of 2016 was primarily due to lower sales volumes and unfavorable product mix, partially offset by savings from restructuring actions, other cost control measures, and a decrease in pension and other postretirement benefits expense.

Net income per ordinary share increased to $1.15 in the third quarter of 2016 compared to $0.96 in the third quarter of 2015. The increase in Net income per ordinary share in the third quarter of 2016 was due to higher Net income attributable to Eaton ordinary shareholders and the Company's share repurchases over the past year. Net income per ordinary share was flat at $3.09 in the first nine months of 2016 compared to the first nine months 2015 due to lower Net income attributable to Eaton ordinary shareholders offset by the impact of the Company's share repurchases over the past year.
Operating Earnings
Operating earnings of $524 in the third quarter of 2016 increased 16% compared to Operating earnings of $453 in the third quarter of 2015. The increase in Operating earnings in the third quarter of 2016 was primarily due to higher Net income attributable to Eaton ordinary shareholders, partially offset by lower acquisition integration charges. Operating earnings in the first nine months of 2016 was $1,420, a decrease of 3% compared to $1,469 in the first nine months of 2015. The decrease in Operating earnings in the first nine months of 2016 was primarily due to lower Net income attributable to Eaton ordinary shareholders and lower acquisition integration charges.
Operating earnings per ordinary share increased to $1.15 in the third quarter of 2016 compared to $0.97 in the third quarter of 2015. The increase in Operating earnings per ordinary share in the third quarter of 2016 was due to higher Operating earnings and the impact of the Company's share repurchases over the past year. Operating earnings per ordinary share decreased to $3.09 in the first nine months of 2016 compared to $3.14 in the first nine months of 2015. The decrease in Operating earnings per ordinary share in the first nine months of 2016 was due to lower Operating earnings, partially offset by the impact of the Company's share repurchases over the past year.
Business Segment Results of Operations
The following is a discussion of Net sales, operating profit and operating margin by business segment, which includes a discussion of operating profit and operating profit margin before acquisition integration charges. For additional information related to acquisition integration charges, see Note 3 to the Condensed Consolidated Financial Statements.
Electrical Products

	Three months ended September 30		Increase	Nine months ended September 30		Increase
	2016	2015		2016	2015
Net sales	$1,767	$1,771	—%	$5,231	$5,246	—%

Operating profit	$331	$322	3%	$924	$858	8%
Operating margin	18.7%	18.2%		17.7%	16.4%

Acquisition integration charges	$1	$5		$2	$17

Before acquisition integration charges
Operating profit	$332	$327	2%	$926	$875	6%
Operating margin	18.8%	18.5%		17.7%	16.7%
Net sales were broadly flat in the third quarter of 2016 compared to the third quarter of 2015, with an increase of 1% from the acquisitions of businesses offset by a decrease of 1% from the impact of negative currency translation. Net sales were also generally flat in the first nine months of 2016 compared to the first nine months of 2015, with an increase of 1% in organic sales offset by a decrease of 1% from the impact of negative currency translation. By region, organic sales grew in the first nine months of 2016 in the Americas and Europe, while sales declined in Asia Pacific.
Operating margin increased from 18.2% in the third quarter of 2015 to 18.7% in the third quarter of 2016. The increase in operating margin in the third quarter 2016 was primarily due to savings from restructuring actions and lower restructuring charges. Operating margin increased from 16.4% in the first nine months of 2015 to 17.7% in first nine months of 2016. The increase in operating margin in the first nine months of 2016 was primarily due to savings from restructuring actions and other cost control measures, partially offset by higher restructuring charges and unfavorable product mix.
Operating margin before acquisition integration charges increased from 18.5% in the third quarter of 2015 to 18.8% in the third quarter of 2016. The increase in operating margin before acquisition integration charges in the third quarter 2016 was primarily due to an increase in operating margin, partially offset by lower acquisition integration charges. Operating margin before acquisition integration charges increased from 16.7% in the first nine months of 2015 to 17.7% in first nine months of 2016. The increase in operating margin before acquisition integration charges in the first nine months of 2016 was primarily due to an increase in operating margin, partially offset by lower acquisition integration charges.

Electrical Systems and Services

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Decrease
	2016	2015		2016	2015
Net sales	$1,436	$1,487	(3)%	$4,207	$4,437	(5)%

Operating profit	$197	$164	20%	$534	$573	(7)%
Operating margin	13.7%	11.0%		12.7%	12.9%

Acquisition integration charges	$—	$3		$1	$10

Before acquisition integration charges
Operating profit	$197	$167	18%	$535	$583	(8)%
Operating margin	13.7%	11.2%		12.7%	13.1%
Net sales decreased 3% in the third quarter of 2016 compared to the third quarter of 2015 due to a decrease of 2% in organic sales and a decrease of 1% from the impact of negative currency translation. Net sales decreased 5% in the first nine months of 2016 compared to the first nine months 2015 due to a decrease of 3% in organic sales and decrease of 2% from the impact of negative currency translation. The organic sales decline during the third quarter and first nine months of 2016 was primarily due to weakness in oil and gas markets and industrial projects.
Operating margin increased from 11.0% in the third quarter of 2015 to 13.7% in the third quarter of 2016. The increase in operating margin in the third quarter of 2016 was primarily due to savings from restructuring actions, other cost control measures and lower restructuring charges, partially offset by lower sales volumes and unfavorable product mix. Operating margin decreased from 12.9% in the first nine months of 2015 to 12.7% in the first nine months of 2016. The decrease in operating margin in the first nine months of 2016 was primarily due to lower sales volumes and unfavorable product mix, partially offset by savings from restructuring actions and other cost control measures.
Operating margin before acquisition integration charges increased from 11.2% in the third quarter of 2015 to 13.7% in the third quarter of 2016. The increase in operating margin before acquisition integration charges in the third quarter of 2016 was primarily due to an increase in operating margin, partially offset by lower acquisition integration charges. Operating margin before acquisition integration charges decreased from 13.1% in the first nine months of 2015 to 12.7% in the first nine months of 2016. The decrease in operating margin before acquisition integration charges in the first nine months of 2016 was primarily due to a decrease in operating margin and lower acquisition integration charges.

Hydraulics

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Decrease
	2016	2015		2016	2015
Net sales	$562	$599	(6)%	$1,702	$1,907	(11)%

Operating profit	$61	$44	39%	$161	$184	(13)%
Operating margin	10.9%	7.3%		9.5%	9.6%

Acquisition integration charges	$—	$—		$—	$2

Before acquisition integration charges
Operating profit	$61	$44	39%	$161	$186	(13)%
Operating margin	10.9%	7.3%		9.5%	9.8%
Net sales decreased 6% in the third quarter of 2016 compared to the third quarter of 2015 due to a decrease in organic sales. Net sales decreased 11% for the first nine months of 2016 compared to the first nine months of 2015 due to a decrease of 10% in organic sales and a decrease of 1% from the impact of negative currency translation. The decline in organic sales in the third quarter and first nine months of 2016 were primarily due to continued weakness in both the mobile and industrial markets.

Operating margin increased from 7.3% in the third quarter of 2015 to 10.9% in the third quarter of 2016. The increase in operating margin in the third quarter of 2016 was primarily due to savings from restructuring actions, other cost control measures and lower restructuring charges, partially offset by lower sales volumes. Operating margin decreased from 9.6% in the first nine months of 2015 to 9.5% in the first nine months of 2016. The decrease in operating margin in the first nine months of 2016 was primarily due to lower sales volumes and higher restructuring costs, partially offset by savings from restructuring actions and other cost control measures.
Operating margin before acquisition integration charges decreased from 9.8% in the first nine months of 2015 to 9.5% in the first nine months of 2016. The decrease in operating margin in the first nine months of 2016 was primarily due to a decrease in operating margin and lower acquisition integration charges.
Aerospace

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
	2016	2015		2016	2015
Net sales	$436	$449	(3)%	$1,328	$1,367	(3)%

Operating profit	$88	$79	11%	$251	$233	8%
Operating margin	20.2%	17.6%		18.9%	17.0%
Net sales in the third quarter of 2016 decreased 3% compared to the third quarter of 2015 due to a 3% impact from negative currency translation. Net sales decreased 3% in the first nine months of 2016 compared to the first nine months of 2015 due to a decrease of 2% from the impact of negative currency translation and a decrease of 1% in organic sales. The decline in organic sales in the first nine months of 2016 primarily related to a decrease in military OEM markets, partially offset by growth in commercial markets.
Operating margin increased in the third quarter from 17.6% in 2015 to 20.2% in 2016, and in the first nine months from 17.0% in 2015 to 18.9% in 2016. The increase in operating margin in the third quarter of 2016 was due to savings from restructuring actions, other cost control measures and lower restructuring charges. The increase in operating margin in the first nine months of 2016 was due to savings from restructuring actions, other cost control measures and reduced program development spending.
Vehicle

	Three months ended September 30		Decrease	Nine months ended September 30		Decrease
	2016	2015		2016	2015
Net sales	$786	$897	(12)%	$2,412	$2,841	(15)%

Operating profit	$122	$136	(10)%	$377	$490	(23)%
Operating margin	15.5%	15.2%		15.6%	17.2%
Net sales decreased 12% in the third quarter of 2016 compared to the third quarter of 2015 due to a 12% decline in organic sales. The decline in organic sales in the third quarter of 2016 was primarily due to weakness in the North American Class 8 truck market. Net sales decreased 15% in the first nine months of 2016 compared to the first nine months of 2015 due to a decrease of 13% in organic sales and a decrease of 2% from the impact of negative currency translation. The decline in organic sales in the first nine months of 2016 was primarily due to the lower North American Class 8 truck market.
Operating margin increased from 15.2% in the third quarter of 2015 to 15.5% in the third quarter of 2016. The increase in the third quarter of 2016 was primarily the result of savings from restructuring actions, other cost control measures, lower restructuring charges and manufacturing efficiencies, partially offset by lower sales volumes and unfavorable product mix. Operating margin decreased from 17.2% in the first nine months of 2015 to 15.6% in the first nine months of 2016. The decrease in the first nine months of 2016 was primarily due to lower sales volumes, partially offset by savings from restructuring actions and lower restructuring charges.

Corporate Expense

	Three months ended September 30		Decrease	Nine months ended September 30		Decrease
	2016	2015		2016	2015
Amortization of intangible assets	$99	$102	(3)%	$297	$306	(3)%
Interest expense - net	59	59	—%	173	175	(1)%
Pension and other postretirement benefits expense	18	38	(53)%	45	99	(55)%
Other corporate expense - net	50	59	(15)%	164	168	(2)%
Total corporate expense	$226	$258	(12)%	$679	$748	(9)%
Total corporate expense decreased 12% from $258 in the third quarter of 2015 to $226 in the third quarter of 2016. Total corporate expense decreased 9% from $748 in the first nine months of 2015 to $679 in the first nine months of 2016. The decrease in Total corporate expense for the third quarter and first nine months 2016 was primarily due to a decrease in pension and other postretirement benefits expense resulting from a change to the spot rate approach for measuring service and interest costs, higher discount rates, and updated mortality tables.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Financial Condition and Liquidity
Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk. The Company maintains access to the commercial paper markets through a commercial paper program, which is supported by credit facilities in the aggregate principal amount of $2,000. On October 14, 2016, Eaton refinanced a $750, five-year revolving credit facility with a $750, five-year revolving credit facility that will expire October 14, 2021. Eaton also maintains a $500, four-year revolving credit facility that will expire on October 3, 2018 and a $750, five-year credit facility that will expire October 3, 2019. This refinancing maintains long-term revolving credit facilities at a total of $2,000. There were no borrowings outstanding under these revolving credit facilities at September 30, 2016 or October 14, 2016. Over the course of a year, cash, short-term investments and short-term debt may fluctuate in order to manage global liquidity. Eaton believes its operating flexibility, cash flow, cash and short-term investment balances, and access to capital markets are substantially in excess of the liquidity necessary to meet future operating needs of the business as well as scheduled payments of long-term debt.
On September 20, 2016, a subsidiary of Eaton issued Euro denominated notes (Euro Notes) with a face value of €550 ($615 based on the September 20, 2016 spot rate), in accordance with Regulation S promulgated under the Securities Act of 1933, as amended. The Euro Notes mature in 2024 with interest payable annually at a rate of 0.75%. The issuer received proceeds totaling €544 ($609 based on the September 20, 2016 spot rate) from the issuance, net of financing costs and discounts.
Eaton was in compliance with each of its debt covenants for all periods presented.
Sources and Uses of Cash
Operating Cash Flow
Net cash provided by operating activities was $1,914 in the first nine months of 2016, an increase of $285 in the source of cash compared to $1,629 in the first nine months of 2015. The increase in net cash provided by operating activities in the first nine months of 2016 was driven by lower pension contributions.
Investing Cash Flow
Net cash used in investing activities was $371 in the first nine months of 2016, a decrease of $2 in the use of cash compared to $373 in the first nine months of 2015. The slight decrease was primarily driven by no business acquisitions completed in 2016 and lower capital expenditures in 2016 compared to 2015, offset by purchases of short-term investments of $29 in 2016 compared to sales of $76 in 2015.
Financing Cash Flow
Net cash used in financing activities was $1,325 in the first nine months of 2016, a decrease of $264 in the use of cash compared to $1,589 in the first nine months of 2015. The decrease in the use of cash was due to an increase in proceeds from borrowings, which totaled $633 in 2016, partially offset by an increase of $261 in payments on borrowings and an increase of $113 in share repurchases in 2016 compared to 2015.

FORWARD-LOOKING STATEMENTS
This Form 10-Q Report contains forward-looking statements concerning share repurchases, litigation developments, and the charges and benefits of restructuring actions, among other matters. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to Eaton, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside Eaton’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for the Company’s business segments; unanticipated downturns in business relationships with customers or their purchases from us; the availability of credit to customers and suppliers; competitive pressures on sales and pricing; unanticipated changes in the cost of material and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions or unexpected developments in any such pending proceedings; strikes or other labor unrest; the impact of acquisitions and divestitures; unanticipated difficulties integrating acquisitions; new laws and governmental regulations; interest rate changes; tax rate changes or exposure to additional income tax liability; stock market and currency fluctuations; war, civil or political unrest or terrorism; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in exposures to market risk since December 31, 2015.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures - Pursuant to SEC Rule 13a-15, an evaluation was performed under the supervision and with the participation of Eaton’s management, including Craig Arnold - Principal Executive Officer; and Richard H. Fearon - Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, management concluded that Eaton’s disclosure controls and procedures were effective as of September 30, 2016.
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
During the third quarter of 2016, there was no change in Eaton's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
Information regarding the Company's current legal proceedings is presented in Note 8 of the Notes to the Condensed Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS.
“Item 1A. Risk Factors” in Eaton's 2015 Form 10-K includes a discussion of the Company's risk factors. There have been no material changes from the risk factors described in the 2015 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c) Issuer's Purchases of Equity Securities
During the third quarter of 2016, 3.7 million ordinary shares were repurchased in the open market at a total cost of $243. These shares were repurchased under the program approved by the Board on February 24, 2016. A summary of the shares repurchased in the third quarter of 2016 follows:

Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
August	2,692,932	$67.24	2,692,932	$2,077
September	966,203	$63.90	966,203	$2,015
Total	3,659,135	$66.36	3,659,135

ITEM 6.	EXHIBITS.
Exhibits — See Exhibit Index attached.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON CORPORATION plc
Registrant

Date:	November 1, 2016	By:	/s/ Richard H. Fearon
Richard H. Fearon
Principal Financial Officer
(On behalf of the registrant and as Principal Financial Officer)

Eaton Corporation plc
Third Quarter 2016 Report on Form 10-Q
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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the three months ended September 30, 2016 and 2015, (ii) Consolidated Statements of Comprehensive Income for the three months ended September 30, 2016 and 2015, (iii) Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 and (v) Notes to Condensed Consolidated Financial Statements for the nine months ended September 30, 2016.