Form 10-K
period 2016-12-31
Eaton Corp plc
filed 2017-02-22
CIK 1551182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended December 31, 2016
Commission file number 000-54863

EATON CORPORATION plc
(Exact name of registrant as specified in its charter)

Ireland	98-1059235
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Eaton House, 30 Pembroke Road, Dublin 4, Ireland	D04 Y0C2
(Address of principal executive offices)	(Zip code)

+353 1637 2900
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary Shares ($0.01 par value)	The New York Stock Exchange
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of Ordinary Shares held by non-affiliates of the registrant as of June 30, 2016 was $27.2 billion.
As of January 31, 2017, there were 449.7 million Ordinary Shares outstanding.
Documents Incorporated By Reference
Portions of the Proxy Statement for the 2017 annual shareholders meeting are incorporated by reference into Part III.

Part I

Item 1. Business.
Eaton Corporation plc (Eaton or the Company) is a power management company with 2016 net sales of $19.7 billion. The Company provides energy-efficient solutions that help its customers effectively manage electrical, hydraulic and mechanical power more efficiently, safely and sustainably. Eaton has approximately 95,000 employees in over 60 countries and sells products to customers in more than 175 countries.
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
Electrical Products and Electrical Systems and Services
Principal methods of competition in these segments are performance of products and systems, technology, customer service and support, and price. Eaton has a strong competitive position in these segments and, with respect to many products, is considered among the market leaders. In normal economic cycles, sales of these segments are historically lower in the first quarter and higher in the third and fourth quarters of a year. In 2016, 16% of these segments' sales were made to seven large distributors of electrical products and electrical systems and services.
Hydraulics
Principal methods of competition in this segment are product performance, geographic coverage, service, and price. Eaton has a strong competitive position in this segment and, with respect to many products, is considered among the market leaders. Sales of this segment are historically higher in the first and second quarters and lower in the third and fourth quarters of the year. In 2016, 11% of this segment's sales were made to three large original equipment manufacturers or distributors of agricultural, construction, and industrial equipment and parts.
Aerospace
Principal methods of competition in this segment are total cost of ownership, product and system performance, quality, design engineering capabilities, and timely delivery. Eaton has a strong competitive position in this segment and, with respect to many products and platforms, is considered among the market leaders. In 2016, 29% of this segment's sales were made to three large original equipment manufacturers of aircraft.
Vehicle
Principal methods of competition in this segment are product performance, technology, global service, and price. Eaton has a strong competitive position in this segment and, with respect to many products, is considered among the market leaders. In 2016, 68% of this segment's sales were made to nine large original equipment manufacturers of vehicles and related components.
Information Concerning Eaton's Business in General
Raw Materials
Eaton's major requirements for raw materials include iron, steel, copper, nickel, aluminum, brass, tin, silver, lead, molybdenum, titanium, vanadium, rubber, plastic, electronic components, insulating materials and fluids. Materials are purchased in various forms, such as extrusions, castings, powder metal, metal sheets and strips, forging billets, bar stock, and plastic pellets. Raw materials, as well as parts and other components, are purchased from many suppliers. Under normal circumstances, the Company has no difficulty obtaining its raw materials. In 2016, Eaton maintained appropriate levels of inventory to prevent shortages and did not experience any availability constraints.

Patents and Trademarks
Eaton considers its intellectual property, including without limitation patents, trade names, domain names, trademarks, confidential information, and trade secrets to be of significant value to its business as a whole. The Company's products are manufactured, marketed and sold under a portfolio of patents, trademarks, licenses, and other forms of intellectual property, some of which expire or are allowed to lapse at various dates in the future. Eaton develops and acquires new intellectual property on an ongoing basis and considers all of its intellectual property to be valuable. Based on the broad scope of the Company's product lines, management believes that the loss or expiration of any single intellectual property right would not have a material effect on Eaton's consolidated financial statements or its business segments. The Company's policy is to file applications and obtain patents for the majority of its novel and innovative new products including product modifications and improvements.
Order Backlog
A significant portion of open orders placed with Eaton are by original equipment manufacturers or distributors. These open orders are not considered firm as they have been historically subject to month-to-month releases by customers. In measuring backlog orders, only the amount of orders to which customers are firmly committed are included. Using this criterion, total backlog at December 31, 2016 and 2015 was approximately $4.0 billion and $4.1 billion, respectively. Backlog should not be relied upon as being indicative of results of operations for future periods.
Research and Development
Research and development expenses for new products and improvement of existing products in 2016, 2015 and 2014 were $589 million, $625 million, and $647 million, respectively. Over the past five years, the Company has invested approximately $2.9 billion in research and development.
Environmental Contingencies
Operations of the Company involve the use and disposal of certain substances regulated under environmental protection laws. Eaton continues to modify processes on an ongoing, regular basis in order to reduce the impact on the environment, including the reduction or elimination of certain chemicals used in, and wastes generated from, operations. Compliance with laws that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, are not expected to have a material adverse effect upon earnings or the competitive position of the Company. Eaton's estimated capital expenditures for environmental control facilities are not expected to be material for 2017 and 2018. Information regarding the Company's liabilities related to environmental matters is presented in Note 8 of the Notes to the Consolidated Financial Statements.

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
Eaton is subject to income taxes in many jurisdictions around the world. Income tax liabilities are subject to the allocation of income among various tax jurisdictions. The Company's effective tax rate could be affected by changes in the mix among earnings in countries with differing statutory tax rates, changes in the valuation allowance of deferred tax assets, or changes in tax laws. With the Administration change in the United States, tax reform is anticipated. It is uncertain what, if any, impact this reform may have to Eaton since proposals have not been reduced to legislative language at this time. The amount of income taxes paid is subject to ongoing audits by tax authorities in the countries in which Eaton operates. If these audits result in assessments different from amounts reserved, future financial results may include unfavorable adjustments to the Company's tax liabilities.
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
Additionally, existing free trade laws and regulations, such as the North American Free Trade Agreement, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products could have an impact on our business and financial results.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Eaton's principal executive offices are located at Eaton House, 30 Pembroke Road, Dublin 4, Ireland D04 Y0C2. The Company maintains manufacturing facilities at 330 locations in 42 countries. The Company is a lessee under a number of operating leases for certain real properties and equipment, none of which is material to its operations. Management believes that the existing manufacturing facilities are adequate for its operations and that the facilities are maintained in good condition.

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

Part II

Item 5. Market for the Registrant's Ordinary Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company's ordinary shares are listed for trading on the New York Stock Exchange. At December 31, 2016, there were 17,627 holders of record of the Company's ordinary shares. Additionally, 21,235 current and former employees were shareholders through participation in the Eaton Savings Plan (ESP), Eaton Personal Investment Plan (EPIP), and the Eaton Puerto Rico Retirement Savings Plan.
Information regarding cash dividends paid, and the high and low market price per ordinary share, for each quarter in 2016 and 2015 is presented in “Quarterly Data” of this Form 10-K. Information regarding equity-based compensation plans required by Regulation S-K Item 201(d) is provided in Item 12 of this Form 10-K Report.
Irish Taxes Applicable to Dividends
In certain circumstances, Eaton will be required to deduct Irish dividend withholding tax (currently at the rate of 20%) from dividends paid to its shareholders. In the majority of cases, however, shareholders resident in the U.S. will not be subject to Irish withholding tax, and shareholders resident in a number of other countries will not be subject to Irish withholding tax provided that they complete certain Irish tax forms. Effective January 1, 2018, shareholders that reside in the US who hold their shares outside of a Depository Trust Company will be subject to Irish withholding tax on dividends unless they complete certain Irish tax forms.
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
Issuer's Purchases of Equity Securities
During the fourth quarter of 2016, 2.6 million ordinary shares were repurchased in the open market at a total cost of $163 million. These shares were repurchased under the program approved by the Board on February 24, 2016. A summary of the shares repurchased in the fourth quarter of 2016 follows:

Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
October	—	$—	—	$2,015
November	2,635,546	$61.63	2,635,546	$1,853
December	—	$—	—	$1,853
Total	2,635,546	$—	2,635,546

Item 6. Selected Financial Data.
Information regarding selected financial data is presented in the “Five-Year Consolidated Financial Summary” of this Form 10-K.

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
Information regarding selected quarterly financial information for 2016 and 2015 is presented in “Quarterly Data” of this Form 10-K.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures - Pursuant to SEC Rule 13a-15, an evaluation was performed under the supervision and with the participation of Eaton's management, including Craig Arnold - Principal Executive Officer; and Richard H. Fearon - Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, Eaton's management concluded that the Company's disclosure controls and procedures were effective as of December 31, 2016.
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
“Report of Independent Registered Public Accounting Firm” relating to internal control over financial reporting as of December 31, 2016 is included in Item 15 of this Form 10-K.
During the fourth quarter of 2016, there was no change in Eaton's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Item 9B. Other Information.
Disclosure Pursuant to Section 13(r) of the Exchange Act
Set forth below is a description of all matters reported by us pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act. Concurrently with the filing of this Annual Report, we are filing a notice pursuant to Section 13(r) of the Exchange Act that such matters have been disclosed in this Annual Report.
During the fourth quarter, we engaged in one transaction requiring disclosure under Section 13(r). On October 23, 2016, our wholly-owned non-U.S. subsidiary sold a plastic panel board to Pars Petrochemical Company, which is owned by the government of Iran. We received total net revenue of approximately 1,311 Euros and realized net profits of approximately 392 Euros from the sale (approximately $1,426 and $426, respectively, at the exchange rates for U.S. dollars at the date of the sale transactions). One or more of our non-U.S. subsidiaries intend to continue doing business in Iran under General License H in compliance with U.S. economic sanctions and export control laws, though the Company has no assets or employees in Iran.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.
Information required with respect to the directors of the Company is set forth under the caption “Election of Directors” in the Company's definitive Proxy Statement to be filed on or about March 17, 2017, and is incorporated by reference.
A listing of executive officers, their ages, positions and offices held over the past five years, as of February 1, 2017, follows:

Name	Age	Position (Date elected to position)
Craig Arnold	56	Chairman of Eaton Corporation plc (June 1, 2016 - present)
		Chief Executive Officer of Eaton Corporation (June 1, 2016 - present)
		Director of Eaton Corporation plc (September 1, 2015 - present)
		President and Chief Operating Officer of Eaton Corporation
		(September 1, 2015 - May 31, 2016)
		Vice Chairman and Chief Operating Officer - Industrial Sector of Eaton Corporation
		(February 1, 2009 - August 31, 2015)

Richard H. Fearon	60	Director of Eaton Corporation plc (September 1, 2015 - present)
		Vice Chairman and Chief Financial and Planning Officer of Eaton Corporation
		(April 24, 2002 - present)

Revathi Advaithi	49	Chief Operating Officer - Electrical Sector of Eaton Corporation
		(September 1, 2015 - present)
		President of Electrical Sector, Americas of Eaton Corporation
		(April 1, 2012 - August 31, 2015)
		President, Electrical Sector, Asia Pacific of Eaton Corporation (July 1, 2009 - March 31, 2012)

Uday Yadav	53	Chief Operating Officer - Industrial Sector of Eaton Corporation
		(September 1, 2015 - present)
		President of Aerospace Group of Eaton Corporation (August 1, 2012 - August 31, 2015)
		Executive Vice President, Eaton Business System (January 1, 2010 - July 31, 2012)

Cynthia K. Brabander	55	Executive Vice President and Chief Human Resources Officer of Eaton Corporation
		(March 1, 2012 - present)

Mark M. McGuire	59	Executive Vice President and General Counsel of Eaton Corporation
		(December 1, 2005 - present)

Thomas E. Moran	52	Senior Vice President and Secretary of Eaton Corporation plc (November 27, 2012 - present)
		Senior Vice President and Secretary of Eaton Corporation (October 1, 2008 - January 1, 2013)

Ken D. Semelsberger	55	Senior Vice President and Controller of Eaton Corporation (November 1, 2013 - present)
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
Information required with respect to compliance with Section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting” in the Company's definitive Proxy Statement to be filed on or about March 17, 2017, and is incorporated by reference.

The Company has adopted a Code of Ethics, which applies to the directors, officers and employees worldwide. This document is available on the Company's website at http://www.eaton.com.
There were no changes during the fourth quarter 2016 to the procedures by which security holders may recommend nominees to the Company's Board of Directors.
Information related to the Audit Committee, and members of the Committee who are financial experts, is set forth under the caption “Board Committees - Audit Committee” in the definitive Proxy Statement to be filed on or about March 17, 2017, and is incorporated by reference.

Item 11. Executive Compensation.
Information required with respect to executive compensation is set forth under the caption “Compensation Discussion and Analysis” in the Company's definitive Proxy Statement to be filed on or about March 17, 2017, and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required with respect to securities authorized for issuance under equity-based compensation plans is set forth under the caption “Equity Compensation Plans” in the Company's definitive Proxy Statement to be filed on or about March 17, 2017, and is incorporated by reference.
Information required with respect to security ownership of certain beneficial owners, is set forth under the caption “Share Ownership Tables” in the Company's definitive Proxy Statement to be filed on or about March 17, 2017, and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required with respect to certain relationships and related transactions is set forth under the caption “Review of Related Person Transactions” in the Company's definitive Proxy Statement to be filed on or about March 17, 2017, and is incorporated by reference.
Information required with respect to director independence is set forth under the caption “Director Independence” in the Company's definitive Proxy Statement to be filed on or about March 17, 2017, and is incorporated by reference.

Item 14. Principal Accounting Fees and Services.
Information required with respect to principal accountant fees and services is set forth under the caption “Audit Committee Report” in the Company's definitive Proxy Statement to be filed on or about March 17, 2017, and is incorporated by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	(1) The reports of the independent registered public accounting firm, consolidated financial statements and notes to consolidated financial statements are included in Item 8 above:
Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Income - Years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income - Years ended December 31, 2016, 2015 and 2014
Consolidated Balance Sheets - December 31, 2016 and 2015
Consolidated Statements of Cash Flows - Years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Shareholders' Equity - Years ended December 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements

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

Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON CORPORATION plc
Registrant

Date:	February 22, 2017	By:	/s/ Richard H. Fearon
Richard H. Fearon
(On behalf of the registrant and as Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
Date: February 22, 2017

Signature	Title

*		/s/ Richard H. Fearon
Craig Arnold	Chairman, Principal Executive Officer; Director	Richard H. Fearon	Principal Financial Officer, Director

/s/ Ken D. Semelsberger		*
Ken D. Semelsberger	Principal Accounting Officer	Todd M. Bluedorn	Director

*		*
Christopher M. Connor	Director	Michael J. Critelli	Director

*		*
Charles E. Golden	Director	Linda A. Hill	Director

*		*
Arthur E. Johnson	Director	Deborah L. McCoy	Director

/s/ Gregory R. Page		*
Gregory R. Page	Director	Sandra Pianalto	Director

*		*
Gerald B. Smith	Director	Dorothy C. Thompson	Director

*By	/s/ Richard H. Fearon
Richard H. Fearon, Attorney-in-Fact for the officers and directors signing in the capacities indicated

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Eaton Corporation plc
We have audited the accompanying consolidated balance sheets of Eaton Corporation plc (“the Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 22, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
February 22, 2017

MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

We have prepared the accompanying consolidated financial statements and related information of Eaton Corporation plc ("Eaton") included herein for the three years ended December 31, 2016. The primary responsibility for the integrity of the financial information included in this annual report rests with management. The financial information included in this annual report has been prepared in accordance with accounting principles generally accepted in the United States based on our best estimates and judgments and giving due consideration to materiality. The opinion of Ernst & Young LLP, Eaton's independent registered public accounting firm, on those financial statements is included herein.
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

/s/ Craig Arnold	/s/ Richard H. Fearon	/s/ Ken D. Semelsberger
Principal Executive Officer	Principal Financial Officer	Principal Accounting Officer

February 22, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Eaton Corporation plc

We have audited Eaton Corporation plc’s (“the Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 22, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio
February 22, 2017

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Eaton Corporation plc ("Eaton") is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act rules 13a-15(f)).
Under the supervision and with the participation of Eaton's management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. In conducting this evaluation, we used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework). Based on this evaluation under the framework referred to above, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2016.
The independent registered public accounting firm Ernst & Young LLP has issued an audit report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. This report is included herein.

/s/ Craig Arnold	/s/ Richard H. Fearon	/s/ Ken D. Semelsberger
Principal Executive Officer	Principal Financial Officer	Principal Accounting Officer

February 22, 2017

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31
(In millions except for per share data)	2016	2015	2014
Net sales	$19,747	$20,855	$22,552

Cost of products sold	13,400	14,292	15,646
Selling and administrative expense	3,505	3,596	3,810
Litigation settlements	—	—	644
Research and development expense	589	625	647
Interest expense - net	233	232	227
Other income - net	(107)	(35)	(183)
Income before income taxes	2,127	2,145	1,761
Income tax expense (benefit)	202	164	(42)
Net income	1,925	1,981	1,803
Less net income for noncontrolling interests	(3)	(2)	(10)
Net income attributable to Eaton ordinary shareholders	$1,922	$1,979	$1,793

Net income per share attributable to Eaton ordinary shareholders
Diluted	$4.21	$4.23	$3.76
Basic	4.22	4.25	3.78

Weighted-average number of ordinary shares outstanding
Diluted	456.5	467.1	476.8
Basic	455.0	465.5	474.1

Cash dividends declared per ordinary share	$2.28	$2.20	$1.96
The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31
(In millions)	2016	2015	2014
Net income	$1,925	$1,981	$1,803
Less net income for noncontrolling interests	(3)	(2)	(10)
Net income attributable to Eaton ordinary shareholders	1,922	1,979	1,793

Other comprehensive loss, net of tax
Currency translation and related hedging instruments	(570)	(1,078)	(1,019)
Pensions and other postretirement benefits	(6)	111	(315)
Cash flow hedges	(9)	3	(5)
Other comprehensive loss attributable to Eaton ordinary shareholders	(585)	(964)	(1,339)

Total comprehensive income attributable to Eaton ordinary shareholders	$1,337	$1,015	$454
The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED BALANCE SHEETS

	December 31
(In millions)	2016	2015
Assets
Current assets
Cash	$543	$268
Short-term investments	203	177
Accounts receivable - net	3,560	3,479
Inventory	2,254	2,323
Prepaid expenses and other current assets	381	369
Total current assets	6,941	6,616

Property, plant and equipment
Land and buildings	2,369	2,383
Machinery and equipment	5,670	5,501
Gross property, plant and equipment	8,039	7,884
Accumulated depreciation	(4,596)	(4,319)
Net property, plant and equipment	3,443	3,565

Other noncurrent assets
Goodwill	13,201	13,479
Other intangible assets	5,514	6,014
Deferred income taxes	360	362
Other assets	960	960
Total assets	$30,419	$30,996

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$14	$426
Current portion of long-term debt	1,552	242
Accounts payable	1,718	1,758
Accrued compensation	379	366
Other current liabilities	1,822	1,833
Total current liabilities	5,485	4,625

Noncurrent liabilities
Long-term debt	6,711	7,746
Pension liabilities	1,659	1,586
Other postretirement benefits liabilities	368	440
Deferred income taxes	321	390
Other noncurrent liabilities	934	978
Total noncurrent liabilities	9,993	11,140

Shareholders’ equity
Ordinary shares (449.4 million outstanding in 2016 and 458.8 million in 2015)	5	5
Capital in excess of par value	11,845	11,701
Retained earnings	7,498	7,346
Accumulated other comprehensive loss	(4,448)	(3,863)
Shares held in trust	(3)	(3)
Total Eaton shareholders’ equity	14,897	15,186
Noncontrolling interests	44	45
Total equity	14,941	15,231
Total liabilities and equity	$30,419	$30,996
The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31
(In millions)	2016	2015	2014
Operating activities
Net income	$1,925	$1,981	$1,803
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	929	925	983
Deferred income taxes	(80)	(100)	(382)
Pension and other postretirement benefits expense	235	323	293
Contributions to pension plans	(262)	(330)	(362)
Contributions to other postretirement benefits plans	(30)	(31)	(40)
Excess tax benefit from equity-based compensation	(1)	(1)	(20)
Gain on sale of businesses	—	—	(68)
Changes in working capital
Accounts receivable - net	(170)	5	(205)
Inventory	25	(20)	(152)
Accounts payable	—	(120)	49
Accrued compensation	20	(28)	(32)
Accrued income and other taxes	30	(9)	(73)
Other current assets	(21)	7	73
Other current liabilities	(62)	(76)	8
Other - net	14	(155)	3
Net cash provided by operating activities	2,552	2,371	1,878

Investing activities
Capital expenditures for property, plant and equipment	(497)	(506)	(632)
Cash received from (paid for) acquisitions of businesses, net of cash acquired	1	(72)	2
Sales (purchases) of short-term investments - net	(40)	37	522
Proceeds from sales of businesses	—	1	282
Other - net	7	(35)	(31)
Net cash (used in) provided by investing activities	(529)	(575)	143

Financing activities
Proceeds from borrowings	631	425	—
Payments on borrowings	(653)	(1,027)	(582)
Cash dividends paid	(1,037)	(1,026)	(929)
Exercise of employee stock options	74	52	54
Repurchase of shares	(730)	(682)	(650)
Excess tax benefit from equity-based compensation	1	1	20
Other - net	(6)	(10)	(43)
Net cash used in financing activities	(1,720)	(2,267)	(2,130)

Effect of currency on cash	(28)	(42)	(25)
Total increase (decrease) in cash	275	(513)	(134)
Cash at the beginning of the period	268	781	915
Cash at the end of the period	$543	$268	$781

The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at January 1, 2014	475.1	$5	$11,483	$6,866	$(1,560)	$(3)	$16,791	$72	$16,863
Net income	—	—	—	1,793	—	—	1,793	10	1,803
Other comprehensive loss, net of tax					(1,339)		(1,339)	—	(1,339)
Cash dividends paid	—	—	—	(929)	—	—	(929)	(5)	(934)
Issuance of shares under equity-based compensation plans - net (net of income tax benefit of $20)	2.4	—	136	(2)	—	—	134	—	134
Purchase of additional noncontrolling interest of consolidated subsidiaries	—	—	(14)	—	—	—	(14)	(24)	(38)
Repurchase of shares	(9.6)	—	—	(650)	—	—	(650)	—	(650)
Balance at December 31, 2014	467.9	5	11,605	7,078	(2,899)	(3)	15,786	53	15,839
Net income	—	—	—	1,979	—	—	1,979	2	1,981
Other comprehensive loss, net of tax					(964)		(964)	—	(964)
Cash dividends paid	—	—	—	(1,026)	—	—	(1,026)	(9)	(1,035)
Issuance of shares under equity-based compensation plans - net (net of income tax benefit of $1)	2.2	—	99	(3)	—	—	96	—	96
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	(3)	—	—	—	(3)	(1)	(4)
Repurchase of shares	(11.3)	—	—	(682)	—	—	(682)	—	(682)
Balance at December 31, 2015	458.8	5	11,701	7,346	(3,863)	(3)	15,186	45	15,231
Net income	—	—	—	1,922	—	—	1,922	3	1,925
Other comprehensive loss, net of tax					(585)		(585)	—	(585)
Cash dividends paid	—	—	—	(1,037)	—	—	(1,037)	(2)	(1,039)
Issuance of shares under equity-based compensation plans - net (net of income tax benefit of $1)	2.4	—	144	(3)	—	—	141	—	141
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(2)	(2)
Repurchase of shares	(11.8)	—	—	(730)	—	—	(730)	—	(730)
Balance at December 31, 2016	449.4	$5	$11,845	$7,498	$(4,448)	$(3)	$14,897	$44	$14,941
The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts are in millions unless indicated otherwise (per share data assume dilution).

Note 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General Information and Basis of Presentation
Eaton Corporation plc (Eaton or the Company) is a power management company with 2016 net sales of $19.7 billion. The Company provides energy-efficient solutions that help its customers effectively manage electrical, hydraulic and mechanical power more efficiently, safely and sustainably. Eaton has approximately 95,000 employees in over 60 countries and sells products to customers in more than 175 countries.
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
During 2016, the Company adopted Accounting Standards Update 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the related debt liability rather than an asset. The Company has applied this standard retrospectively. The adoption of ASU 2015-03 resulted in the reclassification of $35 within the Company's Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015, respectively, from Other noncurrent assets to a reduction in Long-term debt.
During 2016, the Company adopted Accounting Standards Update 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (ASU 2015-07). Topic 820 allows for investments to be valued at their net asset value if their share price is not published for current transactions (referred to as the practical expedient). Prior to ASU 2015-07, there has been diversity in practice related to how investments measured using the practical expedient are categorized within the fair value hierarchy. With the adoption of ASU 2015-07, these investments are no longer categorized in the fair value hierarchy, which eliminates the diversity in practice resulting from the way in which these investments were classified. In addition, ASU 2015-07 removes the requirement to make certain disclosures for these investments. The Company retrospectively applied the requirements of ASU 2015-07 for all comparative periods presented in Note 7 resulting in investments measured using the net asset value practical expedient no longer being categorized in the fair value hierarchy.
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
Goodwill impairment testing for 2016 was performed using a quantitative analysis under which the fair value for each reporting unit was estimated using a discounted cash flow model, which considered forecasted cash flows discounted at an estimated weighted-average cost of capital. The forecasted cash flows were based on the Company's long-term operating plan and a terminal value was used to estimate the operating segment's cash flows beyond the period covered by the operating plan. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market holders of a business enterprise. These analyses require the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates and the timing of expected future cash flows of the respective reporting unit. Sensitivity analyses were performed around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values.
Goodwill impairment testing in 2015 was performed using qualitative analysis, which is performed by assessing certain trends and factors, including projected market outlook and growth rates, forecasted and actual sales and operating profit margins, discount rates, industry data, and other relevant qualitative factors. These trends and factors are compared to, and based on, the assumptions used in the most recent quantitative assessment performed in 2013. The results of the qualitative analysis did not indicate a need to perform a quantitative analysis.
Based on a quantitative analysis performed in 2016 and a qualitative analysis performed in 2015, the fair value of Eaton's reporting units continue to substantially exceed their respective carrying amounts.
Indefinite life intangible assets consist of certain trademarks. They are evaluated annually for impairment as of July 1 using either a quantitative or qualitative analysis to determine whether their fair values exceed their respective carrying amounts. Indefinite life intangible asset impairment testing for 2016 and 2015 was performed using a quantitative analysis. The Company determines the fair value of these assets using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability. Additionally, indefinite life intangible assets are evaluated for impairment whenever an event occurs or circumstances change that would indicate that it is more likely than not that the asset is impaired. For 2016 and 2015, the fair value of indefinite lived intangible assets exceeded the respective carrying value.
For additional information about goodwill and other intangible assets, see Note 5.

Other Long-Lived Assets
Depreciation and amortization for property, plant and equipment, and intangible assets subject to amortization, are generally computed by the straight-line method and included in Cost of products sold, Selling and administrative expense, and Research and development expense, as appropriate. Cost of buildings are depreciated generally over 40 years and machinery and equipment over 3 to 10 years. At December 31, 2016, the weighted-average amortization period for intangible assets subject to amortization was 17 years for patents and technology, primarily as a result of the long life of aircraft platforms; 17 years for customer relationships; and 16 years for certain trademarks. Software is generally amortized up to a life of 10 years.
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

Equity-Based Compensation
Eaton recognizes equity-based compensation expense based on the grant date fair value of the award. Awards with service conditions or both service and market conditions are expensed over the period during which an employee is required to provide service in exchange for the award. Awards with both service and performance conditions are expensed over the period an employee is required to provide service based on the number of units for which achievement of the performance objective is probable. Participants awarded restricted stock units (RSUs) do not receive dividends; therefore, their fair value is determined by reducing the closing market price of the Company’s ordinary shares on the date of grant by the present value of the estimated dividends had they been paid. The fair value of restricted stock awards (RSAs) and performance stock units (PSUs) with performance conditions are determined based on the closing market price of the Company’s ordinary shares at the date of grant. The Company uses a Monte Carlo simulation to estimate the fair value of PSUs with market conditions, which incorporates assumptions regarding expected stock price volatility and the risk-free interest rate. Stock options are granted with an exercise price equal to the closing market price of Eaton ordinary shares on the date of grant. The fair value of stock options is determined using a Black-Scholes option-pricing model, which incorporates assumptions regarding the expected stock price volatility, the expected option life, the risk-free interest rate, and the expected dividend yield. See Note 11 for additional information about equity-based compensation.
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09). This accounting standard supersedes all existing US GAAP revenue recognition guidance. Under ASU 2014-09, a company will recognize revenue when it transfers the control of promised goods or services to customers in an amount that reflects the consideration which the company expects to collect in exchange for those goods or services. ASU 2014-09 will require additional disclosures in the notes to the consolidated financial statements and is effective for annual and interim reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date (ASU 2015-14). This accounting standard defers the effective date of ASU 2014-09 for one year and permits early adoption as of the original effective date.
A cross-functional implementation team has been established consisting of representatives from all of our business segments. The implementation team is working to analyze the impact of the standard on the Company's contract portfolio by reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to revenue contracts. In addition, the Company is in the process of identifying and implementing the appropriate changes to business processes and controls to support recognition and disclosure under the new standard. Eaton plans to adopt the standard as of the first quarter of 2018 using the modified retrospective approach and will record a cumulative adjustment to equity for open contracts as of January 1, 2018. Certain revenues will move from point-in-time or multiple elements to over time because of the continuous transfer of control to customers. Eaton is continuing to evaluate the impact of ASU 2014-09 and an estimate of the impact to the consolidated financial statements cannot be made at this time.
In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-02, Leases (Topic 842), (ASU 2016-02). This accounting standard requires that a lessee recognize a lease asset and a lease liability on its balance sheet for all leases, including operating leases, with a term greater than 12 months. ASU 2016-02 will require additional disclosures in the notes to the consolidated financial statements and is effective for annual and interim reporting periods beginning after December 15, 2018. Eaton is evaluating the impact of ASU 2016-02 and an estimate of the impact to the consolidated financial statements cannot be made at this time.

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, (ASU 2016-09). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The new standard eliminates the accounting for excess tax benefits to be recognized in equity, and tax deficiencies recognized in either equity or the income tax provision. ASU 2016-09 is effective for annual and interim reporting periods beginning after December 15, 2016. The Company will adopt the new standard in the first quarter of 2017. Upon adoption, the Company anticipates recognizing deferred tax assets for all excess tax benefits that had not been previously recognized. This will be accomplished through a cumulative-effect adjustment to retained earnings and is not expected to have a material impact to the consolidated financial statements.

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

Note 3.	ACQUISITION INTEGRATION CHARGES
Eaton incurs integration charges related to acquired businesses. A summary of these charges follows:

	2016	2015	2014
Electrical Products	$3	$25	$66
Electrical Systems and Services	1	15	51
Hydraulics	—	2	12
Total business segments	4	42	129
Corporate	—	5	25
Total acquisition integration charges before income taxes	4	47	154
Income taxes	1	16	52
Total after income taxes	$3	$31	$102
Per ordinary share - diluted	$0.01	$0.07	$0.21
Business segment acquisition integration charges in 2016 related to the integration of Ephesus Lighting, Inc. and Oxalis Group Ltd., which were acquired in 2015. The charges associated with Ephesus were included in Cost of products sold and Selling and administrative expense, while the charges associated with Oxalis were included in Cost of products sold. Business segment acquisition charges in 2015 related primarily to the integration of Cooper Industries plc, which was acquired in 2012. Business segment acquisition integration charges in 2014 related primarily to the integrations of Cooper and Polimer Kaucuk Sanayi ve Pazarlama A.S., which was acquired in 2012. The charges in 2015 and 2014 were included in Cost of products sold or Selling and administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment.
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
During 2015, Eaton announced its commitment to undertake actions to reduce its cost structure in all business segments and at corporate. Restructuring charges incurred under this plan were $211 in 2016 and $129 in 2015. The charges associated with restructuring activities are anticipated to be $100 in 2017.
A summary of restructuring charges by type follows:

	2016	2015
Workforce reductions	$177	$112
Plant closings and other	34	17
Total	$211	$129
A summary of restructuring charges by segment follows:

	2016	2015
Electrical Products	$44	$12
Electrical Systems & Services	49	29
Hydraulics	67	31
Aerospace	4	5
Vehicle	35	34
Corporate	12	18
Total	$211	$129
A summary of liabilities related to workforce reductions, plant closings and other associated costs announced in 2015 follows:

	Workforce reductions	Plant closing and other	Total
Balance at December 31, 2014	$—	$—	$—
Liability recognized	112	17	129
Payments	(59)	(3)	(62)
Other adjustments	1	(14)	(13)
Balance at December 31, 2015	54	—	54
Liability recognized	177	34	211
Payments	(116)	(13)	(129)
Other adjustments	(2)	(20)	(22)
Balance at December 31, 2016	$113	$1	$114
These charges were included in Cost of products sold, Selling and administrative expenses or Other income-net, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment. See Note 15 for additional information about business segments.

Note 5.	GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill by segment follow:

	Electrical Products	Electrical Systems and Services	Hydraulics	Aerospace	Vehicle	Total
December 31, 2014	$6,940	$4,314	$1,327	$962	$350	$13,893
Additions	31	20	—	—	—	51
Reclassifications	(106)	106	—	—	—	—
Translation	(223)	(161)	(68)	(6)	(7)	(465)
December 31, 2015	6,642	4,279	1,259	956	343	13,479
Translation	(145)	(76)	(38)	(18)	(1)	(278)
December 31, 2016	$6,497	$4,203	$1,221	$938	$342	$13,201
A summary of other intangible assets follows:

	2016		2015
	Historical cost	Accumulated amortization	Historical cost	Accumulated amortization
Intangible assets not subject to amortization
Trademarks	$1,637		$1,661

Intangible assets subject to amortization
Customer relationships	$3,456	$1,199	$3,544	$1,010
Patents and technology	1,342	519	1,447	511
Trademarks	1,104	378	1,113	311
Other	97	26	103	22
Total intangible assets subject to amortization	$5,999	$2,122	$6,207	$1,854
Amortization expense related to intangible assets subject to amortization in 2016, and estimated amortization expense for each of the next five years, follows:

2016	$392
2017	375
2018	355
2019	348
2020	343
2021	334

Note 6.	DEBT
A summary of long-term debt, including the current portion, follows:

	2016	2015
2.375% debentures due 2016	$—	$240
5.30% notes due 2017 ($150 converted to floating rate by interest rate swap)	250	250
6.10% debentures due 2017	289	289
1.50% senior notes due 2017 ($750 converted to floating rate by interest rate swap)	1,000	1,000
5.60% notes due 2018 ($415 converted to floating rate by interest rate swap)	450	450
4.215% Japanese yen notes due 2018	86	83
6.95% notes due 2019 ($300 converted to floating rate by interest rate swap)	300	300
3.875% debentures due 2020 ($150 converted to floating rate by interest rate swap)	239	239
3.47% notes due 2021 ($275 converted to floating rate by interest rate swap)	300	300
8.10% debentures due 2022	100	100
2.75% senior notes due 2022 ($1,400 converted to floating rate by interest rate swap)	1,600	1,600
3.68% notes due 2023 ($200 converted to floating rate by interest rate swap)	300	300
0.75% euro notes due 2024	580	—
6.50% debentures due 2025	145	145
7.65% debentures due 2029 ($50 converted to floating rate by interest rate swap)	200	200
4.00% senior notes due 2032	700	700
5.45% debentures due 2034 ($25 converted to floating rate by interest rate swap)	136	136
5.80% notes due 2037	240	240
4.15% senior notes due 2042	1,000	1,000
5.25% to 8.875% notes (maturities ranging from 2018 to 2035, including $50 converted to floating rate by interest rate swap)	239	239
Other	109	177
Total long-term debt	8,263	7,988
Less current portion of long-term debt	(1,552)	(242)
Long-term debt less current portion	$6,711	$7,746
On October 14, 2016, Eaton refinanced a $750, five-year revolving credit facility with a $750, five-year revolving credit facility that will expire October 14, 2021. Eaton also maintains a $500, four-year revolving credit facility that will expire on October 3, 2018 and a $750, five-year credit facility that will expire October 3, 2019. This refinancing maintains long-term revolving credit facilities at a total of $2,000. The revolving credit facilities are used to support commercial paper borrowings and are fully and unconditionally guaranteed by Eaton and certain of its direct and indirect subsidiaries on an unsubordinated, unsecured basis. There were no borrowings outstanding under Eaton's revolving credit facilities at December 31, 2016 or 2015. The Company had available lines of credit of $823 from various banks primarily for the issuance of letters of credit, of which there was $285 outstanding at December 31, 2016. Borrowings outside the United States are generally denominated in local currencies.
The Company repaid the 2.375% debentures on January 15, 2016, for $240. The Company repaid the 5.45% debentures on April 1, 2015 for $300, the 4.65% notes on June 15, 2015 for $100 and the 0.95% senior notes for $600 on November 2, 2015.
Short-term debt was $14 all of which was outside the United States as of December 31, 2016.

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
The senior notes registered by Eaton Corporation under the Securities Act of 1933 (the Senior Notes) are fully and unconditionally guaranteed on an unsubordinated, unsecured basis by Eaton and certain of its direct and indirect subsidiaries. Substantially all of the other debt instruments issued by the Company or any of its subsidiaries are similarly guaranteed on an unsubordinated, unsecured basis by the identical group of guaranteeing entities. See Note 16 for additional information about the Senior Notes.
Eaton is in compliance with each of its debt covenants for all periods presented.
Maturities of long-term debt for each of the next five years follow:

2017	$1,552
2018	573
2019	340
2020	241
2021	302
Interest paid on debt follows:

2016	$266
2015	271
2014	296

Note 7.	RETIREMENT BENEFITS PLANS
Eaton has defined benefits pension plans and other postretirement benefits plans.
Obligations and Funded Status

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
	2016	2015	2016	2015	2016	2015
Funded status
Fair value of plan assets	$2,969	$2,934	$1,478	$1,472	$74	$93
Benefit obligations	(3,771)	(3,829)	(2,314)	(2,175)	(473)	(575)
Funded status	$(802)	$(895)	$(836)	$(703)	$(399)	$(482)

Amounts recognized in the Consolidated Balance Sheets
Non-current assets	$34	$11	$33	$57	$—	$—
Current liabilities	(24)	(57)	(22)	(23)	(31)	(42)
Non-current liabilities	(812)	(849)	(847)	(737)	(368)	(440)
Total	$(802)	$(895)	$(836)	$(703)	$(399)	$(482)

Amounts recognized in Accumulated other comprehensive loss (pretax)
Net actuarial loss	$1,232	$1,322	$771	$644	$21	$95
Prior service cost (credit)	3	5	8	9	(60)	(74)
Total	$1,235	$1,327	$779	$653	$(39)	$21
Change in Benefit Obligations

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
	2016	2015	2016	2015	2016	2015
Balance at January 1	$3,829	$4,047	$2,175	$2,337	$575	$676
Service cost	111	123	63	71	4	6
Interest cost	125	156	62	72	17	24
Actuarial (gain) loss	52	(179)	355	(23)	(72)	(66)
Gross benefits paid	(346)	(318)	(94)	(100)	(79)	(86)
Currency translation	—	—	(245)	(182)	1	(8)
Plan amendments	—	—	2	—	—	(1)
Other	—	—	(4)	—	27	30
Balance at December 31	$3,771	$3,829	$2,314	$2,175	$473	$575

Accumulated benefit obligation	$3,620	$3,672	$2,189	$2,049

Change in Plan Assets

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
	2016	2015	2016	2015	2016	2015
Balance at January 1	$2,934	$3,086	$1,472	$1,535	$93	$116
Actual return on plan assets	221	(55)	212	29	3	1
Employer contributions	160	221	102	109	30	31
Gross benefits paid	(346)	(318)	(94)	(100)	(79)	(86)
Currency translation	—	—	(211)	(101)	—	—
Other	—	—	(3)	—	27	31
Balance at December 31	$2,969	$2,934	$1,478	$1,472	$74	$93
The components of pension plans with an accumulated benefit obligation in excess of plan assets at December 31 follow:

	United States pension liabilities		Non-United States pension liabilities
	2016	2015	2016	2015
Projected benefit obligation	$3,342	$3,376	$1,902	$1,387
Accumulated benefit obligation	3,190	3,219	1,824	1,328
Fair value of plan assets	2,505	2,470	1,066	650
Changes in pension and other postretirement benefit liabilities recognized in Accumulated other comprehensive loss follow:

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
	2016	2015	2016	2015	2016	2015
Balance at January 1	$1,327	$1,382	$653	$706	$21	$90
Prior service cost arising during the year	—	—	2	—	—	(1)
Net loss (gain) arising during the year	81	138	235	47	(69)	(62)
Currency translation	—	—	(75)	(58)	1	(4)
Less amounts included in expense during the year	(173)	(193)	(36)	(42)	8	(2)
Net change for the year	(92)	(55)	126	(53)	(60)	(69)
Balance at December 31	$1,235	$1,327	$779	$653	$(39)	$21
Benefits Expense

	United States pension benefit expense			Non-United States pension benefit expense			Other postretirement benefits expense
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Service cost	$111	$123	$117	$63	$71	$66	$4	$6	$13
Interest cost	125	156	162	62	72	85	17	24	32
Expected return on plan assets	(250)	(262)	(246)	(92)	(99)	(98)	(6)	(5)	(6)
Amortization	92	119	93	33	40	27	(9)	2	6
	78	136	126	66	84	80	6	27	45
Settlements, curtailments and other	81	74	71	3	2	2	1	—	(31)
Total expense	$159	$210	$197	$69	$86	$82	$7	$27	$14

The estimated pretax net amounts that will be recognized from Accumulated other comprehensive loss into net periodic benefit cost in 2017 follow:

	United States pension liabilities	Non-United States pension liabilities	Other postretirement liabilities
Actuarial loss	$142	$54	$2
Prior service cost (credit)	1	1	(14)
Total	$143	$55	$(12)
Retirement Benefits Plans Assumptions

For purposes of determining liabilities related to pension plans and other postretirement benefits plans in the United States, the Company updated its mortality assumption in 2014 to use the RP-2014 tables with a generational improvement scale based on MP-2014. In 2015, the Company updated its mortality assumption to use 2014 tables and a generational improvement scale that are based on MP-2015. In 2016, the Company updated its mortality assumption to use 2014 tables and a generational improvement scale that are based on MP-2016.
In 2016, the Company adopted a change in the method it uses to estimate the service and interest cost components of net periodic benefit cost for its defined benefit pension and other postretirement benefit plans. Prior to 2016, for the vast majority of its plans, the service and interest cost components were estimated using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. Beginning in 2016, the Company used a spot rate approach by applying the specific spot rates along the yield curve to the relevant projected cash flows in the estimation of the service and interest components of benefit cost, resulting in a more precise measurement. This change does not affect the measurement of total benefit obligations. The change was accounted for as a change in estimate and, accordingly, was accounted for prospectively starting in 2016. The reductions in service cost and interest cost for 2016 associated with this change in estimate were $3 and $42, respectively.
Pension Plans

	United States pension plans			Non-United States pension plans
	2016	2015	2014	2016	2015	2014
Assumptions used to determine benefit obligation at year-end
Discount rate	4.12%	4.22%	3.97%	2.63%	3.46%	3.33%
Rate of compensation increase	3.15%	3.18%	3.16%	3.13%	3.12%	3.13%

Assumptions used to determine expense
Discount rate used to determine benefit obligation	4.22%	3.97%	4.67%	3.46%	3.33%	4.20%
Discount rate used to determine service cost	4.35%	3.97%	4.67%	4.13%	3.33%	4.20%
Discount rate used to determine interest cost	3.42%	3.97%	4.67%	3.07%	3.33%	4.20%
Expected long-term return on plan assets	8.50%	8.50%	8.40%	6.62%	6.92%	7.00%
Rate of compensation increase	3.18%	3.16%	3.16%	3.12%	3.13%	3.12%
The expected long-term rate of return on pension assets was determined for each country and reflects long-term historical data taking into account each plan's target asset allocation. The expected long-term rates of return on pension assets for United States pension plans and Non-United States pension plans for 2017 are 7.90% and 6.30%, respectively. The discount rates were determined using appropriate bond data for each country.

Other Postretirement Benefits Plans
Substantially all of the obligation for other postretirement benefits plans relates to United States plans. Assumptions used to determine other postretirement benefits obligations and expense follow:

	Other postretirement benefits plans
	2016	2015	2014
Assumptions used to determine benefit obligation at year-end
Discount rate	3.96%	4.04%	3.79%
Health care cost trend rate assumed for next year	7.35%	7.10%	6.31%
Ultimate health care cost trend rate	4.75%	4.75%	4.77%
Year ultimate health care cost trend rate is achieved	2026	2025	2024

Assumptions used to determine expense
Discount rate used to determine benefit obligation	4.04%	3.79%	4.48%
Discount rate used to determine service cost	4.26%	3.79%	4.48%
Discount rate used to determine interest cost	3.12%	3.79%	4.48%
Initial health care cost trend rate	7.10%	6.31%	6.64%
Ultimate health care cost trend rate	4.75%	4.77%	4.77%
Year ultimate health care cost trend rate is achieved	2025	2024	2023
Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plans. A 1-percentage point change in the assumed health care cost trend rates would have the following effects:

	1% increase	1% decrease
Effect on total service and interest cost	$1	$(1)
Effect on other postretirement liabilities	17	(15)
Employer Contributions to Retirement Benefits Plans
Contributions to pension plans that Eaton expects to make in 2017, and made in 2016, 2015 and 2014, follow:

	2017	2016	2015	2014
United States plans	$125	$160	$221	$248
Non-United States plans	90	102	109	114
Total contributions	$215	$262	$330	$362
The following table provides the estimated pension and other postretirement benefit payments for each of the next five years, and the five years thereafter in the aggregate. For other postretirement benefits liabilities, the expected subsidy receipts related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 would reduce the gross payments listed below.

	Estimated United States pension payments	Estimated non-United States pension payments	Estimated other postretirement benefit payments
			Gross	Medicare prescription drug subsidy
2017	$309	$77	$53	$(5)
2018	279	80	50	(5)
2019	278	83	46	(4)
2020	281	86	42	(4)
2021	289	88	36	(3)
2022 - 2026	1,460	495	156	(9)

Pension Plan Assets
Investment policies and strategies are developed on a country specific basis. The United States plans, representing 67% of worldwide pension assets, and the United Kingdom plans representing 27% of worldwide pension assets, are invested primarily for growth, as the majority of the assets are in plans with active participants and ongoing accruals. In general, the plans have their primary allocation to diversified global equities, primarily through index funds in the form of common collective and other trusts. The United States plans' target allocation is 33% United States equities, 32% non-United States equities, 8% real estate (primarily equity of real estate investment trusts), 22% debt securities and 5% other, including hedge funds, private equity and cash equivalents. The United Kingdom plans' target asset allocations are 57% equities and the remainder in debt securities, cash equivalents and real estate investments. The equity risk for the plans is managed through broad geographic diversification and diversification across industries and levels of market capitalization. The majority of debt allocations for these plans are longer duration government and corporate debt. The United States, United Kingdom and Canada pension plans are authorized to use derivatives to achieve more economically desired market exposures and to use futures, swaps and options to gain or hedge exposures.
Other Postretirement Benefits Plan Assets
The Voluntary Employee Benefit Association trust which holds U.S. other postretirement benefits plan assets has investment guidelines that include allocations to global equities and fixed income investments. The trust's 2016 target investment allocation is 53% diversified global equities and 47% fixed income securities held in a trust that invests primarily in exchange traded funds. The fixed income allocation is primarily comprised of intermediate term, high quality, dollar denominated, fixed income instruments. The equity allocation is invested in diversified global equity index funds.
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
Certain investments that are measured at fair value using the net asset value per share practical expedient have not been categorized in the fair value hierarchy and are being presented in the tables to permit a reconciliation to total plan assets.

Pension Plans
A summary of the fair value of pension plan assets at December 31, 2016 and 2015, follows:

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
2016
Common collective trusts
Non-United States equity and global equities	$413	$—	$413	$—
United States equity	94	—	94	—
Fixed income	422	—	422	—
Fixed income securities	359	—	359	—
United States treasuries	123	123	—	—
Bank loans	150	—	150	—
Real estate securities	201	195	—	6
Equity securities	104	104	—	—
Cash equivalents	276	21	255	—
Exchange traded funds	55	55	—	—
Other	109	—	14	95
Common collective and other trusts measured at net asset value	2,038
Hedge funds measured at net asset value	85
Money market funds measured at net asset value	18
Total pension plan assets	$4,447	$498	$1,707	$101

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
2015
Common collective trusts
Non-United States equity and global equities	$415	$—	$415	$—
United States equity	96	—	96	—
Fixed income	418	—	418	—
Fixed income securities	357	—	357	—
United States treasuries	105	105	—	—
Bank loans	136	—	136	—
Real estate securities	251	244	—	7
Equity securities	98	98	—	—
Cash equivalents	227	17	210	—
Exchange traded funds	49	49	—	—
Other	100	—	14	86
Common collective and other trusts measured at net asset value	2,043
Hedge funds measured at net asset value	92
Money market funds measured at net asset value	19
Total pension plan assets	$4,406	$513	$1,646	$93

The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed during 2015 and 2016 due to the following:

	Real estate securities	Other	Total
Balance at December 31, 2014	$6	$60	$66
Actual return on plan assets:
Gains (losses) relating to assets still held at year-end	1	(2)	(1)
Purchases, sales, settlements - net	—	37	37
Transfers into or out of Level 3	—	(9)	(9)
Balance at December 31, 2015	7	86	93
Actual return on plan assets:
Gains (losses) relating to assets still held at year-end	—	(6)	(6)
Purchases, sales, settlements - net	(1)	15	14
Transfers into or out of Level 3	—	—	—
Balance at December 31, 2016	$6	$95	$101

Other Postretirement Benefits Plans
A summary of the fair value of other postretirement benefits plan assets at December 31, 2016 and 2015, follows:

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
2016
Cash equivalents	$8	$8	$—	$—
Common collective and other trusts measured at net asset value	66
Total other postretirement benefits plan assets	$74	$8	$—	$—

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
2015
Fixed income securities	18	—	18	—
United States treasuries	20	20	—	—
Cash equivalents	11	11	—	—
Common collective and other trusts measured at net asset value	44
Total other postretirement benefits plan assets	$93	$31	$18	$—

Valuation Methodologies
Following is a description of the valuation methodologies used for pension and other postretirement benefits plan assets measured at fair value. There have been no changes in the methodologies used at December 31, 2016 and 2015.
Common collective and other trusts - Valued at the net unit value of units held by the trust at year end. The unit value is determined by the total value of fund assets divided by the total number of units of the fund owned. The equity investments in collective trusts are predominantly in index funds for which the underlying securities are actively traded in public markets based upon readily measurable prices. The investments in other trusts are predominantly in exchange traded funds for which the underlying securities are actively traded in public markets based upon readily measurable prices. Common collective and other trusts measured at fair value using the net asset value per share practical expedient have not been categorized in the fair value hierarchy and are being presented in the tables above to permit a reconciliation of the fair value hierarchy to the total plan assets.
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
Hedge funds - Consists of direct investments in hedge funds through limited partnership interests. Net asset values are based on the estimated fair value of the ownership interest in the investment as determined by the General Partner. The majority of the holdings of the hedge funds are in equity securities traded on public exchanges. The investment terms of the hedge funds allow capital to be redeemed quarterly given prior notice with certain limitations. Hedge funds measured at fair value using the net asset value per share practical expedient have not been categorized in the fair value hierarchy and are being presented in the tables above to permit a reconciliation of the fair value hierarchy to the total plan assets.
Money market funds - Money market funds measured at fair value using the net asset value per share practical expedient have not been categorized in the fair value hierarchy and are being presented in the tables above to permit a reconciliation of the fair value hierarchy to the total plan assets.
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
Defined Contribution Plans
The Company has various defined contribution benefit plans, primarily consisting of the plans in the United States. The total contributions related to these plans are charged to expense and were as follows:

2016	$72
2015	137
2014	141

Note 8.	COMMITMENTS AND CONTINGENCIES
Legal Contingencies
Eaton is subject to a broad range of claims, administrative and legal proceedings such as lawsuits that relate to contractual allegations, tax audits, patent infringement, personal injuries, antitrust matters and employment-related matters. Eaton is also subject to asbestos claims from historic products which may have contained asbestos. Insurance may cover some of the costs associated with these claims. Although it is not possible to predict with certainty the outcome or cost of these matters, the Company believes they will not have a material adverse effect on the consolidated financial statements. During the fourth quarter of 2016, the Company was able to resolve several insurance matters. In total, the income from insurance matters was $68.
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
Eaton is involved in remedial response and voluntary environmental remediation at a number of sites, including certain of its currently-owned or formerly-owned plants. The Company has also been named a potentially responsible party under the United States federal Superfund law, or the state equivalents thereof, at a number of disposal sites. The Company became involved in these sites as a result of government action or in connection with business acquisitions. At the end of 2016, the Company was involved with a total of 121 sites worldwide, including the Superfund sites mentioned above, with none of these sites being individually significant to the Company.
Remediation activities, generally involving soil and/or groundwater contamination, include pre-cleanup activities such as fact finding and investigation, risk assessment, feasibility study, design and action planning, performance (where actions may range from monitoring, to removal of contaminants, to installation of longer-term remediation systems), and operation and maintenance of a remediation system. The extent of expected remediation activities and costs varies by site. A number of factors affect the cost of environmental remediation, including the number of parties involved at a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing advancement of remediation technology. Taking these factors into account, Eaton has estimated the costs of remediation, which will be paid over a period of years. The Company accrues an amount on an undiscounted basis, consistent with the estimates of these costs, when it is probable that a liability has been incurred. Actual results may differ from these estimates. At December 31, 2016 and 2015, the Company had an accrual totaling $124 and $131, respectively, for these costs.
Based upon Eaton's analysis and subject to the difficulty in estimating these future costs, the Company expects that any sum it may be required to pay in connection with environmental matters is not reasonably possible to exceed the recorded liability by an amount that would have a material effect on its financial position, results of operations or cash flows.
Warranty Accruals
A summary of the current and long-term warranty accruals follows:

	2016	2015	2014
Balance at January 1	$195	$213	$189
Provision	117	104	125
Settled	(130)	(114)	(120)
Other	(2)	(8)	19
Balance at December 31	$180	$195	$213

Lease Commitments
Eaton leases certain real properties and equipment. A summary of minimum rental commitments at December 31, 2016 under noncancelable operating leases, which expire at various dates and in most cases contain renewal options, for each of the next five years and thereafter in the aggregate, follow:

2017	$163
2018	127
2019	85
2020	58
2021	40
Thereafter	63
Total noncancelable lease commitments	$536
A summary of rental expense follows:

2016	$220
2015	225
2014	244

Note 9.	INCOME TAXES
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

	Income (loss) before income taxes
	2016	2015	2014
Ireland	$(923)	$(608)	$(332)
Foreign	3,050	2,753	2,093
Total income before income taxes	$2,127	$2,145	$1,761

	Income tax expense (benefit)
	2016	2015	2014
Current
Ireland	$2	$8	$(13)
United States
Federal	95	88	87
State and local	(2)	22	41
Foreign - other	209	240	239
Total current income tax expense	304	358	354

Deferred
Ireland	2	1	2
United States
Federal	(72)	(65)	(224)
State and local	(2)	(6)	(49)
Foreign - other	(30)	(124)	(125)
Total deferred income tax benefit	(102)	(194)	(396)
Total income tax expense (benefit)	$202	$164	$(42)

Reconciliations of income taxes from the Ireland national statutory rate of 25% to the consolidated effective income tax rate follow:

	2016	2015	2014
Income taxes at the applicable statutory rate	25.0%	25.0%	25.0%

Ireland operations
Ireland tax on trading income	(0.3)%	(0.4)%	(0.1)%
Nondeductible interest expense	11.5%	7.9%	4.8%

United States operations
United States (loss) income	0.2%	(0.4)%	(2.8)%
Nondeductible goodwill - Aerospace divestitures	—%	—%	1.4%
Credit for research activities	(0.8)%	(0.8)%	(1.0)%
Other - net	2.5%	5.4%	1.5%

Other foreign operations
United States foreign tax credit	0.6%	(0.8)%	(1.1)%
Other foreign operations (earnings taxed at other than the applicable statutory tax rate)	(26.8)%	(25.1)%	(24.8)%
Other foreign operations - other items	0.9%	(0.5)%	(1.0)%

Worldwide operations
Adjustments to tax liabilities	(2.5)%	(1.4)%	(1.7)%
Adjustments to valuation allowances	(0.8)%	(1.2)%	(2.6)%
Effective income tax expense (benefit) rate	9.5%	7.7%	(2.4)%
During 2016, income tax expense of $202 was recognized (an effective tax rate of 9.5%) compared to income tax expense of $164 for 2015 (an effective tax rate of 7.7%) and income tax benefit of $42 for 2014 (an effective tax benefit rate of 2.4%). The 2016 effective tax rate increased from 2015 primarily due to greater levels of income earned in higher tax jurisdictions, partially offset by net decreases in worldwide tax liabilities. In 2014, excluding the net tax benefit of 7.6% for the Meritor and Triumph litigation settlements and related legal costs and the gain on the sale of the Aerospace businesses, the effective tax rate was 5.2%. The 2015 effective tax rate increased from 2014 due to greater levels of income earned in higher tax jurisdictions and net increases in worldwide tax liabilities.
See Note 8 and Note 2 for additional information about litigation settlements and sales of businesses, respectively.
No provision has been made for income taxes on undistributed earnings of foreign subsidiaries of approximately $17.3 billion at December 31, 2016, since it is the Company's intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries. It is not practicable to estimate the additional income taxes and applicable withholding taxes that would be payable on the remittance of such undistributed earnings.
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
Worldwide income tax payments, net of tax refunds, follow:

2016	$272
2015	302
2014	258

Deferred Income Tax Assets and Liabilities
Components of current and noncurrent deferred income taxes follow:

	2016	2015
	Noncurrent assets and liabilities	Noncurrent assets and liabilities
Accruals and other adjustments
Employee benefits	$761	$808
Depreciation and amortization	(1,823)	(1,824)
Other accruals and adjustments	796	717
United States federal income tax loss carryforwards	51	20
United States federal income tax credit carryforwards	182	183
United States state and local tax loss carryforwards and tax credit carryforwards	63	63
Other foreign tax loss carryforwards	1,715	2,265
Other foreign income tax credit carryforwards	63	70
Valuation allowance for income tax loss and income tax credit carryforwards	(1,728)	(2,315)
Other valuation allowances	(41)	(15)
Total deferred income taxes	$39	$(28)
In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). ASU 2013-11 requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions except where the deferred tax asset or other carryforward are not available for use. The adoption of this standard resulted in a reduction of the Company’s consolidated long term deferred tax assets by $331 in 2016 and $262 in 2015.
At December 31, 2016, certain Irish and non-United States subsidiaries had tax loss carryforwards and income tax credit carryforwards that are available to reduce future taxable income and tax liabilities. These carryforwards and their respective expiration dates are summarized below:

	2017 through 2021	2022 through 2026	2027 through 2031	2032 through 2036	Not subject to expiration	Valuation allowance
Ireland and Non-U.S. income tax loss carryforwards	$652	$7,476	$3	$—	$3,685	$—
Ireland and Non-U.S. deferred income tax assets for income tax loss carryforwards	76	688	1	—	950	(1,607)
Ireland and Non-U.S. income tax credit carryforwards	10	21	2	—	30	(31)

At December 31, 2016, United States federal income tax loss carryforwards and income tax credit carryforwards are available to reduce future United States federal taxable income or tax liabilities. These carryforwards and their respective expiration dates are summarized below:

	2017 through 2021	2022 through 2026	2027 through 2031	2032 through 2036	2037 through 2041	Not subject to expiration	Valuation allowance
United States federal income tax loss carryforwards	$—	$15	$20	$618	$—	$—	$—
United States federal deferred income tax assets for income tax loss carryforwards	—	5	7	172	—	—	(12)
United States federal deferred income tax assets for income tax loss carryforwards after ASU 2013-11	—	5	7	39	—	—	(12)
United States federal income tax credit carryforwards	62	36	39	115	—	29	(44)
United States federal income tax credit carryforwards after ASU 2013-11	62	36	8	76	—	—	(44)
At December 31, 2016, United States state and local tax loss carryforwards and tax credit carryforwards are also available to reduce future taxable income or tax liabilities. The deferred tax assets for these carryforwards and their respective expiration dates are summarized below:

	2017 through 2021	2022 through 2026	2027 through 2031	2032 through 2036	2037 through 2041	Not subject to expiration	Valuation allowance
United States state and local deferred income tax assets for income tax loss carryforwards - net of federal tax effect	$8	$17	$11	$8	$—	$—	$(17)
United States state and local deferred income tax assets for income tax loss carryforwards - net of federal tax effect after ASU 2013-11	—	12	11	8	—	—	(17)
United States state and local income tax credit carryforwards - net of federal tax effect	11	11	7	4	5	—	(17)
United States state and local income tax credit carryforwards - net of federal tax effect after ASU 2013-11	8	11	6	2	5	—	(17)
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
Unrecognized Income Tax Benefits
A summary of gross unrecognized income tax benefits follows:

	2016	2015	2014
Balance at January 1	$584	$493	$479
Increases and decreases as a result of positions taken during prior years
Transfers from valuation allowances	—	—	(3)
Other increases, including currency translation	21	34	37
Other decreases, including currency translation	(24)	(34)	(3)
Balances related to acquired businesses	—	(1)	(3)
Increases as a result of positions taken during the current year	90	109	65
Decreases relating to settlements with tax authorities	(19)	—	(51)
Decreases as a result of a lapse of the applicable statute of limitations	(23)	(17)	(28)
Balance at December 31	$629	$584	$493
Eaton's long-term policy has been to enter into tax planning strategies only if it is more likely than not that the benefit would be sustained upon audit. For example, the Company does not enter into any of the United States Internal Revenue Service (IRS) Listed Transactions as set forth in Treasury Regulation 1.6011-4.
If all unrecognized tax benefits were recognized, the net impact on the provision for income tax expense would be $529.
As of December 31, 2016 and 2015, Eaton had accrued approximately $94 and $108, respectively, for the payment of worldwide interest and penalties, which are not included in the table of unrecognized income tax benefits above. Eaton recognizes interest and penalties related to unrecognized income tax benefits in the provision for income tax expense. The Company has accrued penalties in jurisdictions primarily where they are automatically applied to any deficiency, regardless of the merit of the position.
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
Eaton or its subsidiaries file income tax returns in Ireland and many countries around the world. With only few exceptions, Irish and non-United States subsidiaries of Eaton are no longer subject to examinations for years before 2007.

The United States Internal Revenue Service (“IRS”) has completed its examination of Eaton Corporation and Includible Subsidiaries’ United States income tax returns for 2005 through 2010 and has issued Statutory Notices of Deficiency (Notices) as discussed below. The statute of limitations on these tax years remains open until the matters are resolved. The IRS is currently examining tax years 2011 through 2013. The statute of limitations for tax years 2011 through 2013 is open until April 30, 2018. Tax years 2014 and 2015 are still subject to examination by the IRS.
With respect to the BZ Holdings Inc. and Subsidiaries (the former U.S. holding company for Cooper Industries) final return period ended December 21, 2012, the statute of limitations closed on September 15, 2016. On December 22, 2012, BZ Holdings Inc. and Subsidiaries joined the Eaton US Holdings Inc. and Includible Subsidiaries consolidated United States income tax return for 2012.
Eaton is also under examination for the income tax filings in various states and localities of the United States. With only a few exceptions, Eaton Corporation and Includible Subsidiaries are no longer subject to income tax examinations from states and localities within the United States for years before 2012. Income tax returns of states and localities within the United States will be reopened to the extent of United States federal income tax adjustments, if any, going back to 2005 when those audit years are finalized. Some states and localities may not limit their assessment to the United States federal adjustments, and may require the opening of the entire tax year. In addition, with only a few exceptions, BZ Holdings Inc. and Includible Subsidiaries are no longer subject to United States state and local income tax examinations for years before 2012.
In 2011, the IRS issued a Notice for Eaton Corporation and Includible Subsidiaries for the 2005 and 2006 tax years (the 2011 Notice). The 2011 Notice proposed assessments of $75 in additional taxes plus $52 in penalties related primarily to transfer pricing adjustments for products manufactured in the Company's facilities in Puerto Rico and the Dominican Republic and sold to affiliated companies located in the U.S., net of agreed credits and deductions. The Company has set its transfer prices for products sold between these affiliates at the same prices that the Company sells such products to third parties as required by two successive Advance Pricing Agreements (APAs) the Company entered into with the IRS. For the years 2001 through 2004, the IRS had previously accepted the transfer pricing methodology related to these APAs after a comprehensive review conducted in two separate audit cycles. Immediately prior to the 2011 Notice being issued, the IRS sent a letter stating that it was retrospectively canceling the APAs, even though their respective APA terms had already expired.
The Company is contesting the proposed assessments. The Company believes that it was in full compliance with the terms of the two APAs, and that the IRS's cancellation of these two APAs is without merit. On February 29, 2012, the Company filed a Petition with the U.S. Tax Court in which it asserted that the transfer pricing established in the APAs meets the arms-length standard set by the U.S. income tax laws, and accordingly, that the APAs should be enforced in accordance with their terms. The case involves both whether the APAs should be enforced and, if not, the appropriate transfer pricing methodology. The Tax Court’s decision in the case is now pending following a trial in 2015 and the completion of the parties’ briefing in 2016.
In 2014, the Company received a Notice from the IRS for the 2007 through 2010 tax years (the 2014 Notice) proposing assessments of $190 in additional taxes plus $72 in penalties, net of agreed credits and deductions. The proposed assessments pertain primarily to the same transfer pricing issues for which the Tax Court’s decision is pending, as noted above. During 2007 through 2010, the Company set its transfer prices for products sold between its affiliates consistent with the terms of a written APA between it and the IRS that covered the years at issue. To establish the relevant transfer prices, the APA relied on prices at which the Company sells the products to third parties. The Company has continued to apply the arms-length transfer pricing methodology for 2011 through the current reporting period. The 2014 Notice includes a separate proposed assessment involving the recognition of income for several of the Company’s controlled foreign corporations. The Company believes that all proposed assessments are without merit. On November 25, 2014, the Company filed a Petition with the U.S. Tax Court in which it challenged the IRS's adjustments. The Company expects the outcome of the 2014 Notice on the transfer pricing matter to be determined by the judicial decision related to the 2011 Notice. In 2016, litigation activities commenced for the separate issue in the 2014 Notice regarding recognition of income for several of the Company’s controlled foreign corporations.
In 2014 and 2016, the Company resolved uncertain tax positions with a European government. The resolutions had minimal impact on the Company's Consolidated Statements of Income in each respective year.

During 2010, the Company received a tax assessment of $51 (translated at the December 31, 2016 exchange rate), plus interest and penalties, in Brazil for the tax years 2005 through 2008 that relates to the amortization of certain goodwill generated from the acquisition of third-party businesses and corporate reorganizations. The Company is contesting the assessment, which is under review at the second of three administrative appeals levels. During 2013, the Brazilian tax authorities began an audit of tax years 2009 through 2012. During 2014, the Company received a tax assessment of $39 (translated at the December 31, 2016 exchange rate), plus interest and penalties, for the 2009 through 2012 tax years (primarily relating to the same issues concerning the 2005 through 2008 tax years), which the Company is also contesting and is under review in the second of three administrative appeals levels. Multiple outside advisors have stated that Brazilian tax authorities are raising the issue for most clients with similar facts and that the matter is expected to require at least 10 years to resolve. The Company continues to believe that final resolution of the assessments will not have a material impact on its consolidated financial statements.

Note 10.	EATON SHAREHOLDERS' EQUITY
There are 750 million Eaton ordinary shares authorized ($0.01 par value per share), 449.4 million and 458.8 million of which were issued and outstanding at December 31, 2016 and 2015, respectively. Eaton's Memorandum and Articles of Association authorized 40 thousand deferred ordinary shares (€1.00 par value per share) and 10 thousand preferred A shares ($1.00 par value per share), all of which were issued and outstanding at December 31, 2016 and 2015, and 10 million serial preferred shares ($0.01 par value per share), none of which is outstanding at December 31, 2016 and 2015. At December 31, 2016, there were 17,627 holders of record of Eaton ordinary shares. Additionally, 21,235 current and former employees were shareholders through participation in the Eaton Savings Plan, Eaton Personal Investment Plan, or the Eaton Puerto Rico Retirement Savings Plan.
On October 22, 2013, Eaton's Board of Directors adopted a share repurchase program (the 2013 Program). Under the 2013 Program, the ordinary shares were expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During 2016, 2015 and 2014, 1.5 million, 11.3 million and 9.6 million ordinary shares were repurchased under the 2013 Program in the open market at a total cost of $82, $682 and $650, respectively. On February 24, 2016, the Board of Directors approved a new share repurchase program for share repurchases up to $2,500 of ordinary shares (2016 Program). Under the 2016 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During 2016, 10.3 million shares were purchased on the open market under the 2016 Program for a total cost of $648.
Eaton has deferral plans that permit certain employees and directors to defer a portion of their compensation. A trust contains $13 and $16 of ordinary shares and marketable securities, as valued at December 31, 2016 and 2015, respectively, to fund a portion of these liabilities. The marketable securities were included in Other assets and the ordinary shares were included in Shareholders' equity at historical cost.
On February 22, 2017, Eaton's Board of Directors declared a quarterly dividend of $0.60 per ordinary share, payable on March 17, 2017, to shareholders of record at the close of business on March 06, 2017.

Comprehensive Income (Loss)
Comprehensive income (loss) consists primarily of net income, currency translation and related hedging instruments, changes in unrecognized costs of pension and other postretirement benefits, and changes in the effective portion of open derivative contracts designated as cash flow hedges. The following table summarizes the pre-tax and after-tax amounts recognized in Comprehensive income (loss):

	2016		2015		2014
	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Currency translation and related hedging instruments	$(562)	$(570)	$(1,080)	$(1,078)	$(1,014)	$(1,019)

Pensions and other postretirement benefits
Prior service credit (cost) arising during the year	(2)	(2)	1	1	82	51
Net (loss) gain arising during the year	(247)	(197)	(123)	(89)	(718)	(519)
Currency translation	74	62	62	46	56	47
Other	—	(2)	—	(3)	—	(4)
Amortization of actuarial loss and prior service cost reclassified to earnings	201	133	237	156	168	110
	26	(6)	177	111	(412)	(315)

Cash flow hedges
Gain (loss) on derivatives designated as cash flow hedges	(21)	(14)	20	13	(3)	(2)
Changes in cash flow hedges reclassified to earnings	8	5	(16)	(10)	(5)	(3)
Cash flow hedges, net of reclassification adjustments	(13)	(9)	4	3	(8)	(5)
Other comprehensive income (loss) income attributable to Eaton ordinary shareholders	$(549)	$(585)	$(899)	$(964)	$(1,434)	$(1,339)
The changes in Accumulated other comprehensive loss follow:

	Currency translation and related hedging instruments	Pensions and other postretirement benefits	Cash flow hedges	Total
Balance at December 31, 2015	$(2,492)	$(1,374)	$3	$(3,863)
Other comprehensive (loss) income before reclassifications	(570)	(139)	(14)	(723)
Amounts reclassified from Accumulated other comprehensive loss (income)	—	133	5	138
Net current-period Other comprehensive (loss) income	(570)	(6)	(9)	(585)
Balance at December 31, 2016	$(3,062)	$(1,380)	$(6)	$(4,448)

The reclassifications out of Accumulated other comprehensive loss follow:

	December 31, 2016	Consolidated Statements of Income classification
Amortization of defined benefit pension and other postretirement benefits items
Actuarial loss and prior service cost	$(201)	[1]
Tax benefit	68
Total, net of tax	(133)

Gains and (losses) on cash flow hedges
Currency exchange contracts	(8)	Cost of products sold
Tax benefit	3
Total, net of tax	(5)

Total reclassifications for the period	$(138)
1 These components of Accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 7 for additional information about defined benefit pension and other postretirement benefits items.
Net Income Per Share Attributable to Eaton Ordinary Shareholders
A summary of the calculation of net income per share attributable to Eaton ordinary shareholders follows:

(Shares in millions)	2016	2015	2014
Net income attributable to Eaton ordinary shareholders	$1,922	$1,979	$1,793

Weighted-average number of ordinary shares outstanding - diluted	456.5	467.1	476.8
Less dilutive effect of equity-based compensation	1.5	1.6	2.7
Weighted-average number of ordinary shares outstanding - basic	455.0	465.5	474.1

Net income per share attributable to Eaton ordinary shareholders
Diluted	$4.21	$4.23	$3.76
Basic	4.22	4.25	3.78
In 2016, 2015, and 2014, 1.7 million, 1.6 million, and 0.5 million stock options, respectively, were excluded from the calculation of diluted net income per share attributable to Eaton ordinary shareholders because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive.

Note 11.	EQUITY-BASED COMPENSATION
Restricted Stock Units and Awards
Restricted stock units (RSUs) and restricted stock awards (RSAs) have been issued to certain employees and directors. Participants awarded RSUs do not receive dividends; therefore, the fair value is determined by reducing the closing market price of the Company’s ordinary shares on the date of grant by the present value of the estimated dividends had they been paid. The RSUs entitle the holder to receive one ordinary share for each RSU upon vesting, generally over three years. The fair value of RSAs is determined based on the closing market price of the Company’s ordinary shares at the date of grant. RSAs are issued and outstanding at the time of grant, but remain subject to forfeiture until vested, generally over three or four years. A summary of the RSU and RSA activity for 2016 follows:

(Restricted stock units and awards in millions)	Number of restricted stock units and awards	Weighted-average fair value per unit and award
Non-vested at January 1	2.1	$65.06
Granted	1.6	52.80
Vested	(0.9)	64.11
Forfeited	(0.2)	59.89
Non-vested at December 31	2.6	$57.87
Information related to RSUs and RSAs follows:

	2016	2015	2014
Pretax expense for RSUs and RSAs	$65	$68	$81
After-tax expense for RSUs and RSAs	42	44	53
Fair value of vested RSUs and RSAs	71	110	105
As of December 31, 2016, total compensation expense not yet recognized related to non-vested RSUs and RSAs was $87, and the weighted-average period in which the expense is expected to be recognized is 2.5 years. Excess tax benefit for RSUs and RSAs totaled $5 for 2014. There was no excess tax benefit for RSUs and RSAs in 2016 and 2015.
Performance Share Units
In February 2016, the Compensation and Organization Committee of the Board of Directors approved the grant of performance share units (PSUs) to certain employees that vest based on the satisfaction of a three-year service period and total shareholder return relative to that of a group of peers. Awards earned at the end of the three-year vesting period range from 0% to 200% of the targeted number of PSUs granted based on the ranking of total shareholder return of the Company, assuming reinvestment of all dividends, relative to a defined peer group of companies. Equity-based compensation expense for these PSUs is recognized over the period during which an employee is required to provide service in exchange for the award. Upon vesting, dividends that have accumulated during the vesting period are paid on earned awards.
The Company uses a Monte Carlo simulation to estimate the fair value of PSUs with market conditions. The principal assumptions utilized in valuing these PSUs include the expected stock price volatility (based on the most recent 3-year period as of the grant date) and the risk-free interest rate (an estimate based on the yield of United States Treasury zero coupon bonds with a 3-year maturity as of the grant date). A summary of the assumptions used in determining fair value of these PSUs follows:

2016
Expected volatility	24%
Risk-free interest rate	0.88%
Weighted-average fair value of PSUs granted	$76.41

A summary of the 2016 activity for these PSUs follows:

(Performance share units in millions)	Number of performance share units	Weighted-average fair value per unit
Non-vested at January 1	—	$—
Granted[1]	0.6	76.41
Vested	—	—
Forfeited	(0.1)	76.41
Non-vested at December 31	0.5	$76.41
1 Performance shares granted assuming the Company will perform at target relative to peers.
In February 2016 and 2015, performance share units were granted to certain employees that entitles the holder to receive one ordinary share for each PSU that vest based on the satisfaction of a three-year service period and the achievement of certain performance metrics over that same period. Upon vesting, PSU holders receive dividends that accumulate during the vesting period. The fair value of these PSUs is determined based on the closing market price of the Company's ordinary shares at the date of grant. Equity-based compensation expense is recognized over the period an employee is required to provide service based on the number of PSUs for which achievement of the performance objectives is probable. A summary of the 2016 activity for these PSUs follows:

(Performance share units in millions)	Number of performance share units	Weighted-average fair value per unit
Non-vested at January 1	0.8	$71.72
Granted	0.1	56.55
Vested	—	—
Forfeited	(0.2)	71.72
Non-vested at December 31	0.7	$68.23
Information related to PSUs follows:

	2016	2015
Pretax expense for PSUs	$13	$2
After-tax expense for PSUs	8	1
As of December 31, 2016, total compensation expense not yet recognized related to non-vested PSUs was $30 and the weighted average period in which the expense is to be recognized is 2 years. There was no excess tax benefit for PSUs in 2016 and 2015.
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

	2016	2015	2014
Expected volatility	27%	29%	34%
Expected option life in years	5.5	5.5	5.5
Expected dividend yield	2.5%	2.6%	2.4%
Risk-free interest rate	1.2 to 1.5%	1.6 to 1.5%	1.7 to 1.5%
Weighted-average fair value of stock options granted	$11.80	$15.25	$19.46
A summary of stock option activity follows:

(Options in millions)	Weighted-average exercise price per option	Options	Weighted-average remaining contractual life in years	Aggregate intrinsic value
Outstanding at January 1, 2016	$51.94	6.2
Granted	56.73	1.3
Exercised	40.32	(1.9)
Forfeited and canceled	65.74	(0.1)
Outstanding at December 31, 2016	$56.75	5.5	5.6	$64.5

Exercisable at December 31, 2016	$54.28	3.7	4.0	$51.3
Reserved for future grants at December 31, 2016		18.6
The aggregate intrinsic value in the table above represents the total excess of the $67.09 closing price of Eaton ordinary shares on the last trading day of 2016 over the exercise price of the stock option, multiplied by the related number of options outstanding and exercisable. The aggregate intrinsic value is not recognized for financial accounting purposes and the value changes based on the daily changes in the fair market value of the Company's ordinary shares.
Information related to stock options follows:

	2016	2015	2014
Pretax expense for stock options	$14	$12	$12
After-tax expense for stock options	9	8	8
Proceeds from stock options exercised	74	52	54
Income tax benefit related to stock options exercised
Tax benefit classified in operating activities in the Consolidated Statements of Cash Flows	5	4	4
Excess tax benefit classified in financing activities in the Consolidated Statements of Cash Flows	1	1	15
Intrinsic value of stock options exercised	42	44	55
Total fair value of stock options vested	$14	$12	$12

Stock options exercised, in millions of options	1.9	1.4	1.5
As of December 31, 2016, total compensation expense not yet recognized related to non-vested stock options was $10.6, and the weighted-average period in which the expense is expected to be recognized is 1.9 years.

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
A summary of financial instruments recognized at fair value, and the fair value measurements used, follows:

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
2016
Cash	$543	$543	$—	$—
Short-term investments	203	203	—	—
Net derivative contracts	(3)	—	(3)	—
Long-term debt converted to floating interest rates by interest rate swaps - net	(58)	—	(58)	—

2015
Cash	$268	$268	$—	$—
Short-term investments	177	177	—	—
Net derivative contracts	86	—	86	—
Long-term debt converted to floating interest rates by interest rate swaps - net	(94)	—	(94)	—
Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities. No financial instruments were measured using unobservable inputs.
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $8,263 and fair value of $8,477 at December 31, 2016 compared to $7,988 and $8,231, respectively, at December 31, 2015. The fair value of Eaton's debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and is considered a Level 2 fair value measurement.
Short-Term Investments
Eaton invests excess cash generated from operations in short-term marketable investments. For those investments classified as “available-for-sale”, Eaton marks these investments to fair value with the offset recognized in Accumulated other comprehensive loss. A summary of the carrying value of short-term investments follows:

	2016	2015
Time deposits, certificates of deposit and demand deposits with banks	$149	$122
Money market investments	54	55
Total short-term investments	$203	$177

Note 13.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
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
For derivatives that are not designated as a hedge, any gain or loss is immediately recognized in income. The majority of derivatives used in this manner relate to risks resulting from assets or liabilities denominated in a foreign currency and certain commodity contracts that arise in the normal course of business. During 2016, Eaton recognized a gain of $7 associated with these commodity hedge contracts. Gains and losses associated with commodity hedge contracts are classified in Cost of products sold.
Eaton uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against foreign currency exposure (net investment hedges). Foreign currency denominated debt designated as non-derivative net investment hedging instruments on an after-tax basis was $86 and $83 at December 31, 2016 and 2015, respectively, and designated on a pre-tax basis was $572 at December 31, 2016. See Note 6 for additional information about debt.
Interest Rate Risk
Eaton has entered into fixed-to-floating interest rate swaps to manage interest rate risk of certain long-term debt. These interest rate swaps are accounted for as fair value hedges of certain long-term debt. The maturity of the swap corresponds with the maturity of the debt instrument as noted in the table of long-term debt in Note 6. Eaton has also entered into several forward starting floating-to-fixed interest rate swaps to manage interest rate risk on an anticipated debt refinancing in 2017.

A summary of interest rate swaps outstanding at December 31, 2016, follows:
Fixed-to-Floating Interest Rate Swaps

Notional amount	Fixed interest rate received	Floating interest rate paid	Basis for contracted floating interest rate paid
$150	5.30%	4.75%	1 month LIBOR + 4.26%
750	1.50%	0.95%	1 month LIBOR + 0.46%
415	5.60%	4.26%	6 month LIBOR + 3.18%
300	6.95%	5.85%	3 month LIBOR + 5.07%
25	8.88%	4.96%	6 month LIBOR + 3.84%
150	3.88%	2.61%	1 month LIBOR + 2.12%
275	3.47%	2.23%	1 month LIBOR + 1.74%
1,400	2.75%	1.07%	1 month LIBOR + 0.58%
200	3.68%	1.56%	1 month LIBOR + 1.07%
25	7.63%	3.55%	6 month LIBOR + 2.48%
50	7.65%	3.65%	6 month LIBOR + 2.57%
25	5.45%	1.36%	6 month LIBOR + 0.28%
Forward Starting Floating-to-Fixed Interest Rate Swaps

Notional amount	Floating interest rate to be received	Fixed interest rate to be paid	Basis for contracted floating interest rate received
$50	—%	2.52%	3 month LIBOR + 0.00%
50	—%	2.38%	3 month LIBOR + 0.00%
50	—%	2.19%	3 month LIBOR + 0.00%
50	—%	2.19%	3 month LIBOR + 0.00%
50	—%	1.95%	3 month LIBOR + 0.00%
50	—%	1.80%	3 month LIBOR + 0.00%
50	—%	1.67%	3 month LIBOR + 0.00%
50	—%	1.66%	3 month LIBOR + 0.00%
50	—%	1.53%	3 month LIBOR + 0.00%

Derivative Financial Statement Impacts
The fair value of derivative financial instruments recognized in the Consolidated Balance Sheets follows:

	Notional amount	Other current assets	Other noncurrent assets	Other current liabilities	Other noncurrent liabilities	Type of hedge	Term
December 31, 2016
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$3,765	$1	$65	$—	$8	Fair value	3 months to 18 years
Forward starting floating-to-fixed interest rate swaps	450	—	19	—	1	Cash flow	11 years
Currency exchange contracts	802	11	1	22	17	Cash flow	1 to 36 months
Total		$12	$85	$22	$26

Derivatives not designated as hedges
Currency exchange contracts	$5,333	$31		$85			1 to 12 months
Commodity contracts	10	2		—			1 to 12 months
Total		$33		$85

December 31, 2015
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$3,715	$—	$96	$—	$2	Fair value	2 to 19 years
Forward starting floating-to-fixed interest rate swaps	50	—	—	—	—	Cash flow	12 years
Currency exchange contracts	724	18	1	8	6	Cash flow	1 to 36 months
Commodity contracts	1	—	—	—	—	Cash flow	1 to 12 months
Total		$18	$97	$8	$8

Derivatives not designated as hedges
Currency exchange contracts	$4,198	$27		$40			1 to 12 months
Total		$27		$40
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

The impact of derivative instruments to the Consolidated Statements of Income and Comprehensive Income follow:

	Gain (loss) recognized in other comprehensive (loss) income		Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	2016	2015		2016	2015
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	$18	$—	Interest expense - net	$—	$—
Currency exchange contracts	(39)	20	Cost of products sold	(8)	16
Total	$(21)	$20		$(8)	$16
Amounts recognized in net income follow:

	2016	2015
Derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps	$(36)	$20
Related long-term debt converted to floating interest rates by interest rate swaps	36	(20)
	$—	$—
Gains and losses described above were recognized in Interest expense - net.

Note 14.	ACCOUNTS RECEIVABLE AND INVENTORY
Accounts Receivable
Eaton performs ongoing credit evaluation of its customers and maintains sufficient allowances for potential credit losses. The Company evaluates the collectability of its accounts receivable based on the length of time the receivable is past due and any anticipated future write-off based on historic experience. Accounts receivable balances are written off against an allowance for doubtful accounts after a final determination of uncollectability has been made. Accounts receivable are net of an allowance for doubtful accounts of $50 at December 31, 2016 and 2015.
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
The components of inventory follow:

	2016	2015
Raw materials	$880	$885
Work-in-process	396	412
Finished goods	1,074	1,131
Inventory at FIFO	2,350	2,428
Excess of FIFO over LIFO cost	(96)	(105)
Total inventory	$2,254	$2,323
Inventory at FIFO accounted for using the LIFO method was 44% and 43% at the end of 2016 and 2015, respectively.

Note 15.	BUSINESS SEGMENT AND GEOGRAPHIC REGION INFORMATION
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
Hydraulics
The Hydraulics segment is a global leader in hydraulics components, systems and services for industrial and mobile equipment. Eaton offers a wide range of power products including pumps, motors and hydraulic power units; a broad range of controls and sensing products including valves, cylinders and electronic controls; a full range of fluid conveyance products including industrial and hydraulic hose, fittings, and assemblies, thermoplastic hose and tubing, couplings, connectors, and assembly equipment; filtration systems solutions; industrial drum and disc brakes; and golf grips. The principal markets for the Hydraulics segment include renewable energy, marine, agriculture, oil and gas, construction, mining, forestry, utility, material handling, truck and bus, machine tools, molding, primary metals, and power generation. Key manufacturing customers in these markets and other customers are located globally. Products are sold and serviced through a variety of channels.
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
Vehicle
The Vehicle segment is a leader in the design, manufacture, marketing, and supply of: drivetrain, powertrain systems and critical components that reduce emissions and improve fuel economy, stability, performance, and safety of cars, light trucks and commercial vehicles. Products include transmissions, clutches, hybrid power systems, superchargers, engine valves and valve actuation systems, cylinder heads, locking and limited slip differentials, transmission controls, fuel vapor components, fluid connectors and conveyance products for the global vehicle industry. The principal markets for the Vehicle segment are original equipment manufacturers and aftermarket customers of heavy-, medium-, and light-duty trucks, SUVs, CUVs, passenger cars and agricultural equipment.
Other Information
No single customer represented greater than 10% of net sales in 2016, 2015 or 2014, respectively.
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

For purposes of business segment performance measurement, the Company does not allocate items that are of a non-operating nature or are of a corporate or functional governance nature. Corporate expenses consist of transaction costs associated with the acquisition of certain businesses and corporate office expenses including compensation, benefits, occupancy, depreciation, and other administrative costs. Identifiable assets of the business segments exclude goodwill, other intangible assets, and general corporate assets, which principally consist of certain cash, short-term investments, deferred income taxes, certain accounts receivable, certain property, plant and equipment, and certain other assets.
Business Segment Information

	2016	2015	2014
Net sales
Electrical Products	$6,957	$6,976	$7,254
Electrical Systems and Services	5,662	5,931	6,457
Hydraulics	2,222	2,459	2,975
Aerospace	1,753	1,807	1,860
Vehicle	3,153	3,682	4,006
Total net sales	$19,747	$20,855	$22,552

Segment operating profit
Electrical Products	$1,240	$1,156	$1,184
Electrical Systems and Services	711	776	843
Hydraulics	198	246	367
Aerospace	335	310	273
Vehicle	474	645	645
Total segment operating profit	2,958	3,133	3,312

Corporate
Litigation settlements	—	—	(644)
Amortization of intangible assets	(392)	(406)	(431)
Interest expense - net	(233)	(232)	(227)
Pension and other postretirement benefits expense	(60)	(130)	(138)
Other corporate expense - net	(146)	(220)	(111)
Income before income taxes	2,127	2,145	1,761
Income tax expense (benefit)	202	164	(42)
Net income	1,925	1,981	1,803
Less net income for noncontrolling interests	(3)	(2)	(10)
Net income attributable to Eaton ordinary shareholders	$1,922	$1,979	$1,793
Business segment operating profit was reduced by acquisition integration charges as follows:

	2016	2015	2014
Electrical Products	$3	$25	$66
Electrical Systems and Services	1	15	51
Hydraulics	—	2	12
Total	$4	$42	$129
Corporate acquisition integration charges totaled $5 and $25 in 2015 and 2014, respectively, and are included above in Other corporate expense - net. There was no corporate acquisition integration charges in 2016. See Note 3 for additional information about acquisition integration charges.

	2016	2015	2014
Identifiable assets
Electrical Products	$2,363	$2,538	$3,012
Electrical Systems and Services	2,222	2,285	2,512
Hydraulics	1,188	1,138	1,315
Aerospace	830	841	832
Vehicle	1,549	1,579	1,668
Total identifiable assets	8,152	8,381	9,339
Goodwill	13,201	13,479	13,893
Other intangible assets	5,514	6,014	6,556
Corporate	3,552	3,122	3,699
Total assets	$30,419	$30,996	$33,487

Capital expenditures for property, plant and equipment
Electrical Products	$134	$137	$170
Electrical Systems and Services	78	94	147
Hydraulics	92	61	79
Aerospace	28	33	28
Vehicle	142	119	160
Total	474	444	584
Corporate	23	62	48
Total expenditures for property, plant and equipment	$497	$506	$632

Depreciation of property, plant and equipment
Electrical Products	$141	$137	$148
Electrical Systems and Services	82	82	90
Hydraulics	64	67	67
Aerospace	27	28	28
Vehicle	109	113	130
Total	423	427	463
Corporate	63	52	51
Total depreciation of property, plant and equipment	$486	$479	$514

Geographic Region Information
Net sales are measured based on the geographic destination of sales. Long-lived assets consist of property, plant and equipment - net.

	2016	2015	2014
Net sales
United States	$10,937	$11,396	$11,701
Canada	898	969	1,113
Latin America	1,448	1,726	1,988
Europe	4,228	4,379	5,074
Asia Pacific	2,236	2,385	2,676
Total	$19,747	$20,855	$22,552

Long-lived assets
United States	$1,924	$1,982	$1,988
Canada	19	19	25
Latin America	281	243	306
Europe	681	734	799
Asia Pacific	538	587	632
Total	$3,443	$3,565	$3,750

Note 16.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
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
During 2016 and 2015, the Company undertook certain steps to restructure ownership of various subsidiaries. The transactions were entirely among wholly-owned subsidiaries under the common control of Eaton. This restructuring has been reflected as of the beginning of the earliest period presented below.

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME YEAR ENDED DECEMBER 31, 2016

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$6,447	$6,351	$11,961	$(5,012)	$19,747

Cost of products sold	—	5,078	4,686	8,649	(5,013)	13,400
Selling and administrative expense	141	1,155	760	1,449	—	3,505
Research and development expense	—	235	186	168	—	589
Interest expense (income) - net	—	230	18	(14)	(1)	233
Other expense (income) - net	(35)	(48)	42	(66)	—	(107)
Equity in loss (earnings) of subsidiaries, net of tax	(2,439)	(741)	(3,322)	(898)	7,400	—
Intercompany expense (income) - net	411	(157)	1,230	(1,484)	—	—
Income (loss) before income taxes	1,922	695	2,751	4,157	(7,398)	2,127
Income tax expense (benefit)	—	34	28	139	1	202
Net income (loss)	1,922	661	2,723	4,018	(7,399)	1,925
Less net loss (income) for noncontrolling interests	—	—	—	(5)	2	(3)
Net income (loss) attributable to Eaton ordinary shareholders	$1,922	$661	$2,723	$4,013	$(7,397)	$1,922

Other comprehensive income (loss)	(585)	53	(567)	(803)	1,317	(585)
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$1,337	$714	$2,156	$3,210	$(6,080)	$1,337

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME YEAR ENDED DECEMBER 31, 2015

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$6,925	$6,659	$12,533	$(5,262)	$20,855

Cost of products sold	—	5,508	5,036	8,981	(5,233)	14,292
Selling and administrative expense	141	1,223	738	1,494	—	3,596
Research and development expense	—	266	197	162	—	625
Interest expense (income) - net	—	222	21	(13)	2	232
Other expense (income) - net	—	—	24	(59)	—	(35)
Equity in loss (earnings) of subsidiaries, net of tax	(2,456)	(789)	(3,285)	(689)	7,219	—
Intercompany expense (income) - net	336	(425)	1,218	(1,129)	—	—
Income (loss) before income taxes	1,979	920	2,710	3,786	(7,250)	2,145
Income tax expense (benefit)	—	103	(69)	141	(11)	164
Net income (loss)	1,979	817	2,779	3,645	(7,239)	1,981
Less net loss (income) for noncontrolling interests	—	—	—	(3)	1	(2)
Net income (loss) attributable to Eaton ordinary shareholders	$1,979	$817	$2,779	$3,642	$(7,238)	$1,979

Other comprehensive income (loss)	(964)	6	(952)	(1,179)	2,125	(964)
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$1,015	$823	$1,827	$2,463	$(5,113)	$1,015

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME YEAR ENDED DECEMBER 31, 2014

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$6,990	$6,885	$13,521	$(4,844)	$22,552

Cost of products sold	—	5,519	5,075	9,882	(4,830)	15,646
Selling and administrative expense	171	1,246	742	1,651	—	3,810
Litigation settlements	—	644	—	—	—	644
Research and development expense	—	240	202	205	—	647
Interest expense (income) - net	—	225	25	(29)	6	227
Other expense (income) - net	—	(17)	(81)	(85)	—	(183)
Equity in loss (earnings) of subsidiaries, net of tax	(2,191)	(657)	(2,660)	(295)	5,803	—
Intercompany expense (income) - net	227	(263)	855	(819)	—	—
Income (loss) before income taxes	1,793	53	2,727	3,011	(5,823)	1,761
Income tax expense (benefit)	—	(100)	79	(14)	(7)	(42)
Net income (loss)	1,793	153	2,648	3,025	(5,816)	1,803
Less net loss (income) for noncontrolling interests	—	—	—	(8)	(2)	(10)
Net income (loss) attributable to Eaton ordinary shareholders	$1,793	$153	$2,648	$3,017	$(5,818)	$1,793

Other comprehensive income (loss)	(1,339)	(191)	(1,370)	(1,646)	3,207	(1,339)
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$454	$(38)	$1,278	$1,371	$(2,611)	$454

CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2016

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Assets
Current assets
Cash	$1	$92	$4	$446	$—	$543
Short-term investments	—	—	—	203	—	203
Accounts receivable - net	—	536	1,049	1,975	—	3,560
Intercompany accounts receivable	5	954	4,023	3,633	(8,615)	—
Inventory	—	342	642	1,349	(79)	2,254
Prepaid expenses and other current assets	—	77	42	237	25	381
Total current assets	6	2,001	5,760	7,843	(8,669)	6,941

Property, plant and equipment - net	—	857	706	1,880	—	3,443

Other noncurrent assets
Goodwill	—	1,355	6,293	5,553	—	13,201
Other intangible assets	—	169	3,442	1,903	—	5,514
Deferred income taxes	—	904	—	228	(772)	360
Investment in subsidiaries	32,795	13,743	72,938	12,516	(131,992)	—
Intercompany loans receivable	—	7,605	2,061	56,598	(66,264)	—
Other assets	—	491	134	335	—	960
Total assets	$32,801	$27,125	$91,334	$86,856	$(207,697)	$30,419

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$—	$—	$8	$6	$—	$14
Current portion of long-term debt	—	1,250	296	6	—	1,552
Accounts payable	1	372	252	1,093	—	1,718
Intercompany accounts payable	281	3,870	3,115	1,349	(8,615)	—
Accrued compensation	—	98	58	223	—	379
Other current liabilities	1	591	291	941	(2)	1,822
Total current liabilities	283	6,181	4,020	3,618	(8,617)	5,485

Noncurrent liabilities
Long-term debt	—	5,767	936	8	—	6,711
Pension liabilities	—	610	161	888	—	1,659
Other postretirement benefits liabilities	—	198	99	71	—	368
Deferred income taxes	—	—	732	361	(772)	321
Intercompany loans payable	17,621	2,603	44,788	1,252	(66,264)	—
Other noncurrent liabilities	—	327	211	396	—	934
Total noncurrent liabilities	17,621	9,505	46,927	2,976	(67,036)	9,993

Shareholders’ equity
Eaton shareholders’ equity	14,897	11,439	40,387	80,224	(132,050)	14,897
Noncontrolling interests	—	—	—	38	6	44
Total equity	14,897	11,439	40,387	80,262	(132,044)	14,941
Total liabilities and equity	$32,801	$27,125	$91,334	$86,856	$(207,697)	$30,419

CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2015

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Assets
Current assets
Cash	$—	$26	$7	$235	$—	$268
Short-term investments	—	—	2	175	—	177
Accounts receivable - net	—	512	1,036	1,931	—	3,479
Intercompany accounts receivable	1	842	3,903	3,033	(7,779)	—
Inventory	—	357	658	1,388	(80)	2,323
Prepaid expenses and other current assets	—	77	41	228	23	369
Total current assets	1	1,814	5,647	6,990	(7,836)	6,616

Property, plant and equipment - net	—	930	751	1,884	—	3,565

Other noncurrent assets
Goodwill	—	1,355	6,295	5,829	—	13,479
Other intangible assets	—	182	3,634	2,198	—	6,014
Deferred income taxes	—	1,016	—	218	(872)	362
Investment in subsidiaries	29,627	12,931	60,216	9,968	(112,742)	—
Intercompany loans receivable	—	8,641	1,573	44,835	(55,049)	—
Other assets	—	492	122	346	—	960
Total assets	$29,628	$27,361	$78,238	$72,268	$(176,499)	$30,996

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$—	$408	$—	$18	$—	$426
Current portion of long-term debt	—	1	240	1	—	242
Accounts payable	—	392	266	1,100	—	1,758
Intercompany accounts payable	219	4,009	2,380	1,171	(7,779)	—
Accrued compensation	—	77	53	236	—	366
Other current liabilities	1	644	319	874	(5)	1,833
Total current liabilities	220	5,531	3,258	3,400	(7,784)	4,625

Noncurrent liabilities
Long-term debt	—	7,053	675	17	1	7,746
Pension liabilities	—	639	165	782	—	1,586
Other postretirement benefits liabilities	—	245	118	77	—	440
Deferred income taxes	—	—	818	444	(872)	390
Intercompany loans payable	14,222	2,962	36,436	1,429	(55,049)	—
Other noncurrent liabilities	—	346	200	432	—	978
Total noncurrent liabilities	14,222	11,245	38,412	3,181	(55,920)	11,140

Shareholders’ equity
Eaton shareholders’ equity	15,186	10,585	36,568	65,650	(112,803)	15,186
Noncontrolling interests	—	—	—	37	8	45
Total equity	15,186	10,585	36,568	65,687	(112,795)	15,231
Total liabilities and equity	$29,628	$27,361	$78,238	$72,268	$(176,499)	$30,996

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS DECEMBER 31, 2016

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash provided by (used in) operating activities	$(253)	$(215)	$(236)	$3,256	$—	$2,552

Investing activities
Capital expenditures for property, plant and equipment	—	(92)	(114)	(291)	—	(497)
Cash received from (paid for) acquisitions of businesses, net of cash acquired	—	—	1	—	—	1
Sales (purchases) of short-term investment - net	—	—	2	(42)	—	(40)
Investments in affiliates	(1,250)	—	(120)	(1,370)	2,740	—
Return of investments in affiliates	—	—	47	—	(47)	—
Loans to affiliates	—	(337)	(655)	(8,208)	9,200	—
Repayments of loans from affiliates	—	1,293	—	5,893	(7,186)	—
Other - net	—	(9)	41	(25)	—	7
Net cash provided by (used in) investing activities	(1,250)	855	(798)	(4,043)	4,707	(529)

Financing activities
Proceeds from borrowings	—	21	610	—	—	631
Payments on borrowings	—	(408)	(231)	(14)	—	(653)
Proceeds from borrowings from affiliates	3,843	4,045	1,120	192	(9,200)	—
Payments on borrowings from affiliates	(646)	(4,655)	(1,844)	(41)	7,186	—
Capital contribution from affiliates	—	—	1,370	1,370	(2,740)	—
Return of investments in affiliates	—	—	—	(47)	47	—
Other intercompany financing activities	—	422	10	(432)	—	—
Cash dividends paid	(1,037)	—	—	—	—	(1,037)
Cash dividends paid to affiliates	—	—	—	—	—	—
Exercise of employee stock options	74	—	—	—	—	74
Repurchase of shares	(730)	—	—	—	—	(730)
Excess tax benefit from equity-based compensation	—	1	—	—	—	1
Other - net	—	—	(4)	(2)	—	(6)
Net cash provided by (used in) financing activities	1,504	(574)	1,031	1,026	(4,707)	(1,720)

Effect of currency on cash	—	—	—	(28)	—	(28)
Total increase (decrease) in cash	1	66	(3)	211	—	275
Cash at the beginning of the period	—	26	7	235	—	268
Cash at the end of the period	$1	$92	$4	$446	$—	$543

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS DECEMBER 31, 2015

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash provided by (used in) operating activities	$(137)	$(46)	$(288)	$2,846	$(4)	$2,371

Investing activities
Capital expenditures for property, plant and equipment	—	(94)	(146)	(266)	—	(506)
Cash received from (paid for) acquisitions of businesses, net of cash acquired	—	—	(35)	(37)	—	(72)
Sales (purchases) of short-term investments - net	—	—	(2)	39	—	37
Investments in affiliates	(1,482)	—	(1,176)	(1,482)	4,140	—
Loans to affiliates	—	(1,235)	(39)	(10,608)	11,882	—
Repayments of loans from affiliates	—	342	359	7,148	(7,849)	—
Proceeds from the sales of businesses	—	—	—	1	—	1
Other - net	—	(50)	47	(32)	—	(35)
Net cash provided by (used in) investing activities	(1,482)	(1,037)	(992)	(5,237)	8,173	(575)

Financing activities
Proceeds from borrowings	—	408	—	17	—	425
Payments on borrowings	—	(724)	(301)	(2)	—	(1,027)
Proceeds from borrowings from affiliates	3,322	6,885	997	678	(11,882)	—
Payments on borrowings from affiliates	(48)	(6,122)	(1,282)	(397)	7,849	—
Capital contribution from affiliates	—	1,176	1,482	1,482	(4,140)	—
Other intercompany financing activities	—	(688)	378	310	—	—
Cash dividends paid	(1,026)	—	—	—	—	(1,026)
Cash dividends received from affiliates	—	—	—	(4)	4	—
Exercise of employee stock options	52	—	—	—	—	52
Repurchase of shares	(682)	—	—	—	—	(682)
Excess tax benefit from equity-based compensation	—	1	—	—	—	1
Other - net	—	—	—	(10)	—	(10)
Net cash provided by (used in) financing activities	1,618	936	1,274	2,074	(8,169)	(2,267)

Effect of currency on cash	—	—	—	(42)	—	(42)
Total increase (decrease) in cash	(1)	(147)	(6)	(359)	—	(513)
Cash at the beginning of the period	1	173	13	594	—	781
Cash at the end of the period	$—	$26	$7	$235	$—	$268

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS DECEMBER 31, 2014

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash provided by (used in) operating activities	$(93)	$(411)	$(218)	$2,568	$32	$1,878

Investing activities
Capital expenditures for property, plant and equipment	—	(127)	(168)	(337)	—	(632)
Cash received from (paid for) acquisitions of businesses, net of cash acquired	—	—	—	2	—	2
Sales (purchases) of short-term investments - net	—	—	133	389	—	522
Investments in affiliates	(753)	—	—	(753)	1,506	—
Loans to affiliates	—	(354)	(162)	(10,546)	11,062	—
Repayments of loans from affiliates	—	978	212	8,451	(9,641)	—
Proceeds from the sales of businesses	—	93	175	14	—	282
Other - net	—	(47)	44	(28)	—	(31)
Net cash provided by (used in) investing activities	(753)	543	234	(2,808)	2,927	143

Financing activities
Proceeds from borrowings	—	—	—	—	—	—
Payments on borrowings	—	(553)	(1)	(28)	—	(582)
Proceeds from borrowings from affiliates	2,628	7,599	808	27	(11,062)	—
Payments on borrowings from affiliates	(476)	(6,907)	(1,875)	(383)	9,641	—
Issuance of stock to affiliates	—	—	753	753	(1,506)	—
Other intercompany financing activities	217	(169)	302	(350)	—	—
Cash dividends paid	(929)	—	—	—	—	(929)
Cash dividends paid to affiliates	—	—	—	32	(32)	—
Exercise of employee stock options	54	—	—	—	—	54
Repurchase of shares	(650)	—	—	—	—	(650)
Excess tax benefit from equity-based compensation	—	20	—	—	—	20
Other - net	—	—	—	(43)	—	(43)
Net cash provided by (used in) financing activities	844	(10)	(13)	8	(2,959)	(2,130)

Effect of currency on cash	—	—	—	(25)	—	(25)
Total increase (decrease) in cash	(2)	122	3	(257)	—	(134)
Cash at the beginning of the period	3	51	10	851	—	915
Cash at the end of the period	$1	$173	$13	$594	$—	$781

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Amounts are in millions of dollars or shares unless indicated otherwise (per share data assume dilution).
COMPANY OVERVIEW
Eaton Corporation plc (Eaton or the Company) is a power management company with 2016 net sales of $19.7 billion. The Company provides energy-efficient solutions that help its customers effectively manage electrical, hydraulic and mechanical power more efficiently, safely and sustainably. Eaton has approximately 95,000 employees in over 60 countries and sells products to customers in more than 175 countries.
Summary of Results of Operations
During 2016 and 2015, the Company's results of operations were impacted by decline in several of the Company's end markets. Further, the results of operations were negatively impacted by the strengthening in the value of the U.S. dollar. Despite the declining market conditions and unfavorable impact of currency translation, the Company generated solid operating margins and net income per share - diluted.
During 2015, Eaton announced a multi-year restructuring initiative to reduce its cost structure and gain efficiencies in all business segments and at corporate in order to respond to declining market conditions. Restructuring charges in 2016 and 2015 were $211 and $129, respectively. These charges were primarily comprised of severance costs. Restructuring charges are anticipated to be $100 in 2017. The projected annualized savings from these restructuring actions are expected to be $518, when fully realized in 2018.
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
A summary of Eaton’s Net sales, Net income attributable to Eaton ordinary shareholders, and Net income per share attributable to Eaton ordinary shareholders - diluted follows:

	2016	2015	2014
Net sales	$19,747	$20,855	$22,552
Net income attributable to Eaton ordinary shareholders	1,922	1,979	1,793
Net income per share attributable to Eaton ordinary shareholders - diluted	$4.21	$4.23	$3.76

RESULTS OF OPERATIONS
Non-GAAP Financial Measures
The following discussion of Consolidated Financial Results and Business Segment Results of Operations includes certain non-GAAP financial measures. These financial measures include operating earnings, operating earnings per ordinary share, and operating profit before acquisition integration charges for each business segment as well as corporate, each of which differs from the most directly comparable measure calculated in accordance with generally accepted accounting principles (GAAP). A reconciliation of operating earnings and operating earnings per ordinary share to the most directly comparable GAAP measure is included in the table below. Operating profit before acquisition integration charges is reconciled in the discussion of the operating results of each business segment, and excludes acquisition integration expense related to integration of Ephesus Lighting, Inc. and Oxalis Group Ltd. in 2016 and primarily Cooper Industries plc in 2015 and 2014. Management believes that these financial measures are useful to investors because they exclude certain transactions, allowing investors to more easily compare Eaton’s financial performance period to period. Management uses this information in monitoring and evaluating the on-going performance of Eaton and each business segment. For additional information on acquisition integration charges, see Note 3 to the Consolidated Financial Statements.

Consolidated Financial Results

	2016	Change from 2015	2015	Change from 2014	2014
Net sales	$19,747	(5)%	$20,855	(8)%	$22,552
Gross profit	6,347	(3)%	6,563	(5)%	6,906
Percent of net sales	32.1%		31.5%		30.6%
Income before income taxes	2,127	(1)%	2,145	22%	1,761
Net income	1,925	(3)%	1,981	10%	1,803
Less net income for noncontrolling interests	(3)		(2)		(10)
Net income attributable to Eaton ordinary shareholders	1,922	(3)%	1,979	10%	1,793
Excluding acquisition integration charges, after-tax (Note 3)	3		31		102
Operating earnings	$1,925	(4)%	$2,010	6%	$1,895

Net income per share attributable to Eaton ordinary shareholders - diluted	$4.21	—%	$4.23	13%	$3.76
Excluding per share impact of acquisition integration charges, after-tax (Note 3)	0.01		0.07		0.21
Operating earnings per ordinary share	$4.22	(2)%	$4.30	8%	$3.97
Net Sales
Net sales in 2016 decreased by 5% compared to 2015 due to a decrease of 4% in organic sales and decrease of 1% from the impact of negative currency translation. Net sales in 2015 decreased by 8% compared to 2014 due to a decrease of 6% from the impact of negative currency translation and a decrease of 2% in organic sales. The decrease in organic sales in 2016 and 2015 was primarily due to weakening demand in several of the Company's end markets.
Gross Profit
Gross profit margin increased from 31.5% in 2015 to 32.1% in 2016. The increase in gross profit margin in 2016 was primarily due to savings from restructuring actions and other cost control measures, partially offset by lower sales volumes, unfavorable product mix, and higher restructuring charges. Gross profit increased from 30.6% in 2014 to 31.5% in 2015. The increase in gross profit margin in 2015 was primarily due to cost savings from restructuring actions taken in the second half of 2015 and other cost control measures, partially offset by restructuring charges incurred in 2015.
Income Taxes
During 2016, an income tax expense of $202 was recognized (an effective tax rate of 9.5%) compared to income tax expense of $164 in 2015 (an effective tax rate of 7.7%). The 2016 effective tax rate increased from 2015 primarily due to greater levels of income earned in higher tax jurisdictions, partially offset by net decreases in worldwide tax liabilities.
During 2015, an income tax expense of $164 was recognized (an effective tax rate of 7.7%) compared to income tax benefit of $42 for 2014 (an effective tax benefit rate of 2.4%). In 2014, excluding the net tax benefit of 7.6% for the Meritor and Triumph litigation settlements and related legal costs and the gain on the sale of the Aerospace businesses, the effective tax rate was 5.2%. The 2015 effective tax rate increased from 2014 primarily due to greater levels of income earned in higher tax jurisdictions and net increases in worldwide tax liabilities.

Net Income
Net income attributable to Eaton ordinary shareholders of $1,922 in 2016 decreased 3% compared to $1,979 in 2015. The decrease in 2016 was primarily due to lower sales volumes, unfavorable product mix, and higher restructuring charges, partially offset by savings from restructuring actions, other cost control measures, a decrease in pension and other postretirement benefits expense, and income from several insurance matters of $68 during the fourth quarter of 2016. Net income attributable to Eaton ordinary shareholders of $1,979 in 2015 increased 10% compared to Net income attributable to Eaton ordinary shareholders of $1,793 in 2014. The increase in 2015 was primarily due to lower income in the second quarter of 2014 as a result of settlement of the Meritor and Triumph litigation matters for $500 and $147.5, respectively, partially offset by the impact of the sale of the Aerospace Power Distribution Management Solutions and Integrated Cockpit Solutions businesses. Excluding litigation settlements and gain on sale, net income attributable to Eaton ordinary shareholders declined in 2015 due to lower sales volume, the negative impact of currency translation, a higher tax rate, and higher restructuring charges incurred in 2015, offset by savings resulting from the 2015 restructuring actions and other cost control measures.
Operating Earnings
Operating earnings of $1,925 in 2016 decreased 4% compared to Operating earnings of $2,010 in 2015. The decrease was due to lower Net income attributable to Eaton ordinary shareholders and lower acquisition integration charges. Operating earnings of $2,010 in 2015 increased 6% compared to 2014 Operating earnings of $1,895. The increase was due to higher Net income attributable to Eaton ordinary shareholders, partially offset by lower acquisition integration charges.
Operating earnings per ordinary share decreased by 2% to $4.22 in 2016 compared to $4.30 in 2015. The decrease in Operating earnings per ordinary share in 2016 was due to lower Operating earnings, partially offset by the impact of the Company's share repurchases in 2016. Operating earnings per ordinary share of $4.30 in 2015 increased 8% from $3.97 in 2014. The increase in Operating earnings per ordinary share in 2015 was due to higher Operating earnings and the impact of the Company's share repurchases in 2015.
Business Segment Results of Operations
The following is a discussion of Net sales, operating profit and operating profit margin by business segment, which includes a discussion of operating profit and operating profit margin before acquisition integration charges. For additional information related to acquisition integration charges see Note 3 to the Consolidated Financial Statements.
Electrical Products

	2016	Change from 2015	2015	Change from 2014	2014
Net sales	$6,957	—%	$6,976	(4)%	$7,254

Operating profit	$1,240	7%	$1,156	(2)%	$1,184
Operating margin	17.8%		16.6%		16.3%

Acquisition integration charges	$3		$25		$66

Before acquisition integration charges
Operating profit	$1,243	5%	$1,181	(6)%	$1,250
Operating margin	17.9%		16.9%		17.2%
Net sales were broadly flat in 2016 compared to 2015 due to an increase of 1% in organic sales, offset by a decrease of 1% from the impact of negative currency translation. By region, organic sales grew in 2016 in the Americas and Europe, while organic sales declined in Asia Pacific. Net sales decreased 4% in 2015 compared to 2014 due to a decrease of 5% from the impact of negative currency translation, partially offset by an increase of 1% in organic sales. Organic sales in 2015 were positively impacted by North American markets.

Operating margin increased from 16.6% in 2015 to 17.8% in 2016. The increase in operating margin in 2016 was primarily due to savings from restructuring actions, other cost control measures, and lower acquisition integration charges, partially offset by higher restructuring charges and unfavorable product mix. Operating margin increased from 16.3% in 2014 to 16.6% in 2015. The increase in operating margin in 2015 was primarily due to savings from restructuring actions, other cost control measures, and lower acquisition integration charges, partially offset by lower sales volumes, unfavorable product mix and restructuring charges incurred in 2015.
Operating margin before acquisition integration charges increased from 16.9% in 2015 to 17.9% in 2016. The increase in operating margin before acquisition integration charges in 2016 was primarily due to an increase in operating margin, partially offset by lower acquisition integration charges. Operating margin before acquisition integration charges decreased from 17.2% in 2014 to 16.9% in 2015. The decrease in operating margin before acquisition integration charges in 2015 was primarily due to lower acquisition integration charges, partially offset by an increase in operating margin.
Electrical Systems and Services

	2016	Change from 2015	2015	Change from 2014	2014
Net sales	$5,662	(5)%	$5,931	(8)%	$6,457

Operating profit	$711	(8)%	$776	(8)%	$843
Operating margin	12.6%		13.1%		13.1%

Acquisition integration charges	$1		$15		$51

Before acquisition integration charges
Operating profit	$712	(10)%	$791	(12)%	$894
Operating margin	12.6%		13.3%		13.8%
Net sales decreased 5% in 2016 compared to 2015 due to a decrease of 3% in organic sales and a decrease of 2% from the impact of negative currency translation. The organic sales decline in 2016 was primarily due to continued weakness in oil and gas markets and large industrial projects, partially offset by growth in data centers and commercial construction markets. Net sales decreased 8% in 2015 compared to 2014 due to a decrease of 4% in organic sales and a decrease 4% from the impact of negative currency translation. The organic sales decline in 2015 was primarily due to weakness in global oil and gas and other industrial markets.
Operating margin decreased from 13.1% in 2015 to 12.6% in 2016. Operating margin decreased in 2016 primarily due to lower sales volumes, unfavorable product mix, and higher restructuring charges, partially offset by savings from restructuring actions and other cost control measures. Operating margin was flat at 13.1% in 2014 and 2015, as lower acquisition integration charges and savings from restructuring actions and other cost control measures was offset by restructuring charges incurred in 2015 and unfavorable product mix.
Operating margin before acquisition integration charges decreased from 13.3% in 2015 to 12.6% in 2016. The decrease in operating margin was primarily due to lower operating margins and lower acquisition integration charges. Operating margin before acquisition integration charges decreased from 13.8% in 2014 to 13.3% in 2015. The decrease in operating margin was primarily due to lower acquisition integration charges.

Hydraulics

	2016	Change from 2015	2015	Change from 2014	2014
Net sales	$2,222	(10)%	$2,459	(17)%	$2,975

Operating profit	$198	(20)%	$246	(33)%	$367
Operating margin	8.9%		10.0%		12.3%

Acquisition integration charges	$—		$2		$12

Before acquisition integration charges
Operating profit	$198	(20)%	$248	(35)%	$379
Operating margin	8.9%		10.1%		12.7%
Net sales in 2016 decreased 10% compared to 2015 due to a decrease in organic sales of 9% and a decrease of 1% from the impact of negative currency translation. The decrease in organic sales was due to continued weakness in both the mobile and industrial markets. Net sales in 2015 decreased 17% compared to 2014 due to a decrease in organic sales of 10% and a decrease of 7% from the impact of negative currency translation. The decrease in organic sales was due to broad weakness in global hydraulics markets.
Operating margin decreased from 10.0% in 2015 to 8.9% in 2016. The decrease in operating margin in 2016 was primarily due to lower sales volumes and higher restructuring costs, partially offset by savings from restructuring actions and other cost control measures. Operating margin decreased from 12.3% in 2014 to 10.0% in 2015. The decrease in operating margin during 2015 was primarily due to lower sales volumes and restructuring charges incurred in 2015, partially offset by savings from 2015 restructuring actions, other cost control measures, and efficiencies generated from certain restructuring activities taken in 2014.
Operating margin before acquisition integration charges decreased from 10.1% in 2015 to 8.9% in 2016. The decrease in operating margin before acquisition integration charges was primarily due to lower operating margins. Operating margin before acquisition integration charges decreased from 12.7% in 2014 to 10.1% in 2015. The decrease in operating margin before acquisition integration charges in 2015 was primarily due to lower operating margins and lower acquisition integration charges.
Aerospace

	2016	Change from 2015	2015	Change from 2014	2014
Net sales	$1,753	(3)%	$1,807	(3)%	$1,860

Operating profit	$335	8%	$310	14%	$273
Operating margin	19.1%		17.2%		14.7%
Net sales in 2016 decreased 3% compared to 2015 due to a decrease of 2% from the impact of negative currency translation and a decrease in organic sales of 1%. The decrease in organic sales during 2016 was primarily due to a decrease in military OEM markets and lower cost reimbursements on certain engineering programs, partially offset by growth in commercial markets. Net sales in 2015 decreased 3% compared to 2014 due to a decrease of 2% from the impact of negative currency translation and a decrease of 2% from the divestiture of Eaton's Aerospace Power Distribution Management Solutions and Integrated Cockpit Solutions business in the second quarter of 2014, offset by a 1% increase in organic sales. The increase in organic sales during 2015 was related to higher aftermarket sales and strength in commercial OEM markets, offset by a weakness in military OEM markets.
Operating margin increased from 17.2% in 2015 to 19.1% in 2016. The increase was primarily due to savings from restructuring actions, other cost control measures and reduced program development spending. Operating margin increased from 14.7% in 2014 to 17.2% in 2015. The increase was primarily due to favorable product mix, savings from restructuring actions and other cost control measures, partially offset by restructuring charges incurred in 2015.

Vehicle

	2016	Change from 2015	2015	Change from 2014	2014
Net sales	$3,153	(14)%	$3,682	(8)%	$4,006

Operating profit	$474	(27)%	$645	—%	$645
Operating margin	15.0%		17.5%		16.1%
Net sales decreased 14% in 2016 compared to 2015 due to a decrease in organic sales of 13% and a decrease of 1% from the impact of negative currency translation. The decrease in organic sales in 2016 was primarily due to the lower North American Class 8 truck market. Net sales decreased 8% in 2015 compared to 2014 due to a decrease of 8% from the impact of negative currency translation. Organic sales remained flat. Organic sales increased in 2015 in North American and Asia Pacific markets, but were offset by weakness in South American markets.
Operating margin decreased from 17.5% in 2015 to 15.0% in 2016. The decrease in operating margin in 2016 was primarily due to lower sales volumes and unfavorable product mix, partially offset by savings from restructuring actions and other cost control measures. Operating margin increased from 16.1% in 2014 to 17.5% in 2015. The increase in operating margin in 2015 was primarily due to favorable mix, savings from restructuring actions and other cost control measures, partially offset by lower sales volume and restructuring charges incurred in 2015.
Corporate Expense

	2016	Change from 2015	2015	Change from 2014	2014
Litigation settlements	$—	NM	$—	NM	$644
Amortization of intangible assets	392	(3)%	406	(6)%	431
Interest expense - net	233	—%	232	2%	227
Pension and other postretirement benefits expense	60	(54)%	130	(6)%	138
Gain on divestiture of Aerospace businesses	—	NM	—	NM	(154)
Other corporate expense - net	146	(34)%	220	(17)%	265
Total corporate expense	$831	(16)%	$988	(36)%	$1,551
Total Corporate expense decreased 16% in 2016 to $831 from $988 in 2015 primarily due to a decrease in pension and other postretirement benefits expense, and income from several insurance matters of $64 during the fourth quarter of 2016. The decrease in pension and other postretirement benefits expense is resulting from a change to the spot rate approach for measuring service and interest costs, higher discount rates and updated mortality tables. Total corporate expense decreased 36% in 2015 to $988 from $1,551 in 2014 primarily due to litigation settlements of $644 during the second quarter of 2014, partially offset by a gain of $154 on the divestiture of Eaton's Aerospace Power Distribution Management Solutions and Integrated Cockpit Solutions businesses during the second quarter of 2014. Excluding the litigation settlement and gain on the divestiture of the business, total corporate expenses-net decreased 7% in 2015 due to savings from cost control measures.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Financial Condition and Liquidity
Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk. The Company maintains access to the commercial paper markets through a $2,000 commercial paper program. On October 14, 2016, Eaton refinanced a $750, five-year revolving credit facility with a $750, five-year revolving credit facility that will expire October 14, 2021. Eaton also maintains a $500, four-year revolving credit facility that will expire on October 3, 2018 and a $750, five-year credit facility that will expire October 3, 2019. This refinancing maintains long-term revolving credit facilities at a total of $2,000. The revolving credit facilities are used to support commercial paper borrowings and are fully and unconditionally guaranteed by Eaton and certain of its direct and indirect subsidiaries on an unsubordinated, unsecured basis. There were no borrowings outstanding under Eaton's revolving credit facilities at December 31, 2016 or 2015. The Company had available lines of credit of $823 from various banks primarily for the issuance of letters of credit, of which there was $285 outstanding at December 31, 2016. Over the course of a year, cash, short-term investments and short-term debt may fluctuate in order to manage global liquidity. Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business as well as scheduled payments of long-term debt.
On September 20, 2016, a subsidiary of Eaton issued Euro denominated notes (Euro Notes) with a face value of €550 ($615 based on the September 20, 2016 spot rate), in accordance with Regulation S promulgated under the Securities Act of 1933, as amended. The Euro Notes mature in 2024 with interest payable annually at a rate of 0.75%. After financing costs and discounts, the issuer received proceeds totaling €544 ($609 based on the September 20, 2016 spot rate) from the issuance.
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
Sources and Uses of Cash
Operating Cash Flow
Net cash provided by operating activities was $2,552 in 2016, an increase of $181 compared to $2,371 in 2015. The increase was driven by lower pension contributions and lower working capital balances compared to 2015.
Net cash provided by operating activities was $2,371 in 2015, an increase of $493 compared to $1,878 in 2014. The increase was primarily due to payments totaling $654 for the Meritor, Triumph and related litigation in the third quarter of 2014.
For additional information on litigation settlements, see Note 8 to the Consolidated Financial Statements.
Investing Cash Flow
Net cash used in investing activities was $529 in 2016, a decrease in the use of cash of $46 compared to $575 in 2015. The decrease in 2016 was primarily driven by no business acquisitions completed in 2016 and lower capital expenditures in 2016 compared to 2015, partially offset by purchases of short-term investments of $40 in 2016 compared to sales of $37 in 2015. Capital expenditures were $497 in 2016 compared to $506 in 2015. Eaton expects approximately $525 in capital expenditures in 2017.
Net cash used in investing activities was $575 in 2015, a decrease of $718 compared to net cash provided by investing activities of $143 in 2014. The decrease in 2015 was principally due to fewer net proceeds from short-term investments of $37 in 2015 compared to $522 in 2014, and proceeds from the sale of business of $282 in 2014. Capital expenditures were $506 in 2015 compared to $632 in 2014.
Financing Cash Flow
Net cash used in financing activities was $1,720 in 2016, a decrease in the use of cash of $547 compared to $2,267 in 2015. The decrease in the use of cash was primarily due to lower payments on borrowings of $653 in 2016 compared to $1,027 in 2015 and higher proceeds from borrowings of $631 in 2016 compared to $425 in 2015, partially offset by higher share repurchases of $730 in 2016 compared to $682 in 2015.

Net cash used in financing activities was $2,267 in 2015, an increase in use of cash of $137 compared to $2,130 in 2014. The increase in the use of cash was primarily due to higher payments on borrowings of $1,027 in 2015 compared to $582 in 2014 and higher cash dividends paid of $1,026 in 2015 compared to $929 in 2014, offset by proceeds from borrowings of $425 in 2015.
Credit Ratings
Eaton's debt has been assigned the following credit ratings:

Credit Rating Agency (long- /short-term rating)	Rating	Outlook
Standard & Poor's	A-/A-2	Negative outlook
Moody's	Baa1/P-2	Stable outlook
Fitch	BBB+/F2	Stable outlook
Defined Benefits Plans
Pension Plans
During 2016, the fair value of plan assets in the Company’s employee pension plans increased $41 to $4,447 at December 31, 2016. The increase in plan assets was primarily due to better than expected return on plan assets and the Company's contributions to the pension plans, partially offset by the impact of negative currency translation. At December 31, 2016, the net unfunded position of $1,638 in pension liabilities consisted of $665 in the U.S. qualified pension plans, $850 in plans that have no minimum funding requirements, and $190 in all other plans that require minimum funding, partially offset by $67 in plans that are overfunded.
Funding requirements are a major consideration in making contributions to Eaton’s pension plans. With respect to the Company’s pension plans worldwide, the Company intends to contribute annually not less than the minimum required by applicable law and regulations. In 2016, $262 was contributed to the pension plans. The Company contributed $100 to U.S. qualified pension plans in early 2017 and anticipates making an additional $115 of contributions to certain pension plans during 2017. The funded status of the Company’s pension plans at the end of 2017, and future contributions, will depend primarily on the actual return on assets during the year and the discount rate used to calculate certain benefits at the end of the year. Depending on these factors, and the resulting funded status of the pension plans, the level of future contributions could be materially higher or lower than in 2016.
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
Goodwill impairment testing for 2016 was performed using a quantitative analysis under which the fair value for each reporting unit was estimated using a discounted cash flow model, which considered forecasted cash flows discounted at an estimated weighted-average cost of capital. The forecasted cash flows were based on the Company's long-term operating plan and a terminal value was used to estimate the operating segment's cash flows beyond the period covered by the operating plan. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market holders of a business enterprise. These analyses require the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates and the timing of expected future cash flows of the respective reporting unit. Sensitivity analyses were performed in order to assess the reasonableness of the assumptions and the resulting estimated fair values.
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
Based on a quantitative analysis performed in 2016 and qualitative analyses performed in 2015 and 2014, the fair values of Eaton's reporting units continue to substantially exceed the respective carrying amounts.
Indefinite Life Intangible Assets
Indefinite life intangible assets consist of certain trademarks. They are evaluated annually for impairment as of July 1 using either a quantitative or qualitative analysis to determine whether their fair values exceed their respective carrying amounts. Indefinite life intangible asset impairment testing for 2016 and 2015 was performed using a quantitative analysis. Determining the fair value of these assets requires significant judgment and the Company uses a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability.
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
For 2016 and 2015, the fair value of indefinite lived intangible assets exceeded the respective carrying value.

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

In 2016, the Company adopted a change in the method it uses to estimate the service and interest cost components of net periodic benefit cost for its defined benefit pension and other postretirement benefit plans. Prior to 2016, for the vast majority of its plans, the service and interest cost components were estimated using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. Beginning in 2016, the Company used a spot rate approach by applying the specific spot rates along the yield curve to the relevant projected cash flows in the estimation of the service and interest components of benefit cost, resulting in a more precise measurement. This change does not affect the measurement of total benefit obligations. The change was accounted for as a change in estimate and, accordingly, was accounted for prospectively starting in 2016. The reductions in service cost and interest cost for 2016 associated with this change in estimate were $3 and $42, respectively.
Key assumptions used to calculate pension and other postretirement benefits expense are adjusted at each year-end. A 1-percentage point change in the assumed rate of return on pension plan assets is estimated to have approximately a $43 effect on pension expense. Likewise, a 1-percentage point change in the discount rate is estimated to have approximately a $70 effect on pension expense. A 1-percentage point change in the assumed rate of return on other postretirement benefits assets is estimated to have approximately a $1 effect on other postretirement benefits expense. A 1-percentage point change in the discount rate is estimated to have approximately a $3 effect on expense for other postretirement benefits plans.
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
A number of factors affect the cost of environmental remediation, including the number of parties involved at a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing advancement of remediation technology. Taking these factors into account, Eaton has estimated the costs of remediation, which will be paid over a period of years. The Company accrues an amount on an undiscounted basis, consistent with the estimates of these costs, when it is probable that a liability has been incurred. At December 31, 2016 and 2015, $124 and $131, respectively, was accrued for these costs.
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
Eaton’s ability to access the commercial paper market, and the related cost of these borrowings, is based on the strength of its credit rating and overall market conditions. The Company has not experienced any material limitations in its ability to access these sources of liquidity. At December 31, 2016, Eaton had $2,000 of long-term revolving credit facilities with banks in support of its commercial paper program. It has no borrowings outstanding under these credit facilities.
Interest rate risk can be measured by calculating the short-term earnings impact that would result from adverse changes in interest rates. This exposure results from short-term debt, which includes commercial paper at a floating interest rate, long-term debt that has been swapped to floating rates, and money market investments that have not been swapped to fixed rates. Based upon the balances of investments and floating rate debt at year end 2016, a 100 basis-point increase in short-term interest rates would have increased the Company’s net, pretax interest expense by $36.

Eaton also measures interest rate risk by estimating the net amount by which the fair value of the Company’s financial liabilities would change as a result of movements in interest rates. Based on Eaton’s best estimate for a hypothetical, 100 basis point decrease in interest rates at December 31, 2016, the market value of the Company’s debt and interest rate swap portfolio, in aggregate, would increase by $435.
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

CONTRACTUAL OBLIGATIONS
A summary of contractual obligations as of December 31, 2016 follows:

	2017	2018 to 2019	2020 to 2021	Thereafter	Total
Long-term debt, including current portion(1)	$1,552	$913	$543	$5,169	$8,177
Interest expense related to long-term debt	295	473	415	1,755	2,938
Reduction of interest expense from interest rate swap agreements related to long-term debt	(44)	(36)	(12)	(58)	(150)
Operating leases	163	212	98	63	536
Purchase obligations	778	87	4	—	869
Other obligations	231	15	14	21	281
Total	$2,975	$1,664	$1,062	$6,950	$12,651

(1) Long-term debt excludes deferred gains and losses on derivatives related to debt, adjustments to fair market value, and premiums and discounts on long-term debentures.
Interest expense related to long-term debt is based on the fixed interest rate, or other applicable interest rate, related to the debt instrument. The reduction of interest expense due to interest rate swap agreements related to long-term debt is based on the difference in the fixed interest rate the Company receives from the swap, compared to the floating interest rate the Company pays on the swap. Purchase obligations are entered into with various vendors in the normal course of business. These amounts include commitments for purchases of raw materials, outstanding non-cancelable purchase orders, releases under blanket purchase orders, and commitments under ongoing service arrangements. Other long-term obligations principally include anticipated contributions of $215 to pension plans in 2017 and $58 of deferred compensation earned under various plans for which the participants have elected to receive disbursement at a later date.
The table above does not include future expected pension benefit payments or expected other postretirement benefits payments. Information related to the amounts of these future payments is described in Note 7 to the Consolidated Financial Statements. The table above also excludes the liability for unrecognized income tax benefits, since the Company cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities. At December 31, 2016, the gross liability for unrecognized income tax benefits totaled $629 and interest and penalties were $94.

FORWARD-LOOKING STATEMENTS
This Annual Report to Shareholders contains forward-looking statements concerning litigation and regulatory developments, expected pension or other post-retirement benefit payments, capital expenditures and the costs and benefits of restructuring actions, among other matters. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to Eaton, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside Eaton’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for the Company’s business segments; unanticipated downturns in business relationships with customers or their purchases from us; the availability of credit to customers and suppliers; competitive pressures on sales and pricing; unanticipated changes in the cost of material and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; strikes or other labor unrest; the impact of acquisitions and divestitures; unanticipated difficulties integrating acquisitions; new laws and governmental regulations; interest rate changes; tax rate changes or exposure to additional income tax liability; stock market and currency fluctuations; war, civil or political unrest or terrorism; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.

QUARTERLY DATA (unaudited)

	Quarter ended in 2016				Quarter ended in 2015
(In millions except for per share data)	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Net sales	$4,867	$4,987	$5,080	$4,813	$5,057	$5,203	$5,372	$5,223
Gross profit	1,548	1,616	1,661	1,522	1,630	1,606	1,697	1,630
Percent of net sales	31.8%	32.4%	32.7%	31.6%	32.2%	30.9%	31.6%	31.2%
Income before income taxes	559	573	553	442	555	487	598	505
Net income	508	522	492	403	534	445	535	467
Less net (income) loss for noncontrolling interests	(4)	1	(1)	1	(2)	1	—	(1)
Net income attributable to Eaton ordinary shareholders	$504	$523	$491	$404	$532	$446	$535	$466

Net income per share attributable to Eaton ordinary shareholders
Diluted	$1.12	$1.15	$1.07	$0.88	$1.15	$0.96	$1.14	$0.99
Basic	1.12	1.15	1.08	0.88	1.15	0.96	1.14	1.00

Cash dividends declared per ordinary share	$0.57	$0.57	$0.57	$0.57	$0.55	$0.55	$0.55	$0.55

Market price per ordinary share
High	$70.00	$68.20	$63.98	$63.99	$58.59	$68.23	$73.82	$72.78
Low	59.07	58.28	54.30	46.19	49.46	49.21	66.86	62.80

Earnings per share for the four quarters in a year may not equal full year earnings per share.

Acquisition integration charges included in Income before income taxes are as follows:

	Quarter ended in 2016				Quarter ended in 2015
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Acquisition integration charges	$1	$1	$1	$1	$14	$10	$12	$11

FIVE-YEAR CONSOLIDATED FINANCIAL SUMMARY (unaudited)

(In millions except for per share data)	2016	2015	2014	2013	2012
Net sales	$19,747	$20,855	$22,552	$22,046	$16,311
Income before income taxes	2,127	2,145	1,761	1,884	1,251
Net income	1,925	1,981	1,803	1,873	1,220
Less net income for noncontrolling interests	(3)	(2)	(10)	(12)	(3)
Net income attributable to Eaton ordinary shareholders	$1,922	$1,979	$1,793	$1,861	$1,217

Net income per share attributable to Eaton ordinary shareholders
Diluted	$4.21	$4.23	$3.76	$3.90	$3.46
Basic	4.22	4.25	3.78	3.93	3.54

Weighted-average number of ordinary shares outstanding
Diluted	456.5	467.1	476.8	476.7	350.9
Basic	455.0	465.5	474.1	473.5	347.8

Cash dividends declared per ordinary share	$2.28	$2.20	$1.96	$1.68	$1.52

Total assets (1)	$30,419	$30,996	$33,487	$35,442	$35,746
Long-term debt (1)	6,711	7,746	7,982	8,920	9,711
Total debt (1)	8,277	8,414	8,992	9,500	10,772
Eaton shareholders' equity	14,897	15,186	15,786	16,791	15,113
Eaton shareholders' equity per ordinary share	$33.15	$33.10	$33.74	$35.34	$32.11
Ordinary shares outstanding	449.4	458.8	467.9	475.1	470.7
(1) Certain amounts for the years 2012 through 2015 have been adjusted to reflect the retrospective application of the Company's reclassification of debt issuance costs upon the adoption of Accounting Standard Update 2015-03, as described in Note 1 to the consolidated financial statements.

Eaton Corporation plc
2016 Annual Report on Form 10-K
Exhibit Index

3 (i)	Certificate of Incorporation - Incorporated by reference to the Form S-8 filed November 30, 2012

3 (ii)	Amended and restated Memorandum and Articles of Incorporation - Incorporated by reference to the Form 10-Q Report for the three months ended September 30, 2012

4 (a)	Pursuant to Regulation S-K Item 601(b) (4), the Company agrees to furnish to the SEC, upon request, a copy of the instruments defining the rights of holders of its other long-term debt

10	Material contracts

	(a)	Senior Executive Incentive Compensation Plan (effective February 27, 2013) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

	(b)	Deferred Incentive Compensation Plan II - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

	(c)	First Amendment to Deferred Incentive Compensation Plan II - Incorporated by reference to the Form S-8 filed November 30, 2012

	(d)	Excess Benefits Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

	(e)	First Amendment to Excess Benefits Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

	(f)	Incentive Compensation Deferral Plan II - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

	(g)	First Amendment to Incentive Compensation Deferral Plan II - Incorporated by reference to the Form S-8 filed November 30, 2012

	(h)	Limited Eaton Service Supplemental Retirement Income Plan II - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

	(i)	First Amended to Limited Eaton Service Supplemental Retirement Income Plan II - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

	(j)	Supplemental Benefits Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

	(k)	First Amendment to Supplemental Benefits Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

	(l)	Form of Restricted Share Unit Agreement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2015

	(m)	Form of Restricted Share Award Agreement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2015

	(n)	Form of Restricted Share Agreement (Non-Employee Directors) - Incorporated by reference to the Form 8-K Report filed February 1, 2010

	(o)	Form of Directors' Restricted Share Unit Agreement - Incorporated by reference to the Form 10-K report for the year ended December 31, 2012

	(p)	Form of Stock Option Agreement for Executives - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2015

	(q)	Form of Stock Option Agreement for Non-Employee Directors (2008) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

	(r)	Amended and Restated 2002 Stock Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

	(s)	Amended and Restated 2004 Stock Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

(t)	Amended and Restated 2008 Stock Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

(u)	Second Amended and Restated 2009 Stock Plan - Incorporated by reference to Form S-8 filed November 30, 2012

(v)	Amended and Restated 2012 Stock Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

(w)	Amendment to Amended and Restated 2012 Stock Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(x)	First Amendment to 2005 Non-Employee Director Fee Deferral Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

(y)	2013 Non-Employee Director Fee Deferral Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(z)	2015 Stock Plan - Incorporated by reference to the Form S-8 filed on October 30, 2015

(aa)	Form of Change of Control Agreement entered into with officers of Eaton Corporation - Incorporated by reference to the Form 8-K Report filed on December 17, 2015

(bb)	Form of Indemnification Agreement entered into with directors - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(cc)	Form of Indemnification Agreement II entered into with directors - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(dd)	Amended and Restated Executive Strategic Incentive Plan (amended and restated February 27, 2013) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(ee)	Executive Strategic Incentive Plan II (effective January 1, 2001) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(ff)	Amended and Restated Supplemental Executive Strategic Incentive Plan (amended and restated February 27, 2013) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(gg)	Deferred Incentive Compensation Plan (amended and restated effective November 1, 2007) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2009

(hh)	Group Replacement Insurance Plan (GRIP) (effective June 1, 1992) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 1992

(ii)	Excess Benefits Plan (amended and restated effective January 1, 1989) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(jj)	Amendment to Excess Benefits Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(kk)	Supplemental Benefits Plan (amended and restated January 1, 1989) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(ll)	Amendment to Supplemental Benefits Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(mm)
Eaton Corporation Board of Directors Policy on Incentive Compensation, Stock Options and Other Equity Grants upon the Restatement of Financial Results - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2015

(nn)
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

(pp)	Eaton Savings Plan 2016 Restatement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2015

	(qq)	Eaton Personal Investment Plan 2015 Restatement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2015

	(rr)	Performance Share Award Agreement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2015

	(ss)	Form of Indemnification Agreement entered into with officers of Eaton Corporation - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2015

	(tt)	Amendment to Limited Eaton Service Supplemental Retirement Income Plan I- Incorporated by reference to the Form 10-K Report for the year ended December 31, 2015

	(uu)	First Amendment to Eaton Savings Plan - Filed in conjunction with this Form 10-K Report *

	(vv)	Second Amendment to Eaton Savings Plan - Filed in conjunction with this Form 10-K Report *

	(ww)	First Amendment to Eaton Personal Investment Plan - Filed in conjunction with this Form 10-K Report *

	(xx)	Second Amendment to Eaton Personal Investment Plan - Filed in conjunction with this Form 10-K Report *

	(yy)	Amendment to Eaton Corporation Excess Benefit Plan - Filed in conjunction with this Form 10-K Report *

	(zz)	Amendment to Eaton Corporation Supplemental Benefits Plan - Filed in conjunction with this Form 10-K Report *

	(aaa)	Second Amendment to Eaton Corporation Excess Benefit Plan II - Filed in conjunction with this Form 10-K Report *

	(bbb)	Second Amendment to Limited Eaton Service Supplemental Retirement Income Plan II - Filed in conjunction with this Form 10-K Report *

	(ccc)	Second Amendment to Eaton Corporation Supplemental Benefits Plan II - Filed in conjunction with this Form 10-K Report *

	(ddd)	2016 RSU Grant Agreement - Filed in conjunction with this Form 10-K Report *

	(eee)	2016 Performance Share Grant Agreement - Filed in conjunction with this Form 10-K Report *

	(fff)	Special 2016 Performance Share Grant Agreement - Filed in conjunction with this Form 10-K Report *

12		Ratio of Earnings to Fixed Charges - Filed in conjunction with this Form 10-K Report *

14		Code of Ethics - Incorporated by reference to the definitive Proxy Statement filed on March 14, 2008

21		Subsidiaries of Eaton Corporation plc - Filed in conjunction with this Form 10-K Report *

23		Consent of Independent Registered Public Accounting Firm - Filed in conjunction with this Form 10-K Report *

24		Power of Attorney - Filed in conjunction with this Form 10-K Report *

31.1		Certification of Principal Executive Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302) - Filed in conjunction with this Form 10-K Report *

31.2		Certification of Principal Financial Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302) - Filed in conjunction with this Form 10-K Report *

32.1		Certification of Principal Executive Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906) - Filed in conjunction with this Form 10-K Report *

32.2		Certification of Principal Financial Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906) - Filed in conjunction with this Form 10-K Report *

101.INS		XBRL Instance Document *

101.SCH		XBRL Taxonomy Extension Schema Document *

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
_______________________________

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014 (iii) Consolidated Balance Sheets at December 31, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, (v) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2016, 2015 and 2014 and (vi) Notes to Consolidated Financial Statements for the year ended December 31, 2016.