Form 10-Q
period 2017-03-31
Eaton Corp plc
filed 2017-05-02
CIK 1551182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer," “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐	(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange
Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 447.3 million Ordinary Shares outstanding as of March 31, 2017.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	2
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26
ITEM 4. CONTROLS AND PROCEDURES	26
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	26
ITEM 1A. RISK FACTORS	26
ITEM 2. UNRESTRICTED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	27
ITEM 5. OTHER INFORMATION	27
ITEM 6. EXHIBITS	27
SIGNATURES	28
EXHIBIT INDEX	29
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended March 31
(In millions except for per share data)	2017	2016
Net sales	$4,848	$4,813

Cost of products sold	3,310	3,291
Selling and administrative expense	885	892
Research and development expense	143	149
Interest expense - net	61	57
Other income - net	(15)	(18)
Income before income taxes	464	442
Income tax expense	32	39
Net income	432	403
Less net loss for noncontrolling interests	—	1
Net income attributable to Eaton ordinary shareholders	$432	$404

Net income per share attributable to Eaton ordinary shareholders
Diluted	$0.96	$0.88
Basic	0.96	0.88

Weighted-average number of ordinary shares outstanding
Diluted	451.0	459.8
Basic	448.8	458.6

Cash dividends declared per ordinary share	$0.60	$0.57

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended March 31
(In millions)	2017	2016
Net income	$432	$403
Less net loss for noncontrolling interests	—	1
Net income attributable to Eaton ordinary shareholders	432	404

Other comprehensive income, net of tax
Currency translation and related hedging instruments	228	261
Pensions and other postretirement benefits	33	34
Cash flow hedges	2	(22)
Other comprehensive income attributable to Eaton ordinary shareholders	263	273

Total comprehensive income attributable to Eaton ordinary shareholders	$695	$677

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	March 31, 2017	December 31, 2016
Assets
Current assets
Cash	$222	$543
Short-term investments	301	203
Accounts receivable - net	3,673	3,560
Inventory	2,344	2,254
Prepaid expenses and other current assets	435	381
Total current assets	6,975	6,941

Property, plant and equipment
Land and buildings	2,413	2,369
Machinery and equipment	5,792	5,670
Gross property, plant and equipment	8,205	8,039
Accumulated depreciation	(4,724)	(4,596)
Net property, plant and equipment	3,481	3,443

Other noncurrent assets
Goodwill	13,296	13,201
Other intangible assets	5,441	5,514
Deferred income taxes	439	360
Other assets	979	960
Total assets	$30,611	$30,419

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$208	$14
Current portion of long-term debt	1,328	1,552
Accounts payable	1,891	1,718
Accrued compensation	270	379
Other current liabilities	1,860	1,822
Total current liabilities	5,557	5,485

Noncurrent liabilities
Long-term debt	6,677	6,711
Pension liabilities	1,553	1,659
Other postretirement benefits liabilities	366	368
Deferred income taxes	319	321
Other noncurrent liabilities	940	934
Total noncurrent liabilities	9,855	9,993

Shareholders’ equity
Eaton shareholders’ equity	15,157	14,897
Noncontrolling interests	42	44
Total equity	15,199	14,941
Total liabilities and equity	$30,611	$30,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31
(In millions)	2017	2016
Operating activities
Net income	$432	$403
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	225	233
Deferred income taxes	(38)	(13)
Pension and other postretirement benefits expense	51	59
Contributions to pension plans	(128)	(42)
Contributions to other postretirement benefits plans	(6)	(11)
Changes in working capital	(163)	(296)
Other - net	90	55
Net cash provided by operating activities	463	388

Investing activities
Capital expenditures for property, plant and equipment	(116)	(111)
Cash received from acquisitions of businesses, net of cash acquired	—	1
Purchases of short-term investments - net	(93)	(53)
Other - net	(20)	4
Net cash used in investing activities	(229)	(159)

Financing activities
Proceeds from borrowings	194	418
Payments on borrowings	(254)	(241)
Cash dividends paid	(263)	(256)
Exercise of employee stock options	38	17
Repurchase of shares	(255)	(100)
Employee taxes paid from shares withheld	(20)	(17)
Other - net	(3)	2
Net cash used in financing activities	(563)	(177)

Effect of currency on cash	8	13
Total (decrease) increase in cash	(321)	65
Cash at the beginning of the period	543	268
Cash at the end of the period	$222	$333

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
This Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in Eaton’s 2016 Form 10-K. The interim period results are not necessarily indicative of the results to be expected for the full year. Management has evaluated subsequent events through the date this Form 10-Q was filed with the Securities and Exchange Commission.
During the first quarter of 2017, the Company adopted Accounting Standards Update 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, (ASU 2016-09). Upon adoption, the Company recorded deferred tax assets of $48 for all excess tax benefits that had not been previously recognized. This was accomplished through a cumulative-effect adjustment to retained earnings. ASU 2016-09 also requires that all excess tax benefits and deficiencies generated in the current and future periods be recorded as income tax benefit or expense in the reporting period in which they occur. These excess tax benefits and deficiencies, which were previously required to be presented as financing activities on the Company’s Condensed Consolidated Statements of Cash Flows, are now classified as operating activities prospectively. The Company also reclassified $20 and $17 for the first quarter of 2017 and 2016, respectively, from operating activities to financing activities on the Company’s Condensed Consolidated Statements of Cash Flows for withholding payments made to taxing authorities from shares withheld from employees. The Company will continue to estimate forfeitures as part of recording equity-based compensation expense.
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

Note 2.	ACQUISITION INTEGRATION CHARGES
Eaton incurs integration charges related to acquired businesses. A summary of these charges follows:

	Three months ended March 31
	2017	2016
Electrical Products	$1	$—
Electrical Systems and Services	—	1
Total acquisition integration charges before income taxes	1	1
Income taxes	—	1
Total after income taxes	$1	$—
Per ordinary share - diluted	$—	$—
Business segment acquisition integration charges in 2017 related to the integration of Ephesus Lighting, Inc. (Ephesus), which was acquired in 2015. The charges associated with Ephesus were included in Selling and administrative expense. Business segment acquisition integration charges in 2016 related to the integration of Oxalis Group Ltd. (Oxalis), which was acquired in 2015. The charges associated with Oxalis were included in Cost of products sold. In Business Segment Information, the charges reduced Operating profit of the related business segment. See Note 12 for additional information about business segments.

Note 3.	RESTRUCTURING CHARGES
During 2015, Eaton announced its commitment to undertake actions to reduce its cost structure in all business segments and at corporate. Restructuring charges incurred in the first quarter of 2017 and 2016 were $20 and $63, respectively. The charges associated with restructuring activities are anticipated to be $100 in 2017.
A summary of restructuring charges by type follows:

	Three months ended March 31
	2017	2016
Workforce reductions	$8	$57
Plant closings and other	12	6
Total	$20	$63
A summary of restructuring charges by segment follows:

	Three months ended March 31
	2017	2016
Electrical Products	$3	$17
Electrical Systems & Services	2	10
Hydraulics	9	16
Aerospace	1	4
Vehicle	2	12
Corporate	3	4
Total	$20	$63

A summary of liabilities related to workforce reductions, plant closings and other associated costs announced in 2015 follows:

	Workforce reductions	Plant closings and other	Total
Balance at December 31, 2015	$54	$—	$54
Liability recognized	177	34	211
Payments	(116)	(13)	(129)
Other adjustments	(2)	(20)	(22)
Balance at December 31, 2016	113	1	114
Liability recognized	8	12	20
Payments	(32)	(8)	(40)
Other adjustments	(3)	(4)	(7)
Balance at March 31, 2017	$86	$1	$87
These charges were included in Cost of products sold, Selling and administrative expenses or Other income-net, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment. See Note 12 for additional information about business segments.

Note 4.	GOODWILL
Change in the carrying amount of goodwill by segment follows:

	Electrical Products	Electrical Systems and Services	Hydraulics	Aerospace	Vehicle	Total
December 31, 2016	$6,497	$4,203	$1,221	$938	$342	$13,201
Translation	56	32	5	1	1	95
March 31, 2017	$6,553	$4,235	$1,226	$939	$343	$13,296

Note 5.    RETIREMENT BENEFITS PLANS
The components of retirement benefits expense follow:

	United States pension benefit expense		Non-United States pension benefit expense		Other postretirement benefits expense
	Three months ended March 31
	2017	2016	2017	2016	2017	2016
Service cost	$24	$28	$17	$16	$1	$1
Interest cost	31	31	13	16	3	4
Expected return on plan assets	(61)	(63)	(23)	(24)	(1)	(1)
Amortization	20	23	13	9	(3)	(2)
	14	19	20	17	—	2
Settlements and special termination benefits	17	21	—	—	—	—
Total expense	$31	$40	$20	$17	$—	$2

Note 6.	LEGAL CONTINGENCIES
Eaton is subject to a broad range of claims, administrative and legal proceedings such as lawsuits that relate to contractual allegations, tax audits, patent infringement, personal injuries, antitrust matters and employment-related matters. Eaton is also subject to asbestos claims from historic products which may have contained asbestos. Insurance may cover some of the costs associated with these claims and proceedings. Although it is not possible to predict with certainty the outcome or cost of these matters, the Company believes they will not have a material adverse effect on the consolidated financial statements.

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
The effective income tax rate for the first quarter of 2017 was an expense of 7%, compared to an expense of 9% for the first quarter of 2016. The decrease in the effective tax rate in the first quarter of 2017 was primarily due to the excess tax benefits recognized for employee share-based payments in the quarter pursuant to the adoption of ASU 2016-09 as discussed in Note 1.

Note 8.	EQUITY
On October 22, 2013, Eaton's Board of Directors adopted a share repurchase program (the 2013 Program). Under the 2013 Program, the ordinary shares were expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During the first quarter of 2016, 1.5 million ordinary shares were repurchased under the 2013 Program in the open market at a total cost of $82. On February 24, 2016, the Board of Directors approved a new share repurchase program for share repurchases up to $2,500 of ordinary shares (2016 Program). Under the 2016 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During the first quarter of 2017 and 2016, 3.6 million and 0.3 million ordinary shares, respectively, were repurchased under the 2016 Program in the open market at a total cost of $255 and $18, respectively.
The changes in Shareholders’ equity follow:

	Eaton shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2016	$14,897	$44	$14,941
Cumulative-effect adjustment upon adoption of ASU 2016-09	48	—	48
Net income	432	—	432
Other comprehensive income	263	—	263
Cash dividends paid and accrued	(269)	(2)	(271)
Issuance of shares under equity-based compensation plans - net	41	—	41
Repurchase of shares	(255)	—	(255)
Balance at March 31, 2017	$15,157	$42	$15,199
The changes in Accumulated other comprehensive loss follow:

	Currency translation and related hedging instruments	Pensions and other postretirement benefits	Cash flow hedges	Total
Balance at December 31, 2016	$(3,062)	$(1,380)	$(6)	$(4,448)
Other comprehensive (loss) income before reclassifications	228	2	(1)	229
Amounts reclassified from Accumulated other comprehensive loss (income)	—	31	3	34
Net current-period Other comprehensive income (loss)	228	33	2	263
Balance at March 31, 2017	$(2,834)	$(1,347)	$(4)	$(4,185)

The reclassifications out of Accumulated other comprehensive loss follow:

	Three months ended March 31, 2017		Consolidated statements of income classification
Amortization of defined benefit pensions and other postretirement benefits items
Actuarial loss and prior service cost	$(47)	[1]
Tax benefit	16
Total, net of tax	(31)

Gains and (losses) on cash flow hedges
Currency exchange contracts	(4)		Cost of products sold
Tax benefit	1
Total, net of tax	(3)

Total reclassifications for the period	$(34)
1 These components of Accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 5 for additional information about pension and other postretirement benefits items.

Net Income Per Share Attributable to Eaton Ordinary Shareholders
A summary of the calculation of net income per share attributable to Eaton ordinary shareholders follows:

	Three months ended March 31
(Shares in millions)	2017	2016
Net income attributable to Eaton ordinary shareholders	$432	$404

Weighted-average number of ordinary shares outstanding - diluted	451.0	459.8
Less dilutive effect of equity-based compensation	2.2	1.2
Weighted-average number of ordinary shares outstanding - basic	448.8	458.6

Net income per share attributable to Eaton ordinary shareholders
Diluted	$0.96	$0.88
Basic	0.96	0.88
For the first quarter of 2017 and 2016, 1.2 million and 2.4 million stock options, respectively, were excluded from the calculation of diluted net income per share attributable to Eaton ordinary shareholders because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive.

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

A summary of financial instruments recognized at fair value, and the fair value measurements used, follows:

	Total	Level 1	Level 2	Level 3
March 31, 2017
Cash	$222	$222	$—	$—
Short-term investments	301	301	—	—
Net derivative contracts	46	—	46	—
Long-term debt converted to floating interest rates by interest rate swaps - net	(47)	—	(47)	—

December 31, 2016
Cash	$543	$543	$—	$—
Short-term investments	203	203	—	—
Net derivative contracts	(3)	—	(3)	—
Long-term debt converted to floating interest rates by interest rate swaps - net	(58)	—	(58)	—
Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities. No financial instruments were measured using unobservable inputs.
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $8,005 and fair value of $8,261 at March 31, 2017 compared to $8,263 and $8,477, respectively, at December 31, 2016. The fair value of Eaton's debt instruments were estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities, and are considered a Level 2 fair value measurement.

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
Eaton uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against foreign currency exposure (net investment hedges). Foreign currency denominated debt designated as non-derivative net investment hedging instruments on an after-tax basis was $89 at March 31, 2017 and $86 at December 31, 2016, and designated on a pre-tax basis was $580 at March 31, 2017 and $572 at December 31, 2016.
Derivative Financial Statement Impacts
The fair value of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets follows:

	Notional amount	Other current assets	Other noncurrent assets	Other current liabilities	Other noncurrent liabilities	Type of hedge	Term
March 31, 2017
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$3,715	$—	$58	$1	$10	Fair value	7 months to 18 years
Forward starting floating-to-fixed interest rate swaps	450	—	18	—	—	Cash flow	11 years
Currency exchange contracts	858	10	1	22	13	Cash flow	1 to 36 months
Total		$10	$77	$23	$23

Derivatives not designated as hedges
Currency exchange contracts	$3,975	$32		$27			1 to 12 months
Commodity contracts	7	—		—			1 to 12 months
Total		$32		$27

December 31, 2016
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$3,765	$1	$65	$—	$8	Fair value	3 months to 18 years
Forward starting floating-to-fixed interest rate swaps	450	—	19	—	1	Cash flow	11 years
Currency exchange contracts	802	11	1	22	17	Cash flow	1 to 36 months
Total		$12	$85	$22	$26

Derivatives not designated as hedges
Currency exchange contracts	$5,333	$31		$85			1 to 12 months
Commodity contracts	10	2		—			1 to 12 months
Total		$33		$85
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

The impact of derivative instruments to the Consolidated Statement of Income and Comprehensive Income follow:

	Gain (loss) recognized in other comprehensive (loss) income		Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	Three months ended March 31			Three months ended March 31
	2017	2016		2017	2016
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	$—	$(9)	Interest expense - net	$—	$—
Currency exchange contracts	(1)	(22)	Cost of products sold	(4)	3
Total	$(1)	$(31)		$(4)	$3

Amounts recognized in net income follow:

	Three months ended March 31
	2017	2016
Derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps	$(11)	$76
Related long-term debt converted to floating interest rates by interest rate swaps	11	(76)
	$—	$—
Gains and losses described above were recognized in Interest expense - net.

Note 11.	INVENTORY
Inventory accounted for using the first-in, first out (FIFO) method is carried at lower of cost or net realizable value. Inventory accounted for using the last-in, first-out (LIFO) method is carried at lower of cost or market. The components of inventory follow:

	March 31, 2017	December 31, 2016
Raw materials	$884	$880
Work-in-process	418	396
Finished goods	1,140	1,074
Inventory at FIFO	2,442	2,350
Excess of FIFO over LIFO cost	(98)	(96)
Total inventory	$2,344	$2,254

Note 12.	BUSINESS SEGMENT INFORMATION
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance. Eaton’s operating segments are Electrical Products, Electrical Systems and Services, Hydraulics, Aerospace and Vehicle. Operating profit includes the operating profit from intersegment sales. For additional information regarding Eaton’s business segments, see Note 15 to the Consolidated Financial Statements contained in the 2016 Form 10-K.

	Three months ended March 31
	2017	2016
Net sales
Electrical Products	$1,712	$1,680
Electrical Systems and Services	1,333	1,342
Hydraulics	587	551
Aerospace	428	445
Vehicle	788	795
Total net sales	$4,848	$4,813

Segment operating profit
Electrical Products	$297	$271
Electrical Systems and Services	155	159
Hydraulics	60	41
Aerospace	79	80
Vehicle	108	118
Total segment operating profit	699	669

Corporate
Amortization of intangible assets	(94)	(100)
Interest expense - net	(61)	(57)
Pension and other postretirement benefits expense	(11)	(14)
Other corporate expense - net	(69)	(56)
Income before income taxes	464	442
Income tax expense	32	39
Net income	432	403
Less net loss for noncontrolling interests	—	1
Net income attributable to Eaton ordinary shareholders	$432	$404

Note 13.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
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
During 2017 and 2016, the Company undertook certain steps to restructure ownership of various subsidiaries. The transactions were entirely among wholly-owned subsidiaries under the common control of Eaton. This restructuring has been reflected as of the beginning of the earliest period presented below.

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2017
	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$1,572	$1,595	$2,991	$(1,310)	$4,848

Cost of products sold	—	1,253	1,188	2,181	(1,312)	3,310
Selling and administrative expense	32	326	194	333	—	885
Research and development expense	—	54	47	42	—	143
Interest expense (income) - net	—	60	5	(4)	—	61
Other expense (income) - net	7	—	(1)	(21)	—	(15)
Equity in loss (earnings) of subsidiaries, net of tax	(581)	(190)	(872)	(107)	1,750	—
Intercompany expense (income) - net	110	(39)	333	(404)	—	—
Income (loss) before income taxes	432	108	701	971	(1,748)	464
Income tax expense (benefit)	—	(3)	16	17	2	32
Net income (loss)	432	111	685	954	(1,750)	432
Less net loss (income) for noncontrolling interests	—	—	—	(1)	1	—
Net income (loss) attributable to Eaton ordinary shareholders	$432	$111	$685	$953	$(1,749)	$432

Other comprehensive income (loss)	$263	$60	$271	$322	$(653)	$263
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$695	$171	$956	$1,275	$(2,402)	$695

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2016
	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$1,538	$1,575	$2,873	$(1,173)	$4,813

Cost of products sold	—	1,196	1,200	2,070	(1,175)	3,291
Selling and administrative expense	2	365	196	329	—	892
Research and development expense	—	62	49	38	—	149
Interest expense (income) - net	—	53	3	(3)	4	57
Other expense (income) - net	—	(2)	(2)	(14)	—	(18)
Equity in loss (earnings) of subsidiaries, net of tax	(504)	(168)	(673)	(95)	1,440	—
Intercompany expense (income) - net	98	(36)	255	(317)	—	—
Income (loss) before income taxes	404	68	547	865	(1,442)	442
Income tax expense (benefit)	—	7	1	31	—	39
Net income (loss)	404	61	546	834	(1,442)	403
Less net loss (income) for noncontrolling interests	—	—	—	—	1	1
Net income (loss) attributable to Eaton ordinary shareholders	$404	$61	$546	$834	$(1,441)	$404

Other comprehensive income (loss)	$273	$44	$278	$306	$(628)	$273
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$677	$105	$824	$1,140	$(2,069)	$677

CONDENSED CONSOLIDATING BALANCE SHEETS MARCH 31, 2017

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Assets
Current assets
Cash	$—	$43	$9	$170	$—	$222
Short-term investments	—	—	—	301	—	301
Accounts receivable - net	—	536	1,080	2,057	—	3,673
Intercompany accounts receivable	8	718	3,733	3,621	(8,080)	—
Inventory	—	344	652	1,425	(77)	2,344
Prepaid expenses and other current assets	—	101	41	269	24	435
Total current assets	8	1,742	5,515	7,843	(8,133)	6,975

Property, plant and equipment - net	—	848	700	1,933	—	3,481

Other noncurrent assets
Goodwill	—	1,355	6,293	5,648	—	13,296
Other intangible assets	—	166	3,396	1,879	—	5,441
Deferred income taxes	—	930	2	262	(755)	439
Investment in subsidiaries	32,891	13,659	73,741	12,751	(133,042)	—
Intercompany loans receivable	—	7,706	2,473	56,946	(67,125)	—
Other assets	—	492	140	347	—	979
Total assets	$32,899	$26,898	$92,260	$87,609	$(209,055)	$30,611

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$—	$194	$—	$14	$—	$208
Current portion of long-term debt	—	999	326	3	—	1,328
Accounts payable	—	460	268	1,163	—	1,891
Intercompany accounts payable	175	3,596	3,068	1,241	(8,080)	—
Accrued compensation	—	41	35	194	—	270
Other current liabilities	7	583	308	965	(3)	1,860
Total current liabilities	182	5,873	4,005	3,580	(8,083)	5,557

Noncurrent liabilities
Long-term debt	—	5,760	909	8	—	6,677
Pension liabilities	—	533	137	883	—	1,553
Other postretirement benefits liabilities	—	196	99	71	—	366
Deferred income taxes	—	—	716	358	(755)	319
Intercompany loans payable	17,560	2,557	45,583	1,425	(67,125)	—
Other noncurrent liabilities	—	318	222	400	—	940
Total noncurrent liabilities	17,560	9,364	47,666	3,145	(67,880)	9,855

Shareholders’ equity
Eaton shareholders' equity	15,157	11,661	40,589	80,847	(133,097)	15,157
Noncontrolling interests	—	—	—	37	5	42
Total equity	15,157	11,661	40,589	80,884	(133,092)	15,199
Total liabilities and equity	$32,899	$26,898	$92,260	$87,609	$(209,055)	$30,611

CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2016

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Assets
Current assets
Cash	$1	$92	$4	$446	$—	$543
Short-term investments	—	—	—	203	—	203
Accounts receivable - net	—	536	1,049	1,975	—	3,560
Intercompany accounts receivable	5	954	4,023	3,633	(8,615)	—
Inventory	—	342	642	1,349	(79)	2,254
Prepaid expenses and other current assets	—	77	42	237	25	381
Total current assets	6	2,001	5,760	7,843	(8,669)	6,941

Property, plant and equipment - net	—	857	706	1,880	—	3,443

Other noncurrent assets
Goodwill	—	1,355	6,293	5,553	—	13,201
Other intangible assets	—	169	3,442	1,903	—	5,514
Deferred income taxes	—	904	—	228	(772)	360
Investment in subsidiaries	32,795	13,743	72,938	12,516	(131,992)	—
Intercompany loans receivable	—	7,605	2,061	56,598	(66,264)	—
Other assets	—	491	134	335	—	960
Total assets	$32,801	$27,125	$91,334	$86,856	$(207,697)	$30,419

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$—	$—	$8	$6	$—	$14
Current portion of long-term debt	—	1,250	296	6	—	1,552
Accounts payable	1	372	252	1,093	—	1,718
Intercompany accounts payable	281	3,870	3,115	1,349	(8,615)	—
Accrued compensation	—	98	58	223	—	379
Other current liabilities	1	591	291	941	(2)	1,822
Total current liabilities	283	6,181	4,020	3,618	(8,617)	5,485

Noncurrent liabilities
Long-term debt	—	5,767	936	8	—	6,711
Pension liabilities	—	610	161	888	—	1,659
Other postretirement benefits liabilities	—	198	99	71	—	368
Deferred income taxes	—	—	732	361	(772)	321
Intercompany loans payable	17,621	2,603	44,788	1,252	(66,264)	—
Other noncurrent liabilities	—	327	211	396	—	934
Total noncurrent liabilities	17,621	9,505	46,927	2,976	(67,036)	9,993

Shareholders’ equity
Eaton shareholders' equity	14,897	11,439	40,387	80,224	(132,050)	14,897
Noncontrolling interests	—	—	—	38	6	44
Total equity	14,897	11,439	40,387	80,262	(132,044)	14,941
Total liabilities and equity	$32,801	$27,125	$91,334	$86,856	$(207,697)	$30,419

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2017

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash provided by (used in) operating activities	$611	$201	$470	$688	$(1,507)	$463

Investing activities
Capital expenditures for property, plant and equipment	—	(20)	(26)	(70)	—	(116)
Sales (purchases) of short-term investments - net	—	—	—	(93)	—	(93)
Loans to affiliates	—	(6)	—	(2,435)	2,441	—
Repayments of loans from affiliates	—	19	—	2,250	(2,269)	—
Other - net	—	(11)	3	(12)	—	(20)
Net cash provided by (used in) investing activities	—	(18)	(23)	(360)	172	(229)

Financing activities
Proceeds from borrowings	—	194	—	—	—	194
Payments on borrowings	—	(250)	—	(4)	—	(254)
Proceeds from borrowings from affiliates	668	1,107	662	4	(2,441)	—
Payments on borrowings from affiliates	(800)	(1,435)	(17)	(17)	2,269	—
Other intercompany financing activities	—	165	(282)	117	—	—
Cash dividends paid	(263)	—	—	—	—	(263)
Cash dividends paid to affiliates	—	—	(800)	(707)	1,507	—
Exercise of employee stock options	38	—	—	—	—	38
Repurchase of shares	(255)	—	—	—	—	(255)
Employee taxes paid from shares withheld	—	(13)	(4)	(3)	—	(20)
Other - net	—	—	(1)	(2)	—	(3)
Net cash provided by (used in) financing activities	(612)	(232)	(442)	(612)	1,335	(563)

Effect of currency on cash	—	—	—	8	—	8
Total increase (decrease) in cash	(1)	(49)	5	(276)	—	(321)
Cash at the beginning of the period	1	92	4	446	—	543
Cash at the end of the period	$—	$43	$9	$170	$—	$222

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2016

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash provided by (used in) operating activities	$(139)	$(36)	$75	$488	$—	$388

Investing activities
Capital expenditures for property, plant and equipment	—	(22)	(23)	(66)	—	(111)
Cash received from (paid for) acquisitions of businesses, net of cash acquired	—	—	1	—	—	1
Sales (purchases) of short-term investments - net	—	—	2	(55)	—	(53)
Investments in affiliates	(1,250)	—	—	(1,250)	2,500	—
Loans to affiliates	—	(101)	—	(2,158)	2,259	—
Repayments of loans from affiliates	—	1,255	—	1,645	(2,900)	—
Other - net	—	8	11	(15)	—	4
Net cash provided by (used in) investing activities	(1,250)	1,140	(9)	(1,899)	1,859	(159)

Financing activities
Proceeds from borrowings	—	418	—	—	—	418
Payments on borrowings	—	(1)	(240)	—	—	(241)
Proceeds from borrowings from affiliates	1,738	264	158	99	(2,259)	—
Payments on borrowings from affiliates	(10)	(1,635)	(1,247)	(8)	2,900	—
Capital contributions from affiliates	—	—	1,250	1,250	(2,500)	—
Other intercompany financing activities	—	(162)	16	146	—	—
Cash dividends paid	(256)	—	—	—	—	(256)
Exercise of employee stock options	17	—	—	—	—	17
Repurchase of shares	(100)	—	—	—	—	(100)
Employee taxes paid from shares withheld	—	(10)	(4)	(3)	—	(17)
Other - net	—	2	—	—	—	2
Net cash provided by (used in) financing activities	1,389	(1,124)	(67)	1,484	(1,859)	(177)

Effect of currency on cash	—	—	—	13	—	13
Total increase (decrease) in cash	—	(20)	(1)	86	—	65
Cash at the beginning of the period	—	26	7	235	—	268
Cash at the end of the period	$—	$6	$6	$321	$—	$333

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Summary of Results of Operations
A summary of Eaton’s Net sales, Net income attributable to Eaton ordinary shareholders, and Net income per share attributable to Eaton ordinary shareholders - diluted follows:

	Three months ended March 31
	2017	2016
Net sales	$4,848	$4,813
Net income attributable to Eaton ordinary shareholders	432	404
Net income per share attributable to Eaton ordinary shareholders - diluted	$0.96	$0.88
During 2015, Eaton announced a multi-year restructuring initiative to reduce its cost structure and gain efficiencies in all business segments and at corporate in order to respond to declining market conditions. Restructuring charges in the first quarter of 2017 and 2016 were $20 and $63, respectively. Charges from this initiative are primarily comprised of severance costs. Restructuring charges are anticipated to be $100 in 2017. The projected annualized savings from these restructuring actions are expected to be $518, when fully realized in 2018.

RESULTS OF OPERATIONS
Non-GAAP Financial Measures
The following discussion of Consolidated Financial Results and Business Segment Results of Operations includes certain non-GAAP financial measures. These financial measures include operating earnings, operating earnings per ordinary share, and operating profit before acquisition integration charges for each business segment as well as corporate, each of which differs from the most directly comparable measure calculated in accordance with generally accepted accounting principles (GAAP). A reconciliation of operating earnings and operating earnings per ordinary share to the most directly comparable GAAP measure is included in the table below. Operating profit before acquisition integration charges is reconciled in the discussion of the operating results of each business segment, and excludes acquisition integration expense related to integration of Ephesus Lighting, Inc. and Oxalis Group Ltd. in 2017 and 2016, respectively. Management believes that these financial measures are useful to investors because they exclude certain transactions, allowing investors to more easily compare Eaton’s financial performance period to period. Management uses this information in monitoring and evaluating the on-going performance of Eaton and each business segment. For additional information on acquisition integration charges, see Note 2 to the Consolidated Financial Statements.

Consolidated Financial Results

	Three months ended March 31		Increase
	2017	2016
Net sales	$4,848	$4,813	1%
Gross profit	1,538	1,522	1%
Percent of net sales	31.7%	31.6%
Income before income taxes	464	442	5%
Net income	432	403	7%
Less net loss for noncontrolling interests	—	1
Net income attributable to Eaton ordinary shareholders	432	404	7%
Excluding acquisition integration charges, after-tax (Note 2)	1	—
Operating earnings	$433	$404	7%

Net income per share attributable to Eaton ordinary shareholders - diluted	$0.96	$0.88	9%
Excluding per share impact of acquisition integration charges, after-tax (Note 2)	—	—
Operating earnings per ordinary share	$0.96	$0.88	9%
Net Sales
Net sales increased 1% in the first quarter of 2017 compared to the first quarter of 2016 due to an increase of 2% in organic sales, partially offset by a decrease of 1% from the impact of negative currency translation. The increase in organic sales in the first quarter of 2017 was due to higher sales volumes in the Electrical Products and Hydraulics business segments.
Gross Profit
Gross profit margin increased from 31.6% in the first quarter of 2016 to 31.7% in the first quarter of 2017. The increase in gross profit margin in the first quarter of 2017 was primarily due to higher sales volumes, savings from restructuring actions, and lower restructuring charges, partially offset by commodity inflation and unfavorable product mix.
Income Taxes
The effective income tax rate for the first quarter of 2017 was expense of 7%, compared to an expense of 9% for the first quarter of 2016. The decrease in the effective tax rate in the first three months of 2017 was primarily due to the excess tax benefits recognized for employee share-based payments in the quarter pursuant to the adoption of ASU 2016-09 as discussed in Note 1.
Net Income
Net income attributable to Eaton ordinary shareholders of $432 in the first quarter of 2017 increased 7% compared to Net income attributable to Eaton ordinary shareholders of $404 in the first quarter of 2016. The increase in the first quarter of 2017 was primarily due to higher sales volumes, savings from restructuring actions, lower restructuring charges and a lower tax rate, partially offset by commodity inflation and unfavorable product mix.
Net income per ordinary share increased to $0.96 in the first quarter of 2017 compared to $0.88 in the first quarter of 2016. The increase in Net income per ordinary share in the first quarter of 2017 was due to higher Net income attributable to Eaton ordinary shareholders and the Company's share repurchases over the past year.
Operating Earnings
Operating earnings of $433 in the first quarter of 2017 increased 7% compared to Operating earnings of $404 in the first quarter of 2016. The increase in Operating earnings in the first quarter of 2017 was primarily due to higher Net income attributable to Eaton ordinary shareholders.
Operating earnings per ordinary share increased to $0.96 in the first quarter of 2017 compared to $0.88 in the first quarter of 2016. The increase in Operating earnings per ordinary share in the first quarter of 2017 was due to higher Operating earnings and the impact of the Company's share repurchases over the past year.

Business Segment Results of Operations
The following is a discussion of Net sales, operating profit and operating margin by business segment, which includes a discussion of operating profit and operating profit margin before acquisition integration charges. For additional information related to acquisition integration charges, see Note 2 to the Condensed Consolidated Financial Statements.
Electrical Products

	Three months ended March 31		Increase
	2017	2016
Net sales	$1,712	$1,680	2%

Operating profit	$297	$271	10%
Operating margin	17.3%	16.1%

Acquisition integration charges	$1	$—

Before acquisition integration charges
Operating profit	$298	$271	10%
Operating margin	17.4%	16.1%
Net sales increased 2% in the first quarter of 2017 compared to the first quarter of 2016 due to an increase of 3% in organic sales, partially offset by a decrease of 1% from the impact of negative currency translation. Organic sales grew in the first quarter of 2017 in all regions.
Operating margin increased from 16.1% in the first quarter of 2016 to 17.3% in the first quarter of 2017. The increase in operating margin in the first quarter 2017 was primarily due to higher sales volumes, lower restructuring charges, and savings from restructuring actions, partially offset by commodity inflation.
Operating margin before acquisition integration charges increased from 16.1% in the first quarter of 2016 to 17.4% in the first quarter of 2017 due to an increase in operating margin.
Electrical Systems and Services

	Three months ended March 31		Decrease
	2017	2016
Net sales	$1,333	$1,342	(1)%

Operating profit	$155	$159	(3)%
Operating margin	11.6%	11.8%

Acquisition integration charges	$—	$1

Before acquisition integration charges
Operating profit	$155	$160	(3)%
Operating margin	11.6%	11.9%
Net sales decreased 1% in the first quarter of 2017 compared to the first quarter of 2016 due to a decrease of 1% from the impact of negative currency translation. Organic sales were flat in the first quarter of 2017 reflecting strength in the Europe and Asia Pacific regions, and in North America commercial assemblies and 3-phase power quality markets, offset by continued weakness in the oil and gas markets and large industrial projects.
Operating margin decreased from 11.8% in the first quarter of 2016 to 11.6% in the first quarter of 2017. The decrease in operating margin in the first quarter of 2017 was primarily due to commodity inflation and unfavorable product mix, partially offset by savings from restructuring actions and lower restructuring charges.
Operating margin before acquisition integration charges decreased from 11.9% in the first quarter of 2016 to 11.6% in the first quarter of 2017 due to a decrease in operating margin.

Hydraulics

	Three months ended March 31		Increase
	2017	2016
Net sales	$587	$551	7%

Operating profit	$60	$41	46%
Operating margin	10.2%	7.4%
Net sales increased 7% in the first quarter of 2017 compared to the first quarter of 2016 due to an increase of 9% in organic sales, partially offset by a decrease of 2% from the impact of negative currency translation. The increase in organic sales in the first quarter of 2017 was due to strength in global mobile OEM markets and distribution channels, particularly in the Asia Pacific and Europe regions.
Operating margin increased from 7.4% in the first quarter of 2016 to 10.2% in the first quarter of 2017. The increase in operating margin in the first quarter of 2017 was primarily due to higher sales volumes, savings from restructuring actions and lower restructuring charges, partially offset by commodity inflation and unfavorable product mix.
Aerospace

	Three months ended March 31		Decrease
	2017	2016
Net sales	$428	$445	(4)%

Operating profit	$79	$80	(1)%
Operating margin	18.5%	18.0%
Net sales in the first quarter of 2017 decreased 4% compared to the first quarter of 2016 due to a decrease of 1% in organic sales and a decrease of 3% from the impact of negative currency translation. The decrease in organic sales in the first quarter of 2017 was primarily due to lower sales in military aftermarket, military rotorcraft, and business and regional jets, and lower cost reimbursements on certain engineering programs, partially offset by growth in commercial transports and aftermarket.
Operating margin increased from 18.0% in the first quarter of 2016 to 18.5% in the first quarter of 2017. The increase in operating margin in the first quarter of 2017 was due to savings from restructuring actions and lower restructuring charges, partially offset by lower sales volumes and higher program development costs.
Vehicle

	Three months ended March 31		Decrease
	2017	2016
Net sales	$788	$795	(1)%

Operating profit	$108	$118	(8)%
Operating margin	13.7%	14.8%
Net sales in first quarter of 2017 decreased 1% compared to the first quarter of 2016 due to a decrease of 2% in organic sales, partially offset by an increase of 1% from the impact of positive currency translation. The decrease in organic sales in the first quarter of 2017 was primarily due to the lower North American Class 8 truck market, partially offset by growth in the North American automotive and Asia Pacific markets.
Operating margin decreased from 14.8% in the first quarter of 2016 to 13.7% in the first quarter of 2017. The decrease in the first quarter of 2017 was primarily due to lower sales volumes, commodity inflation, unfavorable product mix, and higher warranty costs, partially offset by savings from restructuring actions and lower restructuring charges.

On April 10, 2017, Eaton announced an agreement with Cummins, Inc. to form a joint venture for automated transmissions for heavy-duty and medium-duty commercial vehicles. The joint venture will be named Eaton Cummins Automated Transmission Technologies. Cummins, Inc. and Eaton will each own 50% of the new joint venture. Eaton expects to account for the joint venture on the equity method of accounting. Under the terms of the agreement, Eaton will receive $600 in cash from Cummins for the 50% interest in the joint venture. The formation of the joint venture is subject to regulatory approvals and customary closing conditions. The parties expect the transaction to close in the third quarter of 2017.
Corporate Expense

	Three months ended March 31		Increase (decrease)
	2017	2016
Amortization of intangible assets	$94	$100	(6)%
Interest expense - net	61	57	7%
Pension and other postretirement benefits expense	11	14	(21)%
Other corporate expense - net	69	56	23%
Total corporate expense	$235	$227	4%
Total corporate expense increased 4% from $227 in the first quarter of 2016 to $235 in the first quarter of 2017. The increase in Total corporate expense for the first quarter of 2017 was primarily due to a 23% increase in other corporate expense - net driven by an increase to the LIFO inventory reserve and higher variable corporate expenses, partially offset by a 6% decrease of amortization of intangible assets.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Financial Condition and Liquidity
Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk. The Company maintains access to the commercial paper markets through a $2,000 commercial paper program, which is supported by credit facilities in the aggregate principal amount of $2,000. There were no borrowings outstanding under these revolving credit facilities at March 31, 2017. Over the course of a year, cash, short-term investments and short-term debt may fluctuate in order to manage global liquidity. Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business as well as scheduled payments of long-term debt.
Eaton was in compliance with each of its debt covenants for all periods presented.
Sources and Uses of Cash
Operating Cash Flow
Net cash provided by operating activities was $463 in the first three months of 2017, an increase of $75 in the source of cash compared to $388 in the first three months of 2016. The increase in net cash provided by operating activities in the first three months of 2017 was driven by a lower increase in working capital compared to the first three months of 2016 and proceeds received from several insurance matters resolved in the fourth quarter of 2016, partially offset by higher pension contributions.
Investing Cash Flow
Net cash used in investing activities was $229 in the first three months of 2017, an increase in the use of cash of $70 compared to $159 in the first three months of 2016. The increase in the use of cash was primarily driven by net purchases of short-term investments of $93 in 2017 compared to net purchases of $53 in 2016.
Financing Cash Flow
Net cash used in financing activities was $563 in the first three months of 2017, an increase of $386 in the use of cash compared to $177 in the first three months of 2016. The increase in the use of cash was primarily due to a decrease of $224 in proceeds from borrowings, which totaled $194 in 2017 and $418 in 2016, and a $155 increase in share repurchases during the first three months of 2017 compared to the first three months of 2016.

FORWARD-LOOKING STATEMENTS
This Form 10-Q Report contains forward-looking statements concerning litigation and regulatory developments, the joint venture with Cummins, Inc., and the costs and benefits of restructuring actions, among other matters. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to Eaton, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside Eaton’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for the Company’s business segments; unanticipated downturns in business relationships with customers or their purchases from us; the availability of credit to customers and suppliers; competitive pressures on sales and pricing; unanticipated changes in the cost of material and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; strikes or other labor unrest; the impact of acquisitions and divestitures; unanticipated difficulties integrating acquisitions; unanticipated difficulties closing the joint venture with Cummins, Inc.; new laws and governmental regulations; interest rate changes; tax rate changes or exposure to additional income tax liability; stock market and currency fluctuations; war, civil or political unrest or terrorism; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in exposures to market risk since December 31, 2016.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures - Pursuant to SEC Rule 13a-15, an evaluation was performed under the supervision and with the participation of Eaton’s management, including Craig Arnold - Principal Executive Officer; and Richard H. Fearon - Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, management concluded that Eaton’s disclosure controls and procedures were effective as of March 31, 2017.
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
During the first quarter of 2017, there was no change in Eaton's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
Information regarding the Company's current legal proceedings is presented in Note 6 of the Notes to the Condensed Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS.
“Item 1A. Risk Factors” in Eaton's 2016 Form 10-K includes a discussion of the Company's risk factors. There have been no material changes from the risk factors described in the 2016 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c) Issuer's Purchases of Equity Securities
During the first quarter of 2017, 3.6 million ordinary shares were repurchased in the open market at a total cost of $255 million. These shares were repurchased under the program approved by the Board on February 24, 2016. A summary of the shares repurchased in the first quarter of 2017 follows:

Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
January	—	$—	—	$1,853
February	3,199,082	$71.45	3,199,082	$1,624
March	367,546	$71.92	367,546	$1,598
Total	3,566,628	$71.50	3,566,628

ITEM 5.	OTHER INFORMATION.

Disclosure Pursuant to Section 13r of the Exchange Act

Set forth below is a description of all matters reported by us pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act. Concurrently with the filing of this Quarterly Report, we are filing a notice pursuant to Section 13(r) of the Exchange Act that such matters have been disclosed in this Quarterly Report.

During the first quarter, our wholly-owned non-U.S. subsidiary sold advanced industrial lighting solutions to a distributor in Iran for final known use by a customer that is ultimately beneficially owned by the government of Iran. We received total net revenue of approximately 514,948 Euros and realized net profits of approximately 74,709 Euros from the sale (approximately $545,844 and $79,191 in whole dollars, respectively, at the exchange rates for U.S. dollars at the date of the sale transactions).  One or more of our non-U.S. subsidiaries intend to continue doing business in Iran under General License H in compliance with U.S. economic sanctions and export control laws, though the Company has no assets or employees in Iran.

ITEM 6.	EXHIBITS.
Exhibits — See Exhibit Index attached.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON CORPORATION plc
Registrant

Date:	May 2, 2017	By:	/s/ Richard H. Fearon
Richard H. Fearon
Principal Financial Officer
(On behalf of the registrant and as Principal Financial Officer)

Eaton Corporation plc
First Quarter 2017 Report on Form 10-Q
Exhibit Index

3 (i)	Certificate of Incorporation — Incorporated by reference to the Form S-8 filed November 30, 2012

3 (ii)	Amended and Restated Memorandum and Articles of Incorporation — Incorporated by reference to the Form 8-K filed on May 1, 2017

3 (iii)	Memorandum of Association — Incorporated by reference to the Form 10-Q Report for the three months ended March 31, 2016

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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the three months ended March 31, 2017 and 2016, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iii) Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 and (v) Notes to Condensed Consolidated Financial Statements for the three months ended March 31, 2017.