Form 10-Q
period 2017-06-30
Eaton Corp plc
filed 2017-08-01
CIK 1551182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 444.8 million Ordinary Shares outstanding as of June 30, 2017.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	2
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	25
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	31
ITEM 4. CONTROLS AND PROCEDURES	31
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	31
ITEM 1A. RISK FACTORS	31
ITEM 2. UNRESTRICTED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	32
ITEM 5. OTHER INFORMATION	32
ITEM 6. EXHIBITS	32
SIGNATURES	33
EXHIBIT INDEX	34
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended June 30		Six months ended June 30
(In millions except for per share data)	2017	2016	2017	2016
Net sales	$5,132	$5,080	$9,980	$9,893

Cost of products sold	3,450	3,419	6,760	6,710
Selling and administrative expense	902	897	1,787	1,789
Research and development expense	150	149	293	298
Interest expense - net	60	57	121	114
Other expense (income) - net	—	5	(15)	(13)
Income before income taxes	570	553	1,034	995
Income tax expense	54	61	86	100
Net income	516	492	948	895
Less net income for noncontrolling interests	(1)	(1)	(1)	—
Net income attributable to Eaton ordinary shareholders	$515	$491	$947	$895

Net income per share attributable to Eaton ordinary shareholders
Diluted	$1.15	$1.07	$2.10	$1.95
Basic	1.15	1.08	2.12	1.96

Weighted-average number of ordinary shares outstanding
Diluted	448.6	458.3	449.8	459.0
Basic	446.3	457.0	447.5	457.8

Cash dividends declared per ordinary share	$0.60	$0.57	$1.20	$1.14

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended June 30		Six months ended June 30
(In millions)	2017	2016	2017	2016
Net income	$516	$492	$948	$895
Less net income for noncontrolling interests	(1)	(1)	(1)	—
Net income attributable to Eaton ordinary shareholders	515	491	947	895

Other comprehensive income (loss), net of tax
Currency translation and related hedging instruments	320	(296)	548	(35)
Pensions and other postretirement benefits	4	53	37	87
Cash flow hedges	(1)	(12)	1	(34)
Other comprehensive income (loss) attributable to Eaton ordinary shareholders	323	(255)	586	18

Total comprehensive income attributable to Eaton ordinary shareholders	$838	$236	$1,533	$913

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	June 30, 2017	December 31, 2016
Assets
Current assets
Cash	$312	$543
Short-term investments	525	203
Accounts receivable - net	3,813	3,560
Inventory	2,393	2,254
Prepaid expenses and other current assets	444	381
Total current assets	7,487	6,941

Property, plant and equipment
Land and buildings	2,455	2,369
Machinery and equipment	5,934	5,670
Gross property, plant and equipment	8,389	8,039
Accumulated depreciation	(4,859)	(4,596)
Net property, plant and equipment	3,530	3,443

Other noncurrent assets
Goodwill	13,478	13,201
Other intangible assets	5,410	5,514
Deferred income taxes	443	360
Other assets	1,007	960
Total assets	$31,355	$30,419

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$846	$14
Current portion of long-term debt	1,495	1,552
Accounts payable	1,885	1,718
Accrued compensation	338	379
Other current liabilities	1,745	1,822
Total current liabilities	6,309	5,485

Noncurrent liabilities
Long-term debt	6,264	6,711
Pension liabilities	1,578	1,659
Other postretirement benefits liabilities	364	368
Deferred income taxes	316	321
Other noncurrent liabilities	930	934
Total noncurrent liabilities	9,452	9,993

Shareholders’ equity
Eaton shareholders’ equity	15,552	14,897
Noncontrolling interests	42	44
Total equity	15,594	14,941
Total liabilities and equity	$31,355	$30,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30
(In millions)	2017	2016
Operating activities
Net income	$948	$895
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	453	467
Deferred income taxes	(107)	(74)
Pension and other postretirement benefits expense	104	116
Contributions to pension plans	(160)	(74)
Contributions to other postretirement benefits plans	(11)	(18)
Changes in working capital	(376)	(256)
Other - net	186	77
Net cash provided by operating activities	1,037	1,133

Investing activities
Capital expenditures for property, plant and equipment	(246)	(246)
Cash received from acquisitions of businesses, net of cash acquired	—	1
Sale (purchases) of short-term investments - net	(309)	38
Other - net	(31)	3
Net cash used in investing activities	(586)	(204)

Financing activities
Proceeds from borrowings	832	151
Payments on borrowings	(543)	(240)
Cash dividends paid	(537)	(521)
Exercise of employee stock options	49	37
Repurchase of shares	(465)	(295)
Employee taxes paid from shares withheld	(21)	(17)
Other - net	(4)	3
Net cash used in financing activities	(689)	(882)

Effect of currency on cash	7	8
Total (decrease) increase in cash	(231)	55
Cash at the beginning of the period	543	268
Cash at the end of the period	$312	$323

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
During the first quarter of 2017, the Company adopted Accounting Standards Update 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, (ASU 2016-09). Upon adoption, the Company recorded deferred tax assets of $48 for all excess tax benefits that had not been previously recognized. This was accomplished through a cumulative-effect adjustment to retained earnings. ASU 2016-09 also requires that all excess tax benefits and deficiencies generated in the current and future periods be recorded as income tax benefit or expense in the reporting period in which they occur. These excess tax benefits and deficiencies, which were previously required to be presented as financing activities on the Company’s Condensed Consolidated Statements of Cash Flows, are now classified as operating activities prospectively. The Company also reclassified $21 and $17 for the first six months of 2017 and 2016, respectively, from operating activities to financing activities on the Company’s Condensed Consolidated Statements of Cash Flows for withholding payments made to taxing authorities from shares withheld from employees. The Company will continue to estimate forfeitures as part of recording equity-based compensation expense.
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
A cross-functional implementation team has been established consisting of representatives from all of our business segments to review current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to revenue contracts. The implementation team performed a review of samples of customer contracts across the Company’s significant revenue streams. Based on this evaluation, most of the revenue streams will be recorded consistently under both the current and new standards. Certain revenue streams will move from point-in-time or multiple elements to over time because of the continuous transfer of control to customers. The Company is also in the process of identifying and implementing the appropriate changes to business processes and controls to support recognition and disclosure under the new standard, including evaluating new qualitative and quantitative disclosures that will include information on the nature, amount, timing and significant judgments impacting revenue from contracts with customers. Eaton plans to adopt the standard as of the first quarter of 2018 using the modified retrospective approach and will record a cumulative adjustment to equity for open contracts as of January 1, 2018. Eaton is continuing to evaluate the impact of ASU 2014-09 and an estimate of the impact to the consolidated financial statements cannot be made at this time.
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

Note 2.	FORMATION OF A JOINT VENTURE
On July 31, 2017, Eaton and Cummins, Inc. formed a joint venture for automated transmissions for heavy-duty and medium-duty commercial vehicles. The joint venture is named Eaton Cummins Automated Transmission Technologies. Cummins, Inc. and Eaton each own 50% of the new joint venture. Eaton will account for the joint venture on the equity method of accounting. Eaton received $600 in cash from Cummins, Inc. for a 50% interest in the joint venture. The Company is currently assessing the impact of the transaction to the consolidated financial statements.

Note 3.	ACQUISITION INTEGRATION CHARGES
Eaton incurs integration charges related to acquired businesses. A summary of these charges follows:

	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
Electrical Products	$1	$1	$2	$1
Electrical Systems and Services	—	—	—	1
Total acquisition integration charges before income taxes	1	1	2	2
Income taxes	1	—	1	1
Total after income taxes	$—	$1	$1	$1
Per ordinary share - diluted	$—	$—	$—	$—
Business segment acquisition integration charges in 2017 related to the integration of Ephesus Lighting, Inc. (Ephesus), which was acquired in 2015. The charges associated with Ephesus were included in Selling and administrative expense. Business segment acquisition integration charges in 2016 related to the integration of Ephesus and Oxalis Group Ltd. (Oxalis), which was acquired in 2015. The charges associated with Ephesus and Oxalis were included in Selling and administrative expense and Cost of products sold, respectively. In Business Segment Information, the charges reduced Operating profit of the related business segment. See Note 13 for additional information about business segments.

Note 4.	RESTRUCTURING CHARGES
During 2015, Eaton announced its commitment to undertake actions to reduce its cost structure in all business segments and at corporate. Restructuring charges incurred for the three and six months ended June 30, 2017, were $33 and $53, respectively, and were $35 and $98 for the three and six months ended June 30, 2016, respectively. The charges associated with restructuring activities are anticipated to be $100 in 2017.
A summary of restructuring charges by type follows:

	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
Workforce reductions	$17	$20	$25	$77
Plant closings and other	16	15	28	21
Total	$33	$35	$53	$98

A summary of restructuring charges by segment follows:

	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
Electrical Products	$11	$9	$14	$26
Electrical Systems & Services	5	3	7	13
Hydraulics	8	18	17	34
Aerospace	—	—	1	4
Vehicle	3	5	5	17
Corporate	6	—	9	4
Total	$33	$35	$53	$98
A summary of liabilities related to workforce reductions, plant closings and other associated costs announced in 2015 follows:

	Workforce reductions	Plant closings and other	Total
Balance at December 31, 2015	$54	$—	$54
Liability recognized	177	34	211
Payments	(116)	(13)	(129)
Other adjustments	(2)	(20)	(22)
Balance at December 31, 2016	113	1	114
Liability recognized	25	28	53
Payments	(56)	(15)	(71)
Other adjustments	(3)	(9)	(12)
Balance at June 30, 2017	$79	$5	$84
These charges were included in Cost of products sold, Selling and administrative expenses or Other income-net, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment. See Note 13 for additional information about business segments.

Note 5.	GOODWILL
Change in the carrying amount of goodwill by segment follows:

	Electrical Products	Electrical Systems and Services	Hydraulics	Aerospace	Vehicle	Total
December 31, 2016	$6,497	$4,203	$1,221	$938	$342	$13,201
Translation	166	79	24	5	3	277
June 30, 2017	$6,663	$4,282	$1,245	$943	$345	$13,478

Note 6.    RETIREMENT BENEFITS PLANS
The components of retirement benefits expense follow:

	United States pension benefit expense		Non-United States pension benefit expense		Other postretirement benefits expense
	Three months ended June 30
	2017	2016	2017	2016	2017	2016
Service cost	$24	$27	$18	$17	$—	$1
Interest cost	31	32	14	16	4	5
Expected return on plan assets	(61)	(62)	(23)	(24)	(1)	(2)
Amortization	21	23	12	8	(3)	(2)
	15	20	21	17	—	2
Settlements and special termination benefits	17	18	—	—	—	—
Total expense	$32	$38	$21	$17	$—	$2

	United States pension benefit expense		Non-United States pension benefit expense		Other postretirement benefits expense
	Six months ended June 30
	2017	2016	2017	2016	2017	2016
Service cost	$48	$55	$35	$33	$1	$2
Interest cost	62	63	27	32	7	9
Expected return on plan assets	(122)	(125)	(46)	(48)	(2)	(3)
Amortization	41	46	25	17	(6)	(4)
	29	39	41	34	—	4
Settlements and special termination benefits	34	39	—	—	—	—
Total expense	$63	$78	$41	$34	$—	$4

Note 7.	LEGAL CONTINGENCIES
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

The effective income tax rate for second quarter and first six months of 2017 was expense of 10% and 8%, respectively, compared to expense of 11% and 10% for the second quarter and first six months of 2016.  The decreases in the effective tax rate in the second quarter and the first six months of 2017 were due to the resolution of tax contingencies in lower tax jurisdictions and the excess tax benefits recognized for employee share-based payments pursuant to the adoption of ASU 2016-09 as discussed in Note 1.

On July 26, 2017, the United States Tax Court issued a ruling in the previously-disclosed dispute between Eaton Corporation, a subsidiary of the Company ( “Eaton Corp”) and the Internal Revenue Service (the "IRS"). As the Company has previously disclosed, the IRS issued a Notice in 2011 for Eaton Corp’s 2005 and 2006 tax years proposing assessments of $75 million in additional taxes plus $52 million in penalties related primarily to transfer pricing adjustments for products manufactured in Eaton Corp’s facilities in Puerto Rico and the Dominican Republic and sold to affiliated companies located in the U.S. As previously disclosed, the IRS also proposed adjustments related to the same transfer pricing issue in another Notice issued in 2014 for the 2007 through 2010 tax years. Eaton Corp has set its transfer prices for products sold between these affiliates at the same prices that it sells such products to third parties as required by two successive Advance Pricing Agreements (APAs) Eaton Corp entered into with the IRS. The IRS cancelled the APAs and made the proposed adjustments in the 2011 and 2014 Notices, which Eaton Corp disputed in the Tax Court. The Tax Court case involved both whether the APAs should be enforced and, if not, the appropriate transfer pricing methodology. The Tax Court held a trial for the 2005 and 2006 tax years, the outcome of which also applies to the transfer pricing matter in the 2007 through 2010 tax years.
The Tax Court agreed with Eaton Corp that the IRS must abide by the terms of the APAs for the tax years 2005-06, a finding that is also applicable to the 2007-2010 years. The Tax Court’s ruling on the APAs is not expected to have a material impact on Eaton’s consolidated financial statements.

Note 9.	EQUITY
On October 22, 2013, Eaton's Board of Directors adopted a share repurchase program (the 2013 Program). Under the 2013 Program, the ordinary shares were expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During the first quarter of 2016, 1.5 million ordinary shares were repurchased under the 2013 Program in the open market at a total cost of $82. On February 24, 2016, the Board of Directors approved a new share repurchase program for share repurchases up to $2,500 of ordinary shares (2016 Program). Under the 2016 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During the three and six months ended June 30, 2017, 2.7 million and 6.3 million ordinary shares, respectively, were repurchased under the 2016 Program in the open market at a total cost of $210 and $465, respectively. During the three and six months ended June 30, 2016, 3.7 million and 4.0 million ordinary shares, respectively, were repurchased under the 2016 Program in the open market at a total cost of $224 and $242, respectively.
The changes in Shareholders’ equity follow:

	Eaton shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2016	$14,897	$44	$14,941
Cumulative-effect adjustment upon adoption of ASU 2016-09	48	—	48
Net income	947	1	948
Other comprehensive income	586	—	586
Cash dividends paid	(537)	(3)	(540)
Issuance of shares under equity-based compensation plans - net	76	—	76
Repurchase of shares	(465)	—	(465)
Balance at June 30, 2017	$15,552	$42	$15,594

The changes in Accumulated other comprehensive loss follow:

	Currency translation and related hedging instruments	Pensions and other postretirement benefits	Cash flow hedges	Total
Balance at December 31, 2016	$(3,062)	$(1,380)	$(6)	$(4,448)
Other comprehensive (loss) income before reclassifications	548	(27)	(3)	518
Amounts reclassified from Accumulated other comprehensive loss (income)	—	64	4	68
Net current-period Other comprehensive income (loss)	548	37	1	586
Balance at June 30, 2017	$(2,514)	$(1,343)	$(5)	$(3,862)
The reclassifications out of Accumulated other comprehensive loss follow:

	Six months ended June 30, 2017		Consolidated statements of income classification
Amortization of defined benefit pensions and other postretirement benefits items
Actuarial loss and prior service cost	$(94)	[1]
Tax benefit	30
Total, net of tax	(64)

Gains and (losses) on cash flow hedges
Currency exchange contracts	(5)		Cost of products sold
Tax benefit	1
Total, net of tax	(4)

Total reclassifications for the period	$(68)
1 These components of Accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 6 for additional information about pension and other postretirement benefits items.

Net Income Per Share Attributable to Eaton Ordinary Shareholders
A summary of the calculation of net income per share attributable to Eaton ordinary shareholders follows:

	Three months ended June 30		Six months ended June 30
(Shares in millions)	2017	2016	2017	2016
Net income attributable to Eaton ordinary shareholders	$515	$491	$947	$895

Weighted-average number of ordinary shares outstanding - diluted	448.6	458.3	449.8	459.0
Less dilutive effect of equity-based compensation	2.3	1.3	2.3	1.2
Weighted-average number of ordinary shares outstanding - basic	446.3	457.0	447.5	457.8

Net income per share attributable to Eaton ordinary shareholders
Diluted	$1.15	$1.07	$2.10	$1.95
Basic	1.15	1.08	2.12	1.96
For the second quarter and first six months of 2017, 0.2 million and 0.7 million stock options, respectively, were excluded from the calculation of diluted net income per share attributable to Eaton ordinary shareholders because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive. For the second quarter and first six months of 2016, 1.5 million and 1.9 million stock options, respectively, were excluded from the calculation of diluted net income per share attributable to Eaton ordinary shareholders because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive.

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
A summary of financial instruments recognized at fair value, and the fair value measurements used, follows:

	Total	Level 1	Level 2	Level 3
June 30, 2017
Cash	$312	$312	$—	$—
Short-term investments	525	525	—	—
Net derivative contracts	64	—	64	—

December 31, 2016
Cash	$543	$543	$—	$—
Short-term investments	203	203	—	—
Net derivative contracts	(3)	—	(3)	—
Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities. No financial instruments were measured using unobservable inputs.
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $7,759 and fair value of $8,093 at June 30, 2017 compared to $8,263 and $8,477, respectively, at December 31, 2016. The fair value of Eaton's debt instruments were estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities, and are considered a Level 2 fair value measurement.

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
Eaton uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against foreign currency exposure (net investment hedges). Foreign currency denominated debt designated as non-derivative net investment hedging instruments on an after-tax basis was $89 at June 30, 2017 and $86 at December 31, 2016, and designated on a pre-tax basis was $620 at June 30, 2017 and $572 at December 31, 2016.

Derivative Financial Statement Impacts
The fair value of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets follows:

	Notional amount	Other current assets	Other noncurrent assets	Other current liabilities	Other noncurrent liabilities	Type of hedge	Term
June 30, 2017
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$3,715	$3	$60	$1	$7	Fair value	4 months to 18 years
Forward starting floating-to-fixed interest rate swaps	450	—	14	—	1	Cash flow	10 years
Interest rate locks	350	—	1	—	1	Cash flow	10 to 30 years
Currency exchange contracts	849	6	2	21	8	Cash flow	1 to 36 months
Total		$9	$77	$22	$17

Derivatives not designated as hedges
Currency exchange contracts	$2,626	$43		$26			1 to 12 months
Commodity contracts	4	—		—			1 to 12 months
Total		$43		$26

December 31, 2016
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$3,765	$1	$65	$—	$8	Fair value	3 months to 18 years
Forward starting floating-to-fixed interest rate swaps	450	—	19	—	1	Cash flow	11 years
Currency exchange contracts	802	11	1	22	17	Cash flow	1 to 36 months
Total		$12	$85	$22	$26

Derivatives not designated as hedges
Currency exchange contracts	$5,333	$31		$85			1 to 12 months
Commodity contracts	10	2		—			1 to 12 months
Total		$33		$85
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

The impact of derivative instruments to the Consolidated Statement of Income and Comprehensive Income follow:

	Gain (loss) recognized in other comprehensive (loss) income		Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	Three months ended June 30			Three months ended June 30
	2017	2016		2017	2016
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	$(5)	$(10)	Interest expense - net	$—	$—
Currency exchange contracts	2	(10)	Cost of products sold	(1)	(2)
Total	$(3)	$(20)		$(1)	$(2)

	Gain (loss) recognized in other comprehensive (loss) income		Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	Six months ended June 30			Six months ended June 30
	2017	2016		2017	2016
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	$(5)	$(19)	Interest expense - net	$—	$—
Currency exchange contracts	1	(32)	Cost of products sold	(5)	1
Total	$(4)	$(51)		$(5)	$1

Amounts recognized in net income follow:

	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
Derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps	$8	$30	$(3)	$106
Related long-term debt converted to floating interest rates by interest rate swaps	(8)	(30)	3	(106)
	$—	$—	$—	$—
Gains and losses described above were recognized in Interest expense - net.

Note 12.	INVENTORY
Inventory accounted for using the first-in, first out (FIFO) method is carried at lower of cost or net realizable value. Inventory accounted for using the last-in, first-out (LIFO) method is carried at lower of cost or market. The components of inventory follow:

	June 30, 2017	December 31, 2016
Raw materials	$924	$880
Work-in-process	432	396
Finished goods	1,137	1,074
Inventory at FIFO	2,493	2,350
Excess of FIFO over LIFO cost	(100)	(96)
Total inventory	$2,393	$2,254

Note 13.	BUSINESS SEGMENT INFORMATION
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

	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
Net sales
Electrical Products	$1,802	$1,784	$3,514	$3,464
Electrical Systems and Services	1,414	1,429	2,747	2,771
Hydraulics	633	589	1,220	1,140
Aerospace	437	447	865	892
Vehicle	846	831	1,634	1,626
Total net sales	$5,132	$5,080	$9,980	$9,893

Segment operating profit
Electrical Products	$314	$322	$611	$593
Electrical Systems and Services	194	178	349	337
Hydraulics	74	59	134	100
Aerospace	81	83	160	163
Vehicle	139	137	247	255
Total segment operating profit	802	779	1,501	1,448

Corporate
Amortization of intangible assets	(96)	(98)	(190)	(198)
Interest expense - net	(60)	(57)	(121)	(114)
Pension and other postretirement benefits expense	(11)	(13)	(22)	(27)
Other corporate expense - net	(65)	(58)	(134)	(114)
Income before income taxes	570	553	1,034	995
Income tax expense	54	61	86	100
Net income	516	492	948	895
Less net income for noncontrolling interests	(1)	(1)	(1)	—
Net income attributable to Eaton ordinary shareholders	$515	$491	$947	$895

Note 14.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
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

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2017
	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$1,696	$1,672	$3,164	$(1,400)	$5,132

Cost of products sold	—	1,373	1,225	2,248	(1,396)	3,450
Selling and administrative expense	34	342	197	329	—	902
Research and development expense	—	57	53	40	—	150
Interest expense (income) - net	—	58	6	(4)	—	60
Other expense (income) - net	41	7	(37)	(11)	—	—
Equity in loss (earnings) of subsidiaries, net of tax	(704)	(185)	(853)	(114)	1,856	—
Intercompany expense (income) - net	114	(34)	339	(419)	—	—
Income (loss) before income taxes	515	78	742	1,095	(1,860)	570
Income tax expense (benefit)	—	3	3	51	(3)	54
Net income (loss)	515	75	739	1,044	(1,857)	516
Less net loss (income) for noncontrolling interests	—	—	—	(1)	—	(1)
Net income (loss) attributable to Eaton ordinary shareholders	$515	$75	$739	$1,043	$(1,857)	$515

Other comprehensive income (loss)	$323	$(10)	$322	$408	$(720)	$323
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$838	$65	$1,061	$1,451	$(2,577)	$838

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2016
	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$1,644	$1,648	$3,057	$(1,269)	$5,080

Cost of products sold	—	1,263	1,203	2,224	(1,271)	3,419
Selling and administrative expense	2	351	198	346	—	897
Research and development expense	—	55	47	47	—	149
Interest expense (income) - net	—	57	6	(7)	1	57
Other expense (income) - net	—	3	6	(4)	—	5
Equity in loss (earnings) of subsidiaries, net of tax	(594)	(154)	(811)	(132)	1,691	—
Intercompany expense (income) - net	101	(34)	313	(380)	—	—
Income (loss) before income taxes	491	103	686	963	(1,690)	553
Income tax expense (benefit)	—	13	12	36	—	61
Net income (loss)	491	90	674	927	(1,690)	492
Less net loss (income) for noncontrolling interests	—	—	—	(2)	1	(1)
Net income (loss) attributable to Eaton ordinary shareholders	$491	$90	$674	$925	$(1,689)	$491

Other comprehensive income (loss)	$(255)	$—	$(248)	$(319)	$567	$(255)
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$236	$90	$426	$606	$(1,122)	$236

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2017

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$3,268	$3,267	$6,155	$(2,710)	$9,980

Cost of products sold	—	2,626	2,413	4,429	(2,708)	6,760
Selling and administrative expense	66	668	391	662	—	1,787
Research and development expense	—	111	100	82	—	293
Interest expense (income) - net	—	118	11	(8)	—	121
Other expense (income) - net	48	7	(38)	(32)	—	(15)
Equity in loss (earnings) of subsidiaries, net of tax	(1,285)	(375)	(1,725)	(225)	3,610	—
Intercompany expense (income) - net	224	(73)	672	(823)	—	—
Income (loss) before income taxes	947	186	1,443	2,070	(3,612)	1,034
Income tax expense (benefit)	—	—	19	68	(1)	86
Net income (loss)	947	186	1,424	2,002	(3,611)	948
Less net loss (income) for noncontrolling interests	—	—	—	(2)	1	(1)
Net income (loss) attributable to Eaton ordinary shareholders	$947	$186	$1,424	$2,000	$(3,610)	$947

Other comprehensive income (loss)	$586	$50	$592	$731	$(1,373)	$586
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$1,533	$236	$2,016	$2,731	$(4,983)	$1,533
CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2016

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$3,182	$3,223	$5,930	$(2,442)	$9,893

Cost of products sold	—	2,459	2,403	4,294	(2,446)	6,710
Selling and administrative expense	4	716	394	675	—	1,789
Research and development expense	—	117	96	85	—	298
Interest expense (income) - net	—	110	9	(10)	5	114
Other expense (income) - net	—	1	4	(18)	—	(13)
Equity in loss (earnings) of subsidiaries, net of tax	(1,098)	(322)	(1,484)	(229)	3,133	—
Intercompany expense (income) - net	199	(70)	568	(697)	—	—
Income (loss) before income taxes	895	171	1,233	1,830	(3,134)	995
Income tax expense (benefit)	—	20	13	67	—	100
Net income (loss)	895	151	1,220	1,763	(3,134)	895
Less net loss (income) for noncontrolling interests	—	—	—	(2)	2	—
Net income (loss) attributable to Eaton ordinary shareholders	$895	$151	$1,220	$1,761	$(3,132)	$895

Other comprehensive income (loss)	$18	$44	$30	$(10)	$(64)	$18
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$913	$195	$1,250	$1,751	$(3,196)	$913

CONDENSED CONSOLIDATING BALANCE SHEETS JUNE 30, 2017

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Assets
Current assets
Cash	$—	$19	$5	$288	$—	$312
Short-term investments	—	—	—	525	—	525
Accounts receivable - net	—	525	1,169	2,119	—	3,813
Intercompany accounts receivable	2	752	3,524	3,596	(7,874)	—
Inventory	—	332	655	1,487	(81)	2,393
Prepaid expenses and other current assets	—	108	48	261	27	444
Total current assets	2	1,736	5,401	8,276	(7,928)	7,487

Property, plant and equipment - net	—	843	696	1,991	—	3,530

Other noncurrent assets
Goodwill	—	1,355	6,293	5,830	—	13,478
Other intangible assets	—	162	3,351	1,897	—	5,410
Deferred income taxes	—	927	—	243	(727)	443
Investment in subsidiaries	34,028	13,827	74,853	12,886	(135,594)	—
Intercompany loans receivable	—	7,695	2,481	57,519	(67,695)	—
Other assets	—	504	141	362	—	1,007
Total assets	$34,030	$27,049	$93,216	$89,004	$(211,944)	$31,355

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$—	$811	$—	$35	$—	$846
Current portion of long-term debt	—	1,456	36	3	—	1,495
Accounts payable	—	457	266	1,162	—	1,885
Intercompany accounts payable	216	3,232	3,213	1,213	(7,874)	—
Accrued compensation	—	78	42	218	—	338
Other current liabilities	1	536	300	910	(2)	1,745
Total current liabilities	217	6,570	3,857	3,541	(7,876)	6,309

Noncurrent liabilities
Long-term debt	—	5,310	946	8	—	6,264
Pension liabilities	—	531	137	910	—	1,578
Other postretirement benefits liabilities	—	194	98	72	—	364
Deferred income taxes	—	—	680	363	(727)	316
Intercompany loans payable	18,261	2,374	45,618	1,442	(67,695)	—
Other noncurrent liabilities	—	321	225	384	—	930
Total noncurrent liabilities	18,261	8,730	47,704	3,179	(68,422)	9,452

Shareholders’ equity
Eaton shareholders' equity	15,552	11,749	41,655	82,247	(135,651)	15,552
Noncontrolling interests	—	—	—	37	5	42
Total equity	15,552	11,749	41,655	82,284	(135,646)	15,594
Total liabilities and equity	$34,030	$27,049	$93,216	$89,004	$(211,944)	$31,355

CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2016

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Assets
Current assets
Cash	$1	$92	$4	$446	$—	$543
Short-term investments	—	—	—	203	—	203
Accounts receivable - net	—	536	1,049	1,975	—	3,560
Intercompany accounts receivable	5	954	4,023	3,633	(8,615)	—
Inventory	—	342	642	1,349	(79)	2,254
Prepaid expenses and other current assets	—	77	42	237	25	381
Total current assets	6	2,001	5,760	7,843	(8,669)	6,941

Property, plant and equipment - net	—	857	706	1,880	—	3,443

Other noncurrent assets
Goodwill	—	1,355	6,293	5,553	—	13,201
Other intangible assets	—	169	3,442	1,903	—	5,514
Deferred income taxes	—	904	—	228	(772)	360
Investment in subsidiaries	32,795	13,743	72,938	12,577	(132,053)	—
Intercompany loans receivable	—	7,605	2,061	56,598	(66,264)	—
Other assets	—	491	134	335	—	960
Total assets	$32,801	$27,125	$91,334	$86,917	$(207,758)	$30,419

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$—	$—	$8	$6	$—	$14
Current portion of long-term debt	—	1,250	296	6	—	1,552
Accounts payable	1	372	252	1,093	—	1,718
Intercompany accounts payable	281	3,870	3,115	1,349	(8,615)	—
Accrued compensation	—	98	58	223	—	379
Other current liabilities	1	591	291	941	(2)	1,822
Total current liabilities	283	6,181	4,020	3,618	(8,617)	5,485

Noncurrent liabilities
Long-term debt	—	5,767	936	8	—	6,711
Pension liabilities	—	610	161	888	—	1,659
Other postretirement benefits liabilities	—	198	99	71	—	368
Deferred income taxes	—	—	732	361	(772)	321
Intercompany loans payable	17,621	2,603	44,788	1,252	(66,264)	—
Other noncurrent liabilities	—	327	211	396	—	934
Total noncurrent liabilities	17,621	9,505	46,927	2,976	(67,036)	9,993

Shareholders’ equity
Eaton shareholders' equity	14,897	11,439	40,387	80,285	(132,111)	14,897
Noncontrolling interests	—	—	—	38	6	44
Total equity	14,897	11,439	40,387	80,323	(132,105)	14,941
Total liabilities and equity	$32,801	$27,125	$91,334	$86,917	$(207,758)	$30,419

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2017

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash provided by (used in) operating activities	$573	$(215)	$697	$1,489	$(1,507)	$1,037

Investing activities
Capital expenditures for property, plant and equipment	—	(46)	(53)	(147)	—	(246)
Cash received from sales (paid for acquisitions) of affiliates	—	—	(92)	92	—	—
Sales (purchases) of short-term investments - net	—	—	—	(309)	—	(309)
Investments in affiliates	(90)	—	—	(90)	180	—
Return of investments in affiliates	—	—	20	—	(20)	—
Loans to affiliates	—	(17)	—	(3,853)	3,870	—
Repayments of loans from affiliates	—	290	47	3,276	(3,613)	—
Other - net	—	(26)	7	(12)	—	(31)
Net cash provided by (used in) investing activities	(90)	201	(71)	(1,043)	417	(586)

Financing activities
Proceeds from borrowings	—	811	—	21	—	832
Payments on borrowings	—	(250)	(289)	(4)	—	(543)
Proceeds from borrowings from affiliates	1,288	1,873	694	15	(3,870)	—
Payments on borrowings from affiliates	(819)	(2,366)	(353)	(75)	3,613	—
Capital contributions from affiliates	—	—	90	90	(180)	—
Return of capital to affiliates	—	—	—	(20)	20	—
Other intercompany financing activities	—	(113)	38	75	—	—
Cash dividends paid	(537)	—	—	—	—	(537)
Cash dividends paid to affiliates	—	—	(800)	(707)	1,507	—
Exercise of employee stock options	49	—	—	—	—	49
Repurchase of shares	(465)	—	—	—	—	(465)
Employee taxes paid from shares withheld	—	(14)	(4)	(3)	—	(21)
Other - net	—	—	(1)	(3)	—	(4)
Net cash provided by (used in) financing activities	(484)	(59)	(625)	(611)	1,090	(689)

Effect of currency on cash	—	—	—	7	—	7
Total increase (decrease) in cash	(1)	(73)	1	(158)	—	(231)
Cash at the beginning of the period	1	92	4	446	—	543
Cash at the end of the period	$—	$19	$5	$288	$—	$312

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2016

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash provided by (used in) operating activities	$(156)	$33	$(298)	$1,554	$—	$1,133

Investing activities
Capital expenditures for property, plant and equipment	—	(40)	(49)	(157)	—	(246)
Cash received from (paid for) acquisitions of businesses, net of cash acquired	—	—	1	—	—	1
Sales (purchases) of short-term investments - net	—	—	2	36	—	38
Investments in affiliates	(1,250)	—	(120)	(1,370)	2,740	—
Return of investments in affiliates	—	—	47	—	(47)	—
Loans to affiliates	—	(284)	(47)	(4,236)	4,567	—
Repayments of loans from affiliates	—	1,280	—	2,922	(4,202)	—
Other - net	—	2	25	(24)	—	3
Net cash provided by (used in) investing activities	(1,250)	958	(141)	(2,829)	3,058	(204)

Financing activities
Proceeds from borrowings	—	145	—	6	—	151
Payments on borrowings	—	—	(240)	—	—	(240)
Proceeds from borrowings from affiliates	2,203	1,385	786	193	(4,567)	—
Payments on borrowings from affiliates	(18)	(2,493)	(1,658)	(33)	4,202	—
Capital contributions from affiliates	—	—	1,370	1,370	(2,740)	—
Return of capital to affiliates	—	—	—	(47)	47	—
Other intercompany financing activities	—	(43)	183	(140)	—	—
Cash dividends paid	(521)	—	—	—	—	(521)
Exercise of employee stock options	37	—	—	—	—	37
Repurchase of shares	(295)	—	—	—	—	(295)
Employee taxes paid from shares withheld	—	(10)	(4)	(3)	—	(17)
Other - net	—	3	—	—	—	3
Net cash provided by (used in) financing activities	1,406	(1,013)	437	1,346	(3,058)	(882)

Effect of currency on cash	—	—	—	8	—	8
Total increase (decrease) in cash	—	(22)	(2)	79	—	55
Cash at the beginning of the period	—	26	7	235	—	268
Cash at the end of the period	$—	$4	$5	$314	$—	$323

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Summary of Results of Operations
A summary of Eaton’s Net sales, Net income attributable to Eaton ordinary shareholders, and Net income per share attributable to Eaton ordinary shareholders - diluted follows:

	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
Net sales	$5,132	$5,080	$9,980	$9,893
Net income attributable to Eaton ordinary shareholders	515	491	947	895
Net income per share attributable to Eaton ordinary shareholders - diluted	$1.15	$1.07	$2.10	$1.95
During 2015, Eaton announced a multi-year restructuring initiative to reduce its cost structure and gain efficiencies in all business segments and at corporate in order to respond to declining market conditions. Restructuring charges in the second quarter and first six months of 2017 were $33 and $53, respectively, and were $35 and $98 in 2016, respectively. Charges from this initiative are primarily comprised of severance costs. Restructuring charges are anticipated to be $100 in 2017. The projected annualized savings from these restructuring actions are expected to be $518, when fully realized in 2018.

RESULTS OF OPERATIONS
Non-GAAP Financial Measures
The following discussion of Consolidated Financial Results and Business Segment Results of Operations includes certain non-GAAP financial measures. These financial measures include operating earnings, operating earnings per ordinary share, and operating profit before acquisition integration charges for each business segment as well as corporate, each of which differs from the most directly comparable measure calculated in accordance with generally accepted accounting principles (GAAP). A reconciliation of operating earnings and operating earnings per ordinary share to the most directly comparable GAAP measure is included in the table below. Operating profit before acquisition integration charges is reconciled in the discussion of the operating results of each business segment, and excludes acquisition integration expense related to integration of Ephesus Lighting, Inc. in 2017 and 2016 and Oxalis Group Ltd. in 2016. Management believes that these financial measures are useful to investors because they exclude certain transactions, allowing investors to more easily compare Eaton’s financial performance period to period. Management uses this information in monitoring and evaluating the on-going performance of Eaton and each business segment. For additional information on acquisition integration charges, see Note 3 to the Consolidated Financial Statements.

Consolidated Financial Results

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
	2017	2016		2017	2016
Net sales	$5,132	$5,080	1%	$9,980	$9,893	1%
Gross profit	1,682	1,661	1%	3,220	3,183	1%
Percent of net sales	32.8%	32.7%		32.3%	32.2%
Income before income taxes	570	553	3%	1,034	995	4%
Net income	516	492	5%	948	895	6%
Less net income for noncontrolling interests	(1)	(1)		(1)	—
Net income attributable to Eaton ordinary shareholders	515	491	5%	947	895	6%
Excluding acquisition integration charges, after-tax (Note 3)	—	1		1	1
Operating earnings	$515	$492	5%	$948	$896	6%

Net income per share attributable to Eaton ordinary shareholders - diluted	$1.15	$1.07	7%	$2.10	$1.95	8%
Excluding per share impact of acquisition integration charges, after-tax (Note 3)	—	—		—	—
Operating earnings per ordinary share	$1.15	$1.07	7%	$2.10	$1.95	8%
Net Sales
Net sales increased 1% in the second quarter and the first six months of 2017 compared to the second quarter and first six months of 2016 due to an increase of 2% in organic sales, partially offset by a decrease of 1% from the impact of negative currency translation. The increase in organic sales in the second quarter and first six months of 2017 was primarily due to higher sales volumes in the Electrical Products and Hydraulics business segments.
Gross Profit
Gross profit margin increased from 32.7% in the second quarter of 2016 to 32.8% in the second quarter of 2017, and from 32.2% in the first six months of 2016 to 32.3% in the first six months of 2017. The increase in gross profit margin was primarily due to higher sales volumes, savings from restructuring actions, and lower restructuring charges, partially offset by commodity inflation, and unfavorable product mix.
Income Taxes
The effective income tax rate for second quarter and first six months of 2017 was expense of 10% and 8%, respectively, compared to expense of 11% and 10% for the second quarter and first six months of 2016.  The decreases in the effective tax rate in the second quarter and the first six months of 2017 were due to the resolution of tax contingencies in lower tax jurisdictions and the excess tax benefits recognized for employee share-based payments pursuant to the adoption of ASU 2016-09 as discussed in Note 1.
Net Income
Net income attributable to Eaton ordinary shareholders of $515 in the second quarter of 2017 increased 5% compared to Net income attributable to Eaton ordinary shareholders of $491 in the second quarter of 2016. Net income attributable to Eaton ordinary shareholders in the first six months of 2017 was $947, an increase of 6% compared to $895 in the first six months of 2016. The increase in the second quarter and first six months of 2017 was primarily due to higher sales volumes, savings from restructuring actions, lower restructuring charges, and a lower tax rate, partially offset by commodity inflation, and unfavorable product mix.
Net income per ordinary share increased to $1.15 in the second quarter of 2017 compared to $1.07 in the second quarter of 2016. Net income per ordinary share increased to $2.10 in the first six months of 2017 compared to $1.95 in the first six months of 2016. The increase in the Net income per ordinary share in the second quarter and first six months of 2017 was due to higher Net income attributable to Eaton ordinary shareholders and the Company's share repurchases over the past year.

Operating Earnings
Operating earnings of $515 in the second quarter of 2017 increased 5% compared to Operating earnings of $492 in the second quarter of 2016. Operating earnings in the first six months of 2017 was $948, an increase of 6% compared to $896 in the first six months of 2016. The increase in Operating earnings in the second quarter and the first six months of 2017 was primarily due to higher Net income attributable to Eaton ordinary shareholders.
Operating earnings per ordinary share increased to $1.15 in the second quarter of 2017 compared to $1.07 in the second quarter of 2016. Operating earnings per ordinary share increased to $2.10 in the first six months of 2017 compared to $1.95 in the first six months of 2016. The increase in Operating earnings per ordinary share in the second quarter and first six months of 2017 was due to higher Operating earnings and the impact of the Company's share repurchases over the past year.
Business Segment Results of Operations
The following is a discussion of Net sales, operating profit and operating margin by business segment, which includes a discussion of operating profit and operating profit margin before acquisition integration charges. For additional information related to acquisition integration charges, see Note 3 to the Condensed Consolidated Financial Statements.
Electrical Products

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
	2017	2016		2017	2016
Net sales	$1,802	$1,784	1%	$3,514	$3,464	1%

Operating profit	$314	$322	(2)%	$611	$593	3%
Operating margin	17.4%	18.0%		17.4%	17.1%

Acquisition integration charges	$1	$1		$2	$1

Before acquisition integration charges
Operating profit	$315	$323	(2)%	$613	$594	3%
Operating margin	17.5%	18.1%		17.4%	17.1%
Net sales increased 1% in the second quarter and the first six months of 2017 compared to the second quarter and first six months of 2016 due to an increase of 2% in organic sales, partially offset by a decrease of 1% from the impact of negative currency translation. Organic sales grew in the second quarter and first six months of 2017 in all regions.
Operating margin decreased from 18.0% in the second quarter of 2016 to 17.4% in the second quarter of 2017. The decrease in operating margin in the second quarter 2017 was primarily due to commodity inflation and increased investments in research and development, partially offset by savings from restructuring actions. Operating margin increased from 17.1% in the first six months of 2016 to 17.4% in the first six months of 2017. The increase in operating margin in the first six months of 2017 was primarily due to higher sales volumes, lower restructuring charges, and savings from restructuring actions, partially offset by commodity inflation and increased investments in research and development.
Operating margin before acquisition integration charges decreased from 18.1% in the second quarter of 2016 to 17.5% in the second quarter of 2017 due to a decrease in operating margin, and increased from 17.1% in the first six months of 2016 to 17.4% in the first six month of 2017 due to an increase in operating margin.

Electrical Systems and Services

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
	2017	2016		2017	2016
Net sales	$1,414	$1,429	(1)%	$2,747	$2,771	(1)%

Operating profit	$194	$178	9%	$349	$337	4%
Operating margin	13.7%	12.5%		12.7%	12.2%

Acquisition integration charges	$—	$—		$—	$1

Before acquisition integration charges
Operating profit	$194	$178	9%	$349	$338	3%
Operating margin	13.7%	12.5%		12.7%	12.2%
Net sales decreased 1% in the second quarter and first six months of 2017 compared to the second quarter and first six months of 2016 due to a decrease of 1% from the impact of negative currency translation. Organic sales were flat in the second quarter and first six months of 2017.
Operating margin increased from 12.5% in the second quarter of 2016 to 13.7% in the second quarter of 2017, and from 12.2% in the first six months of 2016 to 12.7% in the first six months of 2017. The increase in operating margin in the second quarter and first six months of 2017 was primarily due to savings from restructuring actions, other cost control measures and a litigation charge in 2016, partially offset by unfavorable product mix and commodity inflation.
Operating margin before acquisition integration charges increased from 12.2% in the first six months of 2016 to 12.7% in the first six months of 2017 due to an increase in operating margin.
Hydraulics

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
	2017	2016		2017	2016
Net sales	$633	$589	7%	$1,220	$1,140	7%

Operating profit	$74	$59	25%	$134	$100	34%
Operating margin	11.7%	10.0%		11.0%	8.8%
Net sales increased 7% in the second quarter and first six months of 2017 compared to the second quarter and first six months of 2016 due to an increase of 9% in organic sales, partially offset by a decrease of 2% from the impact of negative currency translation. The increase in organic sales in the second quarter and first six months of 2017 was due to strength in global mobile OEM markets and distribution channels.
Operating margin increased from 10.0% in the second quarter of 2016 to 11.7% in the second quarter of 2017, and from 8.8% in the first six months of 2016 to 11.0% in the first six months of 2017. The increase in operating margin in the second quarter and first six months of 2017 was primarily due to higher sales volumes, savings from restructuring actions and lower restructuring charges, partially offset by commodity inflation and unfavorable product mix.

Aerospace

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
	2017	2016		2017	2016
Net sales	$437	$447	(2)%	$865	$892	(3)%

Operating profit	$81	$83	(2)%	$160	$163	(2)%
Operating margin	18.5%	18.6%		18.5%	18.3%
Net sales in the second quarter of 2017 decreased 2% compared to the second quarter of 2016 due to a decrease of 2% from the impact of negative currency translation. Organic sales were flat in the second quarter of 2017. Net sales decreased 3% in the first six months of 2017 compared to the first six months of 2016 due to a decrease of 2% from the impact of negative currency translation and a decrease of 1% in organic sales. The decrease in organic sales in the first six months of 2017 was primarily due to lower sales in military aftermarket, business and regional jets, and lower cost reimbursements on certain engineering programs, partially offset by growth in commercial transports.
Operating margin decreased in the second quarter from 18.6% in 2016 to 18.5% in 2017 primarily due to unfavorable product mix. Operating margin increased from 18.3% in the first six months of 2016 to 18.5% in the first six months of 2017. The increase in operating margin in the first six months of 2017 was due to savings from restructuring actions and lower restructuring charges, partially offset by lower sales volumes.
Vehicle

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
	2017	2016		2017	2016
Net sales	$846	$831	2%	$1,634	$1,626	—%

Operating profit	$139	$137	1%	$247	$255	(3)%
Operating margin	16.4%	16.5%		15.1%	15.7%
Net sales increased 2% in the second quarter of 2017 compared to the second quarter of 2016 due to an increase of 1% in organic sales and an increase of 1% from the impact of positive currency translation. The increase in organic sales in the second quarter of 2017 was primarily due to growth in North American and South American markets, partially offset by lower sales in Europe. Net sales were flat in the first six months of 2017 compared to the first six months of 2016 with no impact from either organic sales or foreign currency translation.
Operating margin decreased from 16.5% in the second quarter of 2016 to 16.4% in the second quarter of 2017 primarily due to commodity inflation and unfavorable product mix, partially offset by higher sales volumes and savings from restructuring actions. Operating margin decreased from 15.7% in the first six months of 2016 to 15.1% in the first six months of 2017 primarily due to commodity inflation, unfavorable product mix, and higher warranty costs, partially offset by savings from restructuring actions and lower restructuring charges.

Corporate Expense

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
	2017	2016		2017	2016
Amortization of intangible assets	$96	$98	(2)%	$190	$198	(4)%
Interest expense - net	60	57	5%	121	114	6%
Pension and other postretirement benefits expense	11	13	(15)%	22	27	(19)%
Other corporate expense - net	65	58	12%	134	114	18%
Total corporate expense	$232	$226	3%	$467	$453	3%
Total corporate expense increased 3% from $226 in the second quarter of 2016 to $232 in the second quarter of 2017. Total corporate expense increased 3% from $453 in the first six months of 2016 to $467 in the first six months of 2017. The increase in Total corporate expense for the second quarter and first six months of 2017 was primarily due to an increase in other corporate expense - net driven by an increase to the LIFO inventory reserve and higher corporate restructuring expenses, partially offset by a decrease in amortization of intangible assets and in pension and other postretirement benefits expense.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Financial Condition and Liquidity
Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk. The Company maintains access to the commercial paper markets through a $2,000 commercial paper program, which is supported by credit facilities in the aggregate principal amount of $2,000. There were no borrowings outstanding under these revolving credit facilities at June 30, 2017. Over the course of a year, cash, short-term investments and short-term debt may fluctuate in order to manage global liquidity. Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business as well as scheduled payments of long-term debt.
Eaton was in compliance with each of its debt covenants for all periods presented.
Sources and Uses of Cash
Operating Cash Flow
Net cash provided by operating activities was $1,037 in the first six months of 2017, a decrease of $96 in the source of cash compared to $1,133 in the first six months of 2016. The decrease in net cash provided by operating activities was driven by higher pension contributions which totaled $160 in the first six months of 2017 compared to $74 in the first six months of 2016.
Investing Cash Flow
Net cash used in investing activities was $586 in the first six months of 2017, an increase in the use of cash of $382 compared to $204 in the first six months of 2016. The increase in the use of cash was primarily driven by net purchases of short-term investments of $309 in 2017 compared to net sales of short-term investments of $38 in 2016.
Financing Cash Flow
Net cash used in financing activities was $689 in the first six months of 2017, a decrease of $193 in the use of cash compared to $882 in the first six months of 2016. The decrease in the use of cash was primarily due to an increase of $681 in proceeds from borrowings which totaled $832 in 2017 and $151 in 2016. This was partially offset by an increase of $303 in payments on borrowings which totaled $543 in 2017 and $240 in 2016, and a $170 increase in share repurchases during the first six months of 2017 compared to the first six months of 2016.

FORWARD-LOOKING STATEMENTS
This Form 10-Q Report contains forward-looking statements concerning litigation and regulatory developments, and the costs and benefits of restructuring actions, among other matters. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to Eaton, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside Eaton’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for the Company’s business segments; unanticipated downturns in business relationships with customers or their purchases from us; the availability of credit to customers and suppliers; competitive pressures on sales and pricing; unanticipated changes in the cost of material and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; strikes or other labor unrest; the impact of acquisitions and divestitures; unanticipated difficulties integrating acquisitions; new laws and governmental regulations; interest rate changes; tax rate changes or exposure to additional income tax liability; stock market and currency fluctuations; war, civil or political unrest or terrorism; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in exposures to market risk since December 31, 2016.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures - Pursuant to SEC Rule 13a-15, an evaluation was performed under the supervision and with the participation of Eaton’s management, including Craig Arnold - Principal Executive Officer; and Richard H. Fearon - Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, management concluded that Eaton’s disclosure controls and procedures were effective as of June 30, 2017.
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
During the second quarter of 2017, there was no change in Eaton's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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
(c) Issuer's Purchases of Equity Securities
During the second quarter of 2017, 2.7 million ordinary shares were repurchased in the open market at a total cost of $210 million. These shares were repurchased under the program approved by the Board on February 24, 2016. A summary of the shares repurchased in the second quarter of 2017 follows:

Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
April	—	$—	—	$1,598
May	2,471,704	$76.61	2,471,704	$1,409
June	271,439	$76.02	271,439	$1,388
Total	2,743,143	$76.55	2,743,143

ITEM 5.	OTHER INFORMATION.

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

During the second quarter, our wholly-owned non-U.S. subsidiaries sold electrical products, consisting of lighting fixtures, floodlights, cable glands, stopping plugs and sockets, to distributors who have told us that the ultimate customers are owned by the government of Iran. We received total revenue of approximately 111,582 Euros and realized net profits of approximately 23,918 Euros from the sales (approximately $121,262 and $25,993 in whole dollars, respectively, at the exchange rates for U.S. dollars at the date of the sale transactions).  One or more of our non-U.S. subsidiaries intend to continue doing business in Iran under General License H in compliance with U.S. economic sanctions and export control laws, though the Company has no assets or employees in Iran.

ITEM 6.	EXHIBITS.
Exhibits — See Exhibit Index attached.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON CORPORATION plc
Registrant

Date:	August 1, 2017	By:	/s/ Richard H. Fearon
Richard H. Fearon
Principal Financial Officer
(On behalf of the registrant and as Principal Financial Officer)

Eaton Corporation plc
Second Quarter 2017 Report on Form 10-Q
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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the three months ended June 30, 2017 and 2016, (ii) Consolidated Statements of Comprehensive Income for the three months ended June 30, 2017 and 2016, (iii) Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 and (v) Notes to Condensed Consolidated Financial Statements for the six months ended June 30, 2017.