Form 10-Q
period 2017-09-30
Eaton Corp plc
filed 2017-10-31
CIK 1551182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 440.6 million Ordinary Shares outstanding as of September 30, 2017.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	2
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	26
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	32
ITEM 4. CONTROLS AND PROCEDURES	32
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	32
ITEM 1A. RISK FACTORS	32
ITEM 2. UNRESTRICTED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	33
ITEM 5. OTHER INFORMATION	33
ITEM 6. EXHIBITS	33
SIGNATURES	34
EXHIBIT INDEX	35
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended September 30		Nine months ended September 30
(In millions except for per share data)	2017	2016	2017	2016
Net sales	$5,211	$4,987	$15,191	$14,880

Cost of products sold	3,469	3,371	10,229	10,081
Selling and administrative expense	916	853	2,703	2,642
Research and development expense	147	146	440	444
Interest expense - net	60	59	181	173
Gain on sale of business	1,077	—	1,077	—
Other expense (income) - net	5	(15)	(10)	(28)
Income before income taxes	1,691	573	2,725	1,568
Income tax expense	292	51	378	151
Net income	1,399	522	2,347	1,417
Less net (income) loss for noncontrolling interests	—	1	(1)	1
Net income attributable to Eaton ordinary shareholders	$1,399	$523	$2,346	$1,418

Net income per share attributable to Eaton ordinary shareholders
Diluted	$3.14	$1.15	$5.23	$3.09
Basic	3.16	1.15	5.26	3.10

Weighted-average number of ordinary shares outstanding
Diluted	445.2	455.6	448.3	457.9
Basic	442.6	453.9	445.9	456.5

Cash dividends declared per ordinary share	$0.60	$0.57	$1.80	$1.71

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended September 30		Nine months ended September 30
(In millions)	2017	2016	2017	2016
Net income	$1,399	$522	$2,347	$1,417
Less net (income) loss for noncontrolling interests	—	1	(1)	1
Net income attributable to Eaton ordinary shareholders	1,399	523	2,346	1,418

Other comprehensive income (loss), net of tax
Currency translation and related hedging instruments	195	(22)	743	(57)
Pensions and other postretirement benefits	16	45	53	132
Cash flow hedges	(12)	1	(11)	(33)
Other comprehensive income (loss) attributable to Eaton ordinary shareholders	199	24	785	42

Total comprehensive income attributable to Eaton ordinary shareholders	$1,598	$547	$3,131	$1,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	September 30, 2017	December 31, 2016
Assets
Current assets
Cash	$791	$543
Short-term investments	843	203
Accounts receivable - net	3,962	3,560
Inventory	2,457	2,254
Prepaid expenses and other current assets	396	381
Total current assets	8,449	6,941

Property, plant and equipment
Land and buildings	2,498	2,369
Machinery and equipment	5,940	5,670
Gross property, plant and equipment	8,438	8,039
Accumulated depreciation	(4,952)	(4,596)
Net property, plant and equipment	3,486	3,443

Other noncurrent assets
Goodwill	13,545	13,201
Other intangible assets	5,354	5,514
Deferred income taxes	264	360
Other assets	1,627	960
Total assets	$32,725	$30,419

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$5	$14
Current portion of long-term debt	1,494	1,552
Accounts payable	2,039	1,718
Accrued compensation	434	379
Other current liabilities	1,928	1,822
Total current liabilities	5,900	5,485

Noncurrent liabilities
Long-term debt	7,273	6,711
Pension liabilities	1,328	1,659
Other postretirement benefits liabilities	366	368
Deferred income taxes	327	321
Other noncurrent liabilities	895	934
Total noncurrent liabilities	10,189	9,993

Shareholders’ equity
Eaton shareholders’ equity	16,593	14,897
Noncontrolling interests	43	44
Total equity	16,636	14,941
Total liabilities and equity	$32,725	$30,419
The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30
(In millions)	2017	2016
Operating activities
Net income	$2,347	$1,417
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	685	700
Deferred income taxes	(181)	(105)
Pension and other postretirement benefits expense	161	177
Contributions to pension plans	(447)	(114)
Contributions to other postretirement benefits plans	(14)	(26)
Gain on sale of business	(843)	—
Changes in working capital	(144)	(206)
Other - net	223	89
Net cash provided by operating activities	1,787	1,932

Investing activities
Capital expenditures for property, plant and equipment	(351)	(346)
Proceeds from sale of business	600	—
Cash received from acquisitions of businesses, net of cash acquired	—	1
Purchases of short-term investments - net	(621)	(29)
Other - net	(63)	3
Net cash used in investing activities	(435)	(371)

Financing activities
Proceeds from borrowings	1,000	633
Payments on borrowings	(553)	(666)
Cash dividends paid	(803)	(780)
Exercise of employee stock options	59	60
Repurchase of shares	(789)	(567)
Employee taxes paid from shares withheld	(21)	(18)
Other - net	(8)	(5)
Net cash used in financing activities	(1,115)	(1,343)

Effect of currency on cash	11	8
Total increase in cash	248	226
Cash at the beginning of the period	543	268
Cash at the end of the period	$791	$494

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
During the first quarter of 2017, the Company adopted Accounting Standards Update 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, (ASU 2016-09). Upon adoption, the Company recorded deferred tax assets of $48 for all excess tax benefits that had not been previously recognized. This was accomplished through a cumulative-effect adjustment to retained earnings. ASU 2016-09 also requires that all excess tax benefits and deficiencies generated in the current and future periods be recorded as income tax benefit or expense in the reporting period in which they occur. These excess tax benefits and deficiencies, which were previously required to be presented as financing activities on the Company’s Condensed Consolidated Statements of Cash Flows, are now classified as operating activities prospectively. The Company also reclassified $21 and $18 for the first nine months of 2017 and 2016, respectively, from operating activities to financing activities on the Company’s Condensed Consolidated Statements of Cash Flows for withholding payments made to taxing authorities from shares withheld from employees. The Company will continue to estimate forfeitures as part of recording equity-based compensation expense.
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
A cross-functional implementation team has been established consisting of representatives from all of our business segments to review current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to revenue contracts. The implementation team performed a review of samples of customer contracts across the Company’s significant revenue streams. Based on this evaluation of the revenue streams, the Company believes there will be little difference in revenue recorded under the current and new standards. Certain revenue streams will move from point-in-time or multiple elements to over time because of the continuous transfer of control to customers. The Company is also in the process of implementing the appropriate changes to business processes and controls to support recognition and disclosure under the new standard, including evaluating new qualitative and quantitative disclosures that will include information on the nature, amount, timing and significant judgments impacting revenue from contracts with customers. Eaton plans to adopt the standard as of the first quarter of 2018 using the modified retrospective approach and will record a cumulative adjustment to equity for open contracts as of January 1, 2018.
In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-02, Leases (Topic 842), (ASU 2016-02). This accounting standard requires that a lessee recognize a lease asset and a lease liability on its balance sheet for all leases, including operating leases, with a term greater than 12 months. ASU 2016-02 will require additional disclosures in the notes to the consolidated financial statements and is effective for annual and interim reporting periods beginning after December 15, 2018. A project team has been formed to evaluate and implement the new standard, including the use of third-party lease accounting software. Eaton is evaluating the impact of ASU 2016-02 and an estimate of the impact to the consolidated financial statements cannot be made at this time.

Note 2.	SALE OF A BUSINESS
On July 31, 2017, Eaton sold a 50% interest in its heavy-duty and medium-duty commercial vehicle automated transmission business for $600 in cash to Cummins, Inc. The new joint venture is named Eaton Cummins Automated Transmission Technologies. The Company recognized a pre-tax gain of $1,077, of which $533 related to the pre-tax gain from the $600 proceeds from the sale and $544 related to the Company’s remaining 50% investment in the joint venture being remeasured to fair value. The after-tax gain was $843. The fair value is based on the price paid to Eaton for the 50% interest sold to Cummins, Inc. and further supported by a discounted cash flow model. Eaton will account for its investment on the equity method of accounting.

Note 3.	ACQUISITION INTEGRATION CHARGES
Eaton incurs integration charges related to acquired businesses. A summary of these charges follows:

	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
Electrical Products	$1	$1	$3	$2
Electrical Systems and Services	—	—	—	1
Total acquisition integration charges before income taxes	1	1	3	3
Income taxes	—	—	1	1
Total after income taxes	$1	$1	$2	$2
Per ordinary share - diluted	$—	$—	$—	$—
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
During 2015, Eaton announced its commitment to undertake actions to reduce its cost structure in all business segments and at corporate. Restructuring charges incurred for the three and nine months ended September 30, 2017, were $22 and $75, respectively, and were $23 and $121 for the three and nine months ended September 30, 2016, respectively. The charges associated with restructuring activities are anticipated to be $100 in 2017.
A summary of restructuring charges by type follows:

	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
Workforce reductions	$10	$18	$35	$95
Plant closings and other	12	5	40	26
Total	$22	$23	$75	$121

A summary of restructuring charges by segment follows:

	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
Electrical Products	$—	$1	$14	$27
Electrical Systems & Services	—	7	7	20
Hydraulics	9	10	26	44
Aerospace	—	(1)	1	3
Vehicle	2	5	7	22
Corporate	11	1	20	5
Total	$22	$23	$75	$121
A summary of liabilities related to workforce reductions, plant closings and other associated costs announced in 2015 follows:

	Workforce reductions	Plant closings and other	Total
Balance at December 31, 2015	$54	$—	$54
Liability recognized	177	34	211
Payments	(116)	(13)	(129)
Other adjustments	(2)	(20)	(22)
Balance at December 31, 2016	113	1	114
Liability recognized	35	40	75
Payments	(78)	(25)	(103)
Other adjustments	(3)	(12)	(15)
Balance at September 30, 2017	$67	$4	$71
These charges were included in Cost of products sold, Selling and administrative expenses or Other income-net, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment. See Note 14 for additional information about business segments.

Note 5.	GOODWILL
Change in the carrying amount of goodwill by segment follows:

	Electrical Products	Electrical Systems and Services	Hydraulics	Aerospace	Vehicle	Total
December 31, 2016	$6,497	$4,203	$1,221	$938	$342	$13,201
Goodwill written off from sale of business	—	—	—	—	(52)	(52)
Translation	235	114	34	8	5	396
September 30, 2017	$6,732	$4,317	$1,255	$946	$295	$13,545

Note 6.    DEBT
On September 15, 2017, a subsidiary of Eaton issued senior notes (the Notes) with a face amount of $1,000. The Notes are comprised of two tranches of $700 and $300, which mature in 2027 and 2047, respectively, with interest payable semi-annually at a respective rate of 3.1% and 3.9%. The issuer received proceeds totaling $993 from the issuance, net of financing costs. The Notes are fully and unconditionally guaranteed on an unsubordinated, unsecured basis by Eaton and certain of its direct and indirect subsidiaries. The Notes contain customary optional redemption and par call provisions. The Notes also contain a change of control provision which requires the Company to make an offer to purchase all or any part of the Notes at a purchase price of 101% of the principal amount plus accrued and unpaid interest. The capitalized deferred financing fees are amortized in Interest expense-net over the respective terms of the Notes. The Notes are subject to customary non-financial covenants.

Note 7.    RETIREMENT BENEFITS PLANS
The components of retirement benefits expense follow:

	United States pension benefit expense		Non-United States pension benefit expense		Other postretirement benefits expense
	Three months ended September 30
	2017	2016	2017	2016	2017	2016
Service cost	$24	$28	$18	$16	$1	$1
Interest cost	30	31	14	16	4	4
Expected return on plan assets	(61)	(63)	(24)	(23)	(1)	(2)
Amortization	21	23	13	8	(3)	(2)
	14	19	21	17	1	1
Settlements	17	24	4	—	—	—
Total expense	$31	$43	$25	$17	$1	$1

	United States pension benefit expense		Non-United States pension benefit expense		Other postretirement benefits expense
	Nine months ended September 30
	2017	2016	2017	2016	2017	2016
Service cost	$72	$83	$53	$49	$2	$3
Interest cost	92	94	41	48	11	13
Expected return on plan assets	(183)	(188)	(70)	(71)	(3)	(5)
Amortization	62	69	38	25	(9)	(6)
	43	58	62	51	1	5
Settlements and special termination benefits	51	63	4	—	—	—
Total expense	$94	$121	$66	$51	$1	$5

In 2017, Eaton expects to make contributions to the United States pension plans of $375, including $370 contributed through September 30, 2017.

Note 8.	LEGAL CONTINGENCIES
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
In December 2011, Pepsi-Cola Metropolitan Bottling Company, Inc. (“Pepsi”) filed an action against (a) Cooper Industries, LLC, Cooper Industries, Ltd., Cooper Holdings, Ltd., Cooper US, Inc., and Cooper Industries plc (collectively, “Cooper”), (b) M&F Worldwide Corp., Mafco Worldwide Corp., Mafco Consolidated Group LLC, and PCT International Holdings, Inc. (collectively, “Mafco”), and (c) the Pneumo Abex Asbestos Claims Settlement Trust (the “Trust”) in Texas state court. Pepsi alleged that it was harmed by a 2011 settlement agreement (“2011 Settlement”) among Cooper, Mafco, and Pneumo Abex, LLC (“Pneumo,” which prior to the 2011 Settlement was a Mafco subsidiary), which settlement resolved litigation that Pneumo had previously brought against Cooper involving, among other things, a guaranty related to Pneumo’s friction products business. In November 2015, after a Texas court ruled that Pepsi's claims should be heard in arbitration, Pepsi filed a demand for arbitration against Cooper, Mafco, the Trust, and Pneumo. Pepsi subsequently dropped claims against all parties except Cooper. An arbitration under the auspices of the American Arbitration Association commenced in October 2017. Pepsi’s experts have opined, among other things, that the value contributed to the Trust for a release of the guaranty was approximately $440 below reasonably equivalent value, and that an inability of Pneumo to satisfy future liabilities may result in plaintiffs suing Pepsi under various theories. Cooper submitted various expert reports and, among other things, Cooper’s experts opine that Pepsi has no basis to seek any damages and that Cooper paid reasonably equivalent value for the release of its indemnity obligations under the guaranty. The Company believes that the claims of Pepsi are without merit, and that the ultimate resolution of this matter will not have a material impact on the Company’s consolidated financial statements.
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

The effective income tax rate for the third quarter and first nine months of 2017 was expense of 17.3% and 13.9%, respectively, compared to expense of 8.8% and 9.6% for the third quarter and first nine months of 2016. The tax rate for the third quarter and first nine months of 2017 includes $234 of tax expense on the gain related to the Eaton Cummins joint venture transaction, which closed during the third quarter and is discussed in Note 2. Excluding the impact from the Eaton Cummins joint venture transaction, the effective income tax rate for the third quarter and first nine months of 2017 was expense of 9.5% and 8.8%, respectively. The increase in the effective tax rate in the third quarter of 2017 was due to greater levels of income in higher tax jurisdictions. The decrease in the effective tax rate in the first nine months of 2017 was due to the resolution of tax contingencies in lower tax jurisdictions and the excess tax benefits recognized for employee share-based payments pursuant to the adoption of ASU 2016-09 as discussed in Note 1.
On July 26, 2017, the United States Tax Court issued a ruling in the previously-disclosed dispute between Eaton Corporation, a subsidiary of the Company (“Eaton Corp”) and the Internal Revenue Service (the “IRS”). As the Company has previously disclosed, the IRS issued a Notice in 2011 for Eaton Corp’s 2005 and 2006 tax years proposing assessments of $75 million in additional taxes plus $52 million in penalties related primarily to transfer pricing adjustments for products manufactured in Eaton facilities in Puerto Rico and the Dominican Republic and sold to affiliated companies located in the U.S. As previously disclosed, the IRS also proposed adjustments related to the same transfer pricing issue in another Notice issued in 2014 for the 2007 through 2010 tax years. Eaton has set its transfer prices for products sold between these affiliates at the same prices that it sells such products to third parties, as required by two successive Advance Pricing Agreements (APAs) Eaton Corp entered into with the IRS. The IRS cancelled the APAs and made the proposed adjustments in the 2011 and 2014 Notices, which Eaton Corp disputed in the Tax Court. The Tax Court case involved both whether the APAs should be enforced and, if not, the appropriate transfer pricing methodology. The Tax Court held a trial for the 2005 and 2006 tax years, the outcome of which also applies to the transfer pricing matter in the 2007 through 2010 tax years.
The Tax Court agreed with Eaton Corp that the IRS must abide by the terms of the APAs for the tax years 2005-2006, a finding that is also applicable to the 2007-2010 years. The Tax Court’s ruling on the APAs did not have a material impact on Eaton’s consolidated financial statements.

Note 10. EQUITY
On October 22, 2013, Eaton's Board of Directors adopted a share repurchase program (the 2013 Program). Under the 2013 Program, the ordinary shares were expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During the first quarter of 2016, 1.5 million ordinary shares were repurchased under the 2013 Program in the open market at a total cost of $82. On February 24, 2016, the Board of Directors approved a new share repurchase program for share repurchases up to $2,500 of ordinary shares (2016 Program). Under the 2016 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During the three and nine months ended September 30, 2017, 4.4 million and 10.7 million ordinary shares, respectively, were repurchased under the 2016 Program in the open market at a total cost of $324 and $789, respectively. During the three and nine months ended September 30, 2016, 3.7 million and 7.7 million ordinary shares, respectively, were repurchased under the 2016 Program in the open market at a total cost of $243 and $485, respectively.
The changes in Shareholders’ equity follow:

	Eaton shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2016	$14,897	$44	$14,941
Cumulative-effect adjustment upon adoption of ASU 2016-09	48	—	48
Net income	2,346	1	2,347
Other comprehensive income	785	—	785
Cash dividends paid	(803)	(3)	(806)
Issuance of shares under equity-based compensation plans - net	109	—	109
Repurchase of shares	(789)	—	(789)
Changes in noncontrolling interest - net	—	1	1
Balance at September 30, 2017	$16,593	$43	$16,636
The changes in Accumulated other comprehensive loss follow:

	Currency translation and related hedging instruments	Pensions and other postretirement benefits	Cash flow hedges	Total
Balance at December 31, 2016	$(3,062)	$(1,380)	$(6)	$(4,448)
Other comprehensive (loss) income before reclassifications	743	(46)	(19)	678
Amounts reclassified from Accumulated other comprehensive loss (income)	—	99	8	107
Net current-period Other comprehensive income (loss)	743	53	(11)	785
Balance at September 30, 2017	$(2,319)	$(1,327)	$(17)	$(3,663)

The reclassifications out of Accumulated other comprehensive loss follow:

	Nine months ended September 30, 2017		Consolidated statements of income classification
Amortization of defined benefit pensions and other postretirement benefits items
Actuarial loss and prior service cost	$(146)	[1]
Tax benefit	47
Total, net of tax	(99)

Gains and (losses) on cash flow hedges
Currency exchange contracts	(12)		Cost of products sold
Tax benefit	4
Total, net of tax	(8)

Total reclassifications for the period	$(107)
1 These components of Accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 7 for additional information about pension and other postretirement benefits items.

Net Income Per Share Attributable to Eaton Ordinary Shareholders
A summary of the calculation of net income per share attributable to Eaton ordinary shareholders follows:

	Three months ended September 30		Nine months ended September 30
(Shares in millions)	2017	2016	2017	2016
Net income attributable to Eaton ordinary shareholders	$1,399	$523	$2,346	$1,418

Weighted-average number of ordinary shares outstanding - diluted	445.2	455.6	448.3	457.9
Less dilutive effect of equity-based compensation	2.6	1.7	2.4	1.4
Weighted-average number of ordinary shares outstanding - basic	442.6	453.9	445.9	456.5

Net income per share attributable to Eaton ordinary shareholders
Diluted	$3.14	$1.15	$5.23	$3.09
Basic	3.16	1.15	5.26	3.10
For the third quarter and first nine months of 2017, 0.2 million and 0.6 million stock options, respectively, were excluded from the calculation of diluted net income per share attributable to Eaton ordinary shareholders because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive. For the third quarter and first nine months of 2016, 1.5 million and 1.8 million stock options, respectively, were excluded from the calculation of diluted net income per share attributable to Eaton ordinary shareholders because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive.

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
A summary of financial instruments recognized at fair value, and the fair value measurements used, follows:

	Total	Level 1	Level 2	Level 3
September 30, 2017
Cash	$791	$791	$—	$—
Short-term investments	843	843	—	—
Net derivative contracts	28	—	28	—

December 31, 2016
Cash	$543	$543	$—	$—
Short-term investments	203	203	—	—
Net derivative contracts	(3)	—	(3)	—
Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities. No financial instruments were measured using unobservable inputs.
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $8,767 and fair value of $9,078 at September 30, 2017 compared to $8,263 and $8,477, respectively, at December 31, 2016. The fair value of Eaton's debt instruments were estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities, and are considered a Level 2 fair value measurement.
As discussed in Note 2, on July 31, 2017 Eaton sold a 50% interest in its heavy-duty and medium-duty commercial vehicle automated transmission business to Cummins, Inc. Eaton's remaining 50% interest was remeasured to a fair value of $600 on July 31, 2017 using a discounted cash flow model which is considered a Level 3 fair value measurement. The model includes estimates of future cash flows, future growth rates, terminal value amounts, and the applicable weighted-average cost of capital used to discount those estimated cash flows. Eaton will account for its investment on the equity method of accounting.

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
Eaton uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against foreign currency exposure (net investment hedges). Foreign currency denominated debt designated as non-derivative net investment hedging instruments on an after-tax basis was $89 at September 30, 2017 and $86 at December 31, 2016, and designated on a pre-tax basis was $643 at September 30, 2017 and $572 at December 31, 2016.

Derivative Financial Statement Impacts
The fair value of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets follows:

	Notional amount	Other current assets	Other noncurrent assets	Other current liabilities	Other noncurrent liabilities	Type of hedge	Term
September 30, 2017
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$3,715	$2	$56	$—	$7	Fair value	2 months to 17 years
Currency exchange contracts	921	4	6	25	5	Cash flow	1 to 36 months
Total		$6	$62	$25	$12

Derivatives not designated as hedges
Currency exchange contracts	$3,022	$21		$24			1 to 12 months
Commodity contracts	1	—		—			1 to 12 months
Total		$21		$24

December 31, 2016
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$3,765	$1	$65	$—	$8	Fair value	3 months to 18 years
Forward starting floating-to-fixed interest rate swaps	450	—	19	—	1	Cash flow	11 years
Currency exchange contracts	802	11	1	22	17	Cash flow	1 to 36 months
Total		$12	$85	$22	$26

Derivatives not designated as hedges
Currency exchange contracts	$5,333	$31		$85			1 to 12 months
Commodity contracts	10	2		—			1 to 12 months
Total		$33		$85
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

The impact of derivative instruments to the Consolidated Statement of Income and Comprehensive Income follow:

	Gain (loss) recognized in other comprehensive (loss) income		Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	Three months ended September 30			Three months ended September 30
	2017	2016		2017	2016
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	$(10)	$1	Interest expense - net	$—	$—
Interest rate locks	(9)	—	Interest expense - net	—	—
Currency exchange contracts	(6)	(3)	Cost of products sold	(7)	(4)
Total	$(25)	$(2)		$(7)	$(4)

	Gain (loss) recognized in other comprehensive (loss) income		Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	Nine months ended September 30			Nine months ended September 30
	2017	2016		2017	2016
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	$(15)	$(18)	Interest expense - net	$—	$—
Interest rate locks	(9)	—	Interest expense - net	—	—
Currency exchange contracts	(5)	(35)	Cost of products sold	(12)	(3)
Total	$(29)	$(53)		$(12)	$(3)

Amounts recognized in net income follow:

	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
Derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps	$(4)	$(28)	$(7)	$78
Related long-term debt converted to floating interest rates by interest rate swaps	4	28	7	(78)
	$—	$—	$—	$—
Gains and losses described above were recognized in Interest expense - net.

Note 13.	INVENTORY
Inventory accounted for using the first-in, first out (FIFO) method is carried at lower of cost or net realizable value. Inventory accounted for using the last-in, first-out (LIFO) method is carried at lower of cost or market. The components of inventory follow:

	September 30, 2017	December 31, 2016
Raw materials	$959	$880
Work-in-process	434	396
Finished goods	1,167	1,074
Inventory at FIFO	2,560	2,350
Excess of FIFO over LIFO cost	(103)	(96)
Total inventory	$2,457	$2,254

Note 14.	BUSINESS SEGMENT INFORMATION
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

	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
Net sales
Electrical Products	$1,857	$1,767	$5,371	$5,231
Electrical Systems and Services	1,421	1,436	4,168	4,207
Hydraulics	634	562	1,854	1,702
Aerospace	438	436	1,303	1,328
Vehicle	861	786	2,495	2,412
Total net sales	$5,211	$4,987	$15,191	$14,880

Segment operating profit
Electrical Products	$346	$331	$957	$924
Electrical Systems and Services	196	197	545	534
Hydraulics	80	61	214	161
Aerospace	84	88	244	251
Vehicle	150	122	397	377
Total segment operating profit	856	799	2,357	2,247

Corporate
Amortization of intangible assets	(98)	(99)	(288)	(297)
Interest expense - net	(60)	(59)	(181)	(173)
Pension and other postretirement benefits expense	(16)	(18)	(38)	(45)
Gain on sale of business	1,077	—	1,077	—
Other corporate expense - net	(68)	(50)	(202)	(164)
Income before income taxes	1,691	573	2,725	1,568
Income tax expense	292	51	378	151
Net income	1,399	522	2,347	1,417
Less net (income) loss for noncontrolling interests	—	1	(1)	1
Net income attributable to Eaton ordinary shareholders	$1,399	$523	$2,346	$1,418

Note 15.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
On November 14, 2013 and September 15, 2017, Eaton Corporation registered senior notes under the Securities Act of 1933 (the Senior Notes). Eaton and certain other of Eaton's 100% owned direct and indirect subsidiaries (the Guarantors) fully and unconditionally guaranteed (subject, in the case of the Guarantors, other than Eaton, to customary release provisions as described below), on a joint and several basis, the Senior Notes. The following condensed consolidating financial statements are included so that separate financial statements of Eaton, Eaton Corporation and each of the Guarantors are not required to be filed with the Securities and Exchange Commission. The consolidating adjustments primarily relate to eliminations of investments in subsidiaries and intercompany balances and transactions. The condensed consolidating financial statements present investments in subsidiaries using the equity method of accounting.
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

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017
	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$1,695	$1,669	$3,223	$(1,376)	$5,211

Cost of products sold	—	1,322	1,225	2,294	(1,372)	3,469
Selling and administrative expense	32	330	200	354	—	916
Research and development expense	—	53	54	40	—	147
Interest expense (income) - net	—	62	5	(7)	—	60
Gain on Sale of Business	—	560	—	517	—	1,077
Other expense (income) - net	23	1	(31)	12	—	5
Equity in loss (earnings) of subsidiaries, net of tax	(1,573)	(237)	(1,900)	(706)	4,416	—
Intercompany expense (income) - net	119	(33)	335	(421)	—	—
Income (loss) before income taxes	1,399	757	1,781	2,174	(4,420)	1,691
Income tax expense (benefit)	—	120	18	154	—	292
Net income (loss)	1,399	637	1,763	2,020	(4,420)	1,399
Less net loss (income) for noncontrolling interests	—	—	—	(1)	1	—
Net income (loss) attributable to Eaton ordinary shareholders	$1,399	$637	$1,763	$2,019	$(4,419)	$1,399

Other comprehensive income (loss)	$199	$(15)	$200	$267	$(452)	$199
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$1,598	$622	$1,963	$2,286	$(4,871)	$1,598

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016
	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$1,660	$1,592	$3,032	$(1,297)	$4,987

Cost of products sold	—	1,329	1,168	2,168	(1,294)	3,371
Selling and administrative expense	2	332	195	324	—	853
Research and development expense	—	59	44	43	—	146
Interest expense (income) - net	—	59	4	(3)	(1)	59
Other expense (income) - net	(1)	2	6	(22)	—	(15)
Equity in loss (earnings) of subsidiaries, net of tax	(628)	(173)	(914)	(228)	1,943	—
Intercompany expense (income) - net	104	(34)	333	(403)	—	—
Income (loss) before income taxes	523	86	756	1,153	(1,945)	573
Income tax expense (benefit)	—	(11)	11	52	(1)	51
Net income (loss)	523	97	745	1,101	(1,944)	522
Less net loss (income) for noncontrolling interests	—	—	—	—	1	1
Net income (loss) attributable to Eaton ordinary shareholders	$523	$97	$745	$1,101	$(1,943)	$523

Other comprehensive income (loss)	$24	$24	$29	$3	$(56)	$24
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$547	$121	$774	$1,104	$(1,999)	$547

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$4,963	$4,936	$9,378	$(4,086)	$15,191

Cost of products sold	—	3,948	3,638	6,723	(4,080)	10,229
Selling and administrative expense	98	998	591	1,016	—	2,703
Research and development expense	—	164	154	122	—	440
Interest expense (income) - net	—	180	16	(15)	—	181
Gain on Sale of Business	—	560	—	517	—	1,077
Other expense (income) - net	71	8	(69)	(20)	—	(10)
Equity in loss (earnings) of subsidiaries, net of tax	(2,858)	(612)	(3,625)	(931)	8,026	—
Intercompany expense (income) - net	343	(106)	1,007	(1,244)	—	—
Income (loss) before income taxes	2,346	943	3,224	4,244	(8,032)	2,725
Income tax expense (benefit)	—	120	37	222	(1)	378
Net income (loss)	2,346	823	3,187	4,022	(8,031)	2,347
Less net loss (income) for noncontrolling interests	—	—	—	(3)	2	(1)
Net income (loss) attributable to Eaton ordinary shareholders	$2,346	$823	$3,187	$4,019	$(8,029)	$2,346

Other comprehensive income (loss)	$785	$35	$792	$998	$(1,825)	$785
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$3,131	$858	$3,979	$5,017	$(9,854)	$3,131
CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$4,842	$4,815	$8,962	$(3,739)	$14,880

Cost of products sold	—	3,788	3,571	6,462	(3,740)	10,081
Selling and administrative expense	6	1,048	589	999	—	2,642
Research and development expense	—	176	140	128	—	444
Interest expense (income) - net	—	169	13	(13)	4	173
Other expense (income) - net	(1)	3	10	(40)	—	(28)
Equity in loss (earnings) of subsidiaries, net of tax	(1,726)	(495)	(2,398)	(457)	5,076	—
Intercompany expense (income) - net	303	(104)	901	(1,100)	—	—
Income (loss) before income taxes	1,418	257	1,989	2,983	(5,079)	1,568
Income tax expense (benefit)	—	9	24	119	(1)	151
Net income (loss)	1,418	248	1,965	2,864	(5,078)	1,417
Less net loss (income) for noncontrolling interests	—	—	—	(2)	3	1
Net income (loss) attributable to Eaton ordinary shareholders	$1,418	$248	$1,965	$2,862	$(5,075)	$1,418

Other comprehensive income (loss)	$42	$68	$59	$(7)	$(120)	$42
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$1,460	$316	$2,024	$2,855	$(5,195)	$1,460

CONDENSED CONSOLIDATING BALANCE SHEETS SEPTEMBER 30, 2017

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Assets
Current assets
Cash	$1	$181	$15	$594	$—	$791
Short-term investments	—	—	—	843	—	843
Accounts receivable - net	—	386	1,404	2,172	—	3,962
Intercompany accounts receivable	1	1,136	3,616	3,802	(8,555)	—
Inventory	—	330	683	1,529	(85)	2,457
Prepaid expenses and other current assets	—	89	45	233	29	396
Total current assets	2	2,122	5,763	9,173	(8,611)	8,449

Property, plant and equipment - net	—	835	687	1,964	—	3,486

Other noncurrent assets
Goodwill	—	1,303	6,293	5,949	—	13,545
Other intangible assets	—	159	3,305	1,890	—	5,354
Deferred income taxes	—	692	—	270	(698)	264
Investment in subsidiaries	35,826	14,062	77,001	13,661	(140,550)	—
Intercompany loans receivable	—	7,459	2,655	58,045	(68,159)	—
Other assets	—	794	153	680	—	1,627
Total assets	$35,828	$27,426	$95,857	$91,632	$(218,018)	$32,725

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$—	$—	$—	$5	$—	$5
Current portion of long-term debt	—	1,455	36	3	—	1,494
Accounts payable	—	382	456	1,201	—	2,039
Intercompany accounts payable	262	3,739	3,614	940	(8,555)	—
Accrued compensation	—	111	57	266	—	434
Other current liabilities	1	636	283	1,009	(1)	1,928
Total current liabilities	263	6,323	4,446	3,424	(8,556)	5,900

Noncurrent liabilities
Long-term debt	—	6,295	969	9	—	7,273
Pension liabilities	—	331	76	921	—	1,328
Other postretirement benefits liabilities	—	195	98	73	—	366
Deferred income taxes	—	—	677	348	(698)	327
Intercompany loans payable	18,972	2,013	45,719	1,455	(68,159)	—
Other noncurrent liabilities	—	287	230	378	—	895
Total noncurrent liabilities	18,972	9,121	47,769	3,184	(68,857)	10,189

Shareholders’ equity
Eaton shareholders' equity	16,593	11,982	43,642	84,985	(140,609)	16,593
Noncontrolling interests	—	—	—	39	4	43
Total equity	16,593	11,982	43,642	85,024	(140,605)	16,636
Total liabilities and equity	$35,828	$27,426	$95,857	$91,632	$(218,018)	$32,725

CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2016

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Assets
Current assets
Cash	$1	$92	$4	$446	$—	$543
Short-term investments	—	—	—	203	—	203
Accounts receivable - net	—	536	1,049	1,975	—	3,560
Intercompany accounts receivable	5	954	4,023	3,633	(8,615)	—
Inventory	—	342	642	1,349	(79)	2,254
Prepaid expenses and other current assets	—	77	42	237	25	381
Total current assets	6	2,001	5,760	7,843	(8,669)	6,941

Property, plant and equipment - net	—	857	706	1,880	—	3,443

Other noncurrent assets
Goodwill	—	1,355	6,293	5,553	—	13,201
Other intangible assets	—	169	3,442	1,903	—	5,514
Deferred income taxes	—	904	—	228	(772)	360
Investment in subsidiaries	32,795	13,743	72,938	12,577	(132,053)	—
Intercompany loans receivable	—	7,605	2,061	56,598	(66,264)	—
Other assets	—	491	134	335	—	960
Total assets	$32,801	$27,125	$91,334	$86,917	$(207,758)	$30,419

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$—	$—	$8	$6	$—	$14
Current portion of long-term debt	—	1,250	296	6	—	1,552
Accounts payable	1	372	252	1,093	—	1,718
Intercompany accounts payable	281	3,870	3,115	1,349	(8,615)	—
Accrued compensation	—	98	58	223	—	379
Other current liabilities	1	591	291	941	(2)	1,822
Total current liabilities	283	6,181	4,020	3,618	(8,617)	5,485

Noncurrent liabilities
Long-term debt	—	5,767	936	8	—	6,711
Pension liabilities	—	610	161	888	—	1,659
Other postretirement benefits liabilities	—	198	99	71	—	368
Deferred income taxes	—	—	732	361	(772)	321
Intercompany loans payable	17,621	2,603	44,788	1,252	(66,264)	—
Other noncurrent liabilities	—	327	211	396	—	934
Total noncurrent liabilities	17,621	9,505	46,927	2,976	(67,036)	9,993

Shareholders’ equity
Eaton shareholders' equity	14,897	11,439	40,387	80,285	(132,111)	14,897
Noncontrolling interests	—	—	—	38	6	44
Total equity	14,897	11,439	40,387	80,323	(132,105)	14,941
Total liabilities and equity	$32,801	$27,125	$91,334	$86,917	$(207,758)	$30,419

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash provided by (used in) operating activities	$528	$(296)	$802	$2,365	$(1,612)	$1,787

Investing activities
Capital expenditures for property, plant and equipment	—	(63)	(75)	(213)	—	(351)
Cash received from sales (paid for acquisitions) of affiliates	—	—	(92)	92	—	—
Purchases of short-term investments - net	—	—	—	(621)	—	(621)
Investments in affiliates	(90)	(108)	—	(90)	288	—
Return of investments in affiliates	—	—	20	—	(20)	—
Loans to affiliates	—	(29)	—	(4,754)	4,783	—
Repayments of loans from affiliates	—	303	46	3,816	(4,165)	—
Proceeds from sale of business	—	330	—	270	—	600
Other - net	—	(36)	2	(29)	—	(63)
Net cash provided by (used in) investing activities	(90)	397	(99)	(1,529)	886	(435)

Financing activities
Proceeds from borrowings	—	1,000	—	—	—	1,000
Payments on borrowings	—	(250)	(297)	(6)	—	(553)
Proceeds from borrowings from affiliates	1,917	1,873	965	28	(4,783)	—
Payments on borrowings from affiliates	(822)	(2,904)	(352)	(87)	4,165	—
Capital contributions from affiliates	—	—	90	198	(288)	—
Return of capital to affiliates	—	—	—	(20)	20	—
Other intercompany financing activities	—	287	(290)	3	—	—
Cash dividends paid	(803)	—	—	—	—	(803)
Cash dividends paid to affiliates	—	—	(803)	(809)	1,612	—
Exercise of employee stock options	59	—	—	—	—	59
Repurchase of shares	(789)	—	—	—	—	(789)
Employee taxes paid from shares withheld	—	(14)	(4)	(3)	—	(21)
Other - net	—	(4)	(1)	(3)	—	(8)
Net cash provided by (used in) financing activities	(438)	(12)	(692)	(699)	726	(1,115)

Effect of currency on cash	—	—	—	11	—	11
Total increase (decrease) in cash	—	89	11	148	—	248
Cash at the beginning of the period	1	92	4	446	—	543
Cash at the end of the period	$1	$181	$15	$594	$—	$791

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash provided by (used in) operating activities	$(158)	$(17)	$(285)	$2,392	$—	$1,932

Investing activities
Capital expenditures for property, plant and equipment	—	(62)	(75)	(209)	—	(346)
Cash received from acquisitions of businesses, net of cash acquired	—	—	1	—	—	1
Sales (purchases) of short-term investments - net	—	—	2	(31)	—	(29)
Investments in affiliates	(1,250)	—	(120)	(1,370)	2,740	—
Return of investments in affiliates	—	—	47	—	(47)	—
Loans to affiliates	—	(287)	(655)	(6,457)	7,399	—
Repayments of loans from affiliates	—	1,288	—	4,501	(5,789)	—
Other - net	—	—	30	(27)	—	3
Net cash provided by (used in) investing activities	(1,250)	939	(770)	(3,593)	4,303	(371)

Financing activities
Proceeds from borrowings	—	22	611	—	—	633
Payments on borrowings	—	(408)	(240)	(18)	—	(666)
Proceeds from borrowings from affiliates	3,333	2,815	1,059	192	(7,399)	—
Payments on borrowings from affiliates	(637)	(3,453)	(1,658)	(41)	5,789	—
Capital contributions from affiliates	—	—	1,370	1,370	(2,740)	—
Return of capital to affiliates	—	—	—	(47)	47	—
Other intercompany financing activities	—	158	(81)	(77)	—	—
Cash dividends paid	(780)	—	—	—	—	(780)
Exercise of employee stock options	60	—	—	—	—	60
Repurchase of shares	(567)	—	—	—	—	(567)
Employee taxes paid from shares withheld	—	(12)	(4)	(2)	—	(18)
Other - net	—	—	(3)	(2)	—	(5)
Net cash provided by (used in) financing activities	1,409	(878)	1,054	1,375	(4,303)	(1,343)

Effect of currency on cash	—	—	—	8	—	8
Total increase (decrease) in cash	1	44	(1)	182	—	226
Cash at the beginning of the period	—	26	7	235	—	268
Cash at the end of the period	$1	$70	$6	$417	$—	$494

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Summary of Results of Operations
A summary of Eaton’s Net sales, Net income attributable to Eaton ordinary shareholders, and Net income per share attributable to Eaton ordinary shareholders - diluted follows:

	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
Net sales	$5,211	$4,987	$15,191	$14,880
Net income attributable to Eaton ordinary shareholders	1,399	523	2,346	1,418
Net income per share attributable to Eaton ordinary shareholders - diluted	$3.14	$1.15	$5.23	$3.09
On July 31, 2017, Eaton sold a 50% interest in its heavy-duty and medium-duty commercial vehicle automated transmission business for $600 in cash to Cummins, Inc. The Company recognized a pre-tax gain of $1,077, of which $533 related to the pre-tax gain from the $600 proceeds from the sale and $544 related to the Company’s remaining 50% investment in the joint venture being remeasured to fair value. The after-tax gain was $843. Eaton will account for its investment on the equity method of accounting.
During 2015, Eaton announced a multi-year restructuring initiative to reduce its cost structure and gain efficiencies in all business segments and at corporate in order to respond to declining market conditions. Restructuring charges in the third quarter and first nine months of 2017 were $22 and $75, respectively, and were $23 and $121 in 2016, respectively. Charges from this initiative are primarily comprised of severance costs. Restructuring charges are anticipated to be $100 in 2017 and incremental savings in 2017 are anticipated to be $155.

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

Consolidated Financial Results

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
	2017	2016		2017	2016
Net sales	$5,211	$4,987	4.5%	$15,191	$14,880	2%
Gross profit	1,742	1,616	8%	4,962	4,799	3%
Percent of net sales	33.4%	32.4%		32.7%	32.3%
Income before income taxes	1,691	573	195%	2,725	1,568	74%
Net income	1,399	522	168%	2,347	1,417	66%
Less net loss (income) for noncontrolling interests	—	1		(1)	1
Net income attributable to Eaton ordinary shareholders	1,399	523	167%	2,346	1,418	65%
Excluding acquisition integration charges, after-tax (Note 3)	1	1		2	2
Operating earnings	$1,400	$524	167%	$2,348	$1,420	65%

Net income per share attributable to Eaton ordinary shareholders - diluted	$3.14	$1.15	173%	$5.23	$3.09	69%
Excluding per share impact of acquisition integration charges, after-tax (Note 3)	—	—		—	—
Operating earnings per ordinary share	$3.14	$1.15	173%	$5.23	$3.09	69%
Net Sales
Net sales increased 4.5% in the third quarter of 2017 compared to the third quarter of 2016 due to an increase of 3.5% in organic sales and an increase of 1% from the impact of positive currency translation. Net sales increased 2% in the first nine months of 2017 compared to the first nine months of 2016 due to an increase of 2% in organic sales. The increase in organic sales in the third quarter and first nine months of 2017 was primarily due to higher sales volumes in the Electrical Products, Hydraulics, and Vehicle business segments.
Gross Profit
Gross profit margin increased from 32.4% in the third quarter of 2016 to 33.4% in the third quarter of 2017, and from 32.3% in the first nine months of 2016 to 32.7% in the first nine months of 2017. The increase in gross profit margin was primarily due to higher sales volumes, savings from restructuring actions, and lower restructuring charges, partially offset by commodity inflation and the impact of three recent hurricanes and the earthquake in Mexico City.
Income Taxes
The effective income tax rate for the third quarter and first nine months of 2017 was expense of 17.3% and 13.9%, respectively, compared to expense of 8.8% and 9.6% for the third quarter and first nine months of 2016. The tax rate for the third quarter and first nine months of 2017 includes $234 of tax expense on the gain related to the Eaton Cummins joint venture transaction, which closed during the third quarter and is discussed in Note 2. Excluding the impact from the Eaton Cummins joint venture transaction, the effective income tax rate for the third quarter and first nine months of 2017 was expense of 9.5% and 8.8%, respectively. The increase in the effective tax rate in the third quarter of 2017 was due to greater levels of income in higher tax jurisdictions. The decrease in the effective tax rate in the first nine months of 2017 was due to the resolution of tax contingencies in lower tax jurisdictions and the excess tax benefits recognized for employee share-based payments pursuant to the adoption of ASU 2016-09 as discussed in Note 1.
Net Income
Net income attributable to Eaton ordinary shareholders of $1,399 in the third quarter of 2017 increased 167% compared to Net income attributable to Eaton ordinary shareholders of $523 in the third quarter of 2016. Net income attributable to Eaton ordinary shareholders in the first nine months of 2017 was $2,346, an increase of 65% compared to $1,418 in the first nine months of 2016. The increase in the third quarter and first nine months of 2017 was primarily due to the $843 after-tax gain from the sale of business discussed in Note 2, higher sales volumes, savings from restructuring actions, and lower restructuring charges, partially offset by a higher tax rate, commodity inflation, and the impact of three recent hurricanes and the earthquake in Mexico City.

Net income per ordinary share in the third quarter and first nine months of 2017 included $1.89 and $1.88, respectively, from the gain on the sale of business discussed in Note 2. Net income per ordinary share increased to $3.14 in the third quarter of 2017 compared to $1.15 in the third quarter of 2016. Net income per ordinary share increased to $5.23 in the first nine months of 2017 compared to $3.09 in the first nine months of 2016. The increase in the Net income per ordinary share in the third quarter and first nine months of 2017 was due to higher Net income attributable to Eaton ordinary shareholders and the Company's share repurchases over the past year.
Operating Earnings
Operating earnings of $1,400 in the third quarter of 2017 increased 167% compared to Operating earnings of $524 in the third quarter of 2016. Operating earnings in the first nine months of 2017 was $2,348, an increase of 65% compared to $1,420 in the first nine months of 2016. The increase in Operating earnings in the third quarter and the first nine months of 2017 was primarily due to higher Net income attributable to Eaton ordinary shareholders.
Operating earnings per ordinary share increased to $3.14 in the third quarter of 2017 compared to $1.15 in the third quarter of 2016. Operating earnings per ordinary share increased to $5.23 in the first nine months of 2017 compared to $3.09 in the first nine months of 2016. The increase in Operating earnings per ordinary share in the third quarter and first nine months of 2017 was due to higher Operating earnings and the impact of the Company's share repurchases over the past year.
Business Segment Results of Operations
The following is a discussion of Net sales, operating profit and operating margin by business segment, which includes a discussion of operating profit and operating profit margin before acquisition integration charges. For additional information related to acquisition integration charges, see Note 3 to the Condensed Consolidated Financial Statements.
Electrical Products

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
	2017	2016		2017	2016
Net sales	$1,857	$1,767	5%	$5,371	$5,231	3%

Operating profit	$346	$331	5%	$957	$924	4%
Operating margin	18.6%	18.7%		17.8%	17.7%

Acquisition integration charges	$1	$1		$3	$2

Before acquisition integration charges
Operating profit	$347	$332	5%	$960	$926	4%
Operating margin	18.7%	18.8%		17.9%	17.7%
Net sales increased 5% in the third quarter of 2017 compared to the third quarter of 2016 due to an increase of 4% in organic sales and an increase of 1% from the impact of positive currency translation. Net sales increased 3% in the first nine months of 2017 compared to the first nine months of 2016 due to an increase of 3% in organic sales. Organic sales growth in the third quarter and first nine months of 2017 was driven by growth in the Americas and Europe.
Operating margin decreased from 18.7% in the third quarter of 2016 to 18.6% in the third quarter of 2017 primarily due to the impact of recent natural disasters and commodity inflation, partially offset by higher sales volumes and savings from restructuring actions. Operating margin increased from 17.7% in the first nine months of 2016 to 17.8% in the first nine months of 2017 primarily due to higher sales volumes, savings from restructuring actions and lower restructuring charges, partially offset by commodity inflation and the impact of recent natural disasters.
Operating margin before acquisition integration charges decreased from 18.8% in the third quarter of 2016 to 18.7% in the third quarter of 2017 due to a decrease in operating margin. Operating margin before acquisition integration charges increased from 17.7% in the first nine months of 2016 to 17.9% in the first nine months of 2017 due to an increase in operating margin.

Electrical Systems and Services

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
	2017	2016		2017	2016
Net sales	$1,421	$1,436	(1)%	$4,168	$4,207	(1)%

Operating profit	$196	$197	(1)%	$545	$534	2%
Operating margin	13.8%	13.7%		13.1%	12.7%

Acquisition integration charges	$—	$—		$—	$1

Before acquisition integration charges
Operating profit	$196	$197	(1)%	$545	$535	2%
Operating margin	13.8%	13.7%		13.1%	12.7%
Net sales decreased 1% in the third quarter of 2017 compared to the third quarter of 2016 due to a decrease of 2% in organic sales, partially offset by an increase of 1% from the impact of positive currency translation. Net sales decreased 1% in the first nine months of 2017 compared to the first nine months of 2016 due to a decrease of 1% in organic sales. The decrease in organic sales in the third quarter and first nine months of 2017 was primarily due to softness in North American assembly markets.
Operating margin increased from 13.7% in the third quarter of 2016 to 13.8% in the third quarter of 2017. Operating margin increased from 12.7% in the first nine months of 2016 to 13.1% in the first nine months of 2017. These increases are primarily due to savings from restructuring actions and lower restructuring charges, partially offset by commodity inflation.
Operating margin before acquisition integration charges increased from 12.7% in the first nine months of 2016 to 13.1% in the first nine months of 2017 due to an increase in operating margin.
Hydraulics

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
	2017	2016		2017	2016
Net sales	$634	$562	13%	$1,854	$1,702	9%

Operating profit	$80	$61	31%	$214	$161	33%
Operating margin	12.6%	10.9%		11.5%	9.5%
Net sales increased 13% in the third quarter of 2017 compared to the third quarter of 2016 due to an increase of 13% in organic sales. Net sales increased 9% in the first nine months of 2017 compared to the first nine months of 2016 due to an increase of 10% in organic sales, partially offset by a decrease of 1% from the impact of negative currency translation. The increase in organic sales in the third quarter and first nine months of 2017 was due to strength in global OEM markets and distribution channels.
Operating margin increased from 10.9% in the third quarter of 2016 to 12.6% in the third quarter of 2017 primarily due to higher sales volumes partially offset by commodity inflation. Operating margin increased from 9.5% in the first nine months of 2016 to 11.5% in the first nine months of 2017 primarily due to higher sales volumes, savings from restructuring actions and lower restructuring charges, partially offset by commodity inflation.

Aerospace

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
	2017	2016		2017	2016
Net sales	$438	$436	—%	$1,303	$1,328	(2)%

Operating profit	$84	$88	(5)%	$244	$251	(3)%
Operating margin	19.2%	20.2%		18.7%	18.9%
Net sales were flat in the third quarter of 2017 compared to the third quarter of 2016 with no change in organic sales or currency translation. Net sales decreased 2% in the first nine months of 2017 compared to the first nine months of 2016 due to a decrease of 1% in organic sales and a decrease of 1% from the impact of negative currency translation. The decrease in organic sales in the first nine months of 2017 was primarily due to lower sales in military aftermarket, business and regional jets, and lower cost reimbursements on certain engineering programs, partially offset by growth in commercial transports.
Operating margin decreased from 20.2% in the third quarter of 2016 to 19.2% in third quarter of 2017 primarily due to unfavorable product mix. Operating margin decreased from 18.9% in the first nine months of 2016 to 18.7% in the first nine months of 2017 primarily due to lower sales volumes and unfavorable product mix, partially offset by savings from restructuring actions.
Vehicle

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
	2017	2016		2017	2016
Net sales	$861	$786	10%	$2,495	$2,412	3%

Operating profit	$150	$122	23%	$397	$377	5%
Operating margin	17.4%	15.5%		15.9%	15.6%
Net sales increased 10% in the third quarter of 2017 compared to the third quarter of 2016 due to an increase of 9% in organic sales and an increase of 2% from the impact of positive currency translation, partially offset by a decrease of 1% from the sale of a business discussed in Note 2. The increase in organic sales in the third quarter of 2017 was driven by growth in all regions, with particular strength in the North American Class 8 truck market. Net sales increased 3% in the first nine months of 2017 compared to the first nine months of 2016 due to an increase of 2% in organic sales and an increase of 1% from the impact of positive currency translation. The increase in organic sales in the first nine months of 2017 was primarily due to growth in North America.
Operating margin increased from 15.5% in the third quarter of 2016 to 17.4% in the third quarter of 2017 primarily due to higher sales volumes. Operating margin increased from 15.6% in the first nine months of 2016 to 15.9% in the first nine months of 2017 primarily due to higher sales volumes, savings from restructuring actions and lower restructuring costs, partially offset by unfavorable product mix and commodity inflation.

Corporate Expense (Income)

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
	2017	2016		2017	2016
Amortization of intangible assets	$98	$99	(1)%	$288	$297	(3)%
Interest expense - net	60	59	2%	181	173	5%
Pension and other postretirement benefits expense	16	18	(11)%	38	45	(16)%
Gain on sale of business	(1,077)	—	NM	(1,077)	—	NM
Other corporate expense - net	68	50	36%	202	164	23%
Total corporate expense (income)	$(835)	$226	(469)%	$(368)	$679	(154)%
Total corporate income was $835 in the third quarter of 2017 compared to corporate expense of $226 in the third quarter of 2016. Total corporate income was $368 in the first nine months of 2017 compared to corporate expense of $679 in the first nine months of 2016. The change in Total corporate expense (income) for the third quarter and first nine months of 2017 was primarily due to a gain on sale of business discussed in Note 2, partially offset by an increase in other corporate expense - net driven by an increase to the LIFO inventory reserve and higher corporate restructuring expenses.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Financial Condition and Liquidity
Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk. The Company maintains access to the commercial paper markets through a $2,000 commercial paper program, which is supported by credit facilities in the aggregate principal amount of $2,000. There were no borrowings outstanding under these revolving credit facilities at September 30, 2017. Over the course of a year, cash, short-term investments and short-term debt may fluctuate in order to manage global liquidity. Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business as well as scheduled payments of long-term debt.
On September 15, 2017, a subsidiary of Eaton issued senior notes (the Notes) with a face amount of $1,000. The Notes are comprised of two tranches of $700 and $300 which mature in 2027 and 2047, with interest payable semi-annually at a respective rate of 3.1% and 3.9%. The issuer received proceeds totaling $993 from the issuance, net of financing costs.
Eaton was in compliance with each of its debt covenants for all periods presented.
Sources and Uses of Cash
Operating Cash Flow
Net cash provided by operating activities was $1,787 in the first nine months of 2017, a decrease of $145 in the source of cash compared to $1,932 in the first nine months of 2016. The decrease in net cash provided by operating activities in the first nine months of 2017 was driven by higher pension contributions, including $350 contributed to Eaton's U.S. qualified pension plans, partially offset by a lower increase in working capital.
Investing Cash Flow
Net cash used in investing activities was $435 in the first nine months of 2017, an increase in the use of cash of $64 compared to $371 in the first nine months of 2016. The increase in the use of cash was primarily driven by an increase in net purchases of short-term investments of $621 in 2017 compared to $29 in 2016, partially offset by proceeds of $600 from the sale of a business discussed in Note 2.
Financing Cash Flow
Net cash used in financing activities was $1,115 in the first nine months of 2017, a decrease of $228 in the use of cash compared to $1,343 in the first nine months of 2016. The decrease in the use of cash was primarily due to an increase of $367 in proceeds from borrowings which totaled $1,000 in 2017 and $633 in 2016, and a decrease of $113 in payments on borrowings which totaled $553 in 2017 and $666 in 2016. This was partially offset by a $222 increase in share repurchases during the first nine months of 2017 compared to the first nine months of 2016.

FORWARD-LOOKING STATEMENTS
This Form 10-Q Report contains forward-looking statements concerning expected pension contributions, anticipated stock repurchases, the impact of the adoption of ASU 2014-09, and the costs and benefits of restructuring actions, among other matters. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to Eaton, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside Eaton’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unexpected results from the implementation of ASU 2014-09, unanticipated changes in the markets for the Company’s business segments; unanticipated downturns in business relationships with customers or their purchases from us; the potential effects on our businesses from natural disasters; the availability of credit to customers and suppliers; competitive pressures on sales and pricing; unanticipated changes in the cost of material and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; strikes or other labor unrest; the impact of acquisitions and divestitures; unanticipated difficulties integrating acquisitions; new laws and governmental regulations; interest rate changes; tax rate changes or exposure to additional income tax liability; stock market and currency fluctuations; war, civil or political unrest or terrorism; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in exposures to market risk since December 31, 2016.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures - Pursuant to SEC Rule 13a-15, an evaluation was performed under the supervision and with the participation of Eaton’s management, including Craig Arnold - Principal Executive Officer; and Richard H. Fearon - Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, management concluded that Eaton’s disclosure controls and procedures were effective as of September 30, 2017.
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
During the third quarter of 2017, there was no change in Eaton’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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
(c) Issuer's Purchases of Equity Securities
During the third quarter of 2017, 4.4 million ordinary shares were repurchased in the open market at a total cost of $324 million. These shares were repurchased under the program approved by the Board on February 24, 2016. A summary of the shares repurchased in the third quarter of 2017 follows:

Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
July	—	$—	—	$1,388
August	4,415,144	$73.29	4,415,144	$1,064
September	—	$—	—	$1,064
Total	4,415,144	$73.29	4,415,144

ITEM 5.	OTHER INFORMATION.

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

During the third quarter, certain of our wholly-owned non-U.S. subsidiaries sold various electrical products to customers in Iran. We received total revenue of approximately 1,015,072 Euros and realized net profits of approximately 282,649 Euros from the sales (approximately $1,197,983 and $333,581 in whole U.S. dollars, respectively). One or more of our non-U.S. subsidiaries intend to continue doing business in Iran under General License H in compliance with U.S. economic sanctions and export control laws, though the Company has no assets or employees in Iran.

ITEM 6.	EXHIBITS.
Exhibits — See Exhibit Index attached.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON CORPORATION plc
Registrant

Date:	October 31, 2017	By:	/s/ Richard H. Fearon
Richard H. Fearon
Principal Financial Officer
(On behalf of the registrant and as Principal Financial Officer)

Eaton Corporation plc
Third Quarter 2017 Report on Form 10-Q
Exhibit Index

3 (i)	Certificate of Incorporation — Incorporated by reference to the Form S-8 filed November 30, 2012

3 (ii)	Amended and Restated Memorandum and Articles of Incorporation — Incorporated by reference to the Form 8-K filed on May 1, 2017

4.1
Indenture dated as of November 20, 2012, among Turlock Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of Eaton Corporation plc's Form 8-K Current Report filed on November 26, 2012 (Commission File No. 333-182303))

4.2
Supplemental Indenture No. 1, dated as of November 30, 2012, among Eaton Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of the registrant's Form S-4 filed on September 6, 2013)

4.3
Supplemental Indenture No. 2, dated as of January 8, 2013, among Eaton Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference Exhibit 4.3 of the registrant's Form S-4 filed on September 6, 2013)

4.4
Pursuant to Regulation S-K Item 601(b)(4), Eaton agrees to furnish to the SEC, upon request, a copy of the instruments defining the rights of holders of its long-term debt other than those set forth in Exhibits 4.1-4.3 hereto

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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the three months ended September 30, 2017 and 2016, (ii) Consolidated Statements of Comprehensive Income for the three months ended September 30, 2017 and 2016, (iii) Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 and (v) Notes to Condensed Consolidated Financial Statements for the nine months ended September 30, 2017.