Form 10-K
period 2017-12-31
Eaton Corp plc
filed 2018-02-28
CIK 1551182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended December 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of Ordinary Shares held by non-affiliates of the registrant as of June 30, 2017 was $34.6 billion.
As of January 31, 2018, there were 440.2 million Ordinary Shares outstanding.

Documents Incorporated By Reference
Portions of the Proxy Statement for the 2018 annual shareholders meeting are incorporated by reference into Part III.

Part I

Item 1. Business.
Eaton Corporation plc (Eaton or the Company) is a power management company with 2017 net sales of $20.4 billion. The Company provides energy-efficient solutions that help its customers effectively manage electrical, hydraulic and mechanical power more efficiently, safely and sustainably. Eaton has approximately 96,000 employees in 59 countries and sells products to customers in more than 175 countries.
Eaton electronically files or furnishes reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) to the United States Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy and information statements, as well as any amendments to those reports. As soon as reasonably practicable, these reports are available free of charge through the Company's website at www.eaton.com. These filings are also accessible on the SEC's website at www.sec.gov.
Business Segment Information
Information by business segment and geographic region regarding principal products, principal markets, methods of distribution, net sales, operating profit and assets is presented in Note 15 of the Notes to the Consolidated Financial Statements. Additional information regarding Eaton's segments and business is presented below.
Electrical Products and Electrical Systems and Services
Principal methods of competition in these segments are performance of products and systems, technology, customer service and support, and price. Eaton has a strong competitive position in these segments and, with respect to many products, is considered among the market leaders. In normal economic cycles, sales of these segments are historically lower in the first quarter and higher in the third and fourth quarters of a year. In 2017, 21% of these segments' sales were made to six large distributors of electrical products and electrical systems and services.
Hydraulics
Principal methods of competition in this segment are product performance, geographic coverage, service, and price. Eaton has a strong competitive position in this segment and, with respect to many products, is considered among the market leaders. Sales of this segment are historically higher in the first and second quarters and lower in the third and fourth quarters of the year. In 2017, 9% of this segment's sales were made to three large original equipment manufacturers or distributors of agricultural, construction, and industrial equipment and parts.
Aerospace
Principal methods of competition in this segment are total cost of ownership, product and system performance, quality, design engineering capabilities, and timely delivery. Eaton has a strong competitive position in this segment and, with respect to many products and platforms, is considered among the market leaders. In 2017, 29% of this segment's sales were made to three large original equipment manufacturers of aircraft.
Vehicle
Principal methods of competition in this segment are product performance, technology, global service, and price. Eaton has a strong competitive position in this segment and, with respect to many products, is considered among the market leaders. In 2017, 69% of this segment's sales were made to nine large original equipment manufacturers of vehicles and related components.
Information Concerning Eaton's Business in General
Raw Materials
Eaton's major requirements for raw materials include iron, steel, copper, nickel, aluminum, brass, tin, silver, lead, titanium, rubber, plastic, electronic components, chemicals and fluids. Materials are purchased in various forms, such as extrusions, castings, powder metal, metal sheets and strips, forging billets, bar stock, and plastic pellets. Raw materials, as well as parts and other components, are purchased from many suppliers. Under normal circumstances, the Company has no difficulty obtaining its raw materials. In 2017, Eaton maintained appropriate levels of inventory to prevent shortages and did not experience any availability constraints.

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
Order Backlog
A significant portion of open orders placed with Eaton are by original equipment manufacturers or distributors. These open orders are not considered firm as they have been historically subject to releases by customers. In measuring backlog orders, only the amount of orders to which customers are firmly committed are included. Using this criterion, total backlog at December 31, 2017 and 2016 was approximately $4.8 billion and $4.0 billion, respectively. Backlog should not be relied upon as being indicative of results of operations for future periods.
Research and Development
Research and development expenses for new products and improvement of existing products in 2017, 2016 and 2015 were $584 million, $589 million, and $625 million, respectively. Over the past five years, the Company has invested approximately $3.1 billion in research and development.
Environmental Contingencies
Operations of the Company involve the use and disposal of certain substances regulated under environmental protection laws. Eaton continues to modify processes on an ongoing, regular basis in order to reduce the impact on the environment, including the reduction or elimination of certain chemicals used in, and wastes generated from, operations. Compliance with laws that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, are not expected to have a material adverse effect upon earnings or the competitive position of the Company. Eaton's estimated capital expenditures for environmental control facilities are not expected to be material for 2018 and 2019. Information regarding the Company's liabilities related to environmental matters is presented in Note 8 of the Notes to the Consolidated Financial Statements.

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
Eaton relies on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including procurement, manufacturing, distribution, invoicing and collection. These technology networks and systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components; power outages; hardware failures; or computer viruses. In addition, security breaches could result in unauthorized disclosure of confidential information. If these information technology systems suffer severe damage, disruption, breach, or shutdown, and business continuity plans do not effectively resolve the issues in a timely manner, there could be a negative impact on operating results or the Company may suffer financial or reputational damage. Further, Cyber-based risks could also include attacks targeting the security, integrity and/or reliability of the hardware, software and information installed, stored or transmitted in our products, including after the purchase of those products and when they are incorporated into third party products, facilities or infrastructure. Such attacks could result in disruptions to third party systems, unauthorized release of confidential or otherwise protected information and corruption of data (our own or that of third parties). Further, to a significant extent, the security of our customers’ systems depends on how those systems are protected, configured, updated and monitored, all of which are typically outside our control.
Eaton's global operations subject it to economic risk as Eaton's results of operations may be adversely affected by changes in government legislation, regulations and policies and currency fluctuations.
Operating globally subjects Eaton to changes in government regulations and policies in a large number of jurisdictions around the world, including those related to tariffs and trade barriers, investments, property ownership rights, taxation, and exchange controls. Changes in the relative values of currencies occur from time to time and could affect Eaton's operating results. While the Company monitors exchange rate exposures and attempts to reduce these exposures through hedging activities, these risks could adversely affect operating results.
Further, existing free trade laws and regulations, such as the North American Free Trade Agreement, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products could have an impact on our business and financial results.
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

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Eaton's principal executive offices are located at Eaton House, 30 Pembroke Road, Dublin 4, Ireland D04 Y0C2. The Company maintains manufacturing facilities at approximately 327 locations in 42 countries. The Company is a lessee under a number of operating leases for certain real properties and equipment, none of which is material to its operations. Management believes that the existing manufacturing facilities are adequate for its operations and that the facilities are maintained in good condition.

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

Part II

Item 5. Market for the Registrant's Ordinary Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company's ordinary shares are listed for trading on the New York Stock Exchange. At December 31, 2017, there were 13,089 holders of record of the Company's ordinary shares. Additionally, 20,138 current and former employees were shareholders through participation in the Eaton Savings Plan (ESP), Eaton Personal Investment Plan (EPIP), and the Eaton Puerto Rico Retirement Savings Plan.
Information regarding cash dividends paid, and the high and low market price per ordinary share, for each quarter in 2017 and 2016 is presented in “Quarterly Data” of this Form 10-K. Information regarding equity-based compensation plans required by Regulation S-K Item 201(d) is provided in Item 12 of this Form 10-K Report.
Irish Taxes Applicable to Dividends
Irish income tax may arise with respect to dividends paid on Eaton shares. Generally, shareholders who are not tax residents of Ireland and otherwise have no connection with Ireland other than his or her shareholding in Eaton, will not be subject to Irish income tax. However, in certain circumstances, Eaton will be required to deduct Irish dividend withholding tax (“IDWT”, currently at the rate of 20%) from dividends paid to its shareholders who are not Irish residents. In the majority of cases though, shareholders resident in the U.S. and certain other countries are exempt from IDWT. To establish exempt status, shareholders who qualify can complete certain Irish dividend withholding tax exemption forms or hold their shares in an account through the Depository Trust Company and have on file with their broker or qualifying agent a valid U.S. address on the record date of the dividend.

Eaton shareholders who receive their dividends subject to Irish dividend withholding tax will generally have no further liability for Irish income tax on the dividends unless they are otherwise subject to Irish income tax.
Issuer's Purchases of Equity Securities
During the fourth quarter of 2017, 0.8 million ordinary shares were repurchased in the open market at a total cost of $61 million. These shares were repurchased under the program approved by the Board on February 24, 2016. A summary of the shares repurchased in the fourth quarter of 2017 follows:

Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
October	—	$—	—	$1,064
November	781,958	$78.77	781,958	$1,002
December	—	$—	—	$1,002
Total	781,958	$78.77	781,958

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
Information regarding selected quarterly financial information for 2017 and 2016 is presented in “Quarterly Data” of this Form 10-K.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures - Pursuant to SEC Rule 13a-15, an evaluation was performed under the supervision and with the participation of Eaton's management, including Craig Arnold - Principal Executive Officer; and Richard H. Fearon - Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, Eaton's management concluded that the Company's disclosure controls and procedures were effective as of December 31, 2017.
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
“Report of Independent Registered Public Accounting Firm” relating to internal control over financial reporting as of December 31, 2017 is included in Item 15 of this Form 10-K.
During the fourth quarter of 2017, there was no change in Eaton's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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
During the fourth quarter, certain of our wholly-owned non-U.S. subsidiaries sold various electrical products to customers in Iran. We received total revenue of approximately 1,220,762 Euros and realized net profits of approximately 399,894 Euros from the sales (approximately $1,443,658 and $472,910 in whole U.S. dollars, respectively). One or more of our non-U.S. subsidiaries intend to continue doing business in Iran under General License H in compliance with U.S. economic sanctions and export control laws, though the Company has no assets or employees in Iran.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.
Information required with respect to the directors of the Company is set forth under the caption “Election of Directors” in the Company's definitive Proxy Statement to be filed on or about March 16, 2018, and is incorporated by reference.
A listing of executive officers, their ages, positions and offices held over the past five years, as of February 1, 2018, follows:

Name	Age	Position (Date elected to position)
Craig Arnold	57	Chairman of Eaton Corporation plc (June 1, 2016 - present)
		Chief Executive Officer of Eaton Corporation (June 1, 2016 - present)
		Director of Eaton Corporation plc (September 1, 2015 - present)
		President and Chief Operating Officer of Eaton Corporation
		(September 1, 2015 - May 31, 2016)
		Vice Chairman and Chief Operating Officer - Industrial Sector of Eaton Corporation
		(February 1, 2009 - August 31, 2015)

Richard H. Fearon	61	Director of Eaton Corporation plc (September 1, 2015 - present)
		Vice Chairman and Chief Financial and Planning Officer of Eaton Corporation
		(April 24, 2002 - present)

Revathi Advaithi	50	Chief Operating Officer - Electrical Sector of Eaton Corporation
		(September 1, 2015 - present)
		President of Electrical Sector, Americas of Eaton Corporation
		(April 1, 2012 - August 31, 2015)

Uday Yadav	54	Chief Operating Officer - Industrial Sector of Eaton Corporation
		(September 1, 2015 - present)
		President of Aerospace Group of Eaton Corporation (August 1, 2012 - August 31, 2015)

Cynthia K. Brabander	56	Executive Vice President and Chief Human Resources Officer of Eaton Corporation
		(March 1, 2012 - present)

Heath B. Monesmith	47	Executive Vice President and General Counsel of Eaton Corporation
		(March 1, 2017 - present)
		Senior Vice President and Deputy General Counsel of Eaton Corporation
		(May 15, 2015 - March 1, 2017)
		Vice President and Chief Counsel - Litigation of Eaton Corporation
		(November 30, 2012 - May 15, 2015)

Thomas E. Moran	53	Senior Vice President and Secretary of Eaton Corporation plc (November 27, 2012 - present)

Ken D. Semelsberger	56	Senior Vice President and Controller of Eaton Corporation (November 1, 2013 - present)
		Senior Vice President, Finance and Planning - Industrial Sector of Eaton Corporation
		(February 1, 2009 - October 31, 2013)

Joao V. Faria	53	President - Vehicle Group of Eaton Corporation (May 1, 2017 - present)
		Vice President and General Manager, Latin America, Electrical Sector and
		President, Latin America (August 1, 2013 - April 30, 2017)
		President, Americas, Hydraulics Group (July 1, 2010 - July 31, 2013)

Curtis J. Hutchins	52	President - Hydraulics Group of Eaton Corporation (August 1, 2015 - present)
		President - Asia Pacific Region of Eaton Corporation (September 1, 2009 - July 31, 2015)

Nandakumar Cheruvatath	56	President - Aerospace Group of Eaton Corporation (September 1, 2015 - present)
		Executive Vice President, Eaton Business System (August 1, 2012 - August 31, 2015)

Richard M. Eubanks, Jr. (Mark)	45	President - Electrical Products Group of Eaton Corporation (September 1, 2015 - present)
		President, Eaton Lighting Division (February 1, 2010 - August 31, 2015)

William J. VanLandingham II	55	President - Electrical Systems and Services Group of Eaton Corporation
		(September 1, 2015 - present)
		President, Crouse-Hinds Business, Electrical Sector ( December 1, 2012 - August 31, 2015)
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
Information required with respect to compliance with Section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting” in the Company's definitive Proxy Statement to be filed on or about March 16, 2018, and is incorporated by reference.
The Company has adopted a Code of Ethics, which applies to the directors, officers and employees worldwide. This document is available on the Company's website at http://www.eaton.com.
There were no changes during the fourth quarter 2017 to the procedures by which security holders may recommend nominees to the Company's Board of Directors.
Information related to the Audit Committee, and members of the Committee who are financial experts, is set forth under the caption “Board Committees - Audit Committee” in the definitive Proxy Statement to be filed on or about March 16, 2018, and is incorporated by reference.

Item 11. Executive Compensation.
Information required with respect to executive compensation is set forth under the caption “Compensation Discussion and Analysis” in the Company's definitive Proxy Statement to be filed on or about March 16, 2018, and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required with respect to securities authorized for issuance under equity-based compensation plans is set forth under the caption “Equity Compensation Plans” in the Company's definitive Proxy Statement to be filed on or about March 16, 2018, and is incorporated by reference.
Information required with respect to security ownership of certain beneficial owners, is set forth under the caption “Share Ownership Tables” in the Company's definitive Proxy Statement to be filed on or about March 16, 2018, and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required with respect to certain relationships and related transactions is set forth under the caption “Review of Related Person Transactions” in the Company's definitive Proxy Statement to be filed on or about March 16, 2018, and is incorporated by reference.

Information required with respect to director independence is set forth under the caption “Director Independence” in the Company's definitive Proxy Statement to be filed on or about March 16, 2018, and is incorporated by reference.

Item 14. Principal Accounting Fees and Services.
Information required with respect to principal accountant fees and services is set forth under the caption “Audit Committee Report” in the Company's definitive Proxy Statement to be filed on or about March 16, 2018, and is incorporated by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	(1) The reports of the independent registered public accounting firm, consolidated financial statements and notes to consolidated financial statements are included in Item 8 above:
Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Income - Years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income - Years ended December 31, 2017, 2016 and 2015
Consolidated Balance Sheets - December 31, 2017 and 2016
Consolidated Statements of Cash Flows - Years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Shareholders' Equity - Years ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements
(2) All other schedules for which provision is made in Regulation S-X of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.
(3) Exhibits incorporated by reference to or filed in conjunction with this form 10-K are listed below.

3 (i)	Certificate of Incorporation - Incorporated by reference to the Form S-8 filed November 30, 2012

3 (ii)	Amended and restated Memorandum and Articles of Incorporation - Incorporated by reference to the Form 8-K Report filed on May 1, 2017

4.1
Indenture dated as of November 20, 2012, among Turlock Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of Eaton Corporation plc's Form 8-K Current Report filed on November 26, 2012 (Commission File No. 333-182303))

4.2
Supplemental Indenture No. 1, dated as of November 30, 2012, among Eaton Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of the registrant's Form S-4 filed on September 6, 2013)

4.3
Supplemental Indenture No. 2, dated as of January 8, 2013, among Eaton Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference Exhibit 4.3 of the registrant's Form S-4 filed on September 6, 2013)

4.4
Supplemental Indenture No. 3, dated as of December 20, 2013, among Eaton Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee - Filed in conjunction with this Form 10-K Report *

4.5
Supplemental Indenture No. 4, dated as of December 20, 2017 and effective as of January 1, 2018, among Eaton Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee - Filed in conjunction with this Form 10-K Report *

4.6
Supplemental Indenture No. 5, dated as of February 16, 2018, among Eaton Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee - Filed in conjunction with this Form 10-K Report *

4.7
Pursuant to Regulation S-K Item 601(b)(4), Eaton agrees to furnish to the SEC, upon request, a copy of the instruments defining the rights of holders of its long-term debt other than those set forth in Exhibits (4.1 - 4.6) hereto

10	Material contracts

	(a)	Senior Executive Incentive Compensation Plan (effective February 27, 2013) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

	(b)	Deferred Incentive Compensation Plan II - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

	(c)	First Amendment to Deferred Incentive Compensation Plan II - Incorporated by reference to the Form S-8 filed November 30, 2012

	(d)	Excess Benefits Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

	(e)	First Amendment to Excess Benefits Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

	(f)	Incentive Compensation Deferral Plan II - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

	(g)	First Amendment to Incentive Compensation Deferral Plan II - Incorporated by reference to the Form S-8 filed November 30, 2012

	(h)	Limited Eaton Service Supplemental Retirement Income Plan II - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

	(i)	First Amendment to Limited Eaton Service Supplemental Retirement Income Plan II - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

	(j)	Supplemental Benefits Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

	(k)	First Amendment to Supplemental Benefits Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

	(l)	Form of Restricted Share Unit Agreement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2015

	(m)	Form of Restricted Share Award Agreement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2015

	(n)	Form of Restricted Share Agreement (Non-Employee Directors) - Incorporated by reference to the Form 8-K Report filed February 1, 2010

	(o)	Form of Directors' Restricted Share Unit Agreement - Incorporated by reference to the Form 10-K report for the year ended December 31, 2012

	(p)	Form of Stock Option Agreement for Executives - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2015

	(q)	Form of Stock Option Agreement for Non-Employee Directors (2008) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

	(r)	Amended and Restated 2002 Stock Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

	(s)	Amended and Restated 2004 Stock Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

	(t)	Amended and Restated 2008 Stock Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

	(u)	Second Amended and Restated 2009 Stock Plan - Incorporated by reference to Form S-8 filed November 30, 2012

	(v)	Amended and Restated 2012 Stock Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

	(w)	Amendment to Amended and Restated 2012 Stock Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(x)	First Amendment to 2005 Non-Employee Director Fee Deferral Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

(y)	2013 Non-Employee Director Fee Deferral Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(z)	2015 Stock Plan - Incorporated by reference to the Form S-8 filed on October 30, 2015

(aa)	Form of Change of Control Agreement entered into with officers of Eaton Corporation - Incorporated by reference to the Form 8-K Report filed on December 17, 2015

(bb)	Form of Indemnification Agreement entered into with directors - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(cc)	Form of Indemnification Agreement II entered into with directors - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(dd)	Amended and Restated Executive Strategic Incentive Plan (amended and restated February 27, 2013) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(ee)	Executive Strategic Incentive Plan II (effective January 1, 2001) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(ff)	Amended and Restated Supplemental Executive Strategic Incentive Plan (amended and restated February 27, 2013) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(gg)	Deferred Incentive Compensation Plan (amended and restated effective November 1, 2007) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2009

(hh)	Excess Benefits Plan (amended and restated effective January 1, 1989) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(ii)	Amendment to Excess Benefits Plan I - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(jj)	Supplemental Benefits Plan (amended and restated January 1, 1989) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(kk)	Amendment to Supplemental Benefits Plan I - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(ll)
Eaton Corporation Board of Directors Policy on Incentive Compensation, Stock Options and Other Equity Grants upon the Restatement of Financial Results - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2015

(mm)
Amended and Restated Grantor Trust Agreement for Non-Employee Directors’ Deferred Fees Plans - effective January 1, 2010 - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2010

(nn)
Amended and Restated Grantor Trust Agreement for Employees’ Deferred Compensation Plans - effective January 1, 2010 - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2010

(oo)	Eaton Savings Plan 2016 Restatement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2015

(pp)	Eaton Personal Investment Plan 2015 Restatement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2015

(qq)	Performance Share Award Agreement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2015

(rr)	Form of Indemnification Agreement entered into with officers of Eaton Corporation - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2015

(ss)	Amendment to Limited Eaton Service Supplemental Retirement Income Plan I- Incorporated by reference to the Form 10-K Report for the year ended December 31, 2015

(tt)	First Amendment to Eaton Savings Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

	(uu)	Second Amendment to Eaton Savings Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

	(vv)	First Amendment to Eaton Personal Investment Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

	(ww)	Second Amendment to Eaton Personal Investment Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

	(xx)	Amendment to Eaton Corporation Excess Benefits Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

	(yy)	Amendment to Eaton Corporation Supplemental Benefits Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

	(zz)	Second Amendment to Eaton Corporation Excess Benefits Plan II - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

	(aaa)	Second Amendment to Limited Eaton Service Supplemental Retirement Income Plan II - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

	(bbb)	Second Amendment to Eaton Corporation Supplemental Benefits Plan II - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

	(ccc)	2016 RSU Grant Agreement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

	(ddd)	2016 Performance Share Grant Agreement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

	(eee)	Special 2016 Performance Share Grant Agreement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

12		Ratio of Earnings to Fixed Charges - Filed in conjunction with this Form 10-K Report *

14		Code of Ethics - Incorporated by reference to the definitive Proxy Statement filed on March 14, 2008

18		Change in Accounting Principles - Filed in conjunction with this Form 10-K Report *

21		Subsidiaries of Eaton Corporation plc - Filed in conjunction with this Form 10-K Report *

23		Consent of Independent Registered Public Accounting Firm - Filed in conjunction with this Form 10-K Report *

24		Power of Attorney - Filed in conjunction with this Form 10-K Report *

31.1		Certification of Principal Executive Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302) - Filed in conjunction with this Form 10-K Report *

31.2		Certification of Principal Financial Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302) - Filed in conjunction with this Form 10-K Report *

32.1		Certification of Principal Executive Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906) - Filed in conjunction with this Form 10-K Report *

32.2		Certification of Principal Financial Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906) - Filed in conjunction with this Form 10-K Report *

101.INS		XBRL Instance Document *

101.SCH		XBRL Taxonomy Extension Schema Document *

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB		XBRL Taxonomy Extension Label Linkbase Document *

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document *
_______________________________

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015 (iii) Consolidated Balance Sheets at December 31, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, (v) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2017, 2016 and 2015 and (vi) Notes to Consolidated Financial Statements for the year ended December 31, 2017.

Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON CORPORATION plc
Registrant

Date:	February 28, 2018	By:	/s/ Richard H. Fearon
Richard H. Fearon
(On behalf of the registrant and as Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
Date: February 28, 2018

Signature	Title

*		/s/ Richard H. Fearon
Craig Arnold	Chairman, Principal Executive Officer; Director	Richard H. Fearon	Principal Financial Officer, Director

/s/ Ken D. Semelsberger		*
Ken D. Semelsberger	Principal Accounting Officer	Todd M. Bluedorn	Director

*		*
Christopher M. Connor	Director	Michael J. Critelli	Director

*		*
Charles E. Golden	Director	Arthur E. Johnson	Director

*		/s/ Gregory R. Page
Deborah L. McCoy	Director	Gregory R. Page	Director

*		*
Sandra Pianalto	Director	Gerald B. Smith	Director

*
Dorothy C. Thompson	Director

*By	/s/ Richard H. Fearon
Richard H. Fearon, Attorney-in-Fact for the officers and directors signing in the capacities indicated

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Eaton Corporation plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eaton Corporation plc (“the Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Change in Accounting Principle

As discussed in Notes 1 and 14 to the consolidated financial statements, in 2017 the Company elected to change its method of accounting for certain inventories in the United States to the first-in, first-out (“FIFO”) method, while in prior years, these inventories were accounted for using the last-in, first-out (“LIFO”) method.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1923.

Cleveland, Ohio
February 28, 2018

MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

We have prepared the accompanying consolidated financial statements and related information of Eaton Corporation plc ("Eaton") included herein for the three years ended December 31, 2017. The primary responsibility for the integrity of the financial information included in this annual report rests with management. The financial information included in this annual report has been prepared in accordance with accounting principles generally accepted in the United States based on our best estimates and judgments and giving due consideration to materiality. The opinion of Ernst & Young LLP, Eaton's independent registered public accounting firm, on those financial statements is included herein.
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

February 28, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Eaton Corporation plc

Opinion on Internal Control over Financial Reporting

We have audited Eaton Corporation plc’s (“the Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017 and the related notes and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Cleveland, Ohio
February 28, 2018

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Eaton Corporation plc ("Eaton") is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act rules 13a-15(f)).
Under the supervision and with the participation of Eaton's management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. In conducting this evaluation, we used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework). Based on this evaluation under the framework referred to above, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2017.
The independent registered public accounting firm Ernst & Young LLP has issued an audit report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. This report is included herein.

/s/ Craig Arnold	/s/ Richard H. Fearon	/s/ Ken D. Semelsberger
Principal Executive Officer	Principal Financial Officer	Principal Accounting Officer

February 28, 2018

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31
(In millions except for per share data)	2017	2016*	2015*
Net sales	$20,404	$19,747	$20,855

Cost of products sold	13,756	13,409	14,304
Selling and administrative expense	3,565	3,505	3,596
Research and development expense	584	589	625
Interest expense - net	246	233	232
Gain on sale of business	1,077	—	—
Other income - net	(38)	(107)	(35)
Income before income taxes	3,368	2,118	2,133
Income tax expense	382	199	159
Net income	2,986	1,919	1,974
Less net income for noncontrolling interests	(1)	(3)	(2)
Net income attributable to Eaton ordinary shareholders	$2,985	$1,916	$1,972

Net income per share attributable to Eaton ordinary shareholders
Diluted	$6.68	$4.20	$4.22
Basic	6.71	4.21	4.23

Weighted-average number of ordinary shares outstanding
Diluted	447.0	456.5	467.1
Basic	444.5	455.0	465.5

Cash dividends declared per ordinary share	$2.40	$2.28	$2.20
*Year ended December 31, 2016 and 2015 amounts have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 14 to the consolidated financial statements.
The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31
(In millions)	2017	2016*	2015*
Net income	$2,986	$1,919	$1,974
Less net income for noncontrolling interests	(1)	(3)	(2)
Net income attributable to Eaton ordinary shareholders	2,985	1,916	1,972

Other comprehensive income (loss), net of tax
Currency translation and related hedging instruments	807	(570)	(1,078)
Pensions and other postretirement benefits	241	(6)	111
Cash flow hedges	(4)	(9)	3
Other comprehensive income (loss) attributable to Eaton ordinary shareholders	1,044	(585)	(964)

Total comprehensive income attributable to Eaton ordinary shareholders	$4,029	$1,331	$1,008
*Year ended December 31, 2016 and 2015 amounts have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 14 to the consolidated financial statements.
The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED BALANCE SHEETS

	December 31
(In millions)	2017	2016*
Assets
Current assets
Cash	$561	$543
Short-term investments	534	203
Accounts receivable - net	3,943	3,560
Inventory	2,620	2,346
Prepaid expenses and other current assets	679	381
Total current assets	8,337	7,033

Property, plant and equipment
Land and buildings	2,491	2,369
Machinery and equipment	6,014	5,670
Gross property, plant and equipment	8,505	8,039
Accumulated depreciation	(5,003)	(4,596)
Net property, plant and equipment	3,502	3,443

Other noncurrent assets
Goodwill	13,568	13,201
Other intangible assets	5,265	5,514
Deferred income taxes	253	325
Other assets	1,698	960
Total assets	$32,623	$30,476

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$6	$14
Current portion of long-term debt	578	1,552
Accounts payable	2,166	1,718
Accrued compensation	453	379
Other current liabilities	1,872	1,822
Total current liabilities	5,075	5,485

Noncurrent liabilities
Long-term debt	7,167	6,711
Pension liabilities	1,226	1,659
Other postretirement benefits liabilities	362	368
Deferred income taxes	538	321
Other noncurrent liabilities	965	934
Total noncurrent liabilities	10,258	9,993

Shareholders’ equity
Ordinary shares (439.9 million outstanding in 2017 and 449.4 million in 2016)	4	5
Capital in excess of par value	11,987	11,845
Retained earnings	8,669	7,555
Accumulated other comprehensive loss	(3,404)	(4,448)
Shares held in trust	(3)	(3)
Total Eaton shareholders’ equity	17,253	14,954
Noncontrolling interests	37	44
Total equity	17,290	14,998
Total liabilities and equity	$32,623	$30,476
*December 31, 2016 amounts have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 14 to the consolidated financial statements.
The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31
(In millions)	2017	2016*	2015*
Operating activities
Net income	$2,986	$1,919	$1,974
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	914	929	925
Deferred income taxes	(206)	(83)	(105)
Pension and other postretirement benefits expense	208	235	323
Contributions to pension plans	(473)	(262)	(330)
Contributions to other postretirement benefits plans	(20)	(30)	(31)
Gain on sale of businesses	(843)	—	—
Changes in working capital
Accounts receivable - net	(231)	(170)	5
Inventory	(202)	34	(8)
Accounts payable	388	—	(120)
Accrued compensation	59	20	(28)
Accrued income and other taxes	(4)	30	(9)
Other current assets	2	(21)	7
Other current liabilities	(203)	(44)	(38)
Other - net	291	13	(156)
Net cash provided by operating activities	2,666	2,570	2,409

Investing activities
Capital expenditures for property, plant and equipment	(520)	(497)	(506)
Proceeds from sale of business	607	—	1
Cash received from (paid for) acquisitions of businesses, net of cash acquired	—	1	(72)
Sales (purchases) of short-term investments - net	(298)	(40)	37
Other - net	(6)	7	(35)
Net cash used in investing activities	(217)	(529)	(575)

Financing activities
Proceeds from borrowings	1,000	631	425
Payments on borrowings	(1,554)	(653)	(1,027)
Cash dividends paid	(1,068)	(1,037)	(1,026)
Exercise of employee stock options	66	74	52
Repurchase of shares	(850)	(730)	(682)
Employee taxes paid from shares withheld	(22)	(18)	(38)
Other - net	(14)	(5)	(9)
Net cash used in financing activities	(2,442)	(1,738)	(2,305)

Effect of currency on cash	11	(28)	(42)
Total increase (decrease) in cash	18	275	(513)
Cash at the beginning of the period	543	268	781
Cash at the end of the period	$561	$543	$268
*Year ended December 31, 2016 and 2015 amounts have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 14 to the consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Ordinary shares		Capital in excess of par value	Retained earnings*	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity*	Noncontrolling interests	Total equity*

(In millions)	Shares	Dollars
Balance at January 1, 2015 (originally reported)	467.9	$5	$11,605	$7,078	$(2,899)	$(3)	$15,786	$53	$15,839
Inventory accounting method change*	—	—	—	70	—	—	70	—	70
Balance at January 1, 2015*	467.9	5	11,605	7,148	(2,899)	(3)	15,856	53	15,909
Net income*	—	—	—	1,972	—	—	1,972	2	1,974
Other comprehensive loss, net of tax					(964)		(964)	—	(964)
Cash dividends paid	—	—	—	(1,026)	—	—	(1,026)	(9)	(1,035)
Issuance of shares under equity-based compensation plans - net (net of income tax benefit of $1)	2.2	—	99	(3)	—	—	96	—	96
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	(3)	—	—	—	(3)	(1)	(4)
Repurchase of shares	(11.3)	—	—	(682)	—	—	(682)	—	(682)
Balance at December 31, 2015*	458.8	5	11,701	7,409	(3,863)	(3)	15,249	45	15,294
Net income*	—	—	—	1,916	—	—	1,916	3	1,919
Other comprehensive loss, net of tax					(585)		(585)	—	(585)
Cash dividends paid	—	—	—	(1,037)	—	—	(1,037)	(2)	(1,039)
Issuance of shares under equity-based compensation plans - net (net of income tax benefit of $1)	2.4	—	144	(3)	—	—	141	—	141
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(2)	(2)
Repurchase of shares	(11.8)	—	—	(730)	—	—	(730)	—	(730)
Balance at December 31, 2016*	449.4	5	11,845	7,555	(4,448)	(3)	14,954	44	14,998
Cumulative-effect adjustment upon adoption of ASU 2016-09	—	—	—	48	—	—	48	—	48
Net income	—	—	—	2,985	—	—	2,985	1	2,986
Other comprehensive income, net of tax					1,044		1,044	—	1,044
Cash dividends paid	—	—	—	(1,068)	—	—	(1,068)	(5)	(1,073)
Issuance of shares under equity-based compensation plans	2.0	—	142	(2)	—	—	140	—	140
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(3)	(3)
Repurchase of shares	(11.5)	(1)	—	(849)	—	—	(850)	—	(850)
Balance at December 31, 2017	439.9	$4	$11,987	$8,669	$(3,404)	$(3)	$17,253	$37	$17,290
*The balances at January 1, 2015 and the year ended December 31, 2015 and 2016 amounts have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 14 to the consolidated financial statements.
The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts are in millions unless indicated otherwise (per share data assume dilution).

Note 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General Information and Basis of Presentation
Eaton Corporation plc (Eaton or the Company) is a power management company with 2017 net sales of $20.4 billion. The Company provides energy-efficient solutions that help its customers effectively manage electrical, hydraulic and mechanical power more efficiently, safely and sustainably. Eaton has approximately 96,000 employees in 59 countries and sells products to customers in more than 175 countries.
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
During 2017, the Company adopted Accounting Standards Update 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, (ASU 2016-09). Upon adoption, the Company recorded deferred tax assets of $48 for all excess tax benefits that had not been previously recognized. This was accomplished through a cumulative-effect adjustment to retained earnings. ASU 2016-09 also requires that all excess tax benefits and deficiencies generated in the current and future periods be recorded as income tax benefit or expense in the reporting period in which they occur. These excess tax benefits and deficiencies, which were previously required to be presented as financing activities on the Company’s Consolidated Statements of Cash Flows, are now classified as operating activities prospectively. The Company also reclassified $22, $18, and $38 for 2017, 2016, and 2015, respectively, from operating activities to financing activities on the Company’s Consolidated Statements of Cash Flows for withholding payments made to taxing authorities from shares withheld from employees. The Company will continue to estimate forfeitures as part of recording equity-based compensation expense.
During the fourth quarter of 2017, the Company changed its method of accounting for certain inventory in the United States from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. All prior periods presented have been retrospectively adjusted to apply the new method of accounting. See Note 14 for more information on the change in inventory accounting method.
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
Goodwill impairment testing in 2017 was performed using qualitative analysis, which is performed by assessing certain trends and factors, including projected market outlook and growth rates, forecasted and actual sales and operating profit margins, discount rates, industry data, and other relevant qualitative factors. These trends and factors are compared to, and based on, the assumptions used in the most recent quantitative assessment performed in 2016. The results of the qualitative analysis did not indicate a need to perform a quantitative analysis.
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
Based on a qualitative analysis performed in 2017 and a quantitative analysis performed in 2016, the fair value of Eaton's reporting units continue to substantially exceed their respective carrying amounts.
Indefinite life intangible assets consist of certain trademarks. They are evaluated annually for impairment as of July 1 using either a quantitative or qualitative analysis to determine whether their fair values exceed their respective carrying amounts. Indefinite life intangible asset impairment testing for 2017 and 2016 was performed using a quantitative analysis. The Company determines the fair value of these assets using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability. Additionally, indefinite life intangible assets are evaluated for impairment whenever an event occurs or circumstances change that would indicate that it is more likely than not that the asset is impaired. For 2017 and 2016, the fair value of indefinite lived intangible assets exceeded the respective carrying value.
For additional information about goodwill and other intangible assets, see Note 5.
Other Long-Lived Assets
Depreciation and amortization for property, plant and equipment, and intangible assets subject to amortization, are generally computed by the straight-line method and included in Cost of products sold, Selling and administrative expense, and Research and development expense, as appropriate. Cost of buildings are depreciated generally over 40 years and machinery and equipment over 3 to 10 years. At December 31, 2017, the weighted-average amortization period for intangible assets subject to amortization was 17 years for patents and technology, primarily as a result of the long life of aircraft platforms; 17 years for customer relationships; and 17 years for certain trademarks. Software is generally amortized up to a life of 15 years.
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
Net actuarial gains or losses are amortized to expense on a plan-by-plan basis when they exceed the accounting corridor. The Company’s corridors are set at either 8% or 10%, depending on the plan, of the greater of the plan assets or benefit obligations. Gains or losses outside of the corridor are subject to amortization over an average employee future service period that differs by plan, but is approximately 12 years on a weighted average basis. If most or all of the plan’s participants are no longer actively accruing benefits, the average life expectancy is used.
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
Equity-Based Compensation
Eaton recognizes equity-based compensation expense based on the grant date fair value of the award. Awards with service conditions or both service and market conditions are expensed over the period during which an employee is required to provide service in exchange for the award. Awards with both service and performance conditions are expensed over the period an employee is required to provide service based on the number of units for which achievement of the performance objective is probable. Participants awarded restricted stock units (RSUs) in 2015 and 2016, do not receive dividends; therefore, their fair value is determined by reducing the closing market price of the Company’s ordinary shares on the date of grant by the present value of the estimated dividends had they been paid. The fair value of RSUs awarded in 2017, restricted stock awards (RSAs) and performance stock units (PSUs) with performance conditions are determined based on the closing market price of the Company’s ordinary shares at the date of grant. The Company uses a Monte Carlo simulation to estimate the fair value of PSUs with market conditions, which incorporates assumptions regarding expected stock price volatility and the risk-free interest rate. Stock options are granted with an exercise price equal to the closing market price of Eaton ordinary shares on the date of grant. The fair value of stock options is determined using a Black-Scholes option-pricing model, which incorporates assumptions regarding the expected stock price volatility, the expected option life, the risk-free interest rate, and the expected dividend yield. See Note 11 for additional information about equity-based compensation.

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
Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09). This accounting standard supersedes all existing US GAAP revenue recognition guidance. Under ASU 2014-09, a company will recognize revenue when it transfers the control of promised goods or services to customers in an amount that reflects the consideration which the company expects to collect in exchange for those goods or services. ASU 2014-09 will require additional disclosures in the notes to the consolidated financial statements.

Eaton adopted the standard at the start of the first quarter of 2018 using the modified retrospective approach and recorded a cumulative effect adjustment to retained earnings based on the current terms and conditions for open contracts as of January 1, 2018. The adoption of the standard did not have a material impact on the Company’s Consolidated financial statements. While, certain revenue streams moved from point-in-time or multiple elements to over time because of the continuous transfer of control to customers, we do not expect these changes to be material. The Company implemented the appropriate changes to business processes and controls to support recognition and disclosure under the new standard, including the new qualitative and quantitative disclosures that will include information on the nature, amount, timing and significant judgments impacting revenue from contracts with customers.
In October 2016, the FASB issued Accounting Standards Update 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16). This accounting standard requires companies to recognize the income tax effects of intercompany sales and transfers of assets other than inventory in the period in which the transfer occurs. The previous accounting standard required companies to defer the income tax effects of intercompany transfers of assets by recording a prepaid tax, until such assets were sold to an outside party or otherwise recognized. ASU 2016-16 is effective for annual and interim periods beginning after December 15, 2017. Upon adoption, ASU 2016-16 requires companies to write off any income tax amounts that had been deferred as prepaid taxes from past intercompany transactions, and record deferred tax balances for amounts that have not been recognized, through a cumulative-effect adjustment to retained earnings. The Company adopted ASU 2016-16 at the start of the first quarter of 2018 by recording a cumulative-effect adjustment of approximately $200 to reduce retained earnings.
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842), (ASU 2016-02). This accounting standard requires that a lessee recognize a lease asset and a lease liability on its balance sheet for all leases, including operating leases, with a term greater than 12 months. ASU 2016-02 will require additional disclosures in the notes to the consolidated financial statements and is effective for annual and interim reporting periods beginning after December 15, 2018. A project team has been formed to evaluate and implement the new standard. The project team is working to gather the data required to account for leases under the new standard, and validating the functionality of third-party lease accounting software. In addition, the Company is in the process of identifying and implementing the appropriate changes to business processes and controls to support recognition and disclosure under the new standard. Eaton plans to adopt the standard as of the first quarter of 2019. Eaton is evaluating the impact of ASU 2016-02 and an estimate of the impact to the consolidated financial statements cannot be made at this time.

Note 2.	SALE AND ACQUISITIONS OF BUSINESSES
Sale of heavy-duty and medium-duty commercial vehicle automated transmission business
On July 31, 2017, Eaton sold a 50% interest in its heavy-duty and medium-duty commercial vehicle automated transmission business for $600 in cash to Cummins, Inc. The new joint venture is named Eaton Cummins Automated Transmission Technologies (ECATT). The Company recognized a pre-tax gain of $1,077, of which $533 related to the pre-tax gain from the $600 proceeds from the sale and $544 related to the Company’s remaining 50% investment in the joint venture being remeasured to fair value. The after-tax gain was $843. The fair value is based on the price paid to Eaton for the 50% interest sold to Cummins, Inc. and further supported by a discounted cash flow model. Eaton accounts for its investment on the equity method of accounting.
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

Note 3.	ACQUISITION INTEGRATION CHARGES
Eaton incurs integration charges related to acquired businesses. A summary of these charges follows:

	2017	2016	2015
Electrical Products	$4	$3	$25
Electrical Systems and Services	—	1	15
Hydraulics	—	—	2
Total business segments	4	4	42
Corporate	—	—	5
Total acquisition integration charges before income taxes	4	4	47
Income taxes	2	1	16
Total after income taxes	$2	$3	$31
Per ordinary share - diluted	$—	$0.01	$0.07
Business segment acquisition integration charges in 2017 related to the integration of Ephesus. The charges associated with Ephesus were included in Selling and administrative expense. Business segment acquisition integration charges in 2016 related to the integration of Ephesus and Oxalis. The charges associated with Ephesus were included in Cost of products sold and Selling and administrative expense, while the charges associated with Oxalis were included in Cost of products sold. Business segment acquisition charges in 2015 related primarily to the integration of Cooper Industries plc, which was acquired in 2012. The charges in 2015 were included in Cost of products sold or Selling and administrative expense, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment.
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
During 2015, Eaton announced its commitment to undertake actions to reduce its cost structure in all business segments and at corporate. Restructuring charges incurred under this plan were $116, $211, and $129 in 2017, 2016, and 2015, respectively. The multi-year initiative concluded at the end of 2017.
A summary of restructuring charges by type follows:

	2017	2016	2015
Workforce reductions	$57	$177	$112
Plant closings and other costs	59	34	17
Total	$116	$211	$129
A summary of restructuring charges by segment follows:

	2017	2016	2015
Electrical Products	$29	$44	$12
Electrical Systems & Services	16	49	29
Hydraulics	32	67	31
Aerospace	2	4	5
Vehicle	12	35	34
Corporate	25	12	18
Total	$116	$211	$129
A summary of liabilities related to workforce reductions, plant closings and other associated costs announced in 2015 follows:

	Workforce reductions	Plant closing and other	Total
Balance at December 31, 2015	$54	$—	$54
Liability recognized	177	34	211
Payments	(116)	(13)	(129)
Other adjustments	(2)	(20)	(22)
Balance at December 31, 2016	113	1	114
Liability recognized	57	59	116
Payments	(102)	(39)	(141)
Other adjustments	(1)	(16)	(17)
Balance at December 31, 2017	$67	$5	$72
These charges were included in Cost of products sold, Selling and administrative expenses or Other income-net, as appropriate. In Business Segment Information, the charges reduced Operating profit of the related business segment. See Note 15 for additional information about business segments.

Note 5.	GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill by segment follow:

	Electrical Products	Electrical Systems and Services	Hydraulics	Aerospace	Vehicle	Total
December 31, 2015	$6,642	$4,279	$1,259	$956	$343	$13,479
Translation	(145)	(76)	(38)	(18)	(1)	(278)
December 31, 2016	6,497	4,203	1,221	938	342	13,201
Goodwill written off from sale of business	—	(3)	—	—	(52)	(55)
Translation	262	111	36	9	4	422
December 31, 2017	$6,759	$4,311	$1,257	$947	$294	$13,568
A summary of other intangible assets follows:

	2017		2016
	Historical cost	Accumulated amortization	Historical cost	Accumulated amortization
Intangible assets not subject to amortization
Trademarks	$1,654		$1,637

Intangible assets subject to amortization
Customer relationships	$3,586	$1,475	$3,456	$1,199
Patents and technology	1,395	628	1,342	519
Trademarks	1,137	473	1,104	378
Other	99	30	97	26
Total intangible assets subject to amortization	$6,217	$2,606	$5,999	$2,122
Amortization expense related to intangible assets subject to amortization in 2017, and estimated amortization expense for each of the next five years, follows:

2017	$383
2018	369
2019	362
2020	357
2021	346
2022	336

Note 6.	DEBT
A summary of long-term debt, including the current portion, follows:

	2017	2016
5.30% notes due 2017 ($150 converted to floating rate by interest rate swap)	$—	$250
6.10% debentures due 2017	—	289
1.50% senior notes due 2017 ($750 converted to floating rate by interest rate swap)	—	1,000
5.60% notes due 2018 ($415 converted to floating rate by interest rate swap)	450	450
4.215% Japanese yen notes due 2018	88	86
6.95% notes due 2019 ($300 converted to floating rate by interest rate swap)	300	300
3.875% debentures due 2020 ($150 converted to floating rate by interest rate swap)	239	239
3.47% notes due 2021 ($275 converted to floating rate by interest rate swap)	300	300
8.10% debentures due 2022 ($100 converted to floating rate by interest rate swap)	100	100
2.75% senior notes due 2022 ($1,400 converted to floating rate by interest rate swap)	1,600	1,600
3.68% notes due 2023 ($200 converted to floating rate by interest rate swap)	300	300
0.75% euro notes due 2024	659	580
6.50% debentures due 2025	145	145
3.10% senior notes due 2027	700	—
7.65% debentures due 2029 ($50 converted to floating rate by interest rate swap)	200	200
4.00% senior notes due 2032	700	700
5.45% debentures due 2034 ($25 converted to floating rate by interest rate swap)	136	136
5.80% notes due 2037	240	240
4.15% senior notes due 2042	1,000	1,000
3.92% senior notes due 2047	300	—
5.25% to 8.875% notes (maturities ranging from 2018 to 2035, including $50 converted to floating rate by interest rate swap)	239	239
Other	49	109
Total long-term debt	7,745	8,263
Less current portion of long-term debt	(578)	(1,552)
Long-term debt less current portion	$7,167	$6,711

Substantially all these long-term debt instruments are fully and unconditionally guaranteed on an unsubordinated, unsecured basis by Eaton and certain of its direct and indirect subsidiaries (the Senior Notes). Further, all of these long-term debt instruments except the 4.215% Japanese yen notes due 2018, the 3.875% debentures due 2020, the 3.47% notes due 2021, the 3.68% notes due 2023, and the 0.75% Euro notes due 2024 are registered by Eaton Corporation under the Securities Act of 1933, as amended (the Registered Senior Notes).
On November 17, 2017, Eaton refinanced a $500, four-year revolving credit facility with a $500, three-year revolving credit facility that will expire November 17, 2020 and also refinanced a $750, five-year revolving credit facility with a $750, five-year revolving credit facility that will expire November 17, 2022. Eaton also maintains a $750, five-year revolving credit facility that will expire October 14, 2021. These refinancings maintain long-term revolving credit facilities at a total of $2,000. The revolving credit facilities are used to support commercial paper borrowings and are fully and unconditionally guaranteed by Eaton and certain of its direct and indirect subsidiaries on an unsubordinated, unsecured basis. There were no borrowings outstanding under Eaton's revolving credit facilities at December 31, 2017 or 2016. The Company had available lines of credit of $741 from various banks primarily for the issuance of letters of credit, of which there was $297 outstanding at December 31, 2017. Borrowings outside the United States are generally denominated in local currencies.
The Company repaid the 5.30% notes on March 15, 2017 for $250, the 6.10% debentures on June 29, 2017 for $289 and the 1.50% senior notes on November 2, 2017 for $1,000. The Company repaid the 2.375% debentures on January 15, 2016, for $240.
Short-term debt was $6 all of which was outside the United States as of December 31, 2017.

On September 15, 2017, a subsidiary of Eaton issued senior notes (the 2017 Senior Notes) with a face amount of $1,000. The 2017 Senior Notes are comprised of two tranches of $700 and $300, which mature in 2027 and 2047, respectively, with interest payable semi-annually at a respective rate of 3.1% and 3.9%. The issuer received proceeds totaling $993 from the issuance, net of financing costs. The 2017 Senior Notes are fully and unconditionally guaranteed on an unsubordinated, unsecured basis by Eaton and certain of its direct and indirect subsidiaries. The 2017 Senior Notes contain customary optional redemption and par call provisions. The 2017 Senior Notes also contain a change of control provision which requires the Company to make an offer to purchase all or any part of the 2017 Senior Notes at a purchase price of 101% of the principal amount plus accrued and unpaid interest. The capitalized deferred financing fees are amortized in Interest expense-net over the respective terms of the 2017 Senior Notes. The 2017 Senior Notes are subject to customary non-financial covenants.

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
Eaton is in compliance with each of its debt covenants for all periods presented.
Maturities of long-term debt for each of the next five years follow:

2018	$578
2019	340
2020	241
2021	302
2022	1,701
Interest paid on debt follows:

2017	$293
2016	266
2015	271

Note 7.	RETIREMENT BENEFITS PLANS
Eaton has defined benefits pension plans and other postretirement benefits plans.
Obligations and Funded Status

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
	2017	2016	2017	2016	2017	2016
Funded status
Fair value of plan assets	$3,585	$2,969	$1,727	$1,478	$55	$74
Benefit obligations	(3,961)	(3,771)	(2,399)	(2,314)	(448)	(473)
Funded status	$(376)	$(802)	$(672)	$(836)	$(393)	$(399)

Amounts recognized in the Consolidated Balance Sheets
Non-current assets	$82	$34	$136	$33	$—	$—
Current liabilities	(15)	(24)	(25)	(22)	(31)	(31)
Non-current liabilities	(443)	(812)	(783)	(847)	(362)	(368)
Total	$(376)	$(802)	$(672)	$(836)	$(393)	$(399)

Amounts recognized in Accumulated other comprehensive loss (pretax)
Net actuarial loss	$1,059	$1,232	$596	$771	$19	$21
Prior service cost (credit)	4	3	8	8	(46)	(60)
Total	$1,063	$1,235	$604	$779	$(27)	$(39)
Change in Benefit Obligations

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
	2017	2016	2017	2016	2017	2016
Balance at January 1	$3,771	$3,829	$2,314	$2,175	$473	$575
Service cost	96	111	71	63	3	4
Interest cost	123	125	55	62	14	17
Actuarial (gain) loss	271	52	(148)	355	2	(72)
Gross benefits paid	(301)	(346)	(97)	(94)	(74)	(79)
Currency translation	—	—	223	(245)	3	1
Plan amendments	1	—	—	2	—	—
Other	—	—	(19)	(4)	27	27
Balance at December 31	$3,961	$3,771	$2,399	$2,314	$448	$473

Accumulated benefit obligation	$3,802	$3,620	$2,283	$2,189

Change in Plan Assets

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
	2017	2016	2017	2016	2017	2016
Balance at January 1	$2,969	$2,934	$1,478	$1,472	$74	$93
Actual return on plan assets	543	221	131	212	8	3
Employer contributions	374	160	99	102	20	30
Gross benefits paid	(301)	(346)	(97)	(94)	(74)	(79)
Currency translation	—	—	135	(211)	—	—
Other	—	—	(19)	(3)	27	27
Balance at December 31	$3,585	$2,969	$1,727	$1,478	$55	$74
The components of pension plans with an accumulated benefit obligation in excess of plan assets at December 31 follow:

	United States pension liabilities		Non-United States pension liabilities
	2017	2016	2017	2016
Projected benefit obligation	$3,540	$3,342	$966	$1,902
Accumulated benefit obligation	3,380	3,190	911	1,824
Fair value of plan assets	3,081	2,505	175	1,066
Changes in pension and other postretirement benefit liabilities recognized in Accumulated other comprehensive loss follow:

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
	2017	2016	2017	2016	2017	2016
Balance at January 1	$1,235	$1,327	$779	$653	$(39)	$21
Prior service cost arising during the year	1	—	—	2	—	—
Net loss (gain) arising during the year	(28)	81	(185)	235	(2)	(69)
Currency translation	—	—	66	(75)	1	1
Less amounts included in expense during the year	(145)	(173)	(56)	(36)	13	8
Net change for the year	(172)	(92)	(175)	126	12	(60)
Balance at December 31	$1,063	$1,235	$604	$779	$(27)	$(39)
Benefits Expense

	United States pension benefit expense			Non-United States pension benefit expense			Other postretirement benefits expense
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Service cost	$96	$111	$123	$71	$63	$71	$3	$4	$6
Interest cost	123	125	156	55	62	72	14	17	24
Expected return on plan assets	(244)	(250)	(262)	(94)	(92)	(99)	(4)	(6)	(5)
Amortization	83	92	119	51	33	40	(13)	(9)	2
	58	78	136	83	66	84	—	6	27
Settlements and special termination benefits	62	81	74	5	3	2	—	1	—
Total expense	$120	$159	$210	$88	$69	$86	$—	$7	$27

The estimated pretax net amounts that will be recognized from Accumulated other comprehensive loss into net periodic benefit cost in 2018 follow:

	United States pension liabilities	Non-United States pension liabilities	Other postretirement liabilities
Actuarial loss	$146	$38	$1
Prior service cost (credit)	1	1	(14)
Total	$147	$39	$(13)
Retirement Benefits Plans Assumptions

In 2015, 2016 and 2017, for purposes of determining liabilities related to pension plans and other postretirement benefits plans in the United States, the Company used 2014 mortality tables and generational improvement scales that are based on MP-2015, MP-2016 and MP-2017, respectively.

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
Pension Plans

	United States pension plans			Non-United States pension plans
	2017	2016	2015	2017	2016	2015
Assumptions used to determine benefit obligation at year-end
Discount rate	3.64%	4.12%	4.22%	2.62%	2.63%	3.46%
Rate of compensation increase	3.15%	3.15%	3.18%	3.11%	3.13%	3.12%

Assumptions used to determine expense
Discount rate used to determine benefit obligation	4.12%	4.22%	3.97%	2.63%	3.46%	3.33%
Discount rate used to determine service cost	4.31%	4.35%	3.97%	3.38%	4.13%	3.33%
Discount rate used to determine interest cost	3.40%	3.42%	3.97%	2.34%	3.07%	3.33%
Expected long-term return on plan assets	7.90%	8.50%	8.50%	6.30%	6.62%	6.92%
Rate of compensation increase	3.15%	3.18%	3.16%	3.13%	3.12%	3.13%
The expected long-term rate of return on pension assets was determined for each country and reflects long-term historical data taking into account each plan's target asset allocation. The expected long-term rates of return on pension assets for United States pension plans and Non-United States pension plans for 2018 are 7.52% and 6.40%, respectively. The discount rates were determined using appropriate bond data for each country.

Other Postretirement Benefits Plans
Substantially all of the obligation for other postretirement benefits plans relates to United States plans. Assumptions used to determine other postretirement benefits obligations and expense follow:

	Other postretirement benefits plans
	2017	2016	2015
Assumptions used to determine benefit obligation at year-end
Discount rate	3.55%	3.96%	4.04%
Health care cost trend rate assumed for next year	8.25%	7.35%	7.10%
Ultimate health care cost trend rate	4.75%	4.75%	4.75%
Year ultimate health care cost trend rate is achieved	2027	2026	2025

Assumptions used to determine expense
Discount rate used to determine benefit obligation	3.96%	4.04%	3.79%
Discount rate used to determine service cost	4.11%	4.26%	3.79%
Discount rate used to determine interest cost	3.18%	3.12%	3.79%
Initial health care cost trend rate	7.35%	7.10%	6.31%
Ultimate health care cost trend rate	4.75%	4.75%	4.77%
Year ultimate health care cost trend rate is achieved	2026	2025	2024
Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plans. A 1-percentage point change in the assumed health care cost trend rates would have the following effects:

	1% increase	1% decrease
Effect on total service and interest cost	$1	$(1)
Effect on other postretirement liabilities	13	(12)
Employer Contributions to Retirement Benefits Plans
Contributions to pension plans that Eaton expects to make in 2018, and made in 2017, 2016 and 2015, follow:

	2018	2017	2016	2015
United States plans	$16	$374	$160	$221
Non-United States plans	96	99	102	109
Total contributions	$112	$473	$262	$330
The following table provides the estimated pension and other postretirement benefit payments for each of the next five years, and the five years thereafter in the aggregate. For other postretirement benefits liabilities, the expected subsidy receipts related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 would reduce the gross payments listed below.

	Estimated United States pension payments	Estimated non-United States pension payments	Estimated other postretirement benefit payments
			Gross	Medicare prescription drug subsidy
2018	$291	$88	$47	$(2)
2019	291	90	43	(2)
2020	292	93	39	(2)
2021	299	95	35	(1)
2022	298	99	35	—
2023 - 2027	1,478	548	141	(2)

Pension Plan Assets
Investment policies and strategies are developed on a country specific basis. The United States plans, representing 67% of worldwide pension assets, and the United Kingdom plans representing 26% of worldwide pension assets, are invested primarily for growth, as the majority of the assets are in plans with active participants and ongoing accruals. In general, the plans have their primary allocation to diversified global equities, primarily through index funds in the form of common collective and other trusts. The United States plans' target allocation is 28% United States equities, 28% non-United States equities, 9% real estate (primarily equity of real estate investment trusts), 31% debt securities and 4% other, including hedge funds, private equity and cash equivalents. The United Kingdom plans' target asset allocations are 61% equities and the remainder in debt securities, cash equivalents and real estate investments. The equity risk for the plans is managed through broad geographic diversification and diversification across industries and levels of market capitalization. The majority of debt allocations for these plans are longer duration government and corporate debt. The United States, United Kingdom and Canada pension plans are authorized to use derivatives to achieve more economically desired market exposures and to use futures, swaps and options to gain or hedge exposures.
Other Postretirement Benefits Plan Assets
The Voluntary Employee Benefit Association trust which holds U.S. other postretirement benefits plan assets has investment guidelines that include allocations to global equities and fixed income investments. The trust's 2017 target investment allocation is 43% diversified global equities and 57% fixed income securities held in a trust that invests primarily in exchange traded funds.
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

Pension Plans
A summary of the fair value of pension plan assets at December 31, 2017 and 2016, follows:

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
2017
Common collective trusts
Non-United States equity and global equities	$741	$—	$741	$—
United States equity	86	—	86	—
Fixed income	478	—	478	—
Fixed income securities	709	—	709	—
United States treasuries	67	67	—	—
Bank loans	161	—	161	—
Real estate	239	220	—	19
Equity securities	139	139	—	—
Cash equivalents	86	51	35	—
Exchange traded funds	224	224	—	—
Other	81	—	8	73
Common collective and other trusts measured at net asset value	2,225
Hedge funds measured at net asset value	67
Money market funds measured at net asset value	9
Total pension plan assets	$5,312	$701	$2,218	$92

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
2016
Common collective trusts
Non-United States equity and global equities	$413	$—	$413	$—
United States equity	94	—	94	—
Fixed income	422	—	422	—
Fixed income securities	359	—	359	—
United States treasuries	123	123	—	—
Bank loans	150	—	150	—
Real estate	201	195	—	6
Equity securities	104	104	—	—
Cash equivalents	276	21	255	—
Exchange traded funds	55	55	—	—
Other	109	—	14	95
Common collective and other trusts measured at net asset value	2,038
Hedge funds measured at net asset value	85
Money market funds measured at net asset value	18
Total pension plan assets	$4,447	$498	$1,707	$101

The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed during 2016 and 2017 due to the following:

	Real estate	Other	Total
Balance at December 31, 2015	$7	$86	$93
Actual return on plan assets:
Gains (losses) relating to assets still held at year-end	—	(6)	(6)
Purchases, sales, settlements - net	(1)	15	14
Transfers into or out of Level 3	—	—	—
Balance at December 31, 2016	6	95	101
Actual return on plan assets:
Gains (losses) relating to assets still held at year-end	1	(5)	(4)
Purchases, sales, settlements - net	12	(17)	(5)
Transfers into or out of Level 3	—	—	—
Balance at December 31, 2017	$19	$73	$92

Other Postretirement Benefits Plans
A summary of the fair value of other postretirement benefits plan assets at December 31, 2017 and 2016, follows:

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
2017
Cash equivalents	$7	$7	$—	$—
Common collective and other trusts measured at net asset value	48
Total other postretirement benefits plan assets	$55	$7	$—	$—

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
2016
Cash equivalents	$8	$8	$—	$—
Common collective and other trusts measured at net asset value	66
Total other postretirement benefits plan assets	$74	$8	$—	$—

Valuation Methodologies
Following is a description of the valuation methodologies used for pension and other postretirement benefits plan assets measured at fair value. There have been no changes in the methodologies used at December 31, 2017 and 2016.
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
Real estate - Consists of direct investments in the stock of publicly traded companies and investments in pooled funds that invest directly in real estate. The publicly traded companies are valued based on the closing price reported in an active market on which the individual securities are traded and as such are classified as Level 1. The pooled funds rely on appraisal based valuations and as such are classified as Level 3.
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

2017	$114
2016	72
2015	137

Note 8.	COMMITMENTS AND CONTINGENCIES
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
In December 2011, Pepsi-Cola Metropolitan Bottling Company, Inc. (“Pepsi”) filed an action against (a) Cooper Industries, LLC, Cooper Industries, Ltd., Cooper Holdings, Ltd., Cooper US, Inc., and Cooper Industries plc (collectively, “Cooper”), (b) M&F Worldwide Corp., Mafco Worldwide Corp., Mafco Consolidated Group LLC, and PCT International Holdings, Inc. (collectively, “Mafco”), and (c) the Pneumo Abex Asbestos Claims Settlement Trust (the “Trust”) in Texas state court. Pepsi alleged that it was harmed by a 2011 settlement agreement (“2011 Settlement”) among Cooper, Mafco, and Pneumo Abex, LLC (“Pneumo,” which prior to the 2011 Settlement was a Mafco subsidiary), which settlement resolved litigation that Pneumo had previously brought against Cooper involving, among other things, a guaranty related to Pneumo’s friction products business. In November 2015, after a Texas court ruled that Pepsi's claims should be heard in arbitration, Pepsi filed a demand for arbitration against Cooper, Mafco, the Trust, and Pneumo. Pepsi subsequently dropped claims against all parties except Cooper. An arbitration under the auspices of the American Arbitration Association commenced in October 2017. Pepsi’s experts have opined, among other things, that the value contributed to the Trust for a release of the guaranty was approximately $440 below reasonably equivalent value, and that an inability of Pneumo to satisfy future liabilities may result in plaintiffs suing Pepsi under various theories. Cooper submitted various expert reports and, among other things, Cooper’s experts opine that Pepsi has no basis to seek any damages and that Cooper paid reasonably equivalent value for the release of its indemnity obligations under the guaranty. The arbitration proceedings closed in December 2017. The parties are awaiting the issuance of a decision. The Company believes that the claims of Pepsi are without merit, and that the ultimate resolution of this matter will not have a material impact on the Company’s consolidated financial statements.
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
Eaton is involved in remedial response and voluntary environmental remediation at a number of sites, including certain of its currently-owned or formerly-owned plants. The Company has also been named a potentially responsible party under the United States federal Superfund law, or the state equivalents thereof, at a number of disposal sites. The Company became involved in these sites as a result of government action or in connection with business acquisitions. At the end of 2017, the Company was involved with a total of 118 sites worldwide, including the Superfund sites mentioned above, with none of these sites being individually significant to the Company.
Remediation activities, generally involving soil and/or groundwater contamination, include pre-cleanup activities such as fact finding and investigation, risk assessment, feasibility study, design and action planning, performance (where actions may range from monitoring, to removal of contaminants, to installation of longer-term remediation systems), and operation and maintenance of a remediation system. The extent of expected remediation activities and costs varies by site. A number of factors affect the cost of environmental remediation, including the number of parties involved at a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing advancement of remediation technology. Taking these factors into account, Eaton has estimated the costs of remediation, which will be paid over a period of years. The Company accrues an amount on an undiscounted basis, consistent with the estimates of these costs, when it is probable that a liability has been incurred. Actual results may differ from these estimates. At December 31, 2017 and 2016, the Company had an accrual totaling $120 and $124, respectively, for these costs.

Based upon Eaton's analysis and subject to the difficulty in estimating these future costs, the Company expects that any sum it may be required to pay in connection with environmental matters is not reasonably possible to exceed the recorded liability by an amount that would have a material effect on its financial position, results of operations or cash flows.
Warranty Accruals
A summary of the current and long-term warranty accruals follows:

	2017	2016	2015
Balance at January 1	$180	$195	$213
Provision	163	117	104
Settled	(156)	(130)	(114)
Other	1	(2)	(8)
Balance at December 31	$188	$180	$195
Lease Commitments
Eaton leases certain real properties and equipment. A summary of minimum rental commitments at December 31, 2017 under noncancelable operating leases, which expire at various dates and in most cases contain renewal options, for each of the next five years and thereafter in the aggregate, follow:

2018	$159
2019	119
2020	85
2021	63
2022	42
Thereafter	71
Total noncancelable lease commitments	$539
A summary of rental expense follows:

2017	$222
2016	220
2015	225

Note 9.	INCOME TAXES
Certain amounts below have been adjusted to reflect the retrospective application of the Company's change in inventory accounting methods, as described in Notes 1 and 14.
Eaton Corporation plc is domiciled in Ireland. Income (loss) before income taxes and income tax (benefit) expense are summarized below based on the geographic location of the operation to which such earnings and income taxes are attributable.

	Income (loss) before income taxes
	2017	2016	2015
Ireland	$(1,090)	$(923)	$(608)
Foreign	4,458	3,041	2,741
Total income before income taxes	$3,368	$2,118	$2,133

	Income tax expense (benefit)
	2017	2016	2015
Current
Ireland	$1	$2	$8
Foreign
United States	123	93	110
Non-United States	234	209	240
Total current income tax expense	358	304	358

Deferred
Ireland	—	2	1
Foreign
United States	82	(77)	(76)
Non-United States	(58)	(30)	(124)
Total deferred income tax expense (benefit)	24	(105)	(199)
Total income tax expense	$382	$199	$159

Reconciliations of income taxes from the Ireland national statutory rate of 25% to the consolidated effective income tax rate follow:

	2017	2016	2015
Income taxes at the applicable statutory rate	25.0%	25.0%	25.0%

Ireland operations
Ireland tax on trading income	—%	(0.3)%	(0.4)%
Nondeductible interest expense	8.2%	11.5%	7.9%

Foreign operations
United States operations (earnings taxed at other than the applicable statutory rate)	1.7%	0.1%	(0.6)%
U.S. federal tax rate change	(7.5)%	—%	—%
U.S. tax on foreign earnings	4.8%	—%	—%
U.S. foreign tax credit	(3.9)%	0.6%	(0.8)%
Credit for research activities	(0.5)%	(0.8)%	(0.8)%
U.S. Other - net	3.2%	2.5%	5.4%
Non-U.S. operations (earnings taxed at other than the applicable statutory tax rate)	(22.9)%	(26.8)%	(25.1)%
Non-U.S. operations - other items	0.4%	0.9%	(0.5)%

Worldwide operations
Adjustments to tax liabilities	(1.8)%	(2.5)%	(1.4)%
Adjustments to valuation allowances	4.6%	(0.8)%	(1.2)%
Effective income tax expense rate	11.3%	9.4%	7.5%
During 2017, income tax expense of $382 was recognized (an effective tax rate of 11.3%) compared to income tax expense of $199 for 2016 (an effective tax rate of 9.4%) and income tax expense of $159 for 2015 (an effective tax rate of 7.5%). The 2017 effective tax rate includes tax expense of $234 on the gain related to the sale of business discussed in Note 2 and a tax benefit of $62 related to the U.S. Tax Cuts and Jobs Act (TCJA) which is discussed in further detail below. Excluding the gain and related tax impact on the sale of business, and the impact of the TCJA, the effective tax rate for 2017 was expense of 9.2%. The decrease from 9.4% for 2016 compared to 9.2% for 2017 was due to the resolution of tax contingencies in various tax jurisdictions and the excess tax benefits recognized for employee share-based payments pursuant to the adoption of Accounting Standards Update 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The increase from 7.5% for 2015 compared to 9.4% for 2016 is primarily due to greater levels of income earned in higher tax jurisdictions, partially offset by net decreases in worldwide tax liabilities.
The U.S. Tax Cuts and Jobs Act was enacted on December 22, 2017. The TCJA reduces the U.S. federal corporate tax rate from 35% to 21% and requires a one-time transition tax on certain unremitted earnings of non-U.S. subsidiaries owned directly or indirectly by U.S. subsidiaries of the Company. For 2017, we have recorded a provisional tax benefit amount of $62 for the impact on our deferred tax balances and the one-time transition tax.
The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. Additionally, given the significant changes included in the TCJA, the Company re-evaluated the realizability of certain deferred tax assets, including foreign tax credits and interest deferral, and determined that valuation allowances needed to be adjusted. The Company is still analyzing certain aspects of the TCJA, including interpretations by state and local tax authorities, and additional Treasury guidance may be issued which could potentially affect the measurement of these balances or give rise to new deferred tax amounts. The Company recorded a provisional $79 tax benefit for the remeasurement of deferred tax balances and related valuation allowances.

The one-time transition tax is based on post-1986 unremitted earnings and profits (E&P) of non-U.S. subsidiaries owned directly or indirectly by U.S. subsidiaries of the Company which have been previously deferred from U.S. income taxes. The amount of the transition tax also depends on the amount of E&P held in cash or other specified assets. The Company recorded a provisional tax expense of $17 for the transition tax. This amount may change when Treasury issues additional guidance and the Company finalizes the calculation of E&P, including the amounts held in cash or other specified assets, and finalizes the calculation of available foreign tax credits.
No provision has been made for income taxes on undistributed earnings of foreign subsidiaries of approximately $22.1 billion at December 31, 2017, since it is the Company's intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries. It is not practicable to estimate the additional income taxes and applicable withholding taxes that would be payable on the remittance of such undistributed earnings.
The Company expects to deploy capital to those markets which offer particularly attractive growth opportunities. The cash that is permanently reinvested is typically used to expand operations either organically or through acquisitions. In addition, the Company expects that minimal to no Irish tax would apply to dividends paid to the Irish parent due to the impact of the Irish foreign tax credit system. The Company's public dividends and share repurchases are funded primarily from Non-U.S. operations.
Worldwide income tax payments, net of tax refunds, follow:

2017	$288
2016	272
2015	302
Deferred Income Tax Assets and Liabilities
Components of noncurrent deferred income taxes follow:

	2017	2016
	Noncurrent assets and liabilities	Noncurrent assets and liabilities
Accruals and other adjustments
Employee benefits	$430	$761
Depreciation and amortization	(1,324)	(1,823)
Other accruals and adjustments	380	761
Ireland income tax loss carryforwards	1	1
Foreign income tax loss carryforwards	1,962	1,796
Foreign income tax credit carryforwards	404	277
Valuation allowance for income tax loss and income tax credit carryforwards	(1,992)	(1,728)
Other valuation allowances	(146)	(41)
Total deferred income taxes	$(285)	$4
At December 31, 2017, Eaton Corporation plc and certain Irish subsidiaries had tax loss carryforwards that are available to reduce future taxable income and tax liabilities. These carryforwards and their respective expiration dates are summarized below:

	2018 through 2022	2023 through 2027	2028 through 2032	2033 through 2037	Not subject to expiration	Valuation allowance
Ireland income tax loss carryforwards	$—	$—	$—	$—	$8	$—
Ireland deferred income tax assets for income tax loss carryforwards	—	—	—	—	1	(1)

At December 31, 2017, the Company's foreign subsidiaries, including all U.S. and non-U.S. subsidiaries, had income tax loss carryforwards and income tax credit carryforwards that are available to reduce future taxable income or tax liabilities. These carryforwards and their respective expiration dates are summarized below:

	2018 through 2022	2023 through 2027	2028 through 2032	2033 through 2037	Not subject to expiration	Valuation allowance
Foreign income tax loss carryforwards	$918	$7,528	$14	$545	$4,047	$—
Foreign deferred income tax assets for income tax loss carryforwards	112	721	14	175	1,047	(1,830)
Foreign deferred income tax assets for income tax loss carryforwards after ASU 2013-11	101	715	14	86	1,047	(1,830)
Foreign income tax credit carryforwards	86	205	78	115	64	(161)
Foreign income tax credit carryforwards after ASU 2013-11	82	168	27	94	33	(161)
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
Management evaluates the realizability of deferred income tax assets for each of the jurisdictions in which it operates. If the Company experiences cumulative pretax income in a particular jurisdiction in the three-year period including the current and prior two years, management normally concludes that the deferred income tax assets will more likely than not be realizable and no valuation allowance is recognized, unless known or planned operating developments, or changes in tax laws, would lead management to conclude otherwise. However, if the Company experiences cumulative pretax losses in a particular jurisdiction in the three-year period including the current and prior two years, management then considers a series of factors in the determination of whether the deferred income tax assets can be realized. These factors include historical operating results, known or planned operating developments, the period of time over which certain temporary differences will reverse, consideration of the utilization of certain deferred income tax liabilities, tax law carryback capability in the particular country, prudent and feasible tax planning strategies, changes in tax laws, and estimates of future earnings and taxable income using the same assumptions as those used for the Company's goodwill and other impairment testing. After evaluation of these factors, if the deferred income tax assets are expected to be realized within the tax carryforward period allowed for that specific country, management would conclude that no valuation allowance would be required. To the extent that the deferred income tax assets exceed the amount that is expected to be realized within the tax carryforward period for a particular jurisdiction, management would establish a valuation allowance.
Applying the above methodology, valuation allowances have been established for certain deferred income tax assets to the extent they are not expected to be realized within the particular tax carryforward period.
Unrecognized Income Tax Benefits
A summary of gross unrecognized income tax benefits follows:

	2017	2016	2015
Balance at January 1	$629	$584	$493
Increases and decreases as a result of positions taken during prior years
Transfers from valuation allowances	—	—	—
Other increases, including currency translation	10	21	34
Other decreases, including currency translation	(30)	(24)	(34)
Balances related to acquired businesses	—	—	(1)
Increases as a result of positions taken during the current year	162	90	109
Decreases relating to settlements with tax authorities	(10)	(19)	—
Decreases as a result of a lapse of the applicable statute of limitations	(26)	(23)	(17)
Balance at December 31	$735	$629	$584

Eaton's long-term policy has been to enter into tax planning strategies only if it is more likely than not that the benefit would be sustained upon audit. For example, the Company does not enter into any of the United States Internal Revenue Service (IRS) Listed Transactions as set forth in Treasury Regulation 1.6011-4.
If all unrecognized tax benefits were recognized, the net impact on the provision for income tax expense would be $652.
As of December 31, 2017 and 2016, Eaton had accrued approximately $80 and $94, respectively, for the payment of worldwide interest and penalties, which are not included in the table of unrecognized income tax benefits above. Eaton recognizes interest and penalties related to unrecognized income tax benefits in the provision for income tax expense. The Company has accrued penalties in jurisdictions primarily where they are automatically applied to any deficiency, regardless of the merit of the position.
As part of Eaton’s broader efforts to streamline operations, accelerate organic growth, and increase administrative efficiencies, the Company centralized certain activities and assets, which resulted in an increase in current income taxes payable, prepaid tax, and unrecognized tax benefits for 2017. These changes did not impact the Company’s 2017 effective tax rate.
The resolution of the majority of Eaton's unrecognized income tax benefits is dependent upon uncontrollable factors such as the prospect of retroactive regulations; new case law; and the willingness of the income tax authority to settle the issue, including the timing thereof. Therefore, for the majority of unrecognized income tax benefits, it is not reasonably possible to estimate the increase or decrease in the next 12 months. For each of the unrecognized income tax benefits where it is possible to estimate the increase or decrease in the balance within the next 12 months, the Company does not anticipate any significant change.
Eaton or its subsidiaries file income tax returns in Ireland and many countries around the world. With only few exceptions, Irish and non-United States subsidiaries of Eaton are no longer subject to examinations for years before 2007.

The United States Internal Revenue Service (“IRS”) has completed its examination of Eaton Corporation and Includible Subsidiaries’ (Eaton Corp.) United States income tax returns for 2005 through 2010 and has issued Statutory Notices of Deficiency (Notices) as discussed below. The statute of limitations on these tax years remains open until the matters are resolved. The IRS is currently examining tax years 2011 through 2013. The statute of limitations for tax years 2011 through 2013 is open until August 31, 2018. Tax years 2014 through 2016 are still subject to examination by the IRS.
Eaton is also under examination for the income tax filings in various states and localities of the United States. With only a few exceptions, Eaton Corp. is no longer subject to income tax examinations from states and localities within the United States for years before 2012. Income tax returns of states and localities within the United States will be reopened to the extent of United States federal income tax adjustments, if any, going back to 2005 when those audit years are finalized. Some states and localities may not limit their assessment to the United States federal adjustments, and may require the opening of the entire tax year. In addition, with only a few exceptions, BZ Holdings Inc. and Includible Subsidiaries (the former U.S. holding company for Cooper Industries) are no longer subject to United States state and local income tax examinations for years before 2012.
In 2011, the IRS issued a Notice for Eaton Corp. for the 2005 and 2006 tax years (the 2011 Notice). The 2011 Notice proposed assessments of $75 in additional taxes plus $52 in penalties related primarily to transfer pricing adjustments for products manufactured in the Company's facilities in Puerto Rico and the Dominican Republic and sold to affiliated companies located in the U.S.. Eaton Corp. has set its transfer prices for products sold between these affiliates at the same prices that Eaton Corp. sells such products to third parties as required by two successive Advance Pricing Agreements (APAs) Eaton Corp. entered into with the IRS that governed the 2005-2010 tax years. The Company has continued to apply the arms-length transfer pricing methodology for 2011 through the current reporting period. Immediately prior to the 2011 Notice being issued, the IRS sent a letter stating that it was retrospectively canceling the APAs. Eaton Corp. contested the proposed assessments in United States Tax Court. The case involved both whether the APAs should be enforced and, if not, the appropriate transfer pricing methodology. On July 26, 2017, the United States Tax Court issued a ruling in which it agreed with Eaton Corp. that the IRS must abide by the terms of the APAs for the tax years 2005-2006. The Tax Court’s ruling on the APAs did not have a material impact on Eaton’s consolidated financial statements.

In 2014, Eaton Corp. received a Notice from the IRS for the 2007 through 2010 tax years (the 2014 Notice) proposing assessments of $190 in additional taxes plus $72 in penalties, net of agreed credits and deductions, which the company has also contested in Tax Court. The proposed assessments pertain primarily to the same transfer pricing issues and APA for which the Tax Court has issued its ruling during 2017 as noted above. The Company believes that the Tax Court’s ruling for tax years 2005-2006 will also be applicable to the 2007-2010 years. Following the issuance of the Tax Court’s ruling, Eaton and the IRS recognized that the ruling on the enforceability of the APAs did not address a secondary issue regarding the transfer pricing for a certain royalty paid from 2006-2010. Eaton Corp. reported a consistent royalty rate for 2006-2010. The IRS has agreed to the royalty rate as reported by Eaton Corp. in 2006. Although the IRS has not proposed an alternative rate, it has not agreed to apply the same royalty rate in the 2007-2010 years.
The 2014 Notice also includes a separate proposed assessment involving the recognition of income for several of Eaton Corp.’s controlled foreign corporations. The Company believes that the proposed assessment is without merit. Eaton and the IRS have both moved for partial summary judgment on this issue. The Tax Court heard oral arguments on the motions in January 2018, following which the Court ordered further briefing.
During 2010, the Company received a tax assessment of $49 (translated at the December 31, 2017 exchange rate), plus interest and penalties, in Brazil for the tax years 2005 through 2008 that relates to the amortization of certain goodwill generated from the acquisition of third-party businesses and corporate reorganizations. The Company is contesting the assessment, which is under review at the administrative appeals level. During 2013, the Brazilian tax authorities began an audit of tax years 2009 through 2012. During 2014, the Company received a tax assessment of $37 (translated at the December 31, 2017 exchange rate), plus interest and penalties, for the 2009 through 2012 tax years (primarily relating to the same issues concerning the 2005 through 2008 tax years), which the Company is also contesting and is under review at the administrative appeals level. Multiple outside advisors have stated that Brazilian tax authorities are raising the issue for most clients with similar facts and that the matter is expected to require at least 10 years to resolve. The Company continues to believe that final resolution of the assessments will not have a material impact on its consolidated financial statements.

Note 10.	EATON SHAREHOLDERS' EQUITY
There are 750 million Eaton ordinary shares authorized ($0.01 par value per share), 439.9 million and 449.4 million of which were issued and outstanding at December 31, 2017 and 2016, respectively. Eaton's Memorandum and Articles of Association authorized 40 thousand deferred ordinary shares (€1.00 par value per share) and 10 thousand preferred A shares ($1.00 par value per share), all of which were issued and outstanding at December 31, 2017 and 2016, and 10 million serial preferred shares ($0.01 par value per share), none of which is outstanding at December 31, 2017 and 2016. At December 31, 2017, there were 13,089 holders of record of Eaton ordinary shares. Additionally, 20,138 current and former employees were shareholders through participation in the Eaton Savings Plan, Eaton Personal Investment Plan, or the Eaton Puerto Rico Retirement Savings Plan.
On October 22, 2013, Eaton's Board of Directors adopted a share repurchase program (the 2013 Program). Under the 2013 Program, the ordinary shares were expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During 2016 and 2015, 1.5 million and 11.3 million ordinary shares were repurchased under the 2013 Program in the open market at a total cost of $82 and $682, respectively. On February 24, 2016, the Board of Directors approved a new share repurchase program for share repurchases up to $2,500 of ordinary shares (2016 Program). Under the 2016 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During 2017 and 2016, 11.5 million and 10.3 million shares, respectively, were purchased on the open market under the 2016 Program for a total cost of $850 and $648, respectively.
Eaton has deferral plans that permit certain employees and directors to defer a portion of their compensation. A trust contains $11 and $13 of ordinary shares and marketable securities at December 31, 2017 and 2016, respectively, to fund a portion of these liabilities. The marketable securities were included in Other assets and the ordinary shares were included in Shareholders' equity at historical cost.
On February 28, 2018, Eaton's Board of Directors declared a quarterly dividend of $0.66 per ordinary share, a 10% increase over the dividend paid in the fourth quarter of 2017. The dividend is payable on March 23, 2018, to shareholders of record at the close of business on March 12, 2018.
Comprehensive Income (Loss)
Comprehensive income (loss) consists primarily of net income, currency translation and related hedging instruments, changes in unrecognized costs of pension and other postretirement benefits, and changes in the effective portion of open derivative contracts designated as cash flow hedges. The following table summarizes the pre-tax and after-tax amounts recognized in Comprehensive income (loss):

	2017		2016		2015
	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Currency translation and related hedging instruments	$800	$807	$(562)	$(570)	$(1,080)	$(1,078)

Pensions and other postretirement benefits
Prior service credit (cost) arising during the year	(1)	—	(2)	(2)	1	1
Net gain (loss) arising during the year	215	169	(247)	(197)	(123)	(89)
Currency translation	(67)	(53)	74	62	62	46
Other	—	(5)	—	(2)	—	(3)
Amortization of actuarial loss and prior service cost reclassified to earnings	188	130	201	133	237	156
	335	241	26	(6)	177	111

Cash flow hedges
Gain (loss) on derivatives designated as cash flow hedges	(24)	(15)	(21)	(14)	20	13
Changes in cash flow hedges reclassified to earnings	17	11	8	5	(16)	(10)
Cash flow hedges, net of reclassification adjustments	(7)	(4)	(13)	(9)	4	3
Other comprehensive income (loss) attributable to Eaton ordinary shareholders	$1,128	$1,044	$(549)	$(585)	$(899)	$(964)

The changes in Accumulated other comprehensive loss follow:

	Currency translation and related hedging instruments	Pensions and other postretirement benefits	Cash flow hedges	Total
Balance at December 31, 2016	$(3,062)	$(1,380)	$(6)	$(4,448)
Other comprehensive income (loss) before reclassifications	807	111	(15)	903
Amounts reclassified from Accumulated other comprehensive loss (income)	—	130	11	141
Net current-period Other comprehensive income (loss)	807	241	(4)	1,044
Balance at December 31, 2017	$(2,255)	$(1,139)	$(10)	$(3,404)
The reclassifications out of Accumulated other comprehensive loss follow:

	December 31, 2017	Consolidated Statements of Income classification
Amortization of defined benefit pension and other postretirement benefits items
Actuarial loss and prior service cost	$(188)	[1]
Tax benefit	58
Total, net of tax	(130)

Gains and (losses) on cash flow hedges
Currency exchange contracts	(17)	Cost of products sold
Tax benefit	6
Total, net of tax	(11)

Total reclassifications for the period	$(141)
1 These components of Accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 7 for additional information about defined benefit pension and other postretirement benefits items.
Net Income Per Share Attributable to Eaton Ordinary Shareholders
A summary of the calculation of net income per share attributable to Eaton ordinary shareholders follows:

(Shares in millions)	2017	2016*	2015*
Net income attributable to Eaton ordinary shareholders	$2,985	$1,916	$1,972

Weighted-average number of ordinary shares outstanding - diluted	447.0	456.5	467.1
Less dilutive effect of equity-based compensation	2.5	1.5	1.6
Weighted-average number of ordinary shares outstanding - basic	444.5	455.0	465.5

Net income per share attributable to Eaton ordinary shareholders
Diluted	$6.68	$4.20	$4.22
Basic	6.71	4.21	4.23
*Certain amounts have been adjusted to reflect the retrospective application of the Company's change in inventory accounting method, as described in Notes 1 and 14.
In 2017, 2016, and 2015, 0.4 million, 1.7 million, and 1.6 million stock options, respectively, were excluded from the calculation of diluted net income per share attributable to Eaton ordinary shareholders because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive.

Note 11.	EQUITY-BASED COMPENSATION
Restricted Stock Units and Awards
Restricted stock units (RSUs) and restricted stock awards (RSAs) have been issued to certain employees and directors. Participants awarded RSUs in 2015 and 2016 do not receive dividends; therefore, the fair value is determined by reducing the closing market price of the Company’s ordinary shares on the date of grant by the present value of the estimated dividends had they been paid. The fair value of RSUs awarded in 2017 and RSAs are determined based on the closing market price of the Company’s ordinary shares at the date of grant. The RSUs entitle the holder to receive one ordinary share for each RSU upon vesting, generally over three years. RSAs are issued and outstanding at the time of grant, but remain subject to forfeiture until vested, generally over three or four years. A summary of the RSU and RSA activity for 2017 follows:

(Restricted stock units and awards in millions)	Number of restricted stock units and awards	Weighted-average fair value per unit and award
Non-vested at January 1	2.6	$57.87
Granted	0.9	72.09
Vested	(0.9)	61.80
Forfeited	(0.2)	61.66
Non-vested at December 31	2.4	$62.24
Information related to RSUs and RSAs follows:

	2017	2016	2015
Pretax expense for RSUs and RSAs	$66	$65	$68
After-tax expense for RSUs and RSAs	43	42	44
Fair value of vested RSUs and RSAs	73	71	110
As of December 31, 2017, total compensation expense not yet recognized related to non-vested RSUs and RSAs was $79, and the weighted-average period in which the expense is expected to be recognized is 2.3 years. Excess tax benefit for RSUs and RSAs totaled $2 for 2017. There was no excess tax benefit for RSUs and RSAs in 2016 and 2015.
Performance Share Units
In February 2017 and 2016, the Compensation and Organization Committee of the Board of Directors approved the grant of performance share units (PSUs) to certain employees that vest based on the satisfaction of a three-year service period and total shareholder return relative to that of a group of peers. Awards earned at the end of the three-year vesting period range from 0% to 200% of the targeted number of PSUs granted based on the ranking of total shareholder return of the Company, assuming reinvestment of all dividends, relative to a defined peer group of companies. Equity-based compensation expense for these PSUs is recognized over the period during which an employee is required to provide service in exchange for the award. Upon vesting, dividends that have accumulated during the vesting period are paid on earned awards.
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

	2017	2016
Expected volatility	24%	24%
Risk-free interest rate	1.46%	0.88%
Weighted-average fair value of PSUs granted	$80.07	$76.41

A summary of the 2017 activity for these PSUs follows:

(Performance share units in millions)	Number of performance share units	Weighted-average fair value per unit
Non-vested at January 1	0.5	$76.41
Granted[1]	0.4	80.07
Vested	—	—
Forfeited	(0.1)	77.90
Non-vested at December 31	0.8	$77.97
1 Performance shares granted assuming the Company will perform at target relative to peers.
In February 2015 and 2016, performance share units were granted to certain employees that entitles the holder to receive one ordinary share for each PSU that vest based on the satisfaction of a three-year service period and the achievement of certain performance metrics over that same period. Upon vesting, PSU holders receive dividends that accumulate during the vesting period. The fair value of these PSUs is determined based on the closing market price of the Company's ordinary shares at the date of grant. Equity-based compensation expense is recognized over the period an employee is required to provide service based on the number of PSUs for which achievement of the performance objectives is probable. A summary of the 2017 activity for these PSUs follows:

(Performance share units in millions)	Number of performance share units	Weighted-average fair value per unit
Non-vested at January 1	0.7	$68.23
Granted	—	—
Vested	(0.1)	71.72
Forfeited	(0.5)	71.72
Non-vested at December 31	0.1	$56.55
Information related to PSUs follows:

	2017	2016	2015
Pretax expense for PSUs	$22	$13	$2
After-tax expense for PSUs	13	8	1
As of December 31, 2017, total compensation expense not yet recognized related to non-vested PSUs was $30 and the weighted average period in which the expense is to be recognized is 1.6 years. There was no excess tax benefit for PSUs in 2017, 2016 and 2015.
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

	2017	2016	2015
Expected volatility	27%	27%	29%
Expected option life in years	6.6	5.5	5.5
Expected dividend yield	2.8%	2.5%	2.6%
Risk-free interest rate	1.8 to 2.1%	1.2 to 1.5%	1.6 to 1.5%
Weighted-average fair value of stock options granted	$15.11	$11.80	$15.25
A summary of stock option activity follows:

(Options in millions)	Weighted-average exercise price per option	Options	Weighted-average remaining contractual life in years	Aggregate intrinsic value
Outstanding at January 1, 2017	$56.75	5.5
Granted	71.89	0.7
Exercised	46.31	(1.5)
Forfeited and canceled	59.23	(0.1)
Outstanding at December 31, 2017	$62.43	4.6	6.3	$77.3

Exercisable at December 31, 2017	$61.06	2.9	5.1	$52.1
Reserved for future grants at December 31, 2017		15.0
The aggregate intrinsic value in the table above represents the total excess of the $79.01 closing price of Eaton ordinary shares on the last trading day of 2017 over the exercise price of the stock option, multiplied by the related number of options outstanding and exercisable. The aggregate intrinsic value is not recognized for financial accounting purposes and the value changes based on the daily changes in the fair market value of the Company's ordinary shares.
Information related to stock options follows:

	2017	2016	2015
Pretax expense for stock options	$11	$14	$12
After-tax expense for stock options	8	9	8
Proceeds from stock options exercised	66	74	52
Income tax benefit related to stock options exercised
Tax benefit classified in operating activities in the Consolidated Statements of Cash Flows	13	5	4
Excess tax benefit classified in financing activities in the Consolidated Statements of Cash Flows	—	1	1
Intrinsic value of stock options exercised	41	42	44
Total fair value of stock options vested	$11	$14	$12

Stock options exercised, in millions of options	1.5	1.9	1.4
As of December 31, 2017, total compensation expense not yet recognized related to non-vested stock options was $8.8, and the weighted-average period in which the expense is expected to be recognized is 1.7 years.

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
A summary of financial instruments recognized at fair value, and the fair value measurements used, follows:

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
2017
Cash	$561	$561	$—	$—
Short-term investments	534	534	—	—
Net derivative contracts	36	—	36	—

2016
Cash	$543	$543	$—	$—
Short-term investments	203	203	—	—
Net derivative contracts	(3)	—	(3)	—
Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities. No financial instruments were measured using unobservable inputs.
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $7,745 and fair value of $8,048 at December 31, 2017 compared to $8,263 and $8,477, respectively, at December 31, 2016. The fair value of Eaton's debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and is considered a Level 2 fair value measurement.
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
Short-Term Investments
Eaton invests excess cash generated from operations in short-term marketable investments. For those investments classified as “available-for-sale”, Eaton marks these investments to fair value with the offset recognized in Accumulated other comprehensive loss. A summary of the carrying value of short-term investments follows:

	2017	2016
Time deposits, certificates of deposit and demand deposits with banks	$435	$149
Money market investments	99	54
Total short-term investments	$534	$203

Note 13.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
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

The gain or loss from a derivative financial instrument designated as a hedge that is effective is classified in the same line of the Consolidated Statements of Income as the offsetting loss or gain on the hedged item. The change in fair value of a derivative financial instrument that is not effective as a hedge is immediately recognized in income. The cash flows resulting from these financial instruments are classified in operating activities on the Consolidated Statements of Cash Flows.
For derivatives that are not designated as a hedge, any gain or loss is immediately recognized in income. The majority of derivatives used in this manner relate to risks resulting from assets or liabilities denominated in a foreign currency and certain commodity contracts that arise in the normal course of business. During 2017 and 2016, Eaton recognized gains of $2 and $7, respectively, associated with these commodity hedge contracts. Gains and losses associated with commodity hedge contracts are classified in Cost of products sold.
Eaton uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against foreign currency exposure (net investment hedges). Foreign currency denominated debt designated as non-derivative net investment hedging instruments on an after-tax basis was $88 and $86 at December 31, 2017 and 2016, respectively, and designated on a pre-tax basis was $652 and $572 at December 31, 2017 and 2016, respectively. See Note 6 for additional information about debt.
Interest Rate Risk
Eaton has entered into fixed-to-floating interest rate swaps to manage interest rate risk of certain long-term debt. These interest rate swaps are accounted for as fair value hedges of certain long-term debt. The maturity of the swap corresponds with the maturity of the debt instrument as noted in the table of long-term debt in Note 6. Eaton also entered into several forward starting floating-to-fixed interest rate swaps to manage interest rate risk in anticipation of debt that was refinanced in 2017.

A summary of interest rate swaps outstanding at December 31, 2017, follows:
Fixed-to-Floating Interest Rate Swaps

Notional amount	Fixed interest rate received	Floating interest rate paid	Basis for contracted floating interest rate paid
$415	5.60%	4.59%	6 month LIBOR + 3.18%
300	6.95%	6.31%	3 month LIBOR + 5.07%
25	8.88%	5.24%	6 month LIBOR + 3.84%
150	3.88%	3.22%	1 month LIBOR + 2.12%
275	3.47%	2.84%	1 month LIBOR + 1.74%
100	8.10%	7.08%	1 month LIBOR + 5.90%
1,400	2.75%	1.66%	1 month LIBOR + 0.58%
200	3.68%	2.17%	1 month LIBOR + 1.07%
25	7.63%	3.87%	6 month LIBOR + 2.48%
50	7.65%	3.98%	6 month LIBOR + 2.57%
25	5.45%	1.68%	6 month LIBOR + 0.28%
Derivative Financial Statement Impacts
The fair value of derivative financial instruments recognized in the Consolidated Balance Sheets follows:

	Notional amount	Other current assets	Other noncurrent assets	Other current liabilities	Other noncurrent liabilities	Type of hedge	Term
December 31, 2017
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$2,965	$1	$41	$—	$17	Fair value	6 months to 17 years
Currency exchange contracts	924	7	7	22	2	Cash flow	1 to 36 months
Total		$8	$48	$22	$19

Derivatives not designated as hedges
Currency exchange contracts	$3,719	$39		$19			1 to 12 months
Commodity contracts	13	1		—			1 to 12 months
Total		$40		$19

December 31, 2016
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$3,765	$1	$65	$—	$8	Fair value	3 months to 18 years
Forward starting floating-to-fixed interest rate swaps	450	—	19	—	1	Cash flow	11 years
Currency exchange contracts	802	11	1	22	17	Cash flow	1 to 36 months
Total		$12	$85	$22	$26

Derivatives not designated as hedges
Currency exchange contracts	$5,333	$31		$85			1 to 12 months
Commodity contracts	10	2		—			1 to 12 months
Total		$33		$85
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

The impact of derivative instruments to the Consolidated Statements of Income and Comprehensive Income follow:

	Gain (loss) recognized in other comprehensive (loss) income		Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	2017	2016		2017	2016
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	$(15)	$18	Interest expense - net	$—	$—
Interest rate locks	(9)	—	Interest expense - net	—	—
Currency exchange contracts	—	(39)	Cost of products sold	(17)	(8)
Total	$(24)	$(21)		$(17)	$(8)
Amounts recognized in net income follow:

	2017	2016
Derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps	$(33)	$(36)
Related long-term debt converted to floating interest rates by interest rate swaps	33	36
	$—	$—
Gains and losses described above were recognized in Interest expense - net.

Note 14.	ACCOUNTS RECEIVABLE AND INVENTORY
Accounts Receivable
Eaton performs ongoing credit evaluation of its customers and maintains sufficient allowances for potential credit losses. The Company evaluates the collectability of its accounts receivable based on the length of time the receivable is past due and any anticipated future write-off based on historic experience. Accounts receivable balances are written off against an allowance for doubtful accounts after a final determination of uncollectability has been made. Accounts receivable are net of an allowance for doubtful accounts of $57 and $50 at December 31, 2017 and 2016.
Inventory
Inventory is carried at lower of cost or net realizable value. During the fourth quarter of 2017, the Company changed its method of accounting for certain inventory in the United States from the LIFO method to the FIFO method. The FIFO method of accounting for inventory is preferable because it conforms the Company's entire inventory to a single method of accounting and improves comparability with the Company's peers. Cost components include raw materials, purchased components, direct labor, indirect labor, utilities, depreciation, inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, and costs of the distribution network.
The components of inventory follow:

	2017	2016 As adjusted
Raw materials	$953	$879
Work-in-process	471	395
Finished goods	1,196	1,072
Total inventory	$2,620	$2,346
All prior periods presented in the financial statements have been retrospectively adjusted to apply the new method of FIFO accounting for certain U.S. inventory. The cumulative effect of this change on periods prior to those presented herein resulted in an increase in Retained earnings of $70 as of January 1, 2015. The Tax Cuts and Jobs Act ("TCJA"), which was signed into law on December 22, 2017, would have required $14 of additional tax expense to adjust the deferred tax asset related to the LIFO reserve to the new tax rate if inventories continued to be computed under the LIFO method. The change from the LIFO method to the FIFO method eliminated the need to record this $14 of additional tax expense.

As a result of the retrospective application of this change in accounting method, the following financial statement line items within the accompanying financial statements were adjusted, as follows:

	December 31, 2017				December 31, 2016			December 31, 2015
(In millions except for per share data)	As computed under LIFO	As reported under FIFO	Effect of change		As originally reported	As adjusted	Effect of change	As originally reported	As adjusted	Effect of change
			TCJA	Other
Consolidated Statements of Income
Cost of products sold	$13,770	$13,756	$—	$(14)	$13,400	$13,409	$9	$14,292	$14,304	$12
Income before income taxes	3,354	3,368	—	14	2,127	2,118	(9)	2,145	2,133	(12)
Income tax expense	391	382	(14)	5	202	199	(3)	164	159	(5)
Net income	2,963	2,986	14	9	1,925	1,919	(6)	1,981	1,974	(7)
Net income attributable to Eaton ordinary shareholders	$2,962	$2,985	$14	$9	$1,922	$1,916	$(6)	$1,979	$1,972	$(7)

Net income per ordinary share
Diluted	$6.63	$6.68	$0.03	$0.02	$4.21	$4.20	$(0.01)	$4.23	$4.22	$(0.01)
Basic	$6.66	$6.71	$0.03	$0.02	$4.22	$4.21	$(0.01)	$4.25	$4.23	$(0.02)

Consolidated Statements of Comprehensive Income
Net income	$2,963	$2,986	$14	$9	$1,925	$1,919	$(6)	$1,981	$1,974	$(7)
Net income attributable to Eaton ordinary shareholders	2,962	2,985	14	9	1,922	1,916	(6)	1,979	1,972	(7)
Total comprehensive income attributable to Eaton ordinary shareholders	$4,006	$4,029	$14	$9	$1,337	$1,331	$(6)	$1,015	$1,008	$(7)

	December 31, 2017			December 31, 2016			December 31, 2015
(In millions except for per share data)	As computed under LIFO	As reported under FIFO	Effect of change	As originally reported	As adjusted	Effect of change	As originally reported	As adjusted	Effect of change
Consolidated Balance Sheets
Inventory	$2,514	$2,620	$106	$2,254	$2,346	$92
Deferred income taxes - noncurrent asset	253	253	—	360	325	(35)
Deferred income taxes - noncurrent liability	512	538	26	321	321	—
Retained earnings	$8,589	$8,669	$80	$7,498	$7,555	$57

Consolidated Statements of Cash Flows
Net income	$2,963	$2,986	$23	$1,925	$1,919	$(6)	$1,981	$1,974	$(7)
Deferred income taxes	(197)	(206)	(9)	(80)	(83)	(3)	(100)	(105)	(5)
Inventory	$(188)	$(202)	$(14)	$25	$34	$9	$(20)	$(8)	$12

As a result of the retrospective application of this change in accounting principle, the following financial statement line items within the unaudited interim 2017 and 2016 quarterly condensed consolidated financial statements were adjusted, as follows:

(unaudited)	Three months ended
	March 30, 2017			June 30, 2017			September 30, 2017
(In millions except for per share data)	As originally reported	As adjusted	Effect of change	As originally reported	As adjusted	Effect of change	As originally reported	As adjusted	Effect of change
Consolidated Statements of Income
Cost of products sold	$3,310	$3,307	$(3)	$3,450	$3,448	$(2)	$3,469	$3,466	$(3)
Income before income taxes	464	467	3	570	572	2	1,691	1,694	3
Income tax expense	32	33	1	54	55	1	292	293	1
Net income	432	434	2	516	517	1	1,399	1,401	2
Net income attributable to Eaton ordinary shareholders	$432	$434	$2	$515	$516	$1	$1,399	$1,401	$2

Net income per ordinary share
Diluted	$0.96	$0.96	$—	$1.15	$1.15	$—	$3.14	$3.14	$—
Basic	$0.96	$0.97	$0.01	$1.15	$1.16	$0.01	$3.16	$3.16	$—

(unaudited)	Three months ended
	March 30, 2016			June 30, 2016			September 30, 2016
(In millions except for per share data)	As originally reported	As adjusted	Effect of change	As originally reported	As adjusted	Effect of change	As originally reported	As adjusted	Effect of change
Consolidated Statements of Income
Cost of products sold	$3,291	$3,294	$3	$3,419	$3,422	$3	$3,371	$3,374	$3
Income before income taxes	442	439	(3)	553	550	(3)	573	570	(3)
Income tax expense	39	38	(1)	61	60	(1)	51	50	(1)
Net income	403	401	(2)	492	490	(2)	522	520	(2)
Net income attributable to Eaton ordinary shareholders	$404	$402	$(2)	$491	$489	$(2)	$523	$521	$(2)

Net income per ordinary share
Diluted	$0.88	$0.87	$(0.01)	$1.07	$1.07	$—	$1.15	$1.14	$(0.01)
Basic	$0.88	$0.88	$—	$1.08	$1.07	$(0.01)	$1.15	$1.15	$—

Note 15.	BUSINESS SEGMENT AND GEOGRAPHIC REGION INFORMATION
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
Other Information
No single customer represented greater than 10% of net sales in 2017, 2016 or 2015, respectively.
The accounting policies of the business segments are generally the same as the policies described in Note 1, except that operating profit only reflects the service cost component related to pensions and other postretirement benefits. Intersegment sales and transfers are accounted for at the same prices as if the sales and transfers were made to third parties. These intersegment sales are eliminated in consolidation. Operating profit includes the operating profit from intersegment sales.

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
Business Segment Information

	2017	2016	2015
Net sales
Electrical Products	$7,193	$6,957	$6,976
Electrical Systems and Services	5,666	5,662	5,931
Hydraulics	2,468	2,222	2,459
Aerospace	1,744	1,753	1,807
Vehicle	3,333	3,153	3,682
Total net sales	$20,404	$19,747	$20,855

Segment operating profit
Electrical Products	$1,287	$1,240	$1,156
Electrical Systems and Services	770	711	776
Hydraulics	288	198	246
Aerospace	332	335	310
Vehicle	537	474	645
Total segment operating profit	3,214	2,958	3,133

Corporate
Amortization of intangible assets	(388)	(392)	(406)
Interest expense - net	(246)	(233)	(232)
Pension and other postretirement benefits expense	(45)	(60)	(130)
Gain on sale of business	1,077	—	—
Other corporate expense - net*	(244)	(155)	(232)
Income before income taxes*	3,368	2,118	2,133
Income tax expense*	382	199	159
Net income*	2,986	1,919	1,974
Less net income for noncontrolling interests	(1)	(3)	(2)
Net income attributable to Eaton ordinary shareholders*	$2,985	$1,916	$1,972
*Other corporate expense - net and Income tax expense in 2016 and 2015 have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 14.
Business segment operating profit was reduced by acquisition integration charges as follows:

	2017	2016	2015
Electrical Products	$4	$3	$25
Electrical Systems and Services	—	1	15
Hydraulics	—	—	2
Total	$4	$4	$42
Corporate acquisition integration charges totaled $5 in 2015, and are included above in Other corporate expense - net. There was no corporate acquisition integration charges in 2017 and 2016. See Note 3 for additional information about acquisition integration charges.

	2017	2016	2015
Identifiable assets
Electrical Products	$2,570	$2,363	$2,538
Electrical Systems and Services	2,141	2,222	2,285
Hydraulics	1,345	1,188	1,138
Aerospace	938	830	841
Vehicle	2,379	1,549	1,579
Total identifiable assets	9,373	8,152	8,381
Goodwill	13,568	13,201	13,479
Other intangible assets	5,265	5,514	6,014
Corporate*	4,417	3,609	3,185
Total assets*	$32,623	$30,476	$31,059
*Corporate identifiable assets in 2016 and 2015 have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 14.

Capital expenditures for property, plant and equipment
Electrical Products	$134	$134	$137
Electrical Systems and Services	83	78	94
Hydraulics	96	92	61
Aerospace	37	28	33
Vehicle	141	142	119
Total	491	474	444
Corporate	29	23	62
Total expenditures for property, plant and equipment	$520	$497	$506

Depreciation of property, plant and equipment
Electrical Products	$143	$141	$137
Electrical Systems and Services	83	82	82
Hydraulics	61	64	67
Aerospace	26	27	28
Vehicle	109	109	113
Total	422	423	427
Corporate	54	63	52
Total depreciation of property, plant and equipment	$476	$486	$479

Geographic Region Information
Net sales are measured based on the geographic destination of sales. Long-lived assets consist of property, plant and equipment - net.

	2017	2016	2015
Net sales
United States	$11,222	$10,937	$11,396
Canada	942	898	969
Latin America	1,485	1,448	1,726
Europe	4,394	4,228	4,379
Asia Pacific	2,361	2,236	2,385
Total	$20,404	$19,747	$20,855

Long-lived assets
United States	$1,872	$1,924	$1,982
Canada	20	19	19
Latin America	290	281	243
Europe	769	681	734
Asia Pacific	551	538	587
Total	$3,502	$3,443	$3,565

Note 16.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
The Registered Senior Notes issued by Eaton Corporation are registered under the Securities Act of 1933. Eaton and certain other of Eaton's 100% owned direct and indirect subsidiaries (the Guarantors) fully and unconditionally guaranteed (subject, in the case of the Guarantors, other than Eaton, to customary release provisions as described below), on a joint and several basis, the Registered Senior Notes. The following condensed consolidating financial statements are included so that separate financial statements of Eaton, Eaton Corporation and each of the Guarantors are not required to be filed with the Securities and Exchange Commission. The consolidating adjustments primarily relate to eliminations of investments in subsidiaries and intercompany balances and transactions. The condensed consolidating financial statements present investments in subsidiaries using the equity method of accounting. See Note 6 for additional information related to the Registered Senior Notes.
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
During 2017, 2016 and 2015, the Company undertook certain steps to restructure ownership of various subsidiaries. The transactions were entirely among wholly-owned subsidiaries under the common control of Eaton. This restructuring has been reflected as of the beginning of the earliest period presented below.
Additionally, certain amounts in 2016 and 2015 have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 14.

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME YEAR ENDED DECEMBER 31, 2017

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$6,659	$6,563	$12,599	$(5,417)	$20,404

Cost of products sold	—	5,276	4,840	9,054	(5,414)	13,756
Selling and administrative expense	136	1,172	759	1,498	—	3,565
Research and development expense	—	215	207	162	—	584
Interest expense (income) - net	—	245	21	(21)	1	246
Gain on sale of business	—	560	—	517	—	1,077
Other expense (income) - net	79	9	(70)	(56)	—	(38)
Equity in loss (earnings) of subsidiaries, net of tax	(3,644)	(1,139)	(4,958)	(4,665)	14,406	—
Intercompany expense (income) - net	444	(561)	1,197	(1,080)	—	—
Income (loss) before income taxes	2,985	2,002	4,567	8,224	(14,410)	3,368
Income tax expense (benefit)	—	499	(232)	115	—	382
Net income (loss)	2,985	1,503	4,799	8,109	(14,410)	2,986
Less net loss (income) for noncontrolling interests	—	—	—	(3)	2	(1)
Net income (loss) attributable to Eaton ordinary shareholders	$2,985	$1,503	$4,799	$8,106	$(14,408)	$2,985

Other comprehensive income (loss)	1,044	41	1,064	2,192	(3,297)	1,044
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$4,029	$1,544	$5,863	$10,298	$(17,705)	$4,029

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME YEAR ENDED DECEMBER 31, 2016

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$6,447	$6,351	$11,961	$(5,012)	$19,747

Cost of products sold	—	5,076	4,697	8,649	(5,013)	13,409
Selling and administrative expense	140	1,153	760	1,452	—	3,505
Research and development expense	—	235	186	168	—	589
Interest expense (income) - net	—	233	17	(16)	(1)	233
Other expense (income) - net	(35)	(48)	43	(67)	—	(107)
Equity in loss (earnings) of subsidiaries, net of tax	(2,433)	(770)	(3,266)	(2,808)	9,277	—
Intercompany expense (income) - net	412	(122)	1,230	(1,520)	—	—
Income (loss) before income taxes	1,916	690	2,684	6,103	(9,275)	2,118
Income tax expense (benefit)	—	23	26	149	1	199
Net income (loss)	1,916	667	2,658	5,954	(9,276)	1,919
Less net loss (income) for noncontrolling interests	—	—	—	(5)	2	(3)
Net income (loss) attributable to Eaton ordinary shareholders	$1,916	$667	$2,658	$5,949	$(9,274)	$1,916

Other comprehensive income (loss)	(585)	54	(566)	(1,344)	1,856	(585)
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$1,331	$721	$2,092	$4,605	$(7,418)	$1,331

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME YEAR ENDED DECEMBER 31, 2015

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$6,926	$6,660	$12,531	$(5,262)	$20,855

Cost of products sold	—	5,518	5,041	8,978	(5,233)	14,304
Selling and administrative expense	141	1,223	738	1,494	—	3,596
Research and development expense	—	266	197	162	—	625
Interest expense (income) - net	—	222	21	(13)	2	232
Other expense (income) - net	—	—	24	(59)	—	(35)
Equity in loss (earnings) of subsidiaries, net of tax	(2,449)	(821)	(3,221)	(2,761)	9,252	—
Intercompany expense (income) - net	336	(384)	1,218	(1,170)	—	—
Income (loss) before income taxes	1,972	902	2,642	5,900	(9,283)	2,133
Income tax expense (benefit)	—	87	(69)	152	(11)	159
Net income (loss)	1,972	815	2,711	5,748	(9,272)	1,974
Less net loss (income) for noncontrolling interests	—	—	—	(3)	1	(2)
Net income (loss) attributable to Eaton ordinary shareholders	$1,972	$815	$2,711	$5,745	$(9,271)	$1,972

Other comprehensive income (loss)	(964)	5	(951)	(2,000)	2,946	(964)
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$1,008	$820	$1,760	$3,745	$(6,325)	$1,008

CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2017

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Assets
Current assets
Cash	$—	$183	$12	$366	$—	$561
Short-term investments	—	—	—	534	—	534
Accounts receivable - net	—	482	1,317	2,144	—	3,943
Intercompany accounts receivable	8	2,865	5,146	2,741	(10,760)	—
Inventory	—	473	692	1,537	(82)	2,620
Prepaid expenses and other current assets	—	229	145	277	28	679
Total current assets	8	4,232	7,312	7,599	(10,814)	8,337

Property, plant and equipment - net	—	835	684	1,983	—	3,502

Other noncurrent assets
Goodwill	—	1,307	6,293	5,968	—	13,568
Other intangible assets	—	138	3,002	2,125	—	5,265
Deferred income taxes	—	356	—	221	(324)	253
Investment in subsidiaries	15,045	15,439	87,919	39,527	(157,930)	—
Intercompany loans receivable	3,122	7,104	2,735	61,225	(74,186)	—
Other assets	—	748	163	787	—	1,698
Total assets	$18,175	$30,159	$108,108	$119,435	$(243,254)	$32,623

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$—	$—	$—	$6	$—	$6
Current portion of long-term debt	—	542	35	1	—	578
Accounts payable	—	533	313	1,320	—	2,166
Intercompany accounts payable	4	4,920	4,405	1,431	(10,760)	—
Accrued compensation	—	128	63	262	—	453
Other current liabilities	1	564	308	1,000	(1)	1,872
Total current liabilities	5	6,687	5,124	4,020	(10,761)	5,075

Noncurrent liabilities
Long-term debt	—	6,180	976	8	3	7,167
Pension liabilities	—	341	83	802	—	1,226
Other postretirement benefits liabilities	—	192	94	76	—	362
Deferred income taxes	—	—	558	304	(324)	538
Intercompany loans payable	917	3,718	68,405	1,146	(74,186)	—
Other noncurrent liabilities	—	314	272	379	—	965
Total noncurrent liabilities	917	10,745	70,388	2,715	(74,507)	10,258

Shareholders’ equity
Eaton shareholders’ equity	17,253	12,727	32,596	112,663	(157,986)	17,253
Noncontrolling interests	—	—	—	37	—	37
Total equity	17,253	12,727	32,596	112,700	(157,986)	17,290
Total liabilities and equity	$18,175	$30,159	$108,108	$119,435	$(243,254)	$32,623

CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2016

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Assets
Current assets
Cash	$1	$92	$5	$445	$—	$543
Short-term investments	—	—	—	203	—	203
Accounts receivable - net	—	536	1,049	1,975	—	3,560
Intercompany accounts receivable	5	953	4,239	3,382	(8,579)	—
Inventory	—	443	638	1,344	(79)	2,346
Prepaid expenses and other current assets	—	77	42	237	25	381
Total current assets	6	2,101	5,973	7,586	(8,633)	7,033

Property, plant and equipment - net	—	857	706	1,880	—	3,443

Other noncurrent assets
Goodwill	—	1,362	6,293	5,546	—	13,201
Other intangible assets	—	169	3,442	1,903	—	5,514
Deferred income taxes	—	864	15	218	(772)	325
Investment in subsidiaries	32,852	20,200	92,766	44,345	(190,163)	—
Intercompany loans receivable	—	7,609	2,061	56,938	(66,608)	—
Other assets	—	490	134	336	—	960
Total assets	$32,858	$33,652	$111,390	$118,752	$(266,176)	$30,476

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$—	$—	$8	$6	$—	$14
Current portion of long-term debt	—	1,250	296	6	—	1,552
Accounts payable	1	412	252	1,053	—	1,718
Intercompany accounts payable	281	3,332	3,130	1,836	(8,579)	—
Accrued compensation	—	98	58	223	—	379
Other current liabilities	1	590	276	957	(2)	1,822
Total current liabilities	283	5,682	4,020	4,081	(8,581)	5,485

Noncurrent liabilities
Long-term debt	—	5,767	936	8	—	6,711
Pension liabilities	—	610	161	888	—	1,659
Other postretirement benefits liabilities	—	198	99	71	—	368
Deferred income taxes	—	—	732	361	(772)	321
Intercompany loans payable	17,621	3,768	44,788	431	(66,608)	—
Other noncurrent liabilities	—	326	212	396	—	934
Total noncurrent liabilities	17,621	10,669	46,928	2,155	(67,380)	9,993

Shareholders’ equity
Eaton shareholders’ equity	14,954	17,301	60,442	112,478	(190,221)	14,954
Noncontrolling interests	—	—	—	38	6	44
Total equity	14,954	17,301	60,442	112,516	(190,215)	14,998
Total liabilities and equity	$32,858	$33,652	$111,390	$118,752	$(266,176)	$30,476

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS DECEMBER 31, 2017

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash provided by (used in) operating activities	$258	$(498)	$(30)	$4,545	$(1,609)	$2,666

Investing activities
Capital expenditures for property, plant and equipment	—	(90)	(110)	(320)	—	(520)
Cash received from sales (paid for acquisitions) of affiliates	—	—	(92)	92	—	—
Purchases of short-term investments - net	—	—	—	(298)	—	(298)
Investments in affiliates	(190)	—	—	(90)	280	—
Return of investments in affiliates	—	—	90	—	(90)	—
Loans to affiliates	—	(444)	—	(6,723)	7,167	—
Repayments of loans from affiliates	—	303	46	3,817	(4,166)	—
Proceeds from sale of business	—	338	—	269	—	607
Other - net	—	(45)	9	30	—	(6)
Net cash provided by (used in) investing activities	(190)	62	(57)	(3,223)	3,191	(217)

Financing activities
Proceeds from borrowings	—	1,000	—	—	—	1,000
Payments on borrowings	—	(1,250)	(297)	(7)	—	(1,554)
Proceeds from borrowings from affiliates	2,605	3,130	991	441	(7,167)	—
Payments on borrowings from affiliates	(822)	(2,904)	(353)	(87)	4,166	—
Capital contributions from affiliates	—	—	90	190	(280)	—
Return of capital to affiliates	—	—	—	(90)	90	—
Other intercompany financing activities	—	573	469	(1,042)	—	—
Cash dividends paid	(1,068)	—	—	—	—	(1,068)
Cash dividends paid to affiliates	—	—	(800)	(809)	1,609	—
Exercise of employee stock options	66	—	—	—	—	66
Repurchase of shares	(850)	—	—	—	—	(850)
Employee taxes paid from shares withheld	—	(14)	(5)	(3)	—	(22)
Other - net	—	(8)	(1)	(5)	—	(14)
Net cash provided by (used in) financing activities	(69)	527	94	(1,412)	(1,582)	(2,442)

Effect of currency on cash	—	—	—	11	—	11
Total increase (decrease) in cash	(1)	91	7	(79)	—	18
Cash at the beginning of the period	1	92	5	445	—	543
Cash at the end of the period	$—	$183	$12	$366	$—	$561

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS DECEMBER 31, 2016

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash provided by (used in) operating activities	$(253)	$22	$(232)	$3,033	$—	$2,570

Investing activities
Capital expenditures for property, plant and equipment	—	(92)	(114)	(291)	—	(497)
Cash received from acquisitions of businesses, net of cash acquired	—	—	1	—	—	1
Sales (purchases) of short-term investments - net	—	—	2	(42)	—	(40)
Investments in affiliates	(1,250)	—	(120)	(1,370)	2,740	—
Return of investments in affiliates	—	—	47	—	(47)	—
Loans to affiliates	—	(251)	(655)	(8,208)	9,114	—
Repayments of loans from affiliates	—	1,293	—	5,951	(7,244)	—
Other - net	—	(9)	41	(25)	—	7
Net cash provided by (used in) investing activities	(1,250)	941	(798)	(3,985)	4,563	(529)

Financing activities
Proceeds from borrowings	—	21	610	—	—	631
Payments on borrowings	—	(408)	(233)	(12)	—	(653)
Proceeds from borrowings from affiliates	3,843	4,045	1,120	106	(9,114)	—
Payments on borrowings from affiliates	(646)	(4,712)	(1,844)	(42)	7,244	—
Capital contribution from affiliates	—	—	1,370	1,370	(2,740)	—
Return of capital to affiliates	—	—	—	(47)	47	—
Other intercompany financing activities	—	168	12	(180)	—	—
Cash dividends paid	(1,037)	—	—	—	—	(1,037)
Exercise of employee stock options	74	—	—	—	—	74
Repurchase of shares	(730)	—	—	—	—	(730)
Employee taxes paid from shares withheld	—	(12)	(3)	(3)	—	(18)
Other - net	—	1	(4)	(2)	—	(5)
Net cash provided by (used in) financing activities	1,504	(897)	1,028	1,190	(4,563)	(1,738)

Effect of currency on cash	—	—	—	(28)	—	(28)
Total increase (decrease) in cash	1	66	(2)	210	—	275
Cash at the beginning of the period	—	26	7	235	—	268
Cash at the end of the period	$1	$92	$5	$445	$—	$543

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS DECEMBER 31, 2015

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash provided by (used in) operating activities	$(137)	$(195)	$(281)	$3,026	$(4)	$2,409

Investing activities
Capital expenditures for property, plant and equipment	—	(94)	(146)	(266)	—	(506)
Cash paid for acquisitions of businesses, net of cash acquired	—	—	(36)	(36)	—	(72)
Sales (purchases) of short-term investments - net	—	—	(2)	39	—	37
Investments in affiliates	(1,482)	—	(1,176)	(1,482)	4,140	—
Loans to affiliates	—	(889)	(39)	(10,608)	11,536	—
Repayments of loans from affiliates	—	342	359	7,493	(8,194)	—
Proceeds from the sales of businesses	—	—	—	1	—	1
Other - net	—	(50)	47	(32)	—	(35)
Net cash provided by (used in) investing activities	(1,482)	(691)	(993)	(4,891)	7,482	(575)

Financing activities
Proceeds from borrowings	—	408	—	17	—	425
Payments on borrowings	—	(724)	(301)	(2)	—	(1,027)
Proceeds from borrowings from affiliates	3,322	6,885	997	332	(11,536)	—
Payments on borrowings from affiliates	(48)	(6,467)	(1,282)	(397)	8,194	—
Capital contribution from affiliates	—	1,176	1,482	1,482	(4,140)	—
Other intercompany financing activities	—	(518)	378	140	—	—
Cash dividends paid	(1,026)	—	—	—	—	(1,026)
Cash dividends paid to affiliates	—	—	—	(4)	4	—
Exercise of employee stock options	52	—	—	—	—	52
Repurchase of shares	(682)	—	—	—	—	(682)
Employee taxes paid from shares withheld	—	(26)	(6)	(6)	—	(38)
Other - net	—	1	—	(10)	—	(9)
Net cash provided by (used in) financing activities	1,618	735	1,268	1,552	(7,478)	(2,305)

Effect of currency on cash	—	—	—	(42)	—	(42)
Total increase (decrease) in cash	(1)	(151)	(6)	(355)	—	(513)
Cash at the beginning of the period	1	177	13	590	—	781
Cash at the end of the period	$—	$26	$7	$235	$—	$268

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Amounts are in millions of dollars or shares unless indicated otherwise (per share data assume dilution).
COMPANY OVERVIEW
Eaton Corporation plc (Eaton or the Company) is a power management company with 2017 net sales of $20.4 billion. The Company provides energy-efficient solutions that help its customers effectively manage electrical, hydraulic and mechanical power more efficiently, safely and sustainably. Eaton has approximately 96,000 employees in 59 countries and sells products to customers in more than 175 countries.
Summary of Results of Operations
During 2017, the Company's results of operations returned to solid growth as global end markets expanded, particularly in the second half of 2017. During the year, the Company completed its multi-year restructuring program that reduced its cost structure, which expanded operating margins.
On July 31, 2017, Eaton sold a 50% interest in its heavy-duty and medium-duty commercial vehicle automated transmission business for $600 in cash to Cummins, Inc. The Company recognized a pre-tax gain of $1,077, of which $533 related to the pre-tax gain from the $600 proceeds from the sale and $544 related to the Company’s remaining 50% investment in the joint venture being remeasured to fair value. The after-tax gain was $843. Eaton accounts for its investment on the equity method of accounting.
The tax rate for 2017 includes a tax benefit of $62 related to the United States Tax Cuts and Jobs Act (“TCJA”), which was signed into law on December 22, 2017. The tax benefit of $62 related to the TCJA is comprised of a tax benefit of $79 for adjusting deferred tax assets and liabilities, offset by a tax expense of $17 for the taxation of unremitted earnings of non-U.S. subsidiaries owned directly or indirectly by U.S. subsidiaries of Eaton.
During 2016, the Company's results of operations were impacted by a decline in several of the Company's end markets. Further, the results of operations were negatively impacted by the strengthening in the value of the U.S. dollar. Despite the declining market conditions and unfavorable impact of currency translation, the Company generated solid operating margins and diluted net income per share.
During 2015, Eaton announced a multi-year restructuring initiative to reduce its cost structure and gain efficiencies in all business segments and at corporate in order to respond to declining market conditions. Restructuring charges in 2017, 2016 and 2015 were $116, $211 and $129, respectively. These charges were primarily comprised of severance costs. The initiative concluded at the end of 2017 and the projected annualized savings from these restructuring actions are expected to be $518, when fully realized in 2018.
Additional information related to acquisitions and divestitures of businesses, and restructuring activities is presented in Note 2, Note 3, and Note 4, respectively, of the Notes to the Consolidated Financial Statements.
A summary of Eaton’s Net sales, Net income attributable to Eaton ordinary shareholders, and Net income per share attributable to Eaton ordinary shareholders - diluted follows:

	2017	2016*	2015*
Net sales	$20,404	$19,747	$20,855
Net income attributable to Eaton ordinary shareholders	2,985	1,916	1,972
Net income per share attributable to Eaton ordinary shareholders - diluted	$6.68	$4.20	$4.22
* Years ended December 31, 2016 and 2015 amounts have been revised to reflect the change in inventory accounting method, as described in Notes 1 and 14 to the consolidated financial statements.

RESULTS OF OPERATIONS
Non-GAAP Financial Measures
The following discussion of Consolidated Financial Results and Business Segment Results of Operations includes certain non-GAAP financial measures. These financial measures include adjusted earnings, adjusted earnings per ordinary share, and operating profit before acquisition integration charges for each business segment as well as corporate, each of which differs from the most directly comparable measure calculated in accordance with generally accepted accounting principles (GAAP). A reconciliation of adjusted earnings and adjusted earnings per ordinary share to the most directly comparable GAAP measure is included in the table below. Operating profit before acquisition integration charges is reconciled in the discussion of the operating results of each business segment, and excludes acquisition integration expense related to integration of Ephesus Lighting, Inc. in 2017 and 2016, Oxalis Group Ltd. in 2016, and primarily Cooper Industries plc in 2015. Management believes that these financial measures are useful to investors because they exclude certain transactions, allowing investors to more easily compare Eaton’s financial performance period to period. Management uses this information in monitoring and evaluating the on-going performance of Eaton and each business segment. For additional information on acquisition integration charges, see Note 3 to the Consolidated Financial Statements.

Consolidated Financial Results

	2017	Change from 2016	2016*	Change from 2015	2015*
Net sales	$20,404	3%	$19,747	(5)%	$20,855
Gross profit	6,648	5%	6,338	(3)%	6,551
Percent of net sales	32.6%		32.1%		31.4%
Income before income taxes	3,368	59%	2,118	(1)%	2,133
Net income	2,986	56%	1,919	(3)%	1,974
Less net income for noncontrolling interests	(1)		(3)		(2)
Net income attributable to Eaton ordinary shareholders	2,985	56%	1,916	(3)%	1,972
Excluding acquisition integration charges, after-tax (Note 3)	2		3		31
Adjusted earnings	$2,987	56%	$1,919	(4)%	$2,003

Net income per share attributable to Eaton ordinary shareholders - diluted	$6.68	59%	$4.20	—%	$4.22
Excluding per share impact of acquisition integration charges, after-tax (Note 3)	—		0.01		0.07
Adjusted earnings per ordinary share	$6.68	59%	$4.21	(2)%	$4.29
* Year ended December 31, 2016 and 2015 amounts have been revised to reflect the change in inventory accounting method, as described in Notes 1 and 14 to the consolidated financial statements.
Net Sales
Net sales in 2017 increased by 3% compared to 2016 due to an increase of 3% in organic sales. The increase in organic sales in 2017 was primarily due to higher sales volumes in the Electrical Products, Hydraulics, and Vehicle business segments. Net sales in 2016 decreased by 5% compared to 2015 due to a decrease of 4% in organic sales and decrease of 1% from the impact of negative currency translation. The decrease in organic sales in 2016 was primarily due to weakening demand in several of the Company's end markets.
Gross Profit
Gross profit margin increased from 32.1% in 2016 to 32.6% in 2017. The increase in gross profit margin in 2017 was primarily due to higher sales volumes, savings from restructuring actions, and lower restructuring charges, partially offset by commodity inflation. Gross profit increased from 31.4% in 2015 to 32.1% in 2016. The increase in gross profit margin in 2016 was primarily due to savings from restructuring actions and other cost control measures, partially offset by lower sales volumes, unfavorable product mix, and higher restructuring charges.

Income Taxes
During 2017, an income tax expense of $382 was recognized (an effective tax rate of 11.3%) compared to income tax expense of $199 in 2016 (an effective tax rate of 9.4%). The 2017 effective tax rate includes tax expense of $234 on the gain from the sale of the business discussed in Note 2, and a tax benefit of $62 related to the TCJA. Excluding the gain and related tax impact on the sale of business, and the impact of the TCJA, the tax rate for 2017 was expense of 9.2%. The decrease from 9.4% for the full year 2016 compared to 9.2% for the full year 2017 was due to the resolution of tax contingencies in various tax jurisdictions and the excess tax benefits recognized for employee share-based payments pursuant to the adoption of ASU 2016-09 as discussed in Note 1. During 2016, an income tax expense of $199 was recognized (an effective tax rate of 9.4%) compared to income tax expense of $159 in 2015 (an effective tax rate of 7.5%). The 2016 effective tax rate increased from 2015 primarily due to greater levels of income earned in higher tax jurisdictions, partially offset by net decreases in worldwide tax liabilities.
Net Income
Net income attributable to Eaton ordinary shareholders of $2,985 in 2017 increased 56% compared to $1,916 in 2016. Net income in 2017 included $843 from the gain on the sale of the business discussed in Note 2, and $62 of income from the new U.S. tax bill discussed in Note 9. Excluding these items, the increase in 2017 was primarily due to higher sales volumes, savings from restructuring actions, and lower restructuring charges, partially offset by commodity inflation. Net income attributable to Eaton ordinary shareholders of $1,916 in 2016 decreased 3% compared to Net income attributable to Eaton ordinary shareholders of $1,972 in 2015. The decrease in 2016 was primarily due to lower sales volumes, unfavorable product mix, and higher restructuring charges, partially offset by savings from restructuring actions, other cost control measures, a decrease in pension and other post benefits expense, and income from several insurance matters during 2016.
Net income per ordinary share in 2017 included $1.89 from the gain on the sale of business discussed in Note 2 and $0.14 income from the new U.S. tax bill discussed in Note 9. Net income per ordinary share increased by 59% to $6.68 in 2017 compared to $4.20 in 2016. The increase was due to higher Net income attributable to Eaton ordinary shareholders and the Company's share repurchases in 2017. Net income per ordinary share was broadly flat at $4.20 in 2016 compared to $4.22 in 2015 primarily due to a decrease in Net Income attributable to Eaton ordinary shareholders offset by the impact of the Company's share repurchases in 2016.
Adjusted Earnings
Adjusted earnings of $2,987 in 2017 increased 56% compared to Adjusted earnings of $1,919 in 2016. The increase was due to higher Net income attributable to Eaton ordinary shareholders. Adjusted earnings of $1,919 in 2016 decreased 4% compared to 2015 Adjusted earnings of $2,003. The decrease was due to lower Net income attributable to Eaton ordinary shareholders and lower acquisition integration charges.
Adjusted earnings per ordinary share increased by 59% to $6.68 in 2017 compared to $4.21 in 2016. The increase in Adjusted earnings per ordinary share in 2017 was due to higher Adjusted earnings and the Company's share repurchases in 2017. Adjusted earnings per ordinary share of $4.21 in 2016 decreased 2% from $4.29 in 2015. The decrease in Adjusted earnings per ordinary share in 2016 was due to lower Adjusted earnings, partially offset by the impact of the Company's share repurchases in 2016.
Business Segment Results of Operations
The following is a discussion of Net sales, operating profit and operating profit margin by business segment, which includes a discussion of operating profit and operating profit margin before acquisition integration charges. For additional information related to acquisition integration charges see Note 3 to the Consolidated Financial Statements.

Electrical Products

	2017	Change from 2016	2016	Change from 2015	2015
Net sales	$7,193	3%	$6,957	—%	$6,976

Operating profit	$1,287	4%	$1,240	7%	$1,156
Operating margin	17.9%		17.8%		16.6%

Acquisition integration charges	$4		$3		$25

Before acquisition integration charges
Operating profit	$1,291	4%	$1,243	5%	$1,181
Operating margin	17.9%		17.9%		16.9%
Net sales increased 3% in 2017 compared to 2016 due to an increase of 3% in organic sales. Organic sales growth in 2017 was driven by growth in the Americas and Europe. Net sales were broadly flat in 2016 compared to 2015 due to an increase of 1% in organic sales, offset by a decrease of 1% from the impact of negative currency translation. By region, organic sales grew in 2016 in the Americas and Europe, while organic sales declined in Asia Pacific.
Operating margin increased from 17.8% in 2016 to 17.9% in 2017. The increase in operating margin in 2017 was primarily due to higher sales volumes, savings from restructuring actions, and lower restructuring charges, partially offset by commodity inflation and the impact from natural disasters in 2017. Operating margin increased from 16.6% in 2015 to 17.8% in 2016. The increase in operating margin in 2016 was primarily due to savings from restructuring actions, other cost control measures, and lower acquisition integration charges, partially offset by higher restructuring charges and unfavorable product mix.
Operating margin before acquisition integration charges was flat at 17.9% for 2016 and 2017. Operating margin before acquisition integration charges increased from 16.9% in 2015 to 17.9% in 2016. The increase in operating margin before acquisition integration charges in 2016 was primarily due to an increase in operating margin, partially offset by lower acquisition integration charges.
Electrical Systems and Services

	2017	Change from 2016	2016	Change from 2015	2015
Net sales	$5,666	—%	$5,662	(5)%	$5,931

Operating profit	$770	8%	$711	(8)%	$776
Operating margin	13.6%		12.6%		13.1%

Acquisition integration charges	$—		$1		$15

Before acquisition integration charges
Operating profit	$770	8%	$712	(10)%	$791
Operating margin	13.6%		12.6%		13.3%
Net sales were broadly flat in 2017 compared to 2016. Net sales decreased 5% in 2016 compared to 2015 due to a decrease of 3% in organic sales and a decrease of 2% from the impact of negative currency translation. The organic sales decline in 2016 was primarily due to weakness in oil and gas markets and large industrial projects, partially offset by growth in data centers and commercial construction markets.
Operating margin increased from 12.6% in 2016 to 13.6% in 2017. Operating margin increased in 2017 primarily due to savings from restructuring actions and lower restructuring charges, partially offset by commodity inflation. Operating margin decreased from 13.1% in 2015 to 12.6% in 2016. Operating margin decreased in 2016 primarily due to lower sales volumes, unfavorable product mix, and higher restructuring charges, partially offset by savings from restructuring actions and other cost control measures.

Operating margin before acquisition integration charges increased from 12.6% in 2016 to 13.6% in 2017. The increase in operating margin before acquisition integration charges was primarily due to an increase in operating margin. Operating margin before acquisition integration charges decreased from 13.3% in 2015 to 12.6% in 2016. The decrease in operating margin was primarily due to lower operating margins and lower acquisition integration charges.
Hydraulics

	2017	Change from 2016	2016	Change from 2015	2015
Net sales	$2,468	11%	$2,222	(10)%	$2,459

Operating profit	$288	45%	$198	(20)%	$246
Operating margin	11.7%		8.9%		10.0%

Acquisition integration charges	$—		$—		$2

Before acquisition integration charges
Operating profit	$288	45%	$198	(20)%	$248
Operating margin	11.7%		8.9%		10.1%
Net sales in 2017 increased 11% compared to 2016 due to an increase in organic sales of 12% and a decrease of 1% from the impact of negative currency translation. The increase in organic sales in 2017 was due to strength in global mobile equipment markets. Net sales in 2016 decreased 10% compared to 2015 due to a decrease in organic sales of 9% and a decrease of 1% from the impact of negative currency translation. The decrease in organic sales was due to weakness in both the mobile equipment and industrial markets.
Operating margin increased from 8.9% in 2016 to 11.7% in 2017. The increase in operating margin in 2017 was primarily due to higher sales volumes, lower restructuring charges, and savings from restructuring actions, partially offset by commodity inflation. Operating margin decreased from 10.0% in 2015 to 8.9% in 2016. The decrease in operating margin in 2016 was primarily due to lower sales volumes and higher restructuring costs, partially offset by savings from restructuring actions and other cost control measures.
Operating margin before acquisition integration charges decreased from 10.1% in 2015 to 8.9% in 2016. The decrease in operating margin before acquisition integration charges was primarily due to lower operating margins.
Aerospace

	2017	Change from 2016	2016	Change from 2015	2015
Net sales	$1,744	—%	$1,753	(3)%	$1,807

Operating profit	$332	(1)%	$335	8%	$310
Operating margin	19.0%		19.1%		17.2%
Net sales were broadly flat in 2017 compared to 2016. Net sales in 2016 decreased 3% compared to 2015 due to a decrease of 2% from the impact of negative currency translation and a decrease in organic sales of 1%. The decrease in organic sales during 2016 was primarily due to a decrease in military OEM markets and lower cost reimbursements on certain engineering programs, partially offset by growth in commercial markets.
Operating margin decreased from 19.1% in 2016 to 19.0% in 2017. The decrease was primarily due to higher program development spending, partially offset by savings from restructuring actions. Operating margin increased from 17.2% in 2015 to 19.1% in 2016. The increase was primarily due to savings from restructuring actions, other cost control measures, and reduced program development spending.

Vehicle

	2017	Change from 2016	2016	Change from 2015	2015
Net sales	$3,333	6%	$3,153	(14)%	$3,682

Operating profit	$537	13%	$474	(27)%	$645
Operating margin	16.1%		15.0%		17.5%
Net sales increased 6% in 2017 compared to 2016 due to an increase in organic sales of 5% and an increase of 2% from the impact of positive currency translation, partially offset by a decrease of 1% from the sale of the business discussed Note 2. The increase in organic sales in 2017 was primarily due to growth in North America. Net sales decreased 14% in 2016 compared to 2015 due to a decrease in organic sales of 13% and a decrease of 1% from the impact of negative currency translation. The decrease in organic sales in 2016 was primarily due to the lower North American Class 8 truck market.
Operating margin increased from 15.0% in 2016 to 16.1% in 2017. The increase in operating margin in 2017 was primarily due to higher sales volumes, lower restructuring costs, and savings from restructuring actions, partially offset by commodity inflation and unfavorable product mix. Operating margin decreased from 17.5% in 2015 to 15.0% in 2016. The decrease in operating margin in 2016 was primarily due to lower sales volume and unfavorable product mix, partially offset by savings from restructuring actions and other cost control measures.
Corporate Expense (Income)

	2017	Change from 2016	2016*	Change from 2015	2015*
Amortization of intangible assets	$388	(1)%	$392	(3)%	$406
Interest expense - net	246	6%	233	—%	232
Pension and other postretirement benefits expense	45	(25)%	60	(54)%	130
Gain on sale of a business	(1,077)	NM	—	NM	—
Other corporate expense - net	244	57%	155	(33)%	232
Total corporate expense (income)	$(154)	(118)%	$840	(16)%	$1,000
* Year ended December 31, 2016 and 2015 amounts have been revised to reflect the change in inventory accounting method, as described in Notes 1 and 14 to the consolidated financial statements.
Corporate results were income of $154 in 2017 compared to expense of $840 in 2016. The change in Total corporate expense (income) in 2017 was primarily due to the gain on the sale of the business discussed in Note 2, partially offset by an increase in other corporate expense. Total corporate expense decreased 16% in 2016 to $840 from $1,000 in 2015 primarily due to a decrease in pension and other postretirement benefits expense, and income from several insurance matters of $64 during the fourth quarter of 2016. The decrease in pension and other postretirement benefits expense resulted from a change to the spot rate approach for measuring service and interest costs, higher discount rates, and updated mortality tables.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Financial Condition and Liquidity
Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk. The Company maintains access to the commercial paper markets through a $2,000 commercial paper program. On November 17, 2017, Eaton refinanced a $500, four-year revolving credit facility with a $500, three-year revolving credit facility that will expire November 17, 2020 and also refinanced a $750, five-year revolving credit facility with a $750, five-year revolving credit facility that will expire November 17, 2022. Eaton also maintains a $750, five-year revolving credit facility that will expire October 14, 2021. These refinancings maintain long-term revolving credit facilities at a total of $2,000. The revolving credit facilities are used to support commercial paper borrowings and are fully and unconditionally guaranteed by Eaton and certain of its direct and indirect subsidiaries on an unsubordinated, unsecured basis. There were no borrowings outstanding under Eaton's revolving credit facilities at December 31, 2017 or 2016. The Company had available lines of credit of $741 from various banks primarily for the issuance of letters of credit, of which there was $297 outstanding at December 31, 2017. Over the course of a year, cash, short-term investments and short-term debt may fluctuate in order to manage global liquidity. Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business as well as scheduled payments of long-term debt.
On September 15, 2017, a subsidiary of Eaton issued senior notes (the Notes) with a face amount of $1,000. The Notes are comprised of two tranches of $700 and $300 which mature in 2027 and 2047, respectively, with interest payable semi-annually at a respective rate of 3.1% and 3.9%. The issuer received proceeds totaling $993 from the issuance, net of financing costs.
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
Sources and Uses of Cash
Operating Cash Flow
Net cash provided by operating activities was $2,666 in 2017, an increase of $96 compared to $2,570 in 2016. The increase was driven by higher net income, and lower working capital balances compared to 2016, partially offset by higher pension contributions, including $350 of voluntary contributions to Eaton's U.S. qualified pension plans.
Net cash provided by operating activities was $2,570 in 2016, an increase of $161 compared to $2,409 in 2015. The increase was driven by lower pension contributions and lower working capital balances compared to 2015.
Investing Cash Flow
Net cash used in investing activities was $217 in 2017, a decrease in the use of cash of $312 compared to $529 in 2016. The decrease in 2017 was primarily driven by proceeds of $600 from the sale of the business discussed in Note 2, partially offset by purchases of short-term investments of $298 in 2017 compared to $40 in 2016. Capital expenditures were $520 in 2017 compared to $497 in 2016. Eaton expects approximately $575 in capital expenditures in 2018.
Net cash used in investing activities was $529 in 2016, a decrease in the use of cash of $46 compared to $575 in 2015. The decrease in 2016 was primarily driven by no business acquisitions completed in 2016 and lower capital expenditures in 2016 compared to 2015, partially offset by purchases of short-term investments of $40 in 2016 compared to sales $37 in 2015. Capital expenditures were $497 in 2016 compared to $506 in 2015.

Financing Cash Flow
Net cash used in financing activities was $2,442 in 2017, an increase in the use of cash of $704 compared to $1,738 in 2016. The increase in the use of cash was primarily due to higher payments on borrowings of $1,554 in 2017 compared to $653 in 2016 and higher share repurchases of $850 in 2017 compared to $730 in 2016, partially offset by higher proceeds from borrowings of $1,000 in 2017 compared to $631 in 2016.
Net cash used in financing activities was $1,738 in 2016, a decrease in use of cash of $567 compared to $2,305 in 2015. The decrease in the use of cash was primarily due to lower payments on borrowings of $653 in 2016 compared to $1,027 in 2015 and higher proceeds from borrowings of $631 in 2016 compared to $425 in 2015, partially offset by higher share repurchases of $730 in 2016 compared to $682 in 2015.
Credit Ratings
Eaton's debt has been assigned the following credit ratings:

Credit Rating Agency (long- /short-term rating)	Rating	Outlook
Standard & Poor's	A-/A-2	Negative outlook
Moody's	Baa1/P-2	Stable outlook
Fitch	BBB+/F2	Stable outlook
Defined Benefits Plans
Pension Plans
During 2017, the fair value of plan assets in the Company’s employee pension plans increased $865 to $5,312 at December 31, 2017. The increase in plan assets was primarily due to better than expected return on plan assets, the Company's contributions to the pension plans, and the impact of positive currency translation. At December 31, 2017, the net unfunded position of $1,048 in pension liabilities consisted of $279 in the U.S. qualified pension plans, $925 in plans that have no minimum funding requirements, and $62 in all other plans that require minimum funding, partially offset by $218 in plans that are overfunded.
Funding requirements are a major consideration in making contributions to Eaton’s pension plans. With respect to the Company’s pension plans worldwide, the Company intends to contribute annually not less than the minimum required by applicable law and regulations. In 2017, $473 was contributed to the pension plans. The Company anticipates making $112 of contributions to certain pension plans during 2018. The funded status of the Company’s pension plans at the end of 2018, and future contributions, will depend primarily on the actual return on assets during the year and the discount rate used to calculate certain benefits at the end of the year. Depending on these factors, and the resulting funded status of the pension plans, the level of future contributions could be materially higher or lower than in 2017.
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
Goodwill impairment testing for 2017 was performed using a qualitative analysis, which is performed by assessing certain trends and factors that require significant judgment, including projected market outlook and growth rates, forecasted and actual sales and operating profit margins, discount rates, industry data, and other relevant qualitative factors. These trends and factors are compared to, and based on, the assumptions used in the most recent quantitative assessment. The results of these qualitative analyses did not indicate a need to perform a quantitative analysis.
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
Based on the qualitative analyses performed in 2017 and quantitative analysis performed in 2016, the fair values of Eaton's reporting units continue to substantially exceed their respective carrying amounts.
Indefinite Life Intangible Assets
Indefinite life intangible assets consist of certain trademarks. They are evaluated annually for impairment as of July 1 using either a quantitative or qualitative analysis to determine whether their fair values exceed their respective carrying amounts. Indefinite life intangible asset impairment testing for 2017 and 2016 was performed using a quantitative analysis. Determining the fair value of these assets requires significant judgment and the Company uses a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability.

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
For 2017 and 2016, the fair value of indefinite lived intangible assets exceeded the respective carrying value.
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
Management evaluates the realizability of deferred income tax assets for each jurisdiction in which it operates. If the Company experiences cumulative pretax income in a particular jurisdiction in a three-year period including the current and prior two years, management normally concludes that the deferred income tax assets will more likely than not be realizable and no valuation allowance is recognized, unless known or planned operating developments, or changes in tax laws, would lead management to conclude otherwise. However, if the Company experiences cumulative pretax losses in a particular jurisdiction in a three-year period including the current and prior two years, management then considers a series of factors in the determination of whether the deferred income tax assets can be realized. These factors include historical operating results, known or planned operating developments, the period of time over which certain temporary differences will reverse, consideration of the utilization of certain deferred income tax liabilities, tax law carryback capability in a particular country, prudent and feasible tax planning strategies, changes in tax laws, and estimates of future earnings and taxable income using the same assumptions as the Company’s goodwill and other impairment testing. After evaluation of these factors, if the deferred income tax assets are expected to be realized within the tax carryforward period allowed for that specific country, management would conclude that no valuation allowance would be required. To the extent that the deferred income tax assets exceed the amount that is expected to be realized within the tax carryforward period for a particular jurisdiction, management would establish a valuation allowance. For additional information about income taxes, see Note 9 to the Consolidated Financial Statements.
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
The discount rate for United States plans was determined by discounting the expected future benefit payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date and solving for the single rate that generated the same benefit obligation. Only corporate bonds with a rating of Aa or higher by either Moody’s or Standard & Poor's were included. Callable bonds that are not make-whole bonds and certain other non-comparable bonds were eliminated. Finally, a subset of bonds was selected by grouping the universe of bonds by duration and retaining 50% of the bonds that had the highest yields.

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
Key assumptions used to calculate pension and other postretirement benefits expense are adjusted at each year-end. A 1-percentage point change in the assumed rate of return on pension plan assets is estimated to have approximately a $46 effect on pension expense. Likewise, a 1-percentage point change in the discount rate is estimated to have approximately a $69 effect on pension expense. A 1-percentage point change in the assumed rate of return on other postretirement benefits assets is estimated to have approximately a $1 effect on other postretirement benefits expense. A 1-percentage point change in the discount rate is estimated to have approximately a $3 effect on expense for other postretirement benefits plans.
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
A number of factors affect the cost of environmental remediation, including the number of parties involved at a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing advancement of remediation technology. Taking these factors into account, Eaton has estimated the costs of remediation, which will be paid over a period of years. The Company accrues an amount on an undiscounted basis, consistent with the estimates of these costs, when it is probable that a liability has been incurred. At December 31, 2017 and 2016, $120 and $124, respectively, was accrued for these costs.
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
Eaton’s ability to access the commercial paper market, and the related cost of these borrowings, is based on the strength of its credit rating and overall market conditions. The Company has not experienced any material limitations in its ability to access these sources of liquidity. At December 31, 2017, Eaton had $2,000 of long-term revolving credit facilities with banks in support of its commercial paper program. It has no borrowings outstanding under these credit facilities.
Interest rate risk can be measured by calculating the short-term earnings impact that would result from adverse changes in interest rates. This exposure results from short-term debt, which includes commercial paper at a floating interest rate, long-term debt that has been swapped to floating rates, and money market investments that have not been swapped to fixed rates. Based upon the balances of investments and floating rate debt at year end 2017, a 100 basis-point increase in short-term interest rates would have increased the Company’s net, pretax interest expense by $30.

Eaton also measures interest rate risk by estimating the net amount by which the fair value of the Company’s financial liabilities would change as a result of movements in interest rates. Based on Eaton’s best estimate for a hypothetical, 100 basis point decrease in interest rates at December 31, 2017, the market value of the Company’s debt and interest rate swap portfolio, in aggregate, would increase by $537.
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

CONTRACTUAL OBLIGATIONS
A summary of contractual obligations as of December 31, 2017 follows:

	2018	2019 to 2020	2021 to 2022	Thereafter	Total
Long-term debt, including current portion(1)	$578	$581	$2,003	$4,549	$7,711
Interest expense related to long-term debt	284	497	453	1,965	3,199
Reduction of interest expense from interest rate swap agreements related to long-term debt	(19)	(14)	(12)	(46)	(91)
Operating leases	159	204	105	71	539
Purchase obligations	958	93	9	4	1,064
Other obligations	155	9	8	23	195
Total	$2,115	$1,370	$2,566	$6,566	$12,617

(1) Long-term debt excludes deferred gains and losses on derivatives related to debt, adjustments to fair market value, and premiums and discounts on long-term debentures.
Interest expense related to long-term debt is based on the fixed interest rate, or other applicable interest rate, related to the debt instrument. The reduction of interest expense due to interest rate swap agreements related to long-term debt is based on the difference in the fixed interest rate the Company receives from the swap, compared to the floating interest rate the Company pays on the swap. Purchase obligations are entered into with various vendors in the normal course of business. These amounts include commitments for purchases of raw materials, outstanding non-cancelable purchase orders, releases under blanket purchase orders, and commitments under ongoing service arrangements. Other long-term obligations principally include anticipated contributions of $112 to pension plans in 2018 and $45 of deferred compensation earned under various plans for which the participants have elected to receive disbursement at a later date.
The table above does not include future expected pension benefit payments or expected other postretirement benefits payments. Information related to the amounts of these future payments is described in Note 7 to the Consolidated Financial Statements. The table above also excludes the liability for unrecognized income tax benefits, since the Company cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities. At December 31, 2017, the gross liability for unrecognized income tax benefits totaled $735 and interest and penalties were $80.

FORWARD-LOOKING STATEMENTS
This Annual Report to Shareholders contains forward-looking statements concerning litigation and regulatory developments, expected pension or other post-retirement benefit payments, and rates of return and expected future liquidity. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to Eaton, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside Eaton’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for the Company’s business segments; unanticipated downturns in business relationships with customers or their purchases from us; the availability of credit to customers and suppliers; competitive pressures on sales and pricing; unanticipated changes in the cost of material and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; strikes or other labor unrest; the impact of acquisitions and divestitures; unanticipated difficulties integrating acquisitions; new laws and governmental regulations; interest rate changes; tax rate changes or exposure to additional income tax liability; stock market and currency fluctuations; war, natural disasters, civil or political unrest or terrorism; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.

QUARTERLY DATA (unaudited)

	Quarter ended in 2017				Quarter ended in 2016
(In millions except for per share data)	Dec. 31	Sept. 30*	June 30*	Mar. 31*	Dec. 31*	Sept. 30*	June 30*	Mar. 31*
Net sales	$5,213	$5,211	$5,132	$4,848	$4,867	$4,987	$5,080	$4,813
Gross profit	1,678	1,745	1,684	1,541	1,548	1,613	1,658	1,519
Percent of net sales	32.2%	33.5%	32.8%	31.8%	31.8%	32.3%	32.6%	31.6%
Income before income taxes	635	1,694	572	467	559	570	550	439
Net income	634	1,401	517	434	508	520	490	401
Less net (income) loss for noncontrolling interests	—	—	(1)	—	(4)	1	(1)	1
Net income attributable to Eaton ordinary shareholders	$634	$1,401	$516	$434	$504	$521	$489	$402

Net income per share attributable to Eaton ordinary shareholders
Diluted	$1.43	$3.14	$1.15	$0.96	$1.12	$1.14	$1.07	$0.87
Basic	1.44	3.16	1.16	0.97	1.12	1.15	1.07	0.88

Cash dividends declared per ordinary share	$0.60	$0.60	$0.60	$0.60	$0.57	$0.57	$0.57	$0.57

Market price per ordinary share
High	$82.34	$81.63	$79.31	$74.63	$70.00	$68.20	$63.98	$63.99
Low	74.90	69.82	73.42	66.60	59.07	58.28	54.30	46.19

Earnings per share for the four quarters in a year may not equal full year earnings per share.

Acquisition integration charges included in Income before income taxes are as follows:

	Quarter ended in 2017				Quarter ended in 2016
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Acquisition integration charges	$1	$1	$1	$1	$1	$1	$1	$1
*Certain amounts have been adjusted to reflect the retrospective application of the Company's change in inventory accounting method, as described in Notes 1 and 14 to the consolidated financial statements.

FIVE-YEAR CONSOLIDATED FINANCIAL SUMMARY (unaudited)

(In millions except for per share data)	2017	2016*	2015*	2014*	2013*
Net sales	$20,404	$19,747	$20,855	$22,552	$22,046
Income before income taxes	3,368	2,118	2,133	1,762	1,870
Net income	2,986	1,919	1,974	1,804	1,864
Less net income for noncontrolling interests	(1)	(3)	(2)	(10)	(12)
Net income attributable to Eaton ordinary shareholders	$2,985	$1,916	$1,972	$1,794	$1,852

Net income per share attributable to Eaton ordinary shareholders
Diluted	$6.68	$4.20	$4.22	$3.76	$3.88
Basic	6.71	4.21	4.23	3.78	3.91

Weighted-average number of ordinary shares outstanding
Diluted	447.0	456.5	467.1	476.8	476.7
Basic	444.5	455.0	465.5	474.1	473.5

Cash dividends declared per ordinary share	$2.40	$2.28	$2.20	$1.96	$1.68

Total assets	$32,623	$30,476	$31,059	$33,557	$35,511
Long-term debt	7,167	6,711	7,746	7,982	8,920
Total debt	7,751	8,277	8,414	8,992	9,500
Eaton shareholders' equity	17,253	14,954	15,249	15,856	16,860
Eaton shareholders' equity per ordinary share	$39.22	$33.28	$33.24	$33.89	$35.49
Ordinary shares outstanding	439.9	449.4	458.8	467.9	475.1
*Certain amounts for the years 2013 through 2016 have been adjusted to reflect the retrospective application of the Company's change in inventory accounting method, as described in Notes 1 and 14 to the consolidated financial statements.