Form 10-Q
period 2018-03-31
Eaton Corp plc
filed 2018-05-01
CIK 1551182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 437.3 million Ordinary Shares outstanding as of March 31, 2018.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended March 31
(In millions except for per share data)	2018	2017
Net sales	$5,251	$4,848

Cost of products sold	3,573	3,307
Selling and administrative expense	889	876
Research and development expense	156	143
Interest expense - net	70	61
Other income - net	(2)	(6)
Income before income taxes	565	467
Income tax expense	78	33
Net income	487	434
Less net loss for noncontrolling interests	1	—
Net income attributable to Eaton ordinary shareholders	$488	$434

Net income per share attributable to Eaton ordinary shareholders
Diluted	$1.10	$0.96
Basic	1.11	0.97

Weighted-average number of ordinary shares outstanding
Diluted	441.7	451.0
Basic	438.8	448.8

Cash dividends declared per ordinary share	$0.66	$0.60

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended March 31
(In millions)	2018	2017
Net income	$487	$434
Less net loss for noncontrolling interests	1	—
Net income attributable to Eaton ordinary shareholders	488	434

Other comprehensive income, net of tax
Currency translation and related hedging instruments	257	228
Pensions and other postretirement benefits	26	33
Cash flow hedges	13	2
Other comprehensive income attributable to Eaton ordinary shareholders	296	263

Total comprehensive income attributable to Eaton ordinary shareholders	$784	$697

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	March 31, 2018	December 31, 2017
Assets
Current assets
Cash	$317	$561
Short-term investments	510	534
Accounts receivable - net	4,005	3,943
Inventory	2,745	2,620
Prepaid expenses and other current assets	552	679
Total current assets	8,129	8,337

Property, plant and equipment
Land and buildings	2,531	2,491
Machinery and equipment	6,135	6,014
Gross property, plant and equipment	8,666	8,505
Accumulated depreciation	(5,123)	(5,003)
Net property, plant and equipment	3,543	3,502

Other noncurrent assets
Goodwill	13,698	13,568
Other intangible assets	5,206	5,265
Deferred income taxes	356	253
Other assets	1,736	1,698
Total assets	$32,668	$32,623

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$185	$6
Current portion of long-term debt	847	578
Accounts payable	2,203	2,166
Accrued compensation	300	453
Other current liabilities	1,861	1,872
Total current liabilities	5,396	5,075

Noncurrent liabilities
Long-term debt	6,845	7,167
Pension liabilities	1,225	1,226
Other postretirement benefits liabilities	359	362
Deferred income taxes	557	538
Other noncurrent liabilities	985	965
Total noncurrent liabilities	9,971	10,258

Shareholders’ equity
Eaton shareholders’ equity	17,263	17,253
Noncontrolling interests	38	37
Total equity	17,301	17,290
Total liabilities and equity	$32,668	$32,623
The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31
(In millions)	2018	2017
Operating activities
Net income	$487	$434
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	230	225
Deferred income taxes	(12)	(37)
Pension and other postretirement benefits expense	43	51
Contributions to pension plans	(40)	(128)
Contributions to other postretirement benefits plans	(5)	(6)
Changes in working capital	(459)	(166)
Other - net	95	90
Net cash provided by operating activities	339	463

Investing activities
Capital expenditures for property, plant and equipment	(131)	(116)
Sales (purchases) of short-term investments - net	31	(93)
Other - net	(37)	(20)
Net cash used in investing activities	(137)	(229)

Financing activities
Proceeds from borrowings	179	194
Payments on borrowings	(33)	(254)
Cash dividends paid	(284)	(263)
Exercise of employee stock options	19	38
Repurchase of shares	(300)	(255)
Employee taxes paid from shares withheld	(23)	(20)
Other - net	(1)	(3)
Net cash used in financing activities	(443)	(563)

Effect of currency on cash	(3)	8
Total decrease in cash	(244)	(321)
Cash at the beginning of the period	561	543
Cash at the end of the period	$317	$222

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
This Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in Eaton’s 2017 Form 10-K. The interim period results are not necessarily indicative of the results to be expected for the full year. Management has evaluated subsequent events through the date this Form 10-Q was filed with the Securities and Exchange Commission.
During the first quarter of 2018, Eaton re-segmented certain reportable operating segments due to a reorganization of the Company's businesses. The new reportable business segment is eMobility (which includes certain legacy Electrical Products and Vehicle product lines). For the reportable segments that were re-segmented, previously reported segment financial information has been updated for 2016 and 2017. See Note 13 for additional information related to these segments.
Certain prior year amounts have been reclassified to conform to the current year presentation.
Revenue Recognition
Sales are recognized when control of promised goods or services are transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Control is transferred when the customer has the ability to direct the use of and obtain benefits from the goods or services. The majority of the Company’s sales agreements contain performance obligations satisfied at a point in time when control is transferred to the customer. Sales recognized over time are generally accounted for using an input measure to determine progress completed at the end of the period. Sales for service contracts generally are recognized as the services are provided. For agreements with multiple performance obligations, judgment is required to determine whether performance obligations specified in these agreements are distinct and should be accounted for as separate revenue transactions for recognition purposes. In these types of agreements, we generally allocate sales price to each distinct obligation based on the price of each item sold in separate transactions.
Payment terms vary by the type and location of the customer and the products or services offered. Generally, the time between when revenue is recognized and payment is due is not significant. Eaton does not evaluate whether the selling price includes a financing interest component for contracts that are less than a year. Sales, value add, and other taxes collected concurrent with revenue are excluded from sales. Shipping and handling costs are treated as fulfillment costs and are included in Cost of products sold.
Eaton records reductions to sales for returns, and customer and distributor incentives, primarily comprised of rebates, at the time of the initial sale. Rebates are estimated based on sales terms, historical experience, trend analysis, and projected market conditions in the various markets served. The rebate programs offered vary across businesses due to the numerous markets Eaton serves, but the most common incentives relate to amounts paid or credited to customers for achieving defined volume levels. Returns are estimated at the time of the sale primarily based on historical experience and recorded gross on the Consolidated Balance Sheet. See Note 3 for additional information.
Adoption of New Accounting Standards
Eaton adopted Accounting Standard Update 2014-09, Revenue from Contracts with Customers, at the start of the first quarter of 2018 using the modified retrospective approach and recorded a cumulative effect adjustment to retained earnings based on the current terms and conditions for open contracts as of January 1, 2018. The adoption of the standard did not have a material impact on the Company’s Consolidated financial statements. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Consolidated Balance Sheet	Balance at December 31, 2017	Adjustments due to ASU 2014-09	Balance at January 1, 2018
Assets
Accounts receivable - net	$3,943	$(99)	$3,844
Prepaid expenses and other current assets	679	129	808
Deferred income taxes	253	1	254

Liabilities and shareholders' equity
Other current liabilities	$1,872	$33	$1,905
Eaton shareholders' equity	17,253	(2)	17,251
Eaton adopted Accounting Standards Update 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16), at the start of the first quarter of 2018. This accounting standard requires companies to recognize the income tax effects of intercompany sales and transfers of assets other than inventory in the period in which the transfer occurs. The previous accounting standard required companies to defer the income tax effects of intercompany transfers of assets by recording a prepaid tax, until such assets were sold to an outside party or otherwise recognized. ASU 2016-16 requires companies to write off any income tax amounts that had been deferred as prepaid taxes from past intercompany transactions, and record deferred tax balances for amounts that have not been recognized, through a cumulative-effect adjustment to retained earnings. Upon adoption, the Company recorded a cumulative-effect adjustment of $199 to reduce retained earnings.
Eaton adopted Accounting Standards Update 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07), at the start of the first quarter of 2018. The new standard requires companies to present service costs consistent with other employee compensation costs on the income statement and separate from all other elements of pension costs. The retrospective adoption of this standard resulted in a reduction in selling and administrative expense with a corresponding decrease in Other income - net of $1 and $9 for the three months ended March 31, 2018 and 2017, respectively.
Recently Issued Accounting Pronouncement
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

Note 2.	ACQUISITION INTEGRATION CHARGES
Eaton incurs integration charges related to acquired businesses. A summary of these charges follows:

	Three months ended March 31
	2018	2017
Electrical Products	$—	$1
Total acquisition integration charges before income taxes	—	1
Income taxes	—	—
Total after income taxes	$—	$1
Per ordinary share - diluted	$—	$—
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

Note 3.	REVENUE RECOGNITION
Sales are recognized when obligations under the terms of the contract are satisfied and control of promised goods or services have transferred to our customers. Sales are measured at the amount of consideration the Company expects to be paid in exchange for these products or services.
The majority of the Company’s sales agreements contain performance obligations satisfied at a point in time when title and risk and rewards of ownership have transferred to the customer. Sales recognized over time are less than 5% of Eaton’s Consolidated Net Sales. Sales recognized over time are generally accounted for using an input measure to determine progress completed at the end of the period. Sales for service contracts generally are recognized as the services are provided. For agreements with multiple performance obligations, judgment is required to determine whether performance obligations specified in these agreements are distinct and should be accounted for as separate revenue transactions for recognition purposes. In these types of agreements, we generally allocate sales price to each distinct obligation based on the price of each item sold in separate transactions.
Due to the nature of the work required to be performed for obligations recognized over time, Eaton estimates total costs by contract. The estimate of total costs are subject to judgment. Estimated amounts are included in the recognized sales price to the extent it is not probable that a significant reversal of cumulative sales will occur. Additionally, contracts can be modified to account for changes in contract specifications, requirements or sale price. The effect of a contract modification on the sales price or adjustments to the measure of completion under the input method are recognized as adjustments to revenue on a cumulative catch-up basis.
Payment terms vary by the type and location of the customer and the products or services offered. Generally, the time between when revenue is recognized and when payment is due is not significant. Eaton does not evaluate whether the selling price includes a financing interest component for contracts that are less than a year. Sales, value add, and other taxes collected concurrent with revenue are excluded from sales. Shipping and handling costs are treated as fulfillment costs and are included in Cost of products sold.
Eaton records reductions to sales for returns, and customer and distributor incentives, primarily comprised of rebates, at the time of the initial sale. Rebates are estimated based on sales terms, historical experience, trend analysis, and projected market conditions in the various markets served. The rebate programs offered vary across businesses due to the numerous markets Eaton serves, but the most common incentives relate to amounts paid or credited to customers for achieving defined volume levels. Returns are estimated at the time of the sale primarily based on historical experience and are recorded gross on the Condensed Consolidated Balance Sheet.
Sales commissions are expensed when the amortization period is less than a year and are generally not capitalized as they are typically earned at the completion of the contract when the customer is invoiced or when the customer pays Eaton.
Sales of products and services varies by segment and are discussed in Note 15 of Eaton’s 2017 Form 10-K and in Note 13.

In the Electrical Products segment, sales contracts are primarily for electrical components, industrial components, residential products, single phase power quality, emergency lighting, fire detection, wiring devices, structural support systems, circuit protection, and lighting products. These sales contracts are primarily based on a customer’s purchase order followed by our order acknowledgement, and may also include a master supply or distributor agreement. In this segment, performance obligations are generally satisfied at a point in time either when we ship the product from our facility, or when it arrives at the customer’s facility.
In the Electrical Systems and Services segment, sales contracts are primarily for power distribution and assemblies, three phase power quality, hazardous duty electrical equipment, intrinsically safe explosion-proof instrumentation, utility power distribution, power reliability equipment, and services. The majority of the sales contracts in this segment contain performance obligations satisfied at a point in time either when we ship the product from our facility, or when it arrives at the customer’s facility; however, certain power distribution and power quality services are recognized over time.
Many of the products and services in power distribution and power quality services meet the definition of continuous transfer of control to customers and are recognized over time. These products are engineered to a customer’s design specifications, have no alternative use to Eaton, and are controlled by the customer as evidenced by the customer’s contractual ownership of the work in process or our right to payment for work performed to date plus a reasonable margin. As control is transferring over time, sales are recognized based on the extent of progress towards completion of the obligation. Eaton generally uses an input method to determine the progress completed and sales are recorded proportionally as costs are incurred. Incurred cost represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer.
In the Hydraulics segment, sales contracts are primarily for hydraulic components and systems for industrial and mobile equipment. These sales contracts are primarily based on a customer’s purchase order. In this segment, performance obligations are generally satisfied at a point in time when we ship the product from our facility.
In the Aerospace segment, sales contracts are primarily for aerospace fuel, hydraulics, and pneumatic systems for commercial and military use. These sales contracts are primarily based on a customer’s purchase order, and frequently covered by terms and conditions included in a long-term agreement. In this segment, performance obligations are generally satisfied at a point in time either when we ship the product from our facility, or when it arrives at the customer’s facility. Our military contracts are primarily fixed-price contracts that are not subject to performance-based payments or progress payments from the customer.
In the Vehicle segment, sales contracts are primarily for drivetrains, powertrain systems and critical components that reduce emissions and improve fuel economy, stability, performance, and safety of cars, light trucks and commercial vehicles. These sales contracts are primarily based on a customer’s purchase order or a blanket purchase order subject to firm releases, frequently covered by terms and conditions included in a master supply agreement. In this segment, performance obligations are generally satisfied at a point in time either when we ship the product from our facility, or when it arrives at the customer’s facility.
In the eMobility segment, sales contracts are primarily for electronic and mechanical components and systems that improves the power management and performance of both on-road and off-road vehicles. These sales contracts are primarily based on a customer’s purchase order. In this segment, performance obligations are generally satisfied at a point in time either when we ship the product from our facility, or when it arrives at the customer’s facility.
In limited circumstances, primarily in the Electrical and Vehicle segments, Eaton sells separately-priced warranties that extend the warranty coverage beyond the standard coverage offered on specific products. Sales for these separately-priced warranties are recorded based on their stand-alone selling price and are recognized as revenue over the length of the warranty period.

The Company’s six operating segments and the following tables disaggregate sales by lines of businesses, geographic destination, market channel or end market.

Net sales	United States	Rest of world	Total
Electrical Products	$960	$772	$1,732
Electrical Systems and Services	894	487	1,381
Hydraulics	297	413	710

	Original Equipment Manufacturers	Aftermarket, Distribution and End User
Aerospace	$264	$194	458

	Commercial	Passenger and Light Duty
Vehicle	$430	$463	893

eMobility			77

Total			$5,251
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (revenue recognized exceeds amount billed to the customer), and deferred revenue (advance payments and billings in excess of revenue recognized). Accounts receivables from customers were $3,520 and $3,399 at March 31, 2018 and December 31, 2017, respectively. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. These assets and liabilities are reported on the Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Unbilled receivables were $129 and $117 at March 31, 2018 and January 1, 2018, respectively, and are recorded in Prepaid expenses and other current assets. The increase in the unbilled receivables was primarily due to revenue recognized and not yet billed, partially offset by billings to customers during the quarter.
Changes in the deferred revenue liabilities are as follows:

Deferred Revenue
Balance at January 1, 2018	$227
Customer deposits and billings	232
Revenue recognized in the period	(209)
Translation	1
Balance at March 31, 2018	$251
A significant portion of open orders placed with Eaton are by original equipment manufacturers or distributors. These open orders are not considered firm as they have been historically subject to releases by customers. In measuring backlog of unsatisfied or partially satisfied obligations, only the amount of orders to which customers are firmly committed are included. Using this criterion, total backlog at March 31, 2018 was approximately $5.2 billion. Eaton expects to recognize approximately 88% of this backlog in the next twelve months and the rest thereafter.

Impact of new accounting standard
In accordance with the new revenue accounting requirements, the impact of the adoption on the financial statement line items within the accompanying financial statements was as follows:

	Three months ended March 31, 2018
Consolidated Statements of Income	As Reported	Adjustment	Balances without Adoption of ASC 606
Net sales	$5,251	$(7)	$5,244
Cost of products sold	3,573	(4)	3,569
Income before income taxes	565	(3)	562
Income tax expense	78	(1)	77
Net income	487	(2)	485
Net income attributable to Eaton ordinary shareholders	$488	$(2)	$486

	March 31, 2018
Condensed Consolidated Balance Sheets	As Reported	Adjustment	Balances without Adoption of ASC 606
Assets
Accounts receivable - net	$4,005	$107	$4,112
Inventory	2,745	3	2,748
Prepaid expenses and other current assets	552	(139)	413
Deferred income taxes	356	(1)	355

Liabilities
Other current liabilities	$1,861	$(30)	$1,831

Note 4.	RESTRUCTURING CHARGES
During 2015, Eaton announced its commitment to undertake actions to reduce its cost structure in all business segments and at corporate. The multi-year initiative concluded at the end of 2017.
A summary of liabilities related to workforce reductions, plant closings and other associated costs announced as part of this program follows:

	Workforce reductions	Plant closings and other	Total
Balance at December 31, 2016	$113	$1	$114
Liability recognized	57	59	116
Payments	(102)	(39)	(141)
Other adjustments	(1)	(16)	(17)
Balance at December 31, 2017	67	5	72
Payments	(13)	(3)	(16)
Other adjustments	(8)	—	(8)
Balance at March 31, 2018	$46	$2	$48

Note 5.	GOODWILL
Change in the carrying amount of goodwill by segment follows:

	December 31, 2017	Translation	March 31, 2018
Electrical Products	$6,678	$77	$6,755
Electrical Systems and Services	4,311	42	4,353
Hydraulics	1,257	5	1,262
Aerospace	947	4	951
Vehicle	294	1	295
eMobility	81	1	82
Total	$13,568	$130	$13,698

Eaton re-segmented certain reportable operating segments due to a reorganization of the Company's businesses. The new reportable business segment is eMobility (which includes certain legacy Electrical Products and Vehicle product lines). The Company used the relative fair value method to reallocate goodwill to the associated reporting units.

Note 6.    RETIREMENT BENEFITS PLANS
The components of retirement benefits expense follow:

	United States pension benefit expense		Non-United States pension benefit expense		Other postretirement benefits expense
	Three months ended March 31
	2018	2017	2018	2017	2018	2017
Service cost	$25	$24	$16	$17	$1	$1
Interest cost	30	31	14	13	3	3
Expected return on plan assets	(63)	(61)	(27)	(23)	(1)	(1)
Amortization	24	20	10	13	(3)	(3)
	16	14	13	20	—	—
Settlements	14	17	—	—	—	—
Total expense	$30	$31	$13	$20	$—	$—

The components of retirement benefits expense other than service costs are included in Other income - net.

Note 7.	LEGAL CONTINGENCIES
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
In December 2011, Pepsi-Cola Metropolitan Bottling Company, Inc. (“Pepsi”) filed an action against (a) Cooper Industries, LLC, Cooper Industries, Ltd., Cooper Holdings, Ltd., Cooper US, Inc., and Cooper Industries plc (collectively, “Cooper”), (b) M&F Worldwide Corp., Mafco Worldwide Corp., Mafco Consolidated Group LLC, and PCT International Holdings, Inc. (collectively, “Mafco”), and (c) the Pneumo Abex Asbestos Claims Settlement Trust (the “Trust”) in Texas state court. Pepsi alleged that it was harmed by a 2011 settlement agreement (“2011 Settlement”) among Cooper, Mafco, and Pneumo Abex, LLC (“Pneumo,” which prior to the 2011 Settlement was a Mafco subsidiary), which settlement resolved litigation that Pneumo had previously brought against Cooper involving, among other things, a guaranty related to Pneumo’s friction products business. In November 2015, after a Texas court ruled that Pepsi's claims should be heard in arbitration, Pepsi filed a demand for arbitration against Cooper, Mafco, the Trust, and Pneumo. Pepsi subsequently dropped claims against all parties except Cooper. An arbitration under the auspices of the American Arbitration Association commenced in October 2017. Pepsi’s experts have opined, among other things, that the value contributed to the Trust for a release of the guaranty was approximately $440 below reasonably equivalent value, and that an inability of Pneumo to satisfy future liabilities may result in plaintiffs suing Pepsi under various theories. Cooper submitted various expert reports and, among other things, Cooper’s experts have opined that Pepsi has no basis to seek any damages and that Cooper paid reasonably equivalent value for the release of its indemnity obligations under the guaranty. The arbitration proceedings closed in December 2017. The parties are awaiting the issuance of a decision. The Company believes that the claims of Pepsi are without merit, and that the ultimate resolution of this matter will not have a material impact on the Company’s consolidated financial statements.

Note 8.	INCOME TAXES

The effective income tax rate for the first quarter of 2018 was expense of 13.8% compared to expense of 7.0% for the first quarter of 2017. The increase in the effective tax rate in the first quarter of 2018 was due to the impact of the U.S. Tax Cuts and Jobs Act (“TCJA”) and the impact of realization of a foreign deferred tax asset in the first quarter of 2017.

The TCJA was enacted on December 22, 2017 and the Company recorded provisional tax amounts in the fourth quarter of 2017 for the remeasurement of deferred tax balances, including valuation allowances related to the realization of deferred tax assets, and the one-time transition tax. The Company continues to analyze aspects of the TCJA, including potential impact to the provisional amounts recorded for the remeasurement of deferred tax balances and related valuation allowances, and the one-time transition tax. The Company did not record any adjustments to the 2017 provisional tax amounts in the first quarter of 2018.

Note 9. EQUITY
During the first quarter of 2018 and 2017, 3.7 million and 3.6 million ordinary shares, respectively, were repurchased under the 2016 Program in the open market at a total cost of $300 and $255, respectively.
The changes in Shareholders’ equity follow:

	Eaton shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2017	$17,253	$37	$17,290
Cumulative-effect adjustment upon adoption of ASU 2014-09	(2)	—	(2)
Cumulative-effect adjustment upon adoption of ASU 2016-16	(199)	—	(199)
Net income (loss)	488	(1)	487
Other comprehensive income	296	—	296
Cash dividends paid and accrued	(290)	—	(290)
Issuance of shares under equity-based compensation plans - net	17	—	17
Repurchase of shares	(300)	—	(300)
Changes in noncontrolling interest - net	—	2	2
Balance at March 31, 2018	$17,263	$38	$17,301
The changes in Accumulated other comprehensive loss follow:

	Currency translation and related hedging instruments	Pensions and other postretirement benefits	Cash flow hedges	Total
Balance at December 31, 2017	$(2,255)	$(1,139)	$(10)	$(3,404)
Other comprehensive (loss) income before reclassifications	257	(12)	10	255
Amounts reclassified from Accumulated other comprehensive loss (income)	—	38	3	41
Net current-period Other comprehensive income (loss)	257	26	13	296
Balance at March 31, 2018	$(1,998)	$(1,113)	$3	$(3,108)
The reclassifications out of Accumulated other comprehensive loss follow:

	Three months ended March 31, 2018		Consolidated statements of income classification
Amortization of defined benefit pensions and other postretirement benefits items
Actuarial loss and prior service cost	$(45)	[1]
Tax benefit	7
Total, net of tax	(38)

Gains and (losses) on cash flow hedges
Currency exchange contracts	(4)		Cost of products sold
Tax benefit	1
Total, net of tax	(3)

Total reclassifications for the period	$(41)
1 These components of Accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 6 for additional information about pension and other postretirement benefits items.

Net Income Per Share Attributable to Eaton Ordinary Shareholders
A summary of the calculation of net income per share attributable to Eaton ordinary shareholders follows:

	Three months ended March 31
(Shares in millions)	2018	2017
Net income attributable to Eaton ordinary shareholders	$488	$434

Weighted-average number of ordinary shares outstanding - diluted	441.7	451.0
Less dilutive effect of equity-based compensation	2.9	2.2
Weighted-average number of ordinary shares outstanding - basic	438.8	448.8

Net income per share attributable to Eaton ordinary shareholders
Diluted	$1.10	$0.96
Basic	1.11	0.97
For the first quarter of 2018 and 2017, 0.1 million and 1.2 million stock options, respectively, were excluded from the calculation of diluted net income per share attributable to Eaton ordinary shareholders because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive.

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
A summary of financial instruments recognized at fair value, and the fair value measurements used, follows:

	Total	Level 1	Level 2	Level 3
March 31, 2018
Cash	$317	$317	$—	$—
Short-term investments	510	510	—	—
Net derivative contracts	(13)	—	(13)	—

December 31, 2017
Cash	$561	$561	$—	$—
Short-term investments	534	534	—	—
Net derivative contracts	36	—	36	—
Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities. No financial instruments were measured using unobservable inputs.
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $7,692 and fair value of $7,790 at March 31, 2018 compared to $7,745 and $8,048, respectively, at December 31, 2017. The fair value of Eaton's debt instruments were estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities, and are considered a Level 2 fair value measurement.

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

The gain or loss from a derivative financial instrument designated as a hedge that is effective is classified in the same line of the Consolidated Statements of Income as the offsetting loss or gain on the hedged item. The change in fair value of a derivative financial instrument that is not effective as a hedge is immediately recognized in income. The cash flows resulting from these financial instruments are classified in operating activities on the Condensed Consolidated Statements of Cash Flows.
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
Eaton uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against foreign currency exposure (net investment hedges). Foreign currency denominated debt designated as non-derivative net investment hedging instruments on an after-tax basis was $94 at March 31, 2018 and $88 at December 31, 2017, and designated on a pre-tax basis was $670 at March 31, 2018 and $652 at December 31, 2017.

Derivative Financial Statement Impacts
The fair value of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets follows:

	Notional amount	Other current assets	Other noncurrent assets	Other current liabilities	Other noncurrent liabilities	Type of hedge	Term
March 31, 2018
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$2,965	$—	$21	$2	$37	Fair value	2 months to 17 years
Currency exchange contracts	990	9	13	15	1	Cash flow	1 to 36 months
Total		$9	$34	$17	$38

Derivatives not designated as hedges
Currency exchange contracts	$3,543	$19		$20			1 to 12 months
Commodity contracts	17	—		—			1 to 12 months
Total		$19		$20

December 31, 2017
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$2,965	$1	$41	$—	$17	Fair value	6 months to 17 years
Currency exchange contracts	924	7	7	22	2	Cash flow	1 to 36 months
Total		$8	$48	$22	$19

Derivatives not designated as hedges
Currency exchange contracts	$3,719	$39		$19			1 to 12 months
Commodity contracts	13	1		—			1 to 12 months
Total		$40		$19
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

The impact of derivative instruments to the Consolidated Statement of Income and Comprehensive Income follow:

	Gain (loss) recognized in other comprehensive (loss) income		Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	Three months ended March 31			Three months ended March 31
	2018	2017		2018	2017
Derivatives designated as cash flow hedges
Currency exchange contracts	$13	$(1)	Cost of products sold	$(4)	$(4)
Total	$13	$(1)		$(4)	$(4)

Amounts recognized in net income follow:

	Three months ended March 31
	2018	2017
Derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps	$(43)	$(11)
Related long-term debt converted to floating interest rates by interest rate swaps	43	11
	$—	$—
Gains and losses described above were recognized in Interest expense - net.

Note 12.	INVENTORY
Inventory is carried at lower of cost or net realizable value. The components of inventory follow:

	March 31, 2018	December 31, 2017
Raw materials	$1,019	$953
Work-in-process	523	471
Finished goods	1,203	1,196
Total inventory	$2,745	$2,620

Note 13.	BUSINESS SEGMENT INFORMATION
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance.
During the first quarter of 2018, Eaton re-segmented certain reportable operating segments due to a reorganization of the Company's businesses. The new reportable business segment is eMobility (which includes certain legacy Electrical Products and Vehicle product lines).
The eMobility segment designs, manufactures, markets, and supplies electrical and electronic components and systems that improve the power management and performance of both on-road and off-road vehicles. Products include high voltage inverters, converters, fuses, onboard chargers, circuit protection units, vehicle controls, power distribution, fuel tank isolation valves, and commercial vehicle hybrid systems. The principal markets for the eMobility segment are original equipment manufacturers and aftermarket customers of passenger cars, commercial vehicles, and construction, agriculture, and mining equipment.
Eaton’s operating segments are Electrical Products, Electrical Systems and Services, Hydraulics, Aerospace, Vehicle, and eMobility. Operating profit includes the operating profit from intersegment sales. For additional information regarding Eaton’s business segments, see Note 15 to the Consolidated Financial Statements contained in the 2017 Form 10-K.

	Three months ended March 31
	2018	2017
Net sales
Electrical Products	$1,732	$1,651
Electrical Systems and Services	1,381	1,333
Hydraulics	710	587
Aerospace	458	428
Vehicle	893	786
eMobility	77	63
Total net sales	$5,251	$4,848

Segment operating profit
Electrical Products	$307	$286
Electrical Systems and Services	167	155
Hydraulics	90	60
Aerospace	89	79
Vehicle	132	108
eMobility	11	11
Total segment operating profit	796	699

Corporate
Amortization of intangible assets	(98)	(94)
Interest expense - net	(70)	(61)
Pension and other postretirement benefits expense	(2)	(11)
Other corporate expense - net	(61)	(66)
Income before income taxes	565	467
Income tax expense	78	33
Net income	487	434
Less net loss for noncontrolling interests	1	—
Net income attributable to Eaton ordinary shareholders	$488	$434

New Business Segments - Results of Operations
For the reportable segments that were re-segmented, previously reported segment financial information has been updated for all periods reported in 2016 and 2017. The re-segmentation did not impact previously reported consolidated results of operations.
Electrical Products

	Year ended December 31, 2017	Quarter ended in 2017				Year ended December 31, 2016	Quarter ended in 2016
		Dec. 31	Sept. 30	June 30	Mar. 31		Dec. 31	Sept. 30	June 30	Mar. 31
Net sales	$6,917	$1,750	$1,785	$1,731	$1,651	$6,703	$1,665	$1,705	$1,717	$1,616

Operating profit	$1,233	$318	$330	$299	$286	$1,186	$305	$317	$304	$260
Operating margin	17.8%	18.2%	18.5%	17.3%	17.3%	17.7%	18.3%	18.6%	17.7%	16.1%

Acquisition integration charges	$4	$1	$1	$1	$1	$3	$1	$1	$1	$—

Before acquisition integration charges
Operating profit	$1,237	$319	$331	$300	$287	$1,189	$306	$318	$305	$260
Operating margin	17.9%	18.2%	18.5%	17.3%	17.4%	17.7%	18.4%	18.7%	17.8%	16.1%
Vehicle

	Year ended December 31, 2017	Quarter ended in 2017				Year ended December 31, 2016	Quarter ended in 2016
		Dec. 31	Sept. 30	June 30	Mar. 31		Dec. 31	Sept. 30	June 30	Mar. 31
Net sales	$3,326	$837	$858	$845	$786	$3,141	$739	$784	$825	$793

Operating profit	$541	$142	$150	$141	$108	$471	$97	$122	$135	$117
Operating margin	16.3%	17.0%	17.5%	16.7%	13.7%	15.0%	13.1%	15.6%	16.4%	14.8%
eMobility

	Year ended December 31, 2017	Quarter ended in 2017				Year ended December 31, 2016	Quarter ended in 2016
		Dec. 31	Sept. 30	June 30	Mar. 31		Dec. 31	Sept. 30	June 30	Mar. 31
Net sales	$283	$73	$75	$72	$63	$266	$63	$64	$73	$66

Operating profit	$50	$10	$16	$13	$11	$57	$11	$14	$20	$12
Operating margin	17.7%	13.7%	21.3%	18.1%	17.5%	21.4%	17.5%	21.9%	27.4%	18.2%

Note 14.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
The Registered Senior Notes issued by Eaton Corporation are registered under the Securities Act of 1933. Eaton and certain of Eaton's 100% owned direct and indirect subsidiaries (the Guarantors) fully and unconditionally guaranteed (subject, in the case of the Guarantors, other than Eaton, to customary release provisions as described below), on a joint and several basis, the Registered Senior Notes. The following condensed consolidating financial statements are included so that separate financial statements of Eaton, Eaton Corporation and each of the Guarantors are not required to be filed with the Securities and Exchange Commission. The consolidating adjustments primarily relate to eliminations of investments in subsidiaries and intercompany balances and transactions. The condensed consolidating financial statements present investments in subsidiaries using the equity method of accounting. See Note 6 of Eaton's 2017 Form 10-K for additional information related to the Registered Senior Notes.
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
During 2018 and 2017, the Company undertook certain steps to restructure ownership of various subsidiaries. The transactions were entirely among wholly-owned subsidiaries under the common control of Eaton. This restructuring has been reflected as of the beginning of the earliest period presented below.

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2018
	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$1,689	$1,700	$3,191	$(1,329)	$5,251

Cost of products sold	—	1,352	1,236	2,310	(1,325)	3,573
Selling and administrative expense	3	341	178	367	—	889
Research and development expense	—	39	41	76	—	156
Interest expense (income) - net	—	68	4	(1)	(1)	70
Other expense (income) - net	18	5	(9)	(16)	—	(2)
Equity in loss (earnings) of subsidiaries, net of tax	(514)	(178)	(829)	(659)	2,180	—
Intercompany expense (income) - net	5	(21)	486	(470)	—	—
Income (loss) before income taxes	488	83	593	1,584	(2,183)	565
Income tax expense (benefit)	—	(6)	(14)	99	(1)	78
Net income (loss)	488	89	607	1,485	(2,182)	487
Less net loss (income) for noncontrolling interests	—	—	—	1	—	1
Net income (loss) attributable to Eaton ordinary shareholders	$488	$89	$607	$1,486	$(2,182)	$488

Other comprehensive income (loss)	$296	$38	$296	$613	$(947)	$296
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$784	$127	$903	$2,099	$(3,129)	$784

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2017
	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$1,572	$1,656	$2,930	$(1,310)	$4,848

Cost of products sold	—	1,251	1,228	2,140	(1,312)	3,307
Selling and administrative expense	32	317	199	328	—	876
Research and development expense	—	54	49	40	—	143
Interest expense (income) - net	—	62	5	(5)	(1)	61
Other expense (income) - net	7	10	1	(24)	—	(6)
Equity in loss (earnings) of subsidiaries, net of tax	(583)	169	(790)	(658)	1,862	—
Intercompany expense (income) - net	110	(30)	338	(418)	—	—
Income (loss) before income taxes	434	(261)	626	1,527	(1,859)	467
Income tax expense (benefit)	—	(3)	16	18	2	33
Net income (loss)	434	(258)	610	1,509	(1,861)	434
Less net loss (income) for noncontrolling interests	—	—	—	(1)	1	—
Net income (loss) attributable to Eaton ordinary shareholders	$434	$(258)	$610	$1,508	$(1,860)	$434

Other comprehensive income (loss)	$263	$63	$262	$516	$(841)	$263
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$697	$(195)	$872	$2,024	$(2,701)	$697

CONDENSED CONSOLIDATING BALANCE SHEETS MARCH 31, 2018

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Assets
Current assets
Cash	$—	$10	$6	$301	$—	$317
Short-term investments	—	—	—	510	—	510
Accounts receivable - net	—	453	1,407	2,145	—	4,005
Intercompany accounts receivable	3	1,607	1,724	2,952	(6,286)	—
Inventory	—	517	766	1,549	(87)	2,745
Prepaid expenses and other current assets	—	108	97	317	30	552
Total current assets	3	2,695	4,000	7,774	(6,343)	8,129

Property, plant and equipment - net	—	841	698	2,004	—	3,543

Other noncurrent assets
Goodwill	—	1,317	6,705	5,676	—	13,698
Other intangible assets	—	135	3,168	1,903	—	5,206
Deferred income taxes	—	360	3	298	(305)	356
Investment in subsidiaries	15,651	9,742	54,848	23,602	(103,843)	—
Intercompany loans receivable	3,122	3,235	5,313	64,992	(76,662)	—
Other assets	—	741	166	829	—	1,736
Total assets	$18,776	$19,066	$74,901	$107,078	$(187,153)	$32,668

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$—	$90	$—	$95	$—	$185
Current portion of long-term debt	—	844	2	1	—	847
Accounts payable	—	504	392	1,307	—	2,203
Intercompany accounts payable	6	1,388	3,243	1,649	(6,286)	—
Accrued compensation	—	46	31	223	—	300
Other current liabilities	8	492	311	1,050	—	1,861
Total current liabilities	14	3,364	3,979	4,325	(6,286)	5,396

Noncurrent liabilities
Long-term debt	—	5,841	995	9	—	6,845
Pension liabilities	—	333	88	804	—	1,225
Other postretirement benefits liabilities	—	191	95	73	—	359
Deferred income taxes	—	—	605	257	(305)	557
Intercompany loans payable	1,499	3,955	70,262	946	(76,662)	—
Other noncurrent liabilities	—	330	270	385	—	985
Total noncurrent liabilities	1,499	10,650	72,315	2,474	(76,967)	9,971

Shareholders’ equity
Eaton shareholders' equity	17,263	5,052	(1,393)	100,241	(103,900)	17,263
Noncontrolling interests	—	—	—	38	—	38
Total equity	17,263	5,052	(1,393)	100,279	(103,900)	17,301
Total liabilities and equity	$18,776	$19,066	$74,901	$107,078	$(187,153)	$32,668

CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2017

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Assets
Current assets
Cash	$—	$183	$18	$360	$—	$561
Short-term investments	—	—	—	534	—	534
Accounts receivable - net	—	482	1,376	2,085	—	3,943
Intercompany accounts receivable	8	2,865	5,155	2,716	(10,744)	—
Inventory	—	473	737	1,493	(83)	2,620
Prepaid expenses and other current assets	—	229	145	277	28	679
Total current assets	8	4,232	7,431	7,465	(10,799)	8,337

Property, plant and equipment - net	—	859	702	1,941	—	3,502

Other noncurrent assets
Goodwill	—	1,316	6,705	5,547	—	13,568
Other intangible assets	—	138	3,206	1,921	—	5,265
Deferred income taxes	—	356	6	215	(324)	253
Investment in subsidiaries	15,045	9,503	75,379	39,848	(139,775)	—
Intercompany loans receivable	3,122	7,105	2,909	61,427	(74,563)	—
Other assets	—	748	166	784	—	1,698
Total assets	$18,175	$24,257	$96,504	$119,148	$(225,461)	$32,623

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$—	$—	$—	$6	$—	$6
Current portion of long-term debt	—	542	35	1	—	578
Accounts payable	—	549	330	1,287	—	2,166
Intercompany accounts payable	4	4,917	4,418	1,405	(10,744)	—
Accrued compensation	—	128	65	260	—	453
Other current liabilities	1	566	317	989	(1)	1,872
Total current liabilities	5	6,702	5,165	3,948	(10,745)	5,075

Noncurrent liabilities
Long-term debt	—	6,180	976	9	2	7,167
Pension liabilities	—	341	89	796	—	1,226
Other postretirement benefits liabilities	—	192	96	74	—	362
Deferred income taxes	—	—	607	255	(324)	538
Intercompany loans payable	917	3,808	68,685	1,153	(74,563)	—
Other noncurrent liabilities	—	314	273	378	—	965
Total noncurrent liabilities	917	10,835	70,726	2,665	(74,885)	10,258

Shareholders’ equity
Eaton shareholders' equity	17,253	6,720	20,613	112,498	(139,831)	17,253
Noncontrolling interests	—	—	—	37	—	37
Total equity	17,253	6,720	20,613	112,535	(139,831)	17,290
Total liabilities and equity	$18,175	$24,257	$96,504	$119,148	$(225,461)	$32,623

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2018

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash provided by (used in) operating activities	$2	$(66)	$82	$321	$—	$339

Investing activities
Capital expenditures for property, plant and equipment	—	(23)	(24)	(84)	—	(131)
Sales (purchases) of short-term investments - net	—	—	—	31	—	31
Investments in affiliates	—	(36)	—	—	36	—
Loans to affiliates	—	—	(486)	(1,177)	1,663	—
Repayments of loans from affiliates	—	16	886	1,299	(2,201)	—
Other - net	—	(15)	(4)	(18)	—	(37)
Net cash provided by (used in) investing activities	—	(58)	372	51	(502)	(137)

Financing activities
Proceeds from borrowings	—	90	—	89	—	179
Payments on borrowings	—	—	(33)	—	—	(33)
Proceeds from borrowings from affiliates	585	1,050	28	—	(1,663)	—
Payments on borrowings from affiliates	(22)	(1,409)	(16)	(754)	2,201	—
Capital contributions from affiliates	—	—	—	36	(36)	—
Other intercompany financing activities	—	237	(441)	204	—	—
Cash dividends paid	(284)	—	—	—	—	(284)
Exercise of employee stock options	19	—	—	—	—	19
Repurchase of shares	(300)	—	—	—	—	(300)
Employee taxes paid from shares withheld	—	(16)	(4)	(3)	—	(23)
Other - net	—	(1)	—	—	—	(1)
Net cash provided by (used in) financing activities	(2)	(49)	(466)	(428)	502	(443)

Effect of currency on cash	—	—	—	(3)	—	(3)
Total increase (decrease) in cash	—	(173)	(12)	(59)	—	(244)
Cash at the beginning of the period	—	183	18	360	—	561
Cash at the end of the period	$—	$10	$6	$301	$—	$317

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2017

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash provided by (used in) operating activities	$611	$430	$733	$196	$(1,507)	$463

Investing activities
Capital expenditures for property, plant and equipment	—	(20)	(26)	(70)	—	(116)
Sales (purchases) of short-term investments - net	—	—	—	(93)	—	(93)
Investments in affiliates	—	(1)	—	—	1	—
Loans to affiliates	—	(6)	(87)	(2,348)	2,441	—
Repayments of loans from affiliates	—	19	55	2,195	(2,269)	—
Other - net	—	(11)	2	(11)	—	(20)
Net cash provided by (used in) investing activities	—	(19)	(56)	(327)	173	(229)

Financing activities
Proceeds from borrowings	—	194	—	—	—	194
Payments on borrowings	—	(250)	—	(4)	—	(254)
Proceeds from borrowings from affiliates	668	1,107	662	4	(2,441)	—
Payments on borrowings from affiliates	(800)	(1,435)	(17)	(17)	2,269	—
Capital contributions from affiliates	—	—	—	1	(1)	—
Other intercompany financing activities	—	(63)	(519)	582	—	—
Cash dividends paid	(263)	—	—	—	—	(263)
Cash dividends paid to affiliates	—	—	(800)	(707)	1,507	—
Exercise of employee stock options	38	—	—	—	—	38
Repurchase of shares	(255)	—	—	—	—	(255)
Employee taxes paid from shares withheld	—	(13)	(4)	(3)	—	(20)
Other - net	—	—	(1)	(2)	—	(3)
Net cash provided by (used in) financing activities	(612)	(460)	(679)	(146)	1,334	(563)

Effect of currency on cash	—	—	—	8	—	8
Total increase (decrease) in cash	(1)	(49)	(2)	(269)	—	(321)
Cash at the beginning of the period	1	92	12	438	—	543
Cash at the end of the period	$—	$43	$10	$169	$—	$222

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Summary of Results of Operations
A summary of Eaton’s Net sales, Net income attributable to Eaton ordinary shareholders, and Net income per share attributable to Eaton ordinary shareholders - diluted follows:

	Three months ended March 31
	2018	2017
Net sales	$5,251	$4,848
Net income attributable to Eaton ordinary shareholders	488	434
Net income per share attributable to Eaton ordinary shareholders - diluted	$1.10	$0.96

During the first quarter of 2018, Eaton re-segmented certain reportable operating segments due to a reorganization of the Company's businesses. The new reportable business segment is eMobility (which includes certain legacy Electrical Products and Vehicle product lines). For those reportable segments that were re-segmented, previously reported segment financial information has been updated for 2017. For additional information regarding the re-segmentation, see Note 13 to the Condensed Consolidated Financial Statements. The re-segmentation did not impact previously reported consolidated results of operations. For additional information regarding Eaton’s business segments, see Note 15 to the Consolidated Financial Statements contained in the 2017 Form 10-K.

RESULTS OF OPERATIONS
Non-GAAP Financial Measures
The following discussion of Consolidated Financial Results and Business Segment Results of Operations includes certain non-GAAP financial measures. These financial measures include adjusted earnings, adjusted earnings per ordinary share, and operating profit before acquisition integration charges for each business segment as well as corporate, each of which differs from the most directly comparable measure calculated in accordance with generally accepted accounting principles (GAAP). A reconciliation of adjusted earnings and adjusted earnings per ordinary share to the most directly comparable GAAP measure is included in the table below. Operating profit before acquisition integration charges is reconciled in the discussion of the operating results of each business segment, and excludes acquisition integration expense related to integration of Ephesus Lighting, Inc. in 2017. Management believes that these financial measures are useful to investors because they exclude certain transactions, allowing investors to more easily compare Eaton’s financial performance period to period. Management uses this information in monitoring and evaluating the on-going performance of Eaton and each business segment. For additional information on acquisition integration charges, see Note 2 to the Condensed Consolidated Financial Statements.

Consolidated Financial Results

	Three months ended March 31		Increase (decrease)
	2018	2017
Net sales	$5,251	$4,848	8%
Gross profit	1,678	1,541	9%
Percent of net sales	32.0%	31.8%
Income before income taxes	565	467	21%
Net income	487	434	12%
Less net loss for noncontrolling interests	1	—
Net income attributable to Eaton ordinary shareholders	488	434	12%
Excluding acquisition integration charges, after-tax (Note 2)	—	1
Adjusted earnings	$488	$435	12%

Net income per share attributable to Eaton ordinary shareholders - diluted	$1.10	$0.96	15%
Excluding per share impact of acquisition integration charges, after-tax (Note 2)	—	—
Adjusted earnings per ordinary share	$1.10	$0.96	15%
Net Sales
Net sales increased 8% in the first quarter of 2018 compared to the first quarter of 2017 due to an increase of 6% in organic sales and an increase of 3% from the impact of positive currency translation, partially offset by a decrease of 1% from the sale of a business and a stake in a joint venture in the second half of 2017. The increase in organic sales in the first quarter of 2018 was primarily due to higher sales volumes in all business segments.
Gross Profit
Gross profit margin increased from 31.8% in the first quarter of 2017 to 32.0% in the first quarter of 2018. The increase in gross profit margin was primarily due to higher sales volumes and savings from restructuring actions.
Income Taxes
The effective income tax rate for the first quarter of 2018 was expense of 13.8% compared to expense of 7.0% for the first quarter of 2017. The increase in the effective tax rate in the first quarter of 2018 was due to the impact of the U.S. Tax Cuts and Jobs Act (“TCJA”) and the impact of realization of a foreign deferred tax asset in the first quarter of 2017.
Net Income
Net income attributable to Eaton ordinary shareholders of $488 in the first quarter of 2018 increased 12% compared to Net income attributable to Eaton ordinary shareholders of $434 in the first quarter of 2017. The increase in the first quarter of 2018 was primarily due to higher sales volumes and savings from restructuring actions, partially offset by a higher tax rate.
Net income per ordinary share increased to $1.10 in the first quarter of 2018 compared to $0.96 in the first quarter of 2017. The increase in the Net income per ordinary share in the first quarter of 2018 was due to higher Net income attributable to Eaton ordinary shareholders and the Company's share repurchases over the past year.
Adjusted Earnings
Adjusted earnings of $488 in the first quarter of 2018 increased 12% compared to Adjusted earnings of $435 in the first quarter of 2017. The increase in Adjusted earnings in the first quarter of 2018 was primarily due to higher Net income attributable to Eaton ordinary shareholders.
Adjusted earnings per ordinary share increased to $1.10 in the first quarter of 2018 compared to $0.96 in the first quarter of 2017. The increase in Adjusted earnings per ordinary share in the first quarter of 2018 was due to higher Adjusted earnings and the impact of the Company's share repurchases over the past year.

Business Segment Results of Operations
The following is a discussion of Net sales, operating profit and operating margin by business segment, which includes a discussion of operating profit and operating profit margin before acquisition integration charges. For additional information related to acquisition integration charges, see Note 2 to the Condensed Consolidated Financial Statements.
Electrical Products

	Three months ended March 31		Increase (decrease)
	2018	2017
Net sales	$1,732	$1,651	5%

Operating profit	$307	$286	7%
Operating margin	17.7%	17.3%

Acquisition integration charges	$—	$1

Before acquisition integration charges
Operating profit	$307	$287	7%
Operating margin	17.7%	17.4%
Net sales increased 5% in the first quarter of 2018 compared to the first quarter of 2017 due to an increase of 4% from the impact of positive currency translation and an increase of 1% in organic sales. The increase in organic sales in the first quarter of 2018 was primarily driven by growth in products going into industrial applications, partially offset by weakness in North American lighting sales.
The operating margin increased from 17.3% in the first quarter of 2017 to 17.7% in the first quarter of 2018 primarily due to higher sales volumes and savings from restructuring actions.
The operating margin before acquisition integration charges increased from 17.4% in the first quarter of 2017 to 17.7% in the first quarter of 2018 primarily due to an increase in the operating margin.
Electrical Systems and Services

	Three months ended March 31		Increase (decrease)
	2018	2017
Net sales	$1,381	$1,333	4%

Operating profit	$167	$155	8%
Operating margin	12.1%	11.6%
Net sales increased 4% in the first quarter of 2018 compared to the first quarter of 2017 due to an increase of 2% in organic sales and an increase of 2% from the impact of positive currency translation, partially offset by a decrease of 1% from a sale of a stake in a joint venture in the fourth quarter of 2017. The increase in organic sales in the first quarter of 2018 was primarily due to strength in large industrial projects in the United States, oil and gas markets, and services in North America.
The operating margin increased from 11.6% in the first quarter of 2017 to 12.1% in the first quarter of 2018 primarily due to higher sales volumes and savings from restructuring actions.

Hydraulics

	Three months ended March 31		Increase (decrease)
	2018	2017
Net sales	$710	$587	21%

Operating profit	$90	$60	50%
Operating margin	12.7%	10.2%
Net sales increased 21% in the first quarter of 2018 compared to the first quarter of 2017 due to an increase of 16% in organic sales and an increase of 5% from the impact of positive currency translation. The increase in organic sales in the first quarter of 2018 was due to strength in global mobile OEM markets and in distribution channels.
The operating margin increased from 10.2% in the first quarter of 2017 to 12.7% in the first quarter of 2018 primarily due to higher sales volumes, partially offset by investments in growth initiatives.
Aerospace

	Three months ended March 31		Increase (decrease)
	2018	2017
Net sales	$458	$428	7%

Operating profit	$89	$79	13%
Operating margin	19.4%	18.5%
Net sales increased 7% in the first quarter of 2018 compared to the first quarter of 2017 due to an increase of 6% in organic sales and an increase of 1% from the impact of positive currency translation. The increase in organic sales in the first quarter of 2018 was primarily due to higher sales to the aftermarket and the military OEM market.
The operating margin increased from 18.5% in the first quarter of 2017 to 19.4% in first quarter of 2018 primarily due to higher sales volumes and favorable product mix due to growth in the aftermarket.
Vehicle

	Three months ended March 31		Increase (decrease)
	2018	2017
Net sales	$893	$786	14%

Operating profit	$132	$108	22%
Operating margin	14.8%	13.7%
Net sales increased 14% in the first quarter of 2018 compared to the first quarter of 2017 due to an increase of 13% in organic sales and an increase of 3% from the impact of positive currency translation, partially offset by a decrease of 2% from the sale of a business in the third quarter of 2017. The increase in organic sales in the first quarter of 2018 was driven by growth in the Americas and Asia Pacific regions, with particular strength in the North American Class 8 truck market.
The operating margin increased from 13.7% in the first quarter of 2017 to 14.8% in the first quarter of 2018 primarily due to higher sales volumes, partially offset by higher restructuring costs.

eMobility

	Three months ended March 31		Increase (decrease)
	2018	2017
Net sales	$77	$63	22%

Operating profit	$11	$11	—%
Operating margin	14.3%	17.5%
Net sales increased 22% in the first quarter of 2018 compared to the first quarter of 2017 due to an increase of 19% in organic sales and an increase of 3% from the impact of positive currency translation. The increase in organic sales in the first quarter of 2018 was due to strength in North America.
The operating margin decreased from 17.5% in the first quarter of 2017 to 14.3% in the first quarter of 2018 primarily due to increased research and development costs.
Corporate Expense

	Three months ended March 31		Increase (decrease)
	2018	2017
Amortization of intangible assets	$98	$94	4%
Interest expense - net	70	61	15%
Pension and other postretirement benefits expense	2	11	(82)%
Other corporate expense - net	61	66	(8)%
Total corporate expense	$231	$232	—%
Total corporate expense was $231 in the first quarter of 2018 compared to corporate expense of $232 in the first quarter of 2017. The change in Total corporate expense for the first quarter of 2018 was primarily due to a decrease in Pension and other postretirement benefits expense as a result of favorable returns on plan assets during 2017 and the Company's contributions to the pension plans, offset by higher interest expense.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Financial Condition and Liquidity
Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk. The Company maintains access to the commercial paper markets through a $2,000 commercial paper program, which is supported by credit facilities in the aggregate principal amount of $2,000. There were no borrowings outstanding under these revolving credit facilities at March 31, 2018. Over the course of a year, cash, short-term investments and short-term debt may fluctuate in order to manage global liquidity. Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business as well as scheduled payments of long-term debt.
Eaton was in compliance with each of its debt covenants for all periods presented.
Sources and Uses of Cash
Operating Cash Flow
Net cash provided by operating activities was $339 in the first three months of 2018, a decrease of $124 in the source of cash compared to $463 in the first three months of 2017. The decrease in net cash provided by operating activities in the first three months of 2018 was driven by higher working capital balances compared to 2017, partially offset by lower pension contributions and higher net income.

Investing Cash Flow
Net cash used in investing activities was $137 in the first three months of 2018, a decrease in the use of cash of $92 compared to $229 in the first three months of 2017. The decrease in the use of cash was primarily driven by net sales of short-term investments of $31 in 2018 compared to net purchases of $93 in 2017.
Financing Cash Flow
Net cash used in financing activities was $443 in the first three months of 2018, a decrease of $120 in the use of cash compared to $563 in the first three months of 2017. The decrease in the use of cash was primarily due to a decrease of $221 in payments on borrowings which totaled $33 in 2018 and $254 in 2017. This was partially offset by an increase of $45 in share repurchases during the first three months of 2018 compared to the first three months of 2017.

FORWARD-LOOKING STATEMENTS
This Form 10-Q Report contains forward-looking statements concerning legal contingencies, among other matters. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to Eaton, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside Eaton’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for the Company’s business segments; unanticipated downturns in business relationships with customers or their purchases from us; the potential effects on our businesses from natural disasters; the availability of credit to customers and suppliers; competitive pressures on sales and pricing; unanticipated changes in the cost of material and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; strikes or other labor unrest; the impact of acquisitions and divestitures; unanticipated difficulties integrating acquisitions; new laws and governmental regulations; interest rate changes; tax rate changes or exposure to additional income tax liability; stock market and currency fluctuations; war, civil or political unrest or terrorism; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in exposures to market risk since December 31, 2017.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures - Pursuant to SEC Rule 13a-15, an evaluation was performed under the supervision and with the participation of Eaton’s management, including Craig Arnold - Principal Executive Officer; and Richard H. Fearon - Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, management concluded that Eaton’s disclosure controls and procedures were effective as of March 31, 2018.
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
During the first quarter of 2018, there was no change in Eaton’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
Information regarding the Company's current legal proceedings is presented in Note 7 of the Notes to the Condensed Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS.
“Item 1A. Risk Factors” in Eaton's 2017 Form 10-K includes a discussion of the Company's risk factors. There have been no material changes from the risk factors described in the 2017 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c) Issuer's Purchases of Equity Securities
During the first quarter of 2018, 3.7 million ordinary shares were repurchased in the open market at a total cost of $300 million. These shares were repurchased under the program approved by the Board on February 24, 2016. A summary of the shares repurchased in the first quarter of 2018 follows:

Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
January	—	$—	—	$1,002
February	2,962,790	$82.59	2,962,790	$757
March	689,406	$80.11	689,406	$702
Total	3,652,196	$82.12	3,652,196

ITEM 5.	OTHER INFORMATION.

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

During the first quarter, certain of our wholly-owned non-U.S. subsidiaries sold various electrical products to customers in Iran. We received total revenue of approximately 877,115 Euros and realized net profits of approximately 336,919 Euros from the sales (approximately $1,082,055 and $415,640 in whole U.S. dollars, respectively). One or more of our non-U.S. subsidiaries intend to continue doing business in Iran under General License H in compliance with U.S. economic sanctions and export control laws, though the Company has no assets or employees in Iran.

ITEM 6.	EXHIBITS.
Eaton Corporation plc
First Quarter 2018 Report on Form 10-Q

3 (i)	Certificate of Incorporation — Incorporated by reference to the Form S-8 filed November 30, 2012

3 (ii)	Amended and Restated Memorandum and Articles of Incorporation — Incorporated by reference to the Form 8-K filed on May 1, 2017

4.1
Indenture dated as of November 20, 2012, among Turlock Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of Eaton Corporation plc's Form 8-K Current Report filed on November 26, 2012 (Commission File No. 333-182303))

4.2
Supplemental Indenture No. 1, dated as of November 30, 2012, among Eaton Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of the registrant's Form S-4 filed on September 6, 2013)

4.3
Supplemental Indenture No. 2, dated as of January 8, 2013, among Eaton Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference Exhibit 4.3 of the registrant's Form S-4 filed on September 6, 2013)

4.4
Supplemental Indenture No. 3, dated as of December 20, 2013, among Eaton Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference Exhibit 4.4 of the registrant's Form 10-K filed on February 28, 2018)

4.5
Supplemental Indenture No. 4, dated as of December 20, 2017 and effective as of January 1, 2018, among Eaton Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference Exhibit 4.5 of the registrant's Form 10-K filed on February 28, 2018)

4.6
Supplemental Indenture No. 5, dated as of February 16, 2018, among Eaton Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference Exhibit 4.6 of the registrant's Form 10-K filed on February 28, 2018)

4.7
Pursuant to Regulation S-K Item 601(b)(4), Eaton agrees to furnish to the SEC, upon request, a copy of the instruments defining the rights of holders of its long-term debt other than those set forth in Exhibits (4.1 - 4.6) hereto

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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the three months ended March 31, 2018 and 2017, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017, (iii) Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 and (v) Notes to Condensed Consolidated Financial Statements for the three months ended March 31, 2018.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON CORPORATION plc
Registrant

Date:	May 1, 2018	By:	/s/ Richard H. Fearon
Richard H. Fearon
Principal Financial Officer
(On behalf of the registrant and as Principal Financial Officer)