Form 10-Q
period 2018-06-30
Eaton Corp plc
filed 2018-07-31
CIK 1551182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 433.3 million Ordinary Shares outstanding as of June 30, 2018.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended June 30		Six months ended June 30
(In millions except for per share data)	2018	2017	2018	2017
Net sales	$5,487	$5,132	$10,738	$9,980

Cost of products sold	3,671	3,448	7,244	6,755
Selling and administrative expense	901	891	1,790	1,767
Research and development expense	145	150	301	293
Interest expense - net	68	60	138	121
Other expense - net	8	11	6	5
Income before income taxes	694	572	1,259	1,039
Income tax expense	83	55	161	88
Net income	611	517	1,098	951
Less net income for noncontrolling interests	(1)	(1)	—	(1)
Net income attributable to Eaton ordinary shareholders	$610	$516	$1,098	$950

Net income per share attributable to Eaton ordinary shareholders
Diluted	$1.39	$1.15	$2.50	$2.11
Basic	1.40	1.16	2.51	2.12

Weighted-average number of ordinary shares outstanding
Diluted	437.3	448.6	439.5	449.8
Basic	435.2	446.3	437.0	447.5

Cash dividends declared per ordinary share	$0.66	$0.60	$1.32	$1.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended June 30		Six months ended June 30
(In millions)	2018	2017	2018	2017
Net income	$611	$517	$1,098	$951
Less net income for noncontrolling interests	(1)	(1)	—	(1)
Net income attributable to Eaton ordinary shareholders	610	516	1,098	950

Other comprehensive (loss) income, net of tax
Currency translation and related hedging instruments	(671)	320	(414)	548
Pensions and other postretirement benefits	56	4	82	37
Cash flow hedges	(9)	(1)	4	1
Other comprehensive (loss) income attributable to Eaton ordinary shareholders	(624)	323	(328)	586

Total comprehensive (loss) income attributable to Eaton ordinary shareholders	$(14)	$839	$770	$1,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	June 30, 2018	December 31, 2017
Assets
Current assets
Cash	$256	$561
Short-term investments	236	534
Accounts receivable - net	4,092	3,943
Inventory	2,753	2,620
Prepaid expenses and other current assets	576	679
Total current assets	7,913	8,337

Property, plant and equipment
Land and buildings	2,458	2,491
Machinery and equipment	6,035	6,014
Gross property, plant and equipment	8,493	8,505
Accumulated depreciation	(5,031)	(5,003)
Net property, plant and equipment	3,462	3,502

Other noncurrent assets
Goodwill	13,427	13,568
Other intangible assets	5,050	5,265
Deferred income taxes	296	253
Other assets	1,717	1,698
Total assets	$31,865	$32,623

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$504	$6
Current portion of long-term debt	428	578
Accounts payable	2,192	2,166
Accrued compensation	353	453
Other current liabilities	1,910	1,872
Total current liabilities	5,387	5,075

Noncurrent liabilities
Long-term debt	6,753	7,167
Pension liabilities	1,174	1,226
Other postretirement benefits liabilities	354	362
Deferred income taxes	486	538
Other noncurrent liabilities	986	965
Total noncurrent liabilities	9,753	10,258

Shareholders’ equity
Eaton shareholders’ equity	16,690	17,253
Noncontrolling interests	35	37
Total equity	16,725	17,290
Total liabilities and equity	$31,865	$32,623
The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30
(In millions)	2018	2017
Operating activities
Net income	$1,098	$951
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	457	453
Deferred income taxes	(109)	(105)
Pension and other postretirement benefits expense	82	104
Contributions to pension plans	(72)	(160)
Contributions to other postretirement benefits plans	(12)	(11)
Changes in working capital	(482)	(381)
Other - net	(124)	186
Net cash provided by operating activities	838	1,037

Investing activities
Capital expenditures for property, plant and equipment	(280)	(246)
Sales (purchases) of short-term investments - net	284	(309)
Other - net	(41)	(31)
Net cash used in investing activities	(37)	(586)

Financing activities
Proceeds from borrowings	500	832
Payments on borrowings	(486)	(543)
Cash dividends paid	(578)	(537)
Exercise of employee stock options	21	49
Repurchase of shares	(600)	(465)
Employee taxes paid from shares withheld	(23)	(21)
Other - net	(2)	(4)
Net cash used in financing activities	(1,168)	(689)

Effect of currency on cash	62	7
Total decrease in cash	(305)	(231)
Cash at the beginning of the period	561	543
Cash at the end of the period	$256	$312

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
Payment terms vary by the type and location of the customer and the products or services offered. Generally, the time between when revenue is recognized and payment is due is not significant. Eaton does not evaluate whether the selling price includes a financing interest component for contracts that are less than a year. Sales, value added, and other taxes collected concurrent with revenue are excluded from sales. Shipping and handling costs are treated as fulfillment costs and are included in Cost of products sold.
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
Eaton adopted Accounting Standards Update 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07), at the start of the first quarter of 2018. The new standard requires companies to present service costs consistent with other employee compensation costs on the income statement and separate from all other elements of pension costs. The retrospective adoption of this standard resulted in an increase in selling and administrative expense with a corresponding decrease in Other expense - net of $1 for the six months ended June 30, 2018, and a reduction in selling and administrative expense with a corresponding increase in Other expense - net of $20 for the six months ended June 30, 2017.
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

Note 2.	ACQUISITION INTEGRATION CHARGES
Eaton incurs integration charges related to acquired businesses. A summary of these charges follows:

	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
Electrical Products	$—	$1	$—	$2
Total acquisition integration charges before income taxes	—	1	—	2
Income taxes	—	1	—	1
Total after income taxes	$—	$—	$—	$1
Per ordinary share - diluted	$—	$—	$—	$—
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
Payment terms vary by the type and location of the customer and the products or services offered. Generally, the time between when revenue is recognized and when payment is due is not significant. Eaton does not evaluate whether the selling price includes a financing interest component for contracts that are less than a year. Sales, value added, and other taxes collected concurrent with revenue are excluded from sales. Shipping and handling costs are treated as fulfillment costs and are included in Cost of products sold.
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

	Three months ended June 30, 2018
Net sales	United States	Rest of World	Total
Electrical Products	$1,033	$773	$1,806
Electrical Systems and Services	983	530	1,513
Hydraulics	309	414	723

	Original Equipment Manufacturers	Aftermarket, Distribution and End User
Aerospace	$266	$197	463

	Commercial	Passenger and Light Duty
Vehicle	$452	$447	899

eMobility			83

Total			$5,487

	Six months ended June 30, 2018
Net sales	United States	Rest of World	Total
Electrical Products	$1,993	$1,545	$3,538
Electrical Systems and Services	1,877	1,017	2,894
Hydraulics	606	827	1,433

	Original Equipment Manufacturers	Aftermarket, Distribution and End User
Aerospace	$530	$391	921

	Commercial	Passenger and Light Duty
Vehicle	$882	$910	1,792

eMobility			160

Total			$10,738
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (revenue recognized exceeds amount billed to the customer), and deferred revenue (advance payments and billings in excess of revenue recognized). Accounts receivables from customers were $3,606 and $3,399 at June 30, 2018 and December 31, 2017, respectively. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. These assets and liabilities are reported on the Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Unbilled receivables were $150 and $117 at June 30, 2018 and January 1, 2018, respectively, and are recorded in Prepaid expenses and other current assets. The increase in the unbilled receivables was primarily due to revenue recognized and not yet billed, partially offset by billings to customers during the quarter.

Changes in the deferred revenue liabilities are as follows:

Deferred Revenue
Balance at January 1, 2018	$227
Customer deposits and billings	463
Revenue recognized in the period	(443)
Translation	(3)
Balance at June 30, 2018	$244
A significant portion of open orders placed with Eaton are by original equipment manufacturers or distributors. These open orders are not considered firm as they have been historically subject to releases by customers. In measuring backlog of unsatisfied or partially satisfied obligations, only the amount of orders to which customers are firmly committed are included. Using this criterion, total backlog at June 30, 2018 was approximately $5.4 billion. Eaton expects to recognize approximately 89% of this backlog in the next twelve months and the rest thereafter.
Impact of new accounting standard
In accordance with the new revenue accounting requirements, the impact of the adoption on the financial statement line items within the accompanying financial statements was as follows:

	Three months ended June 30, 2018
Consolidated Statements of Income	As Reported	Adjustment	Balances without Adoption of ASC 606
Net sales	$5,487	$(11)	$5,476
Cost of products sold	3,671	(6)	3,665
Income before income taxes	694	(5)	689
Income tax expense	83	(1)	82
Net income	611	(4)	607
Net income attributable to Eaton ordinary shareholders	$610	$(4)	$606

	Six months ended June 30, 2018
Consolidated Statements of Income	As Reported	Adjustment	Balances without Adoption of ASC 606
Net sales	$10,738	$(18)	$10,720
Cost of products sold	7,244	(10)	7,234
Income before income taxes	1,259	(8)	1,251
Income tax expense	161	(2)	159
Net income	1,098	(6)	1,092
Net income attributable to Eaton ordinary shareholders	$1,098	$(6)	$1,092

	June 30, 2018
Condensed Consolidated Balance Sheets	As Reported	Adjustment	Balances without Adoption of ASC 606
Assets
Accounts receivable - net	$4,092	$121	$4,213
Inventory	2,753	9	2,762
Prepaid expenses and other current assets	576	(164)	412
Deferred income taxes	296	(1)	295

Liabilities and shareholders’ equity
Other current liabilities	$1,910	$(31)	$1,879
Eaton shareholders' equity	$16,725	$(4)	$16,721

Note 4.	RESTRUCTURING CHARGES
During 2015, Eaton announced its commitment to undertake actions to reduce its cost structure in all business segments and at corporate. The multi-year initiative concluded at the end of 2017.
A summary of liabilities related to workforce reductions, plant closings and other associated costs announced as part of this program follows:

	Workforce reductions	Plant closings and other	Total
Balance at December 31, 2016	$113	$1	$114
Liability recognized	57	59	116
Payments	(102)	(39)	(141)
Other adjustments	(1)	(16)	(17)
Balance at December 31, 2017	67	5	72
Payments	(25)	(4)	(29)
Other adjustments	(10)	—	(10)
Balance at June 30, 2018	$32	$1	$33

Note 5.	GOODWILL
Change in the carrying amount of goodwill by segment follows:

	December 31, 2017	Translation	June 30, 2018
Electrical Products	$6,678	$(71)	$6,607
Electrical Systems and Services	4,311	(36)	4,275
Hydraulics	1,257	(29)	1,228
Aerospace	947	(3)	944
Vehicle	294	(2)	292
eMobility	81	—	81
Total	$13,568	$(141)	$13,427

Eaton re-segmented certain reportable operating segments due to a reorganization of the Company's businesses. The new reportable business segment is eMobility (which includes certain legacy Electrical Products and Vehicle product lines). The Company used the relative fair value method to reallocate goodwill to the associated reporting units.

Note 6.    RETIREMENT BENEFITS PLANS
The components of retirement benefits expense follow:

	United States pension benefit expense		Non-United States pension benefit expense		Other postretirement benefits expense
	Three months ended June 30
	2018	2017	2018	2017	2018	2017
Service cost	$25	$24	$16	$18	$—	$—
Interest cost	31	31	13	14	4	4
Expected return on plan assets	(64)	(61)	(26)	(23)	(1)	(1)
Amortization	23	21	10	12	(3)	(3)
	15	15	13	21	—	—
Settlements	11	17	—	—	—	—
Total expense	$26	$32	$13	$21	$—	$—

	United States pension benefit expense		Non-United States pension benefit expense		Other postretirement benefits expense
	Six months ended June 30
	2018	2017	2018	2017	2018	2017
Service cost	$50	$48	$32	$35	$1	$1
Interest cost	61	62	27	27	7	7
Expected return on plan assets	(127)	(122)	(53)	(46)	(2)	(2)
Amortization	47	41	20	25	(6)	(6)
	31	29	26	41	—	—
Settlements	25	34	—	—	—	—
Total expense	$56	$63	$26	$41	$—	$—

The components of retirement benefits expense other than service costs are included in Other expense - net.

Note 7.	LEGAL CONTINGENCIES

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

In December 2011, Pepsi-Cola Metropolitan Bottling Company, Inc. (“Pepsi”) filed an action against (a) Cooper Industries, LLC, Cooper Industries, Ltd., Cooper Holdings, Ltd., Cooper US, Inc., and Cooper Industries plc (collectively, “Cooper”), (b) M&F Worldwide Corp., Mafco Worldwide Corp., Mafco Consolidated Group LLC, and PCT International Holdings, Inc. (collectively, “Mafco”), and (c) the Pneumo Abex Asbestos Claims Settlement Trust (the “Trust”) in Texas state court. Pepsi alleged that it was harmed by a 2011 settlement agreement (“2011 Settlement”) among Cooper, Mafco, and Pneumo Abex, LLC (“Pneumo,” which prior to the 2011 Settlement was a Mafco subsidiary), which settlement resolved litigation that Pneumo had previously brought against Cooper involving, among other things, a guaranty related to Pneumo’s friction products business. In November 2015, after a Texas court ruled that Pepsi's claims should be heard in arbitration, Pepsi filed a demand for arbitration against Cooper, Mafco, the Trust, and Pneumo. Pepsi subsequently dropped claims against all parties except Cooper. An arbitration under the auspices of the American Arbitration Association commenced in October 2017. Pepsi’s experts have opined, among other things, that the value contributed to the Trust for a release of the guaranty was below reasonably equivalent value, and that an inability of Pneumo to satisfy future liabilities may result in plaintiffs suing Pepsi under various theories. Cooper submitted various expert reports and, among other things, Cooper’s experts have opined that Pepsi has no basis to seek any damages and that Cooper paid reasonably equivalent value for the release of its indemnity obligations under the guaranty. The arbitration proceedings closed in December 2017. On July 11, 2018, the arbitration panel made certain findings and concluded that the value contributed to the Trust did not constitute reasonably equivalent value, but ordered the parties to recalculate the amount that should have been contributed to the Trust as of the date of the 2011 transaction. Based on the findings made by the panel and the recalculation ordered by the panel, Cooper believes that no additional amount should be contributed. Pepsi argued that an additional $347 should be contributed. Cooper and its expert disagree with Pepsi’s argument and believe that Pepsi’s recalculation is flawed and fails to comply with the instructions of the panel. Based on its calculation, the Company continues to believe that the ultimate resolution of this matter will not have a material impact on the Company’s consolidated financial statements.

Note 8.	INCOME TAXES

The effective income tax rate for the second quarter and the first six month of 2018 was expense of 12.0% and 12.8% compared to expense of 9.7% and 8.5% for the second quarter and first six months of 2017. The increase in the effective tax rate in the second quarter and first six months of 2018 was due to greater levels of income in higher tax jurisdictions and the impact of the U.S. Tax Cuts and Jobs Act (“TCJA"). During the second quarter of 2018, the Company increased tax contingencies for the current and prior years which was offset by a corresponding decrease of a related valuation allowance. The net impact of these adjustments did not have a material impact on tax expense or the balance sheet.

The TCJA was enacted on December 22, 2017 and the Company recorded provisional tax amounts in the fourth quarter of 2017 for the remeasurement of deferred tax balances, including valuation allowances related to the realization of deferred tax assets, and the one-time transition tax. The Company continues to analyze aspects of the TCJA, including potential impact to the provisional amounts recorded for the remeasurement of deferred tax balances and related valuation allowances, and the one-time transition tax. The Company did not record any adjustments to the 2017 provisional tax amounts in the second quarter of 2018.

Note 9. EQUITY
During the three and six months ended June 30, 2018, 4.0 million and 7.7 million ordinary shares, respectively, were repurchased under the 2016 Program in the open market at a total cost of $300 and $600, respectively. During the three and six months ended June 30, 2017, 2.7 million and 6.3 million ordinary shares, respectively, were repurchased under the 2016 Program in the open market at a total cost of $210 and $465, respectively.
The changes in Shareholders’ equity follow:

	Eaton shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2017	$17,253	$37	$17,290
Cumulative-effect adjustment upon adoption of ASU 2014-09	(2)	—	(2)
Cumulative-effect adjustment upon adoption of ASU 2016-16	(199)	—	(199)
Net income	1,098	—	1,098
Other comprehensive loss	(328)	—	(328)
Cash dividends paid	(578)	(1)	(579)
Issuance of shares under equity-based compensation plans - net	46	—	46
Repurchase of shares	(600)	—	(600)
Changes in noncontrolling interest - net	—	(1)	(1)
Balance at June 30, 2018	$16,690	$35	$16,725
The changes in Accumulated other comprehensive loss follow:

	Currency translation and related hedging instruments	Pensions and other postretirement benefits	Cash flow hedges	Total
Balance at December 31, 2017	$(2,255)	$(1,139)	$(10)	$(3,404)
Other comprehensive (loss) income before reclassifications	(414)	13	(2)	(403)
Amounts reclassified from Accumulated other comprehensive loss	—	69	6	75
Net current-period Other comprehensive (loss) income	(414)	82	4	(328)
Balance at June 30, 2018	$(2,669)	$(1,057)	$(6)	$(3,732)
The reclassifications out of Accumulated other comprehensive loss follow:

	Six months ended June 30, 2018		Consolidated statements of income classification
Amortization of defined benefit pensions and other postretirement benefits items
Actuarial loss and prior service cost	$(86)	[1]
Tax benefit	17
Total, net of tax	(69)

Gains and (losses) on cash flow hedges
Currency exchange contracts	(8)		Cost of products sold
Tax benefit	2
Total, net of tax	(6)

Total reclassifications for the period	$(75)
1 These components of Accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 6 for additional information about pension and other postretirement benefits items.

Net Income Per Share Attributable to Eaton Ordinary Shareholders
A summary of the calculation of net income per share attributable to Eaton ordinary shareholders follows:

	Three months ended June 30		Six months ended June 30
(Shares in millions)	2018	2017	2018	2017
Net income attributable to Eaton ordinary shareholders	$610	$516	$1,098	$950

Weighted-average number of ordinary shares outstanding - diluted	437.3	448.6	439.5	449.8
Less dilutive effect of equity-based compensation	2.1	2.3	2.5	2.3
Weighted-average number of ordinary shares outstanding - basic	435.2	446.3	437.0	447.5

Net income per share attributable to Eaton ordinary shareholders
Diluted	$1.39	$1.15	$2.50	$2.11
Basic	1.40	1.16	2.51	2.12
For the second quarter and first six months of 2018, 0.6 million and 0.3 million stock options, respectively, were excluded from the calculation of diluted net income per share attributable to Eaton ordinary shareholders because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive. For the second quarter and first six months of 2017, 0.2 million and 0.7 million stock options, respectively, were excluded from the calculation of diluted net income per share attributable to Eaton ordinary shareholders because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive.

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
A summary of financial instruments recognized at fair value, and the fair value measurements used, follows:

	Total	Level 1	Level 2	Level 3
June 30, 2018
Cash	$256	$256	$—	$—
Short-term investments	236	236	—	—
Net derivative contracts	(140)	—	(140)	—

December 31, 2017
Cash	$561	$561	$—	$—
Short-term investments	534	534	—	—
Net derivative contracts	36	—	36	—
Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities. No financial instruments were measured using unobservable inputs.
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $7,181 and fair value of $7,218 at June 30, 2018 compared to $7,745 and $8,048, respectively, at December 31, 2017. The fair value of Eaton's debt instruments were estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities, and are considered a Level 2 fair value measurement.

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
Eaton uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against foreign currency exposure (net investment hedges). Foreign currency denominated debt designated as non-derivative net investment hedging instruments on an after-tax basis was $90 at June 30, 2018 and $88 at December 31, 2017, and designated on a pre-tax basis was $634 at June 30, 2018 and $652 at December 31, 2017.

Derivative Financial Statement Impacts
The fair value of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets follows:

	Notional amount	Other current assets	Other noncurrent assets	Other current liabilities	Other noncurrent liabilities	Type of hedge	Term
June 30, 2018
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$2,550	$—	$18	$1	$51	Fair value	9 months to 16 years
Currency exchange contracts	950	13	5	18	4	Cash flow	1 to 36 months
Total		$13	$23	$19	$55

Derivatives not designated as hedges
Currency exchange contracts	$6,033	$33		$135			1 to 12 months
Commodity contracts	11	—		—			1 to 12 months
Total		$33		$135

December 31, 2017
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$2,965	$1	$41	$—	$17	Fair value	6 months to 17 years
Currency exchange contracts	924	7	7	22	2	Cash flow	1 to 36 months
Total		$8	$48	$22	$19

Derivatives not designated as hedges
Currency exchange contracts	$3,719	$39		$19			1 to 12 months
Commodity contracts	13	1		—			1 to 12 months
Total		$40		$19
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

The impact of derivative instruments to the Consolidated Statement of Income and Comprehensive Income follow:

	Gain (loss) recognized in other comprehensive (loss) income		Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	Three months ended June 30			Three months ended June 30
	2018	2017		2018	2017
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	$—	$(5)	Interest expense - net	$—	$—
Currency exchange contracts	(15)	2	Cost of products sold	(4)	(1)
Total	$(15)	$(3)		$(4)	$(1)

	Gain (loss) recognized in other comprehensive (loss) income		Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	Six months ended June 30			Six months ended June 30
	2018	2017		2018	2017
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	$—	$(5)	Interest expense - net	$—	$—
Currency exchange contracts	(2)	1	Cost of products sold	(8)	(5)
Total	$(2)	$(4)		$(8)	$(5)

Amounts recognized in net income follow:

	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
Derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps	$(16)	$8	$(59)	$(3)
Related long-term debt converted to floating interest rates by interest rate swaps	16	(8)	59	3
	$—	$—	$—	$—
Gains and losses described above were recognized in Interest expense - net.

Note 12.	INVENTORY
Inventory is carried at lower of cost or net realizable value. The components of inventory follow:

	June 30, 2018	December 31, 2017
Raw materials	$1,065	$953
Work-in-process	524	471
Finished goods	1,164	1,196
Total inventory	$2,753	$2,620

Note 13.	BUSINESS SEGMENT INFORMATION
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

	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
Net sales
Electrical Products	$1,806	$1,731	$3,538	$3,382
Electrical Systems and Services	1,513	1,414	2,894	2,747
Hydraulics	723	633	1,433	1,220
Aerospace	463	437	921	865
Vehicle	899	845	1,792	1,631
eMobility	83	72	160	135
Total net sales	$5,487	$5,132	$10,738	$9,980

Segment operating profit
Electrical Products	$334	$299	$641	$585
Electrical Systems and Services	227	194	394	349
Hydraulics	101	74	191	134
Aerospace	90	81	179	160
Vehicle	166	141	298	249
eMobility	14	13	25	24
Total segment operating profit	932	802	1,728	1,501

Corporate
Amortization of intangible assets	(96)	(96)	(194)	(190)
Interest expense - net	(68)	(60)	(138)	(121)
Pension and other postretirement benefits expense	1	(11)	(1)	(22)
Other corporate expense - net	(75)	(63)	(136)	(129)
Income before income taxes	694	572	1,259	1,039
Income tax expense	83	55	161	88
Net income	611	517	1,098	951
Less net income for noncontrolling interests	(1)	(1)	—	(1)
Net income attributable to Eaton ordinary shareholders	$610	$516	$1,098	$950

Note 14.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
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
During 2018 and 2017, the Company undertook certain steps to restructure ownership of various subsidiaries. The transactions were entirely among wholly-owned subsidiaries under the common control of Eaton. These restructurings have been reflected as of the beginning of the earliest period presented below.

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2018
	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$1,809	$1,790	$3,242	$(1,354)	$5,487

Cost of products sold	—	1,427	1,289	2,312	(1,357)	3,671
Selling and administrative expense	3	397	200	301	—	901
Research and development expense	—	37	35	73	—	145
Interest expense (income) - net	—	67	4	(6)	3	68
Other expense (income) - net	(37)	9	36	—	—	8
Equity in loss (earnings) of subsidiaries, net of tax	(587)	(209)	(921)	(658)	2,375	—
Intercompany expense (income) - net	11	24	557	(592)	—	—
Income (loss) before income taxes	610	57	590	1,812	(2,375)	694
Income tax expense (benefit)	—	(7)	(14)	104	—	83
Net income (loss)	610	64	604	1,708	(2,375)	611
Less net loss (income) for noncontrolling interests	—	—	—	(1)	—	(1)
Net income (loss) attributable to Eaton ordinary shareholders	$610	$64	$604	$1,707	$(2,375)	$610

Other comprehensive income (loss)	$(624)	$(63)	$(608)	$(1,390)	$2,061	$(624)
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$(14)	$1	$(4)	$317	$(314)	$(14)

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2017
	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$1,696	$1,727	$3,109	$(1,400)	$5,132

Cost of products sold	—	1,371	1,263	2,210	(1,396)	3,448
Selling and administrative expense	4	361	200	326	—	891
Research and development expense	—	47	46	57	—	150
Interest expense (income) - net	—	60	6	(7)	1	60
Other expense (income) - net	41	17	(38)	(9)	—	11
Equity in loss (earnings) of subsidiaries, net of tax	(705)	(167)	(861)	(747)	2,480	—
Intercompany expense (income) - net	144	(45)	352	(451)	—	—
Income (loss) before income taxes	516	52	759	1,730	(2,485)	572
Income tax expense (benefit)	—	3	3	52	(3)	55
Net income (loss)	516	49	756	1,678	(2,482)	517
Less net loss (income) for noncontrolling interests	—	—	—	(1)	—	(1)
Net income (loss) attributable to Eaton ordinary shareholders	$516	$49	$756	$1,677	$(2,482)	$516

Other comprehensive income (loss)	$323	$17	$321	$714	$(1,052)	$323
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$839	$66	$1,077	$2,391	$(3,534)	$839

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2018

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$3,498	$3,490	$6,433	$(2,683)	$10,738

Cost of products sold	—	2,779	2,525	4,622	(2,682)	7,244
Selling and administrative expense	6	738	378	668	—	1,790
Research and development expense	—	76	76	149	—	301
Interest expense (income) - net	—	135	8	(7)	2	138
Other expense (income) - net	(19)	14	27	(16)	—	6
Equity in loss (earnings) of subsidiaries, net of tax	(1,101)	(472)	(1,737)	(1,316)	4,626	—
Intercompany expense (income) - net	16	2	1,044	(1,062)	—	—
Income (loss) before income taxes	1,098	226	1,169	3,395	(4,629)	1,259
Income tax expense (benefit)	—	(13)	(28)	203	(1)	161
Net income (loss)	1,098	239	1,197	3,192	(4,628)	1,098
Less net loss (income) for noncontrolling interests	—	—	—	—	—	—
Net income (loss) attributable to Eaton ordinary shareholders	$1,098	$239	$1,197	$3,192	$(4,628)	$1,098

Other comprehensive income (loss)	$(328)	$(29)	$(312)	$(777)	$1,118	$(328)
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$770	$210	$885	$2,415	$(3,510)	$770

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2017

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$3,268	$3,383	$6,039	$(2,710)	$9,980

Cost of products sold	—	2,622	2,491	4,350	(2,708)	6,755
Selling and administrative expense	6	709	398	654	—	1,767
Research and development expense	—	94	88	111	—	293
Interest expense (income) - net	—	123	11	(13)	—	121
Other expense (income) - net	48	27	(37)	(33)	—	5
Equity in loss (earnings) of subsidiaries, net of tax	(1,288)	(314)	(1,643)	(1,400)	4,645	—
Intercompany expense (income) - net	284	(99)	697	(882)	—	—
Income (loss) before income taxes	950	106	1,378	3,252	(4,647)	1,039
Income tax expense (benefit)	—	—	19	70	(1)	88
Net income (loss)	950	106	1,359	3,182	(4,646)	951
Less net loss (income) for noncontrolling interests	—	—	—	(2)	1	(1)
Net income (loss) attributable to Eaton ordinary shareholders	$950	$106	$1,359	$3,180	$(4,645)	$950

Other comprehensive income (loss)	$586	$80	$583	$1,229	$(1,892)	$586
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$1,536	$186	$1,942	$4,409	$(6,537)	$1,536

CONDENSED CONSOLIDATING BALANCE SHEETS JUNE 30, 2018

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Assets
Current assets
Cash	$—	$5	$10	$241	$—	$256
Short-term investments	—	—	—	236	—	236
Accounts receivable - net	—	505	1,451	2,136	—	4,092
Intercompany accounts receivable	1	1,643	1,838	3,168	(6,650)	—
Inventory	—	530	772	1,535	(84)	2,753
Prepaid expenses and other current assets	—	131	98	332	15	576
Total current assets	1	2,814	4,169	7,648	(6,719)	7,913

Property, plant and equipment - net	—	844	689	1,929	—	3,462

Other noncurrent assets
Goodwill	—	1,317	6,705	5,405	—	13,427
Other intangible assets	—	133	3,129	1,788	—	5,050
Deferred income taxes	—	357	18	254	(333)	296
Investment in subsidiaries	15,641	9,546	55,296	24,151	(104,634)	—
Intercompany loans receivable	3,121	4,235	5,992	64,680	(78,028)	—
Other assets	—	729	167	821	—	1,717
Total assets	$18,763	$19,975	$76,165	$106,676	$(189,714)	$31,865

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$—	$481	$—	$23	$—	$504
Current portion of long-term debt	—	428	—	—	—	428
Accounts payable	—	474	437	1,281	—	2,192
Intercompany accounts payable	17	1,494	3,478	1,661	(6,650)	—
Accrued compensation	—	79	46	228	—	353
Other current liabilities	2	506	226	1,179	(3)	1,910
Total current liabilities	19	3,462	4,187	4,372	(6,653)	5,387

Noncurrent liabilities
Long-term debt	—	5,784	957	8	4	6,753
Pension liabilities	—	329	88	757	—	1,174
Other postretirement benefits liabilities	—	189	93	72	—	354
Deferred income taxes	—	1	589	229	(333)	486
Intercompany loans payable	2,054	4,621	70,443	910	(78,028)	—
Other noncurrent liabilities	—	345	265	376	—	986
Total noncurrent liabilities	2,054	11,269	72,435	2,352	(78,357)	9,753

Shareholders’ equity
Eaton shareholders' equity	16,690	5,244	(457)	99,917	(104,704)	16,690
Noncontrolling interests	—	—	—	35	—	35
Total equity	16,690	5,244	(457)	99,952	(104,704)	16,725
Total liabilities and equity	$18,763	$19,975	$76,165	$106,676	$(189,714)	$31,865

CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2017

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Assets
Current assets
Cash	$—	$183	$18	$360	$—	$561
Short-term investments	—	—	—	534	—	534
Accounts receivable - net	—	482	1,376	2,085	—	3,943
Intercompany accounts receivable	8	2,865	5,155	2,716	(10,744)	—
Inventory	—	473	737	1,493	(83)	2,620
Prepaid expenses and other current assets	—	229	145	277	28	679
Total current assets	8	4,232	7,431	7,465	(10,799)	8,337

Property, plant and equipment - net	—	859	702	1,941	—	3,502

Other noncurrent assets
Goodwill	—	1,316	6,705	5,547	—	13,568
Other intangible assets	—	138	3,206	1,921	—	5,265
Deferred income taxes	—	356	6	215	(324)	253
Investment in subsidiaries	15,045	9,445	75,404	39,848	(139,742)	—
Intercompany loans receivable	3,122	7,105	2,909	61,427	(74,563)	—
Other assets	—	748	166	784	—	1,698
Total assets	$18,175	$24,199	$96,529	$119,148	$(225,428)	$32,623

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$—	$—	$—	$6	$—	$6
Current portion of long-term debt	—	542	35	1	—	578
Accounts payable	—	549	330	1,287	—	2,166
Intercompany accounts payable	4	4,917	4,418	1,405	(10,744)	—
Accrued compensation	—	128	65	260	—	453
Other current liabilities	1	566	317	989	(1)	1,872
Total current liabilities	5	6,702	5,165	3,948	(10,745)	5,075

Noncurrent liabilities
Long-term debt	—	6,180	976	9	2	7,167
Pension liabilities	—	341	89	796	—	1,226
Other postretirement benefits liabilities	—	192	96	74	—	362
Deferred income taxes	—	—	607	255	(324)	538
Intercompany loans payable	917	3,808	68,685	1,153	(74,563)	—
Other noncurrent liabilities	—	314	273	378	—	965
Total noncurrent liabilities	917	10,835	70,726	2,665	(74,885)	10,258

Shareholders’ equity
Eaton shareholders' equity	17,253	6,662	20,638	112,498	(139,798)	17,253
Noncontrolling interests	—	—	—	37	—	37
Total equity	17,253	6,662	20,638	112,535	(139,798)	17,290
Total liabilities and equity	$18,175	$24,199	$96,529	$119,148	$(225,428)	$32,623

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2018

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash provided by (used in) operating activities	$—	$(125)	$103	$944	$(84)	$838

Investing activities
Capital expenditures for property, plant and equipment	—	(48)	(51)	(181)	—	(280)
Sales (purchases) of short-term investments - net	—	—	—	284	—	284
Investments in affiliates	—	(36)	—	—	36	—
Loans to affiliates	—	(100)	(85)	(3,563)	3,748	—
Repayments of loans from affiliates	—	507	886	3,110	(4,503)	—
Other - net	—	(23)	1	(19)	—	(41)
Net cash provided by (used in) investing activities	—	300	751	(369)	(719)	(37)

Financing activities
Proceeds from borrowings	—	481	—	19	—	500
Payments on borrowings	—	(450)	(35)	(1)	—	(486)
Proceeds from borrowings from affiliates	2,383	1,215	50	100	(3,748)	—
Payments on borrowings from affiliates	(1,226)	(1,994)	(524)	(759)	4,503	—
Capital contributions from affiliates	—	—	—	36	(36)	—
Other intercompany financing activities	—	411	(348)	(63)	—	—
Cash dividends paid	(578)	—	—	—	—	(578)
Cash dividends paid to affiliates	—	—	—	(84)	84	—
Exercise of employee stock options	21	—	—	—	—	21
Repurchase of shares	(600)	—	—	—	—	(600)
Employee taxes paid from shares withheld	—	(15)	(5)	(3)	—	(23)
Other - net	—	(1)	—	(1)	—	(2)
Net cash provided by (used in) financing activities	—	(353)	(862)	(756)	803	(1,168)

Effect of currency on cash	—	—	—	62	—	62
Total increase (decrease) in cash	—	(178)	(8)	(119)	—	(305)
Cash at the beginning of the period	—	183	18	360	—	561
Cash at the end of the period	$—	$5	$10	$241	$—	$256

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2017

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash provided by (used in) operating activities	$573	$(12)	$969	$1,014	$(1,507)	$1,037

Investing activities
Capital expenditures for property, plant and equipment	—	(45)	(56)	(145)	—	(246)
Sales (purchases) of short-term investments - net	—	—	—	(309)	—	(309)
Investments in affiliates	(90)	(29)	—	(90)	209	—
Return of investments in affiliates	—	—	20	—	(20)	—
Loans to affiliates	—	(17)	(283)	(3,570)	3,870	—
Repayments of loans from affiliates	—	291	287	3,035	(3,613)	—
Other - net	—	(26)	(84)	79	—	(31)
Net cash provided by (used in) investing activities	(90)	174	(116)	(1,000)	446	(586)

Financing activities
Proceeds from borrowings	—	811	—	21	—	832
Payments on borrowings	—	(250)	(289)	(4)	—	(543)
Proceeds from borrowings from affiliates	1,288	1,873	694	15	(3,870)	—
Payments on borrowings from affiliates	(819)	(2,366)	(353)	(75)	3,613	—
Capital contributions from affiliates	—	—	90	119	(209)	—
Return of capital to affiliates	—	—	—	(20)	20	—
Other intercompany financing activities	—	(288)	(196)	484	—	—
Cash dividends paid	(537)	—	—	—	—	(537)
Cash dividends paid to affiliates	—	—	(800)	(707)	1,507	—
Exercise of employee stock options	49	—	—	—	—	49
Repurchase of shares	(465)	—	—	—	—	(465)
Employee taxes paid from shares withheld	—	(14)	(4)	(3)	—	(21)
Other - net	—	—	(1)	(3)	—	(4)
Net cash provided by (used in) financing activities	(484)	(234)	(859)	(173)	1,061	(689)

Effect of currency on cash	—	—	—	7	—	7
Total increase (decrease) in cash	(1)	(72)	(6)	(152)	—	(231)
Cash at the beginning of the period	1	92	12	438	—	543
Cash at the end of the period	$—	$20	$6	$286	$—	$312

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Amounts are in millions of dollars or shares unless indicated otherwise (per share data assume dilution).

COMPANY OVERVIEW
Eaton Corporation plc (Eaton or the Company) is a power management company with 2017 net sales of $20.4 billion. The Company provides energy-efficient solutions that help its customers effectively manage electrical, hydraulic, and mechanical power more efficiently, safely, and sustainably. Eaton has approximately 96,000 employees in 60 countries and sells products to customers in more than 175 countries.
Summary of Results of Operations
A summary of Eaton’s Net sales, Net income attributable to Eaton ordinary shareholders, and Net income per share attributable to Eaton ordinary shareholders - diluted follows:

	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
Net sales	$5,487	$5,132	$10,738	$9,980
Net income attributable to Eaton ordinary shareholders	610	516	1,098	950
Net income per share attributable to Eaton ordinary shareholders - diluted	$1.39	$1.15	$2.50	$2.11

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

Consolidated Financial Results

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
	2018	2017		2018	2017
Net sales	$5,487	$5,132	7%	$10,738	$9,980	8%
Gross profit	1,816	1,684	8%	3,494	3,225	8%
Percent of net sales	33.1%	32.8%		32.5%	32.3%
Income before income taxes	694	572	21%	1,259	1,039	21%
Net income	611	517	18%	1,098	951	15%
Less net income for noncontrolling interests	(1)	(1)		—	(1)
Net income attributable to Eaton ordinary shareholders	610	516	18%	1,098	950	16%
Excluding acquisition integration charges, after-tax (Note 2)	—	—		—	1
Adjusted earnings	$610	$516	18%	$1,098	$951	15%

Net income per share attributable to Eaton ordinary shareholders - diluted	$1.39	$1.15	21%	$2.50	$2.11	18%
Excluding per share impact of acquisition integration charges, after-tax (Note 2)	—	—		—	—
Adjusted earnings per ordinary share	$1.39	$1.15	21%	$2.50	$2.11	18%
Net Sales
Net sales increased 7% in the second quarter of 2018 compared to the second quarter of 2017 due to an increase of 7% in organic sales and an increase of 1% from the impact of positive currency translation, partially offset by a decrease of 1% from the sale of a business and a stake in a joint venture in the second half of 2017. Net sales increased 8% in the first six months of 2018 compared to the first six months of 2017 due to an increase of 7% in organic sales and an increase of 2% from the impact of positive currency translation, partially offset by a decrease of 1% from the sale of a business and a stake in a joint venture in the second half of 2017. The increase in organic sales in the second quarter and first six months of 2018 was primarily due to higher sales volumes in all business segments.
Gross Profit
Gross profit margin increased from 32.8% in the second quarter of 2017 to 33.1% in the second quarter of 2018, and from 32.3% in the first six months of 2017 to 32.5% in the first six months of 2018. The increase in gross profit margin was primarily due to higher sales volumes and savings from restructuring actions.
Income Taxes
The effective income tax rate for the second quarter and first six months of 2018 was expense of 12.0% and 12.8% compared to expense of 9.7% and 8.5% for the second quarter and first six months of 2017. The increase in the effective tax rate in the second quarter and first six months of 2018 was due to greater levels of income in higher tax jurisdictions and the impact of the U.S. Tax Cuts and Jobs Act (“TCJA").
Net Income
Net income attributable to Eaton ordinary shareholders of $610 in the second quarter of 2018 increased 18% compared to Net income attributable to Eaton ordinary shareholders of $516 in the second quarter of 2017. Net income attributable to Eaton ordinary shareholders of $1,098 in the first six months of 2018 increased 16% compared to Net income attributable to Eaton ordinary shareholders of $950 in the first six months of 2017. The increase in the second quarter and first six months of 2018 was primarily due to higher sales volumes and savings from restructuring actions, partially offset by a higher tax rate.
Net income per ordinary share increased to $1.39 in the second quarter of 2018 compared to $1.15 in the second quarter of 2017. Net income per ordinary share increased to $2.50 in the first six months of 2018 compared to $2.11 in the first six months of 2017. The increase in the Net income per ordinary share in the second quarter and first six months of 2018 was due to higher Net income attributable to Eaton ordinary shareholders and the Company's share repurchases over the past year.

Adjusted Earnings
There were no acquisition integration charges in the first six months of 2018 compared to $1 in the first six months of 2017, which resulted in a 15% increase in Adjusted earnings compared to the 16% increase Net income attributable to Eaton ordinary shareholders.
There was no impact of excluding the per share impact of acquisition integration charges from Net income attributable to Eaton ordinary shareholders to arrive at Adjusted earnings per ordinary share for the first six months of 2018 and 2017.
Business Segment Results of Operations
The following is a discussion of Net sales, operating profit and operating margin by business segment, which includes a discussion of operating profit and operating profit margin before acquisition integration charges. For additional information related to acquisition integration charges, see Note 2 to the Condensed Consolidated Financial Statements.
Electrical Products

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
	2018	2017		2018	2017
Net sales	$1,806	$1,731	4%	$3,538	$3,382	5%

Operating profit	$334	$299	12%	$641	$585	10%
Operating margin	18.5%	17.3%		18.1%	17.3%

Acquisition integration charges	$—	$1		$—	$2

Before acquisition integration charges
Operating profit	$334	$300	11%	$641	$587	9%
Operating margin	18.5%	17.3%		18.1%	17.4%
Net sales increased 4% in the second quarter of 2018 compared to the second quarter of 2017 due to an increase of 3% in organic sales and an increase of 1% from the impact of positive currency translation. Net sales increased 5% in the first six months of 2018 compared to the first six months of 2017 due to an increase of 3% from the impact of positive currency translation and an increase of 2% in organic sales. Organic sales grew in the second quarter and first six months of 2018 in all regions, primarily driven by growth in products going into industrial applications, partially offset by weakness in North American lighting sales.
The operating margin increased from 17.3% in the second quarter of 2017 to 18.5% in the second quarter of 2018 and from 17.3% in the first six months of 2017 to 18.1% in the first six months of 2018 primarily due to higher sales volumes, savings from restructuring actions, and lower restructuring costs, partially offset by commodity inflation and increased freight costs.
The operating margin before acquisition integration charges increased from 17.3% in the second quarter of 2017 to 18.5% in the second quarter of 2018 and from 17.4% in the first six months of 2017 to 18.1% in the first six months of 2018 primarily due to an increase in the operating margin.

Electrical Systems and Services

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
	2018	2017		2018	2017
Net sales	$1,513	$1,414	7%	$2,894	$2,747	5%

Operating profit	$227	$194	17%	$394	$349	13%
Operating margin	15.0%	13.7%		13.6%	12.7%
Net sales increased 7% in the second quarter of 2018 compared to the second quarter of 2017 due to an increase of 7% in organic sales and an increase of 1% from the impact of positive currency translation, partially offset by a decrease of 1% from a sale of a stake in a joint venture in the fourth quarter of 2017. Net sales increased 5% in the first six months of 2018 compared to the first six months of 2017 due to an increase of 5% in organic sales and an increase of 1% from the impact of positive currency translation, partially offset by a decrease of 1% from a sale of a stake in a joint venture in the fourth quarter of 2017. The increase in organic sales in the second quarter and first six months 2018 was primarily due to strength in large industrial projects in the United States, data centers, oil and gas markets, and services in North America.
The operating margin increased from 13.7% in the second quarter of 2017 to 15.0% in the second quarter of 2018 and from 12.7% in the first six months of 2017 to 13.6% in the first six months of 2018 primarily due to higher sales volumes, savings from restructuring actions, and lower restructuring costs, partially offset by commodity inflation and increased freight costs.
Hydraulics

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
	2018	2017		2018	2017
Net sales	$723	$633	14%	$1,433	$1,220	17%

Operating profit	$101	$74	36%	$191	$134	43%
Operating margin	14.0%	11.7%		13.3%	11.0%
Net sales increased 14% in the second quarter of 2018 compared to the second quarter of 2017 due to an increase of 13% in organic sales and an increase of 1% from the impact of positive currency translation. Net sales increased 17% in the first six months of 2018 compared to the first six months of 2017 due to an increase of 14% in organic sales and an increase of 3% from the impact of positive currency translation. The increase in organic sales in the second quarter and first six months of 2018 was due to strength in global mobile OEM markets and distribution channels.
The operating margin increased from 11.7% in the second quarter of 2017 to 14.0% in the second quarter of 2018 and from 11.0% in the first six months of 2017 to 13.3% in the first six months of 2018 primarily due to higher sales volumes and savings from restructuring actions, partially offset by unfavorable product mix and increased freight costs.
Aerospace

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
	2018	2017		2018	2017
Net sales	$463	$437	6%	$921	$865	6%

Operating profit	$90	$81	11%	$179	$160	12%
Operating margin	19.4%	18.5%		19.4%	18.5%
Net sales increased 6% in the second quarter and first six months of 2018 compared to the second quarter and first six months of 2017 due to an increase of 6% in organic sales. The increase in organic sales in the second quarter and first six months of 2018 was primarily due to higher sales to the military OEM market, and the commercial and military aftermarkets.
The operating margin increased from 18.5% in the second quarter of 2017 to 19.4% in second quarter of 2018 and from 18.5% in the first six months of 2017 to 19.4% in the first six months of 2018 primarily due to higher sales volumes.

Vehicle

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
	2018	2017		2018	2017
Net sales	$899	$845	6%	$1,792	$1,631	10%

Operating profit	$166	$141	18%	$298	$249	20%
Operating margin	18.5%	16.7%		16.6%	15.3%
Net sales increased 6% in the second quarter of 2018 compared to the second quarter of 2017 due to an increase of 11% in organic sales, partially offset by a decrease of 5% from the sale of a business in the third quarter of 2017. Net sales increased 10% in the first six months of 2018 compared to the first six months of 2017 due to an increase of 12% in organic sales and an increase of 2% from the impact of positive currency translation, partially offset by a decrease of 4% from the sale of a business in the third quarter of 2017. The increase in organic sales in the second quarter and first six months of 2018 was driven by growth in the Americas and Asia Pacific regions, with particular strength in the North American Class 8 truck market.
The operating margin increased from 16.7% in the second quarter of 2017 to 18.5% in the second quarter of 2018 and from 15.3% in the first six months of 2017 to 16.6% in the first six months of 2018 primarily due to higher sales volumes, partially offset by commodity inflation and increased freight costs.
eMobility

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
	2018	2017		2018	2017
Net sales	$83	$72	15%	$160	$135	19%

Operating profit	$14	$13	8%	$25	$24	4%
Operating margin	16.9%	18.1%		15.6%	17.8%
Net sales increased 15% in the second quarter of 2018 compared to the second quarter of 2017 due to an increase of 14% in organic sales and an increase of 1% from the impact of positive currency translation. Net sales increased 19% in the first six months of 2018 compared to the first six months of 2017 due to an increase of 17% in organic sales and an increase of 2% from the impact of positive currency translation. The increase in organic sales in the second quarter and first six months of 2018 was due to strength in North America and Europe.
The operating margin decreased from 18.1% in the second quarter of 2017 to 16.9% in the second quarter of 2018 and from 17.8% in the first six months of 2017 to 15.6% in the first six months of 2018 primarily due to increased research and development costs.
Corporate Expense

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
	2018	2017		2018	2017
Amortization of intangible assets	$96	$96	—%	$194	$190	2%
Interest expense - net	68	60	13%	138	121	14%
Pension and other postretirement benefits expense	(1)	11	(109)%	1	22	(95)%
Other corporate expense - net	75	63	19%	136	129	5%
Total corporate expense	$238	$230	3%	$469	$462	2%
Total corporate expense was $238 in the second quarter of 2018 compared to corporate expense of $230 in the second quarter of 2017. Total corporate expense was $469 in the first six months of 2018 compared to $462 in the first six months of 2017. The increase in Total corporate expense for the second quarter and first six months of 2018 was primarily due to higher interest expense and other corporate expenses, partially offset by a decrease in Pension and other postretirement benefits expense as a result of favorable returns on plan assets during 2017 and the Company's contributions to the pension plans.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Financial Condition and Liquidity
Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk. The Company maintains access to the commercial paper markets through a $2,000 commercial paper program, which is supported by credit facilities in the aggregate principal amount of $2,000. There were no borrowings outstanding under these revolving credit facilities at June 30, 2018. Over the course of a year, cash, short-term investments and short-term debt may fluctuate in order to manage global liquidity. Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business as well as scheduled payments of long-term debt.
Eaton was in compliance with each of its debt covenants for all periods presented.
Sources and Uses of Cash
Operating Cash Flow
Net cash provided by operating activities was $838 in the first six months of 2018, a decrease of $199 in the source of cash compared to $1,037 in the first six months of 2017. The decrease in net cash provided by operating activities in the first six months of 2018 was driven by higher working capital balances compared to 2017 due to higher sales and pre-buying inventory to mitigate the impact of trade tariffs, partially offset by lower pension contributions. Other-net includes the impact of foreign currency gains and losses related to the remeasurement of intercompany balance sheet exposures, which have no impact on Operating cash flow.
Investing Cash Flow
Net cash used in investing activities was $37 in the first six months of 2018, a decrease in the use of cash of $549 compared to $586 in the first six months of 2017. The decrease in the use of cash was primarily driven by net sales of short-term investments of $284 in 2018 compared to net purchases of $309 in 2017.
Financing Cash Flow
Net cash used in financing activities was $1,168 in the first six months of 2018, an increase of $479 in the use of cash compared to $689 in the first six months of 2017. The increase in the use of cash was primarily due to a decrease of $332 in proceeds from borrowings, which totaled $500 in 2018 and $832 in 2017, and by an increase of $135 in share repurchases during the first six months of 2018 compared to the first six months of 2017.

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
Evaluation of Disclosure Controls and Procedures - Pursuant to SEC Rule 13a-15, an evaluation was performed under the supervision and with the participation of Eaton’s management, including Craig Arnold - Principal Executive Officer; and Richard H. Fearon - Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, management concluded that Eaton’s disclosure controls and procedures were effective as of June 30, 2018.
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
During the second quarter of 2018, there was no change in Eaton’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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
(c) Issuer's Purchases of Equity Securities
During the second quarter of 2018, 4.0 million ordinary shares were repurchased in the open market at a total cost of $300 million. These shares were repurchased under the program approved by the Board on February 24, 2016. A summary of the shares repurchased in the second quarter of 2018 follows:

Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
April	—	$—	—	$702
May	4,030,195	$74.44	4,030,195	$402
June	—	$—	—	$402
Total	4,030,195	$74.44	4,030,195

ITEM 5.	OTHER INFORMATION.

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

During the second quarter, certain of our wholly-owned non-U.S. subsidiaries sold various electrical and hydraulic products to customers in Iran. We received total revenue of approximately 531,083 Euros and realized net profits of approximately 121,236 Euros from the sales (approximately $626,639 and $143,050 in whole U.S. dollars, respectively). Eaton has determined not to take any future orders for sales to Iran.  Any shipments pursuant to outstanding contracts will be made in accordance with applicable U.S. law.

ITEM 6.	EXHIBITS.
Eaton Corporation plc
Second Quarter 2018 Report on Form 10-Q

3 (i)	Certificate of Incorporation — Incorporated by reference to the Form S-8 filed November 30, 2012

3 (ii)	Amended and Restated Memorandum and Articles of Incorporation — Incorporated by reference to the Form 8-K filed on May 1, 2017

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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the three months ended June 30, 2018 and 2017, (ii) Consolidated Statements of Comprehensive Income for the three months ended June 30, 2018 and 2017, (iii) Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 and (v) Notes to Condensed Consolidated Financial Statements for the six months ended June 30, 2018.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON CORPORATION plc
Registrant

Date:	July 31, 2018	By:	/s/ Richard H. Fearon
Richard H. Fearon
Principal Financial Officer
(On behalf of the registrant and as Principal Financial Officer)