Form 10-Q
period 2018-09-30
Eaton Corp plc
filed 2018-10-30
CIK 1551182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 433.4 million Ordinary Shares outstanding as of September 30, 2018.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended September 30		Nine months ended September 30
(In millions except for per share data)	2018	2017	2018	2017
Net sales	$5,412	$5,211	$16,150	$15,191

Cost of products sold	3,597	3,466	10,841	10,221
Selling and administrative expense	889	902	2,679	2,669
Research and development expense	138	147	439	440
Interest expense - net	67	60	205	181
Gain on sale of business	—	1,077	—	1,077
Arbitration decision expense	275	—	275	—
Other expense - net	7	19	13	24
Income before income taxes	439	1,694	1,698	2,733
Income tax expense	23	293	184	381
Net income	416	1,401	1,514	2,352
Less net income for noncontrolling interests	—	—	—	(1)
Net income attributable to Eaton ordinary shareholders	$416	$1,401	$1,514	$2,351

Net income per share attributable to Eaton ordinary shareholders
Diluted	$0.95	$3.14	$3.45	$5.24
Basic	0.96	3.16	3.47	5.27

Weighted-average number of ordinary shares outstanding
Diluted	436.3	445.2	438.4	448.3
Basic	433.5	442.6	435.8	445.9

Cash dividends declared per ordinary share	$0.66	$0.60	$1.98	$1.80

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended September 30		Nine months ended September 30
(In millions)	2018	2017	2018	2017
Net income	$416	$1,401	$1,514	$2,352
Less net income for noncontrolling interests	—	—	—	(1)
Net income attributable to Eaton ordinary shareholders	416	1,401	1,514	2,351

Other comprehensive (loss) income, net of tax
Currency translation and related hedging instruments	(132)	195	(546)	743
Pensions and other postretirement benefits	40	16	122	53
Cash flow hedges	(6)	(12)	(2)	(11)
Other comprehensive (loss) income attributable to Eaton ordinary shareholders	(98)	199	(426)	785

Total comprehensive income attributable to Eaton ordinary shareholders	$318	$1,600	$1,088	$3,136

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	September 30, 2018	December 31, 2017
Assets
Current assets
Cash	$327	$561
Short-term investments	178	534
Accounts receivable - net	4,027	3,943
Inventory	2,835	2,620
Prepaid expenses and other current assets	500	679
Total current assets	7,867	8,337

Property, plant and equipment
Land and buildings	2,470	2,491
Machinery and equipment	6,030	6,014
Gross property, plant and equipment	8,500	8,505
Accumulated depreciation	(5,054)	(5,003)
Net property, plant and equipment	3,446	3,502

Other noncurrent assets
Goodwill	13,385	13,568
Other intangible assets	4,949	5,265
Deferred income taxes	241	253
Other assets	1,740	1,698
Total assets	$31,628	$32,623

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$82	$6
Current portion of long-term debt	426	578
Accounts payable	2,165	2,166
Accrued compensation	427	453
Other current liabilities	2,167	1,872
Total current liabilities	5,267	5,075

Noncurrent liabilities
Long-term debt	6,737	7,167
Pension liabilities	1,160	1,226
Other postretirement benefits liabilities	344	362
Deferred income taxes	347	538
Other noncurrent liabilities	984	965
Total noncurrent liabilities	9,572	10,258

Shareholders’ equity
Eaton shareholders’ equity	16,754	17,253
Noncontrolling interests	35	37
Total equity	16,789	17,290
Total liabilities and equity	$31,628	$32,623
The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30
(In millions)	2018	2017
Operating activities
Net income	$1,514	$2,352
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	680	685
Deferred income taxes	(211)	(178)
Pension and other postretirement benefits expense	123	161
Contributions to pension plans	(99)	(447)
Contributions to other postretirement benefits plans	(26)	(14)
Gain on sale of business	—	(843)
Changes in working capital	62	(152)
Other - net	(205)	223
Net cash provided by operating activities	1,838	1,787

Investing activities
Capital expenditures for property, plant and equipment	(411)	(351)
Proceeds from sale of business	—	600
Sales (purchases) of short-term investments - net	329	(621)
Payments for settlement of currency exchange contracts not designated as hedges - net	(122)	—
Other - net	(52)	(63)
Net cash used in investing activities	(256)	(435)

Financing activities
Proceeds from borrowings	80	1,000
Payments on borrowings	(486)	(553)
Cash dividends paid	(864)	(803)
Exercise of employee stock options	28	59
Repurchase of shares	(600)	(789)
Employee taxes paid from shares withheld	(24)	(21)
Other - net	(2)	(8)
Net cash used in financing activities	(1,868)	(1,115)

Effect of currency on cash	52	11
Total increase (decrease) in cash	(234)	248
Cash at the beginning of the period	561	543
Cash at the end of the period	$327	$791

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
During the first quarter of 2018, Eaton re-segmented certain reportable operating segments due to a reorganization of the Company's businesses. The new reportable business segment is eMobility (which includes certain legacy Electrical Products and Vehicle product lines). See Note 14 for additional information related to these segments.
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
Eaton records reductions to sales for returns, and customer and distributor incentives, primarily comprised of rebates, at the time of the initial sale. Rebates are estimated based on sales terms, historical experience, trend analysis, and projected market conditions in the various markets served. The rebate programs offered vary across businesses due to the numerous markets Eaton serves, but the most common incentives relate to amounts paid or credited to customers for achieving defined volume levels. Returns are estimated at the time of the sale primarily based on historical experience and recorded gross on the Consolidated Balance Sheet. See Note 4 for additional information.
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
Eaton adopted Accounting Standards Update 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07), at the start of the first quarter of 2018. The new standard requires companies to present service costs consistent with other employee compensation costs on the income statement and separate from all other elements of pension costs. The retrospective adoption of this standard resulted in an increase in selling and administrative expense with a corresponding decrease in Other expense - net of $2 for the nine months ended September 30, 2018, and a reduction in selling and administrative expense with a corresponding increase in Other expense - net of $34 for the nine months ended September 30, 2017.
Recently Issued Accounting Pronouncement
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842), (ASU 2016-02). This accounting standard requires that a lessee recognize a lease asset and a lease liability on its balance sheet for all leases, including operating leases, with a term greater than 12 months. ASU 2016-02 will require additional disclosures in the notes to the consolidated financial statements and is effective for annual and interim reporting periods beginning after December 15, 2018. The Company plans to adopt the standard, and related amendments, as of the first quarter of 2019 using the optional transition method that allows for a cumulative-effect adjustment to be recorded at adoption, and will not restate prior periods. A project team has been formed to evaluate and implement the new standard. The project team has been collecting and validating the data required to account for leases under the new standard, and continues to test the functionality of a new lease accounting system being developed by a third-party. In addition, the Company is in the process of identifying and implementing the appropriate changes to business processes and controls to support recognition and disclosure under the new standard. Eaton is evaluating the impact of ASU 2016-02 and expects to recognize a significant lease asset and lease liability for operating leases on the Consolidated Balance Sheet, but does not expect a material impact to the Consolidated Statements of Income or Cash Flows.

Note 2.	SALE OF A BUSINESS
Sale of heavy-duty and medium-duty commercial vehicle automated transmission business
On July 31, 2017, Eaton sold a 50% interest in its heavy-duty and medium-duty commercial vehicle automated transmission business for $600 in cash to Cummins, Inc. The new joint venture is named Eaton Cummins Automated Transmission Technologies (ECATT). In 2017, the Company recognized a pre-tax gain of $1,077, of which $533 related to the pre-tax gain from the $600 proceeds from the sale and $544 related to the Company’s remaining 50% investment in the joint venture being remeasured to fair value. The after-tax gain was $843. The fair value is based on the price paid to Eaton for the 50% interest sold to Cummins, Inc. and further supported by a discounted cash flow model. Eaton accounts for its investment on the equity method of accounting.

Note 3.	ACQUISITION INTEGRATION CHARGES
Eaton incurs integration charges related to acquired businesses. A summary of these charges follows:

	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
Electrical Products	$—	$1	$—	$3
Total acquisition integration charges before income tax	—	1	—	3
Income taxes	—	—	—	1
Total after income taxes	$—	$1	$—	$2
Per ordinary share - diluted	$—	$—	$—	$—
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
Sales of products and services varies by segment and are discussed in Note 15 of Eaton’s 2017 Form 10-K and in Note 14.

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

	Three months ended September 30, 2018
Net sales	United States	Rest of World	Total
Electrical Products	$1,055	$734	$1,789
Electrical Systems and Services	1,000	519	1,519
Hydraulics	301	369	670

	Original Equipment Manufacturers	Aftermarket, Distribution and End User
Aerospace	$269	$209	478

	Commercial	Passenger and Light Duty
Vehicle	$451	$425	876

eMobility			80

Total			$5,412

	Nine months ended September 30, 2018
Net sales	United States	Rest of World	Total
Electrical Products	$3,048	$2,279	$5,327
Electrical Systems and Services	2,877	1,536	4,413
Hydraulics	907	1,196	2,103

	Original Equipment Manufacturers	Aftermarket, Distribution and End User
Aerospace	$799	$600	1,399

	Commercial	Passenger and Light Duty
Vehicle	$1,333	$1,335	2,668

eMobility			240

Total			$16,150
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (revenue recognized exceeds amount billed to the customer), and deferred revenue (advance payments and billings in excess of revenue recognized). Accounts receivables from customers were $3,566 and $3,399 at September 30, 2018 and December 31, 2017, respectively. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. These assets and liabilities are reported on the Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Unbilled receivables were $91 and $117 at September 30, 2018 and January 1, 2018, respectively, and are recorded in Prepaid expenses and other current assets. The decrease in unbilled receivables was primarily due to billings to customers for amounts previously recognized as revenue, partially offset by revenue recognized and not yet billed.

Changes in the deferred revenue liabilities are as follows:

Deferred Revenue
Balance at January 1, 2018	$227
Customer deposits and billings	696
Revenue recognized in the period	(676)
Translation	(6)
Balance at September 30, 2018	$241
A significant portion of open orders placed with Eaton are by original equipment manufacturers or distributors. These open orders are not considered firm as they have been historically subject to releases by customers. In measuring backlog of unsatisfied or partially satisfied obligations, only the amount of orders to which customers are firmly committed are included. Using this criterion, total backlog at September 30, 2018 was approximately $5.4 billion. Eaton expects to recognize approximately 88% of this backlog in the next twelve months and the rest thereafter.
Impact of new accounting standard
In accordance with the new revenue accounting requirements, the impact of the adoption on the financial statement line items within the accompanying financial statements was as follows:

	Three months ended September 30, 2018
Consolidated Statements of Income	As Reported	Adjustment	Balances without Adoption of ASC 606
Net sales	$5,412	$(5)	$5,407
Cost of products sold	3,597	(4)	3,593
Income before income taxes	439	(1)	438
Income tax expense	23	—	23
Net income	416	(1)	415
Net income attributable to Eaton ordinary shareholders	$416	$(1)	$415

	Nine months ended September 30, 2018
Consolidated Statements of Income	As Reported	Adjustment	Balances without Adoption of ASC 606
Net sales	$16,150	$(23)	$16,127
Cost of products sold	10,841	(14)	10,827
Income before income taxes	1,698	(9)	1,689
Income tax expense	184	(2)	182
Net income	1,514	(7)	1,507
Net income attributable to Eaton ordinary shareholders	$1,514	$(7)	$1,507

	September 30, 2018
Condensed Consolidated Balance Sheets	As Reported	Adjustment	Balances without Adoption of ASC 606
Assets
Accounts receivable - net	$4,027	$58	$4,085
Inventory	2,835	13	2,848
Prepaid expenses and other current assets	500	(105)	395
Deferred income taxes	241	(1)	240

Liabilities and shareholders’ equity
Other current liabilities	$2,167	$(30)	$2,137
Eaton shareholders' equity	$16,789	$(5)	$16,784

Note 5.	RESTRUCTURING CHARGES
During 2015, Eaton announced its commitment to undertake actions to reduce its cost structure in all business segments and at corporate. The multi-year initiative concluded at the end of 2017.
A summary of liabilities related to workforce reductions, plant closings and other associated costs announced as part of this program follows:

	Workforce reductions	Plant closings and other	Total
Balance at December 31, 2016	$113	$1	$114
Liability recognized	57	59	116
Payments	(102)	(39)	(141)
Other adjustments	(1)	(16)	(17)
Balance at December 31, 2017	67	5	72
Payments	(29)	(4)	(33)
Other adjustments	(14)	—	(14)
Balance at September 30, 2018	$24	$1	$25

Note 6.	GOODWILL
Change in the carrying amount of goodwill by segment follows:

	December 31, 2017	Translation	September 30, 2018
Electrical Products	$6,678	$(87)	$6,591
Electrical Systems and Services	4,311	(40)	4,271
Hydraulics	1,257	(50)	1,207
Aerospace	947	(4)	943
Vehicle	294	(2)	292
eMobility	81	—	81
Total	$13,568	$(183)	$13,385

Eaton re-segmented certain reportable operating segments due to a reorganization of the Company's businesses. The new reportable business segment is eMobility (which includes certain legacy Electrical Products and Vehicle product lines). The Company used the relative fair value method to reallocate goodwill to the associated reporting units.

Note 7.    RETIREMENT BENEFITS PLANS
The components of retirement benefits expense follow:

	United States pension benefit expense		Non-United States pension benefit expense		Other postretirement benefits expense
	Three months ended September 30
	2018	2017	2018	2017	2018	2017
Service cost	$25	$24	$16	$18	$1	$1
Interest cost	30	30	13	14	3	4
Expected return on plan assets	(63)	(61)	(27)	(24)	—	(1)
Amortization	24	21	9	13	(4)	(3)
	16	14	11	21	—	1
Settlements	13	17	1	4	—	—
Total expense	$29	$31	$12	$25	$—	$1

	United States pension benefit expense		Non-United States pension benefit expense		Other postretirement benefits expense
	Nine months ended September 30
	2018	2017	2018	2017	2018	2017
Service cost	$75	$72	$48	$53	$2	$2
Interest cost	91	92	40	41	10	11
Expected return on plan assets	(190)	(183)	(80)	(70)	(2)	(3)
Amortization	71	62	29	38	(10)	(9)
	47	43	37	62	—	1
Settlements	38	51	1	4	—	—
Total expense	$85	$94	$38	$66	$—	$1

The components of retirement benefits expense other than service costs are included in Other expense - net.

Note 8.	LEGAL CONTINGENCIES

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

In December 2011, Pepsi-Cola Metropolitan Bottling Company, Inc. (“Pepsi”) filed an action against (a) Cooper Industries, LLC, Cooper Industries, Ltd., Cooper Holdings, Ltd., Cooper US, Inc., and Cooper Industries plc (collectively, “Cooper”), (b) M&F Worldwide Corp., Mafco Worldwide Corp., Mafco Consolidated Group LLC, and PCT International Holdings, Inc. (collectively, “Mafco”), and (c) the Pneumo Abex Asbestos Claims Settlement Trust (the “Trust”) in Texas state court. Pepsi alleged that it was harmed by a 2011 settlement agreement (“2011 Settlement”) among Cooper, Mafco, and Pneumo Abex, LLC (“Pneumo,” which prior to the 2011 Settlement was a Mafco subsidiary), which settlement resolved litigation that Pneumo had previously brought against Cooper involving, among other things, a guaranty related to Pneumo’s friction products business. In November 2015, after a Texas court ruled that Pepsi's claims should be heard in arbitration, Pepsi filed a demand for arbitration against Cooper, Mafco, the Trust, and Pneumo. Pepsi subsequently dropped claims against all parties except Cooper. An arbitration under the auspices of the American Arbitration Association commenced in October 2017. Pepsi’s experts opined, among other things, that the value contributed to the Trust for a release of the guaranty was below reasonably equivalent value, and that an inability of Pneumo to satisfy future liabilities could result in plaintiffs suing Pepsi under various theories. Cooper submitted various expert reports and, among other things, Cooper’s experts opined that Pepsi had no basis to seek any damages and that Cooper paid reasonably equivalent value for the release of its indemnity obligations under the guaranty. The arbitration proceedings closed in December 2017. On July 11, 2018, the arbitration panel made certain findings and concluded that the value contributed to the Trust did not constitute reasonably equivalent value, but ordered the parties to recalculate the amount that should have been contributed to the Trust as of the date of the 2011 transaction. Based on the findings made by the panel and the recalculation ordered by the panel, Cooper believed that no additional amount should be contributed. Pepsi argued that an additional $347 should be contributed. Cooper and its expert disagreed with Pepsi’s argument and believed that Pepsi’s recalculation was flawed and failed to comply with the instructions of the panel. On August 23, 2018, the panel issued its final award and ordered Cooper to pay $293 to Pneumo Abex. On August 30, 2018, Pepsi sought to confirm the award in Texas state court, which Cooper opposed on October 9, 2018. Cooper further requested that the court vacate the award on various grounds, including that Cooper was prejudiced by the conduct of the proceedings, the panel exceeded its powers, and because the panel denied Cooper a full and fair opportunity to present certain evidence. The court confirmed the award at the confirmation hearing, which was held on October 12, 2018. The Company is considering its options, including an appeal.

Note 9.	INCOME TAXES

The effective income tax rate for the third quarter and the first nine months of 2018 was expense of 5.2% and 10.8% compared to expense of 17.3% and 13.9% for the third quarter and first nine months of 2017. The tax rate for the third quarter and first nine months of 2018 includes $69 of tax benefit on the arbitration decision expense which was recorded during the third quarter and is discussed in Note 8. The tax rate for the third quarter and first nine months of 2017 includes $234 of tax expense on the gain related to the sale of a business discussed in Note 2, which closed during the third quarter of 2017. Excluding the one-time impacts of the 2018 arbitration decision and the 2017 sale of a business, the effective income tax rate for both the third quarter and first nine months of 2018 was expense of 12.8% compared to expense of 9.6% and 8.9% for the third quarter and first nine months of 2017. The increase in the effective tax rate in the third quarter and first nine months of 2018 was due to greater levels of income in higher tax jurisdictions.

The U.S. Tax Cuts and Jobs Act (“TCJA”) was enacted on December 22, 2017 and the Company recorded a provisional tax benefit amount of $62 in the fourth quarter of 2017 for the remeasurement of deferred tax balances, including valuation allowances related to the realization of deferred tax assets, and the one-time transition tax. The Company continues to analyze aspects of the TCJA, including additional regulations and guidance which may impact the provisional amounts recorded for the remeasurement of deferred tax balances and related valuation allowances, and the one-time transition tax. The Company recorded a $17 tax expense adjustment to the 2017 provisional tax amounts in the third quarter of 2018, primarily related to the one-time transition tax, resulting in a cumulative provisional tax benefit amount of $45 related to the enactment of the TCJA. The Company will finalize its accounting for the 2017 tax impact of the TCJA in the fourth quarter of 2018.

During the third quarter of 2018, the United States Internal Revenue Service (“IRS”) completed its examination of the consolidated income tax returns of the Company’s United States subsidiaries for tax years 2011 through 2013 and has proposed adjustments to certain transfer pricing tax positions, including adjustments similar to those proposed and previously disclosed for prior audit periods for products manufactured in the Company’s facilities in Puerto Rico and the Dominican Republic and sold to affiliated companies located in the U.S. The IRS also proposed adjustments involving the recognition of income for several of the Company’s controlled foreign corporations, which is the same issue that has been previously disclosed and is currently in litigation for tax years 2007-2010. The Company intends to pursue its administrative appeals alternatives with respect to each of the IRS adjustments and believes that final resolution of the proposed adjustments will not have a material impact on its consolidated financial statements.

During 2010, the Company received a tax assessment of $42 (translated at the September 30, 2018 exchange rate), plus interest and penalties, in Brazil for the tax years 2005 through 2008 that relates to the amortization of certain goodwill generated from the acquisition of third-party businesses and corporate reorganizations. On August 31, 2018, the Company received an unfavorable result at the final tax administrative appeals level, resulting in an alleged tax deficiency of $42 plus $128 of interest and penalties (translated at the September 30, 2018 exchange rate). The Company plans to challenge the assessment in the judicial system, which is expected to take up to 10 years to resolve. During 2014, the Company received a tax assessment of $32 (translated at the September 30, 2018 exchange rate), plus interest and penalties, for the 2009 through 2012 tax years (primarily relating to the same issues concerning the 2005 through 2008 tax years), which the Company is also contesting and remains under review at the final tax administrative appeals level. The Company continues to believe that final resolution of both of the assessments will not have a material impact on its consolidated financial statements.

Note 10. EQUITY
During the nine months ended September 30, 2018, 7.7 million ordinary shares were repurchased under the 2016 Program in the open market at a total cost of $600. No ordinary shares were repurchased during the three months ended September 30, 2018. During the three and nine months ended September 30, 2017, 4.4 million and 10.7 million ordinary shares, respectively, were repurchased under the 2016 Program in the open market at a total cost of $324 and $789, respectively.
The changes in Shareholders’ equity follow:

	Eaton shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2017	$17,253	$37	$17,290
Cumulative-effect adjustment upon adoption of ASU 2014-09	(2)	—	(2)
Cumulative-effect adjustment upon adoption of ASU 2016-16	(199)	—	(199)
Net income	1,514	—	1,514
Other comprehensive loss	(426)	—	(426)
Cash dividends paid	(864)	(1)	(865)
Issuance of shares under equity-based compensation plans - net	78	—	78
Repurchase of shares	(600)	—	(600)
Changes in noncontrolling interest - net	—	(1)	(1)
Balance at September 30, 2018	$16,754	$35	$16,789
The changes in Accumulated other comprehensive loss follow:

	Currency translation and related hedging instruments	Pensions and other postretirement benefits	Cash flow hedges	Total
Balance at December 31, 2017	$(2,255)	$(1,139)	$(10)	$(3,404)
Other comprehensive (loss) income before reclassifications	(546)	20	(11)	(537)
Amounts reclassified from Accumulated other comprehensive loss	—	102	9	111
Net current-period Other comprehensive (loss) income	(546)	122	(2)	(426)
Balance at September 30, 2018	$(2,801)	$(1,017)	$(12)	$(3,830)
The reclassifications out of Accumulated other comprehensive loss follow:

	Nine months ended September 30, 2018		Consolidated statements of income classification
Amortization of defined benefit pensions and other postretirement benefits items
Actuarial loss and prior service cost	$(129)	[1]
Tax benefit	27
Total, net of tax	(102)

Gains and (losses) on cash flow hedges
Currency exchange contracts	(12)		Cost of products sold
Tax benefit	3
Total, net of tax	(9)

Total reclassifications for the period	$(111)
1 These components of Accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 7 for additional information about pension and other postretirement benefits items.

Net Income Per Share Attributable to Eaton Ordinary Shareholders
A summary of the calculation of net income per share attributable to Eaton ordinary shareholders follows:

	Three months ended September 30		Nine months ended September 30
(Shares in millions)	2018	2017	2018	2017
Net income attributable to Eaton ordinary shareholders	$416	$1,401	$1,514	$2,351

Weighted-average number of ordinary shares outstanding - diluted	436.3	445.2	438.4	448.3
Less dilutive effect of equity-based compensation	2.8	2.6	2.6	2.4
Weighted-average number of ordinary shares outstanding - basic	433.5	442.6	435.8	445.9

Net income per share attributable to Eaton ordinary shareholders
Diluted	$0.95	$3.14	$3.45	$5.24
Basic	0.96	3.16	3.47	5.27
For the third quarter and first nine months of 2018, 0.5 million and 0.4 million stock options, respectively, were excluded from the calculation of diluted net income per share attributable to Eaton ordinary shareholders because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive. For the third quarter and first nine months of 2017, 0.2 million and 0.6 million stock options, respectively, were excluded from the calculation of diluted net income per share attributable to Eaton ordinary shareholders because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive.

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
A summary of financial instruments recognized at fair value, and the fair value measurements used, follows:

	Total	Level 1	Level 2	Level 3
September 30, 2018
Cash	$327	$327	$—	$—
Short-term investments	178	178	—	—
Net derivative contracts	(59)	—	(59)	—

December 31, 2017
Cash	$561	$561	$—	$—
Short-term investments	534	534	—	—
Net derivative contracts	36	—	36	—
Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities. No financial instruments were measured using unobservable inputs.
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $7,163 and fair value of $7,137 at September 30, 2018 compared to $7,745 and $8,048, respectively, at December 31, 2017. The fair value of Eaton's debt instruments were estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities, and are considered a Level 2 fair value measurement.

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
Eaton uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against foreign currency exposure (net investment hedges). Foreign currency denominated debt designated as non-derivative net investment hedging instruments on an after-tax basis was $88 at September 30, 2018 and $88 at December 31, 2017, and designated on a pre-tax basis was $631 at September 30, 2018 and $652 at December 31, 2017.

Derivative Financial Statement Impacts
The fair value of derivative financial instruments recognized in the Condensed Consolidated Balance Sheets follows:

	Notional amount	Other current assets	Other noncurrent assets	Other current liabilities	Other noncurrent liabilities	Type of hedge	Term
September 30, 2018
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$2,550	$1	$16	$1	$62	Fair value	9 months to 16 years
Currency exchange contracts	954	12	2	21	5	Cash flow	1 to 36 months
Total		$13	$18	$22	$67

Derivatives not designated as hedges
Currency exchange contracts	$7,616	$33		$33			1 to 12 months
Commodity contracts	13	—		1			1 to 12 months
Total		$33		$34

December 31, 2017
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$2,965	$1	$41	$—	$17	Fair value	6 months to 17 years
Currency exchange contracts	924	7	7	22	2	Cash flow	1 to 36 months
Total		$8	$48	$22	$19

Derivatives not designated as hedges
Currency exchange contracts	$3,719	$39		$19			1 to 12 months
Commodity contracts	13	1		—			1 to 12 months
Total		$40		$19
The currency exchange contracts shown in the table above as derivatives not designated as hedges are primarily contracts entered into to manage currency volatility or exposure on intercompany receivables, payables and loans. While Eaton does not elect hedge accounting treatment for these derivatives, Eaton targets managing 100% of the intercompany balance sheet exposure to minimize the effect of currency volatility related to the movement of goods and services in the normal course of its operations. This activity represents the great majority of these currency exchange contracts. For the nine months ended September 30,  2018, $122 of cash outflow resulting from the settlement of these derivatives has been classified in investing activities on the Condensed Consolidated Statement of Cash Flows. The cash flow from the settlement of these derivatives has been presented in operating activities in prior periods and have not been restated as such amounts are not material.

The impact of derivative instruments to the Consolidated Statement of Income and Comprehensive Income follow:

	Gain (loss) recognized in other comprehensive (loss) income		Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	Three months ended September 30			Three months ended September 30
	2018	2017		2018	2017
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	$—	$(10)	Interest expense - net	$—	$—
Interest rate locks	—	(9)	Interest expense - net	—	—
Currency exchange contracts	(12)	(6)	Cost of products sold	(4)	(7)
Total	$(12)	$(25)		$(4)	$(7)

	Gain (loss) recognized in other comprehensive (loss) income		Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	Nine months ended September 30			Nine months ended September 30
	2018	2017		2018	2017
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	$—	$(15)	Interest expense - net	$—	$—
Interest rate locks	—	(9)	Interest expense - net	—	—
Currency exchange contracts	(14)	(5)	Cost of products sold	(12)	(12)
Total	$(14)	$(29)		$(12)	$(12)

Amounts recognized in net income follow:

	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
Derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps	$(12)	$(4)	$(71)	$(7)
Related long-term debt converted to floating interest rates by interest rate swaps	12	4	71	7
	$—	$—	$—	$—
Gains and losses described above were recognized in Interest expense - net.

Note 13.    INVENTORY
Inventory is carried at lower of cost or net realizable value. The components of inventory follow:

	September 30, 2018	December 31, 2017
Raw materials	$1,094	$953
Work-in-process	531	471
Finished goods	1,210	1,196
Total inventory	$2,835	$2,620

Note 14.	BUSINESS SEGMENT INFORMATION
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

	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
Net sales
Electrical Products	$1,789	$1,785	$5,327	$5,167
Electrical Systems and Services	1,519	1,421	4,413	4,168
Hydraulics	670	634	2,103	1,854
Aerospace	478	438	1,399	1,303
Vehicle	876	858	2,668	2,489
eMobility	80	75	240	210
Total net sales	$5,412	$5,211	$16,150	$15,191

Segment operating profit
Electrical Products	$343	$330	$984	$915
Electrical Systems and Services	234	196	628	545
Hydraulics	94	80	285	214
Aerospace	105	84	284	244
Vehicle	166	150	464	399
eMobility	10	16	35	40
Total segment operating profit	952	856	2,680	2,357

Corporate
Amortization of intangible assets	(95)	(98)	(289)	(288)
Interest expense - net	(67)	(60)	(205)	(181)
Pension and other postretirement benefits expense	(3)	(16)	(4)	(38)
Gain on sale of business	—	1,077	—	1,077
Arbitration decision expense	(275)	—	(275)	—
Other corporate expense - net	(73)	(65)	(209)	(194)
Income before income taxes	439	1,694	1,698	2,733
Income tax expense	23	293	184	381
Net income	416	1,401	1,514	2,352
Less net income for noncontrolling interests	—	—	—	(1)
Net income attributable to Eaton ordinary shareholders	$416	$1,401	$1,514	$2,351

Note 15.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
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

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018
	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$1,808	$1,814	$3,134	$(1,344)	$5,412

Cost of products sold	—	1,417	1,322	2,202	(1,344)	3,597
Selling and administrative expense	2	355	197	335	—	889
Research and development expense	—	33	37	68	—	138
Interest expense (income) - net	—	68	3	(4)	—	67
Arbitration decision expense	—	—	275	—	—	275
Other expense (income) - net	(3)	11	4	(5)	—	7
Equity in loss (earnings) of subsidiaries, net of tax	(430)	(212)	(915)	(446)	2,003	—
Intercompany expense (income) - net	15	33	579	(627)	—	—
Income (loss) before income taxes	416	103	312	1,611	(2,003)	439
Income tax expense (benefit)	—	(10)	(91)	124	—	23
Net income (loss)	416	113	403	1,487	(2,003)	416
Less net loss (income) for noncontrolling interests	—	—	—	—	—	—
Net income (loss) attributable to Eaton ordinary shareholders	$416	$113	$403	$1,487	$(2,003)	$416

Other comprehensive income (loss)	$(98)	$(10)	$(94)	$(239)	$343	$(98)
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$318	$103	$309	$1,248	$(1,660)	$318

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017
	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$1,695	$1,732	$3,160	$(1,376)	$5,211

Cost of products sold	—	1,321	1,263	2,255	(1,373)	3,466
Selling and administrative expense	3	347	203	349	—	902
Research and development expense	—	45	46	56	—	147
Interest expense (income) - net	—	62	4	(6)	—	60
Gain on sale of business	—	560	—	517	—	1,077
Other expense (income) - net	23	10	(31)	17	—	19
Equity in loss (earnings) of subsidiaries, net of tax	(1,575)	(221)	(1,768)	(1,699)	5,263	—
Intercompany expense (income) - net	148	(39)	349	(458)	—	—
Income (loss) before income taxes	1,401	730	1,666	3,163	(5,266)	1,694
Income tax expense (benefit)	—	191	9	94	(1)	293
Net income (loss)	1,401	539	1,657	3,069	(5,265)	1,401
Less net loss (income) for noncontrolling interests	—	—	—	—	—	—
Net income (loss) attributable to Eaton ordinary shareholders	$1,401	$539	$1,657	$3,069	$(5,265)	$1,401

Other comprehensive income (loss)	$199	$(18)	$202	$443	$(627)	$199
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$1,600	$521	$1,859	$3,512	$(5,892)	$1,600

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$5,306	$5,304	$9,567	$(4,027)	$16,150

Cost of products sold	—	4,196	3,847	6,824	(4,026)	10,841
Selling and administrative expense	8	1,093	575	1,003	—	2,679
Research and development expense	—	109	113	217	—	439
Interest expense (income) - net	—	203	11	(11)	2	205
Arbitration decision expense	—	—	275	—	—	275
Other expense (income) - net	(22)	25	31	(21)	—	13
Equity in loss (earnings) of subsidiaries, net of tax	(1,531)	(709)	(2,652)	(1,760)	6,652	—
Intercompany expense (income) - net	31	35	1,623	(1,689)	—	—
Income (loss) before income taxes	1,514	354	1,481	5,004	(6,655)	1,698
Income tax expense (benefit)	—	(23)	(119)	327	(1)	184
Net income (loss)	1,514	377	1,600	4,677	(6,654)	1,514
Less net loss (income) for noncontrolling interests	—	—	—	—	—	—
Net income (loss) attributable to Eaton ordinary shareholders	$1,514	$377	$1,600	$4,677	$(6,654)	$1,514

Other comprehensive income (loss)	$(426)	$(40)	$(407)	$(1,012)	$1,459	$(426)
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$1,088	$337	$1,193	$3,665	$(5,195)	$1,088

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$4,963	$5,114	$9,199	$(4,085)	$15,191

Cost of products sold	—	3,944	3,753	6,604	(4,080)	10,221
Selling and administrative expense	9	1,056	601	1,003	—	2,669
Research and development expense	—	139	134	167	—	440
Interest expense (income) - net	—	180	15	(14)	—	181
Gain on sale of a business	—	560	—	517	—	1,077
Other expense (income) - net	71	35	(68)	(14)	—	24
Equity in loss (earnings) of subsidiaries, net of tax	(2,863)	(554)	(3,410)	(3,098)	9,925	—
Intercompany expense (income) - net	432	(133)	1,046	(1,345)	—	—
Income (loss) before income taxes	2,351	856	3,043	6,413	(9,930)	2,733
Income tax expense (benefit)	—	191	28	164	(2)	381
Net income (loss)	2,351	665	3,015	6,249	(9,928)	2,352
Less net loss (income) for noncontrolling interests	—	—	—	(2)	1	(1)
Net income (loss) attributable to Eaton ordinary shareholders	$2,351	$665	$3,015	$6,247	$(9,927)	$2,351

Other comprehensive income (loss)	$785	$67	$787	$1,668	$(2,522)	$785
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$3,136	$732	$3,802	$7,915	$(12,449)	$3,136

CONDENSED CONSOLIDATING BALANCE SHEETS SEPTEMBER 30, 2018

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Assets
Current assets
Cash	$1	$36	$14	$276	$—	$327
Short-term investments	—	—	—	178	—	178
Accounts receivable - net	—	532	1,430	2,065	—	4,027
Intercompany accounts receivable	5	1,573	1,901	3,194	(6,673)	—
Inventory	—	553	789	1,577	(84)	2,835
Prepaid expenses and other current assets	—	115	35	333	17	500
Total current assets	6	2,809	4,169	7,623	(6,740)	7,867

Property, plant and equipment - net	—	839	683	1,924	—	3,446

Other noncurrent assets
Goodwill	—	1,330	6,705	5,350	—	13,385
Other intangible assets	—	131	3,091	1,727	—	4,949
Deferred income taxes	—	313	—	236	(308)	241
Investment in subsidiaries	15,997	9,689	54,498	25,524	(105,708)	—
Intercompany loans receivable	2,622	3,693	6,987	63,179	(76,481)	—
Other assets	—	720	172	848	—	1,740
Total assets	$18,625	$19,524	$76,305	$106,411	$(189,237)	$31,628

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$4	$65	$—	$13	$—	$82
Current portion of long-term debt	—	426	—	—	—	426
Accounts payable	—	459	458	1,248	—	2,165
Intercompany accounts payable	23	1,255	3,756	1,639	(6,673)	—
Accrued compensation	—	106	58	263	—	427
Other current liabilities	1	539	594	1,034	(1)	2,167
Total current liabilities	28	2,850	4,866	4,197	(6,674)	5,267

Noncurrent liabilities
Long-term debt	—	5,772	953	8	4	6,737
Pension liabilities	—	325	87	748	—	1,160
Other postretirement benefits liabilities	—	183	90	71	—	344
Deferred income taxes	—	1	480	174	(308)	347
Intercompany loans payable	1,843	4,585	68,714	1,339	(76,481)	—
Other noncurrent liabilities	—	355	265	364	—	984
Total noncurrent liabilities	1,843	11,221	70,589	2,704	(76,785)	9,572

Shareholders’ equity
Eaton shareholders' equity	16,754	5,453	850	99,475	(105,778)	16,754
Noncontrolling interests	—	—	—	35	—	35
Total equity	16,754	5,453	850	99,510	(105,778)	16,789
Total liabilities and equity	$18,625	$19,524	$76,305	$106,411	$(189,237)	$31,628

CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2017

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Assets
Current assets
Cash	$—	$183	$18	$360	$—	$561
Short-term investments	—	—	—	534	—	534
Accounts receivable - net	—	482	1,376	2,085	—	3,943
Intercompany accounts receivable	8	2,864	5,117	2,715	(10,704)	—
Inventory	—	473	737	1,493	(83)	2,620
Prepaid expenses and other current assets	—	229	145	277	28	679
Total current assets	8	4,231	7,393	7,464	(10,759)	8,337

Property, plant and equipment - net	—	859	702	1,941	—	3,502

Other noncurrent assets
Goodwill	—	1,316	6,705	5,547	—	13,568
Other intangible assets	—	138	3,206	1,921	—	5,265
Deferred income taxes	—	356	6	215	(324)	253
Investment in subsidiaries	15,045	9,466	73,737	39,873	(138,121)	—
Intercompany loans receivable	3,122	7,089	2,909	61,427	(74,547)	—
Other assets	—	748	166	784	—	1,698
Total assets	$18,175	$24,203	$94,824	$119,172	$(223,751)	$32,623

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$—	$—	$—	$6	$—	$6
Current portion of long-term debt	—	542	36	—	—	578
Accounts payable	—	533	328	1,305	—	2,166
Intercompany accounts payable	4	4,916	4,381	1,403	(10,704)	—
Accrued compensation	—	128	65	260	—	453
Other current liabilities	1	566	317	989	(1)	1,872
Total current liabilities	5	6,685	5,127	3,963	(10,705)	5,075

Noncurrent liabilities
Long-term debt	—	6,180	976	9	2	7,167
Pension liabilities	—	341	89	796	—	1,226
Other postretirement benefits liabilities	—	192	96	74	—	362
Deferred income taxes	—	—	607	255	(324)	538
Intercompany loans payable	917	3,808	68,685	1,137	(74,547)	—
Other noncurrent liabilities	—	314	273	378	—	965
Total noncurrent liabilities	917	10,835	70,726	2,649	(74,869)	10,258

Shareholders’ equity
Eaton shareholders' equity	17,253	6,683	18,971	112,523	(138,177)	17,253
Noncontrolling interests	—	—	—	37	—	37
Total equity	17,253	6,683	18,971	112,560	(138,177)	17,290
Total liabilities and equity	$18,175	$24,203	$94,824	$119,172	$(223,751)	$32,623

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash provided by (used in) operating activities	$(12)	$(163)	$394	$1,707	$(88)	$1,838

Investing activities
Capital expenditures for property, plant and equipment	—	(75)	(74)	(262)	—	(411)
Sales (purchases) of short-term investments - net	—	—	—	329	—	329
Investments in affiliates	—	(36)	—	—	36	—
Loans to affiliates	—	(100)	(84)	(4,764)	4,948	—
Repayments of loans from affiliates	—	647	957	3,892	(5,496)	—
Proceeds from sale of business	—	—	—	—	—	—
Payments for settlement of currency exchange contracts not designated as hedges - net	—	11	—	(133)	—	(122)
Other - net	—	(26)	3	(29)	—	(52)
Net cash provided by (used in) investing activities	—	421	802	(967)	(512)	(256)

Financing activities
Proceeds from borrowings	4	65	—	11	—	80
Payments on borrowings	—	(450)	(35)	(1)	—	(486)
Proceeds from borrowings from affiliates	2,671	1,995	182	100	(4,948)	—
Payments on borrowings from affiliates	(1,226)	(2,775)	(655)	(840)	5,496	—
Capital contributions from affiliates	—	—	—	36	(36)	—
Other intercompany financing activities	—	777	(687)	(90)	—	—
Cash dividends paid	(864)	—	—	—	—	(864)
Cash dividends paid to affiliates	—	—	—	(88)	88	—
Exercise of employee stock options	28	—	—	—	—	28
Repurchase of shares	(600)	—	—	—	—	(600)
Employee taxes paid from shares withheld	—	(16)	(5)	(3)	—	(24)
Other - net	—	(1)	—	(1)	—	(2)
Net cash provided by (used in) financing activities	13	(405)	(1,200)	(876)	600	(1,868)

Effect of currency on cash	—	—	—	52	—	52
Total increase (decrease) in cash	1	(147)	(4)	(84)	—	(234)
Cash at the beginning of the period	—	183	18	360	—	561
Cash at the end of the period	$1	$36	$14	$276	$—	$327

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash provided by (used in) operating activities	$528	$(228)	$1,063	$2,036	$(1,612)	$1,787

Investing activities
Capital expenditures for property, plant and equipment	—	(63)	(77)	(211)	—	(351)
Cash received from (paid for) acquisitions of affiliates	—	—	(92)	92	—	—
Sales (purchases) of short-term investments - net	—	—	(50)	(571)	—	(621)
Investments in affiliates	(90)	(108)	—	(90)	288	—
Return of investments in affiliates	—	—	20	—	(20)	—
Loans to affiliates	—	(17)	(283)	(4,471)	4,771	—
Repayments of loans from affiliates	—	291	384	3,478	(4,153)	—
Proceeds from sale of businesses	—	330	—	270	—	600
Other - net	—	(36)	1	(28)	—	(63)
Net cash provided by (used in) investing activities	(90)	397	(97)	(1,531)	886	(435)

Financing activities
Proceeds from borrowings	—	1,000	—	—	—	1,000
Payments on borrowings	—	(250)	(297)	(6)	—	(553)
Proceeds from borrowings from affiliates	1,917	1,873	966	15	(4,771)	—
Payments on borrowings from affiliates	(822)	(2,904)	(352)	(75)	4,153	—
Capital contributions from affiliates	—	—	90	198	(288)	—
Return of capital to affiliates	—	—	—	(20)	20	—
Other intercompany financing activities	—	219	(486)	267	—	—
Cash dividends paid	(803)	—	—	—	—	(803)
Cash dividends paid to affiliates	—	—	(803)	(809)	1,612	—
Exercise of employee stock options	59	—	—	—	—	59
Repurchase of shares	(789)	—	—	—	—	(789)
Employee taxes paid from shares withheld	—	(14)	(4)	(3)	—	(21)
Other - net	—	(4)	(1)	(3)	—	(8)
Net cash provided by (used in) financing activities	(438)	(80)	(887)	(436)	726	(1,115)

Effect of currency on cash	—	—	—	11	—	11
Total increase (decrease) in cash	—	89	79	80	—	248
Cash at the beginning of the period	1	92	12	438	—	543
Cash at the end of the period	$1	$181	$91	$518	$—	$791

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Amounts are in millions of dollars or shares unless indicated otherwise (per share data assume dilution).

COMPANY OVERVIEW
Eaton Corporation plc (Eaton or the Company) is a power management company with 2017 net sales of $20.4 billion. The Company provides energy-efficient solutions that help its customers effectively manage electrical, hydraulic, and mechanical power more efficiently, safely, and sustainably. Eaton has approximately 98,000 employees in over 60 countries and sells products to customers in more than 175 countries.
Summary of Results of Operations
A summary of Eaton’s Net sales, Net income attributable to Eaton ordinary shareholders, and Net income per share attributable to Eaton ordinary shareholders - diluted follows:

	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
Net sales	$5,412	$5,211	$16,150	$15,191
Net income attributable to Eaton ordinary shareholders	416	1,401	1,514	2,351
Net income per share attributable to Eaton ordinary shareholders - diluted	$0.95	$3.14	$3.45	$5.24
As discussed in Note 8, certain Eaton subsidiaries acquired in the 2012 acquisition of Cooper Industries have been ordered to pay $293 by an arbitration panel. The panel’s award, issued on August 23, 2018, relate to claims brought by Pepsi-Cola Metropolitan Bottling Company, Inc. (“Pepsi”) in 2011. A Texas state court confirmed the arbitration award at the confirmation hearing, which was held on October 12, 2018. The Company is considering its options, including an appeal. The impact of the arbitration award was an after-tax expense of $206 in the third quarter 2018, reducing third quarter earnings per share by $0.48.
During the first quarter of 2018, Eaton re-segmented certain reportable operating segments due to a reorganization of the Company's businesses. The new reportable business segment is eMobility (which includes certain legacy Electrical Products and Vehicle product lines). For those reportable segments that were re-segmented, previously reported segment financial information has been updated for 2017. For additional information regarding the re-segmentation, see Note 14 to the Condensed Consolidated Financial Statements. The re-segmentation did not impact previously reported consolidated results of operations. For additional information regarding Eaton’s business segments, see Note 15 to the Consolidated Financial Statements contained in the 2017 Form 10-K.
On July 31, 2017, Eaton sold a 50% interest in its heavy-duty and medium-duty commercial vehicle automated transmission business for $600 in cash to Cummins, Inc. In 2017, the Company recognized a pre-tax gain of $1,077, of which $533 related to the pre-tax gain from the $600 proceeds from the sale and $544 related to the Company’s remaining 50% investment in the joint venture being remeasured to fair value. The after-tax gain was $843. Eaton accounts for its investment on the equity method of accounting.

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

Consolidated Financial Results

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
	2018	2017		2018	2017
Net sales	$5,412	$5,211	4%	$16,150	$15,191	6%
Gross profit	1,815	1,745	4%	5,309	4,970	7%
Percent of net sales	33.5%	33.5%		32.9%	32.7%
Income before income taxes	439	1,694	(74)%	1,698	2,733	(38)%
Net income	416	1,401	(70)%	1,514	2,352	(36)%
Less net income for noncontrolling interests	—	—		—	(1)
Net income attributable to Eaton ordinary shareholders	416	1,401	(70)%	1,514	2,351	(36)%
Excluding acquisition integration charges, after-tax (Note 3)	—	1		—	2
Adjusted earnings	$416	$1,402	(70)%	$1,514	$2,353	(36)%

Net income per share attributable to Eaton ordinary shareholders - diluted	$0.95	$3.14	(70)%	$3.45	$5.24	(34)%
Excluding per share impact of acquisition integration charges, after-tax (Note 3)	—	—		—	—
Adjusted earnings per ordinary share	$0.95	$3.14	(70)%	$3.45	$5.24	(34)%
Net Sales
Net sales increased 4% in the third quarter of 2018 compared to the third quarter of 2017 due to an increase of 6% in organic sales, partially offset by a decrease of 1% from the impact of negative currency translation and a decrease of 1% from the sale of a business as part of the formation of the Eaton Cummins joint venture and a stake in a small electrical joint venture in the second half of 2017. Net sales increased 6% in the first nine months of 2018 compared to the first nine months of 2017 due to an increase of 6% in organic sales and an increase of 1% from the impact of positive currency translation, partially offset by a decrease of 1% from the sale of a business and a stake in a joint venture in the second half of 2017. The increase in organic sales in the third quarter and first nine months of 2018 was primarily due to higher sales volumes in all business segments.
Gross Profit
Gross profit margin was flat at 33.5% in the third quarter of 2018 compared to the third quarter of 2017. Gross profit margin increased from 32.7% in the first nine months of 2017 to 32.9% in the first nine months of 2018 primarily due to higher sales volumes and savings from restructuring actions, partially offset by commodity inflation and increased freight costs.
Income Taxes
The effective income tax rate for the third quarter and the first nine months of 2018 was expense of 5.2% and 10.8% compared to expense of 17.3% and 13.9% for the third quarter and first nine months of 2017. The tax rate for the third quarter and first nine months of 2018 includes $69 of tax benefit on the arbitration decision expense which was recorded during the third quarter and is discussed in Note 8. The tax rate for the third quarter and first nine months of 2017 includes $234 of tax expense on the gain related to the sale of a business discussed in Note 2, which closed during the third quarter of 2017. Excluding the one-time impacts of the 2018 arbitration decision and the 2017 sale of a business, the effective income tax rate for both the third quarter and first nine months of 2018 was expense of 12.8% compared to expense of 9.6% and 8.9% for the third quarter and first nine months of 2017. The increase in the effective tax rate in the third quarter and first nine months of 2018 was due to greater levels of income in higher tax jurisdictions.

Net Income
Net income attributable to Eaton ordinary shareholders of $416 in the third quarter of 2018 decreased 70% compared to Net income attributable to Eaton ordinary shareholders of $1,401 in the third quarter of 2017. Net income attributable to Eaton ordinary shareholders of $1,514 in the first nine months of 2018 decreased 36% compared to Net income attributable to Eaton ordinary shareholders of $2,351 in the first nine months of 2017. Net income in 2018 included after-tax expense of $206 from the arbitration decision discussed in Note 8, and 2017 included $843 from the after-tax gain on the sale of the business discussed in Note 2. Excluding these items, the increase in Net income attributable to Eaton ordinary shareholders in the third quarter and first nine months of 2018 was primarily due to higher sales volumes, savings from restructuring actions and lower restructuring costs, partially offset by commodity inflation and increased freight costs.
Net income per ordinary share decreased to $0.95 in the third quarter of 2018 compared to $3.14 in the third quarter of 2017. Net income per ordinary share decreased to $3.45 in the first nine months of 2018 compared to $5.24 in the first nine months of 2017. Net income per ordinary share in the third quarter and first nine months of 2018 both included an unfavorable $0.48 from the arbitration decision expense discussed in Note 8. Net income per ordinary share in the third quarter and first nine months of 2017 included $1.89 and $1.88, respectively from the gain on sale of business discussed in Note 2. Excluding these items, Net income per ordinary share increased in the third quarter and first nine months of 2018 due to higher Net income attributable to Eaton ordinary shareholders and the Company's share repurchases over the past year.
Adjusted Earnings
There were no acquisition integration charges in the third quarter and first nine months of 2018 compared to $1 and $2 in the third quarter and first nine months of 2017, which resulted in the same percent decrease for both Net income attributable to Eaton ordinary shareholders and Adjusted earnings for the respective periods.
There was no impact of excluding the per share impact of acquisition integration charges from Net income attributable to Eaton ordinary shareholders to arrive at Adjusted earnings per ordinary share for the third quarter and first nine months of 2018 and 2017.
Business Segment Results of Operations
The following is a discussion of Net sales, operating profit and operating margin by business segment, which includes a discussion of operating profit and operating profit margin before acquisition integration charges. For additional information related to acquisition integration charges, see Note 3 to the Condensed Consolidated Financial Statements.
Electrical Products

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
	2018	2017		2018	2017
Net sales	$1,789	$1,785	—%	$5,327	$5,167	3%

Operating profit	$343	$330	4%	$984	$915	8%
Operating margin	19.2%	18.5%		18.5%	17.7%

Acquisition integration charges	$—	$1		$—	$3

Before acquisition integration charges
Operating profit	$343	$331	4%	$984	$918	7%
Operating margin	19.2%	18.5%		18.5%	17.8%

Net sales were flat in the third quarter of 2018 compared to the third quarter of 2017 with an increase of 1% in organic sales, offset by a decrease of 1% from the impact of negative currency translation. Net sales increased 3% in the first nine months of 2018 compared to the first nine months of 2017 due to an increase of 2% in organic sales and an increase of 1% from the impact of positive currency translation. Organic sales grew in the third quarter of 2018 in North America, primarily driven by growth in products going into industrial applications, partially offset by weakness in North American lighting sales. Organic sales grew in the first nine months of 2018 in North America and Europe, primarily driven by growth in products going into industrial applications, partially offset by weakness in North American lighting sales.
The operating margin increased from 18.5% in the third quarter of 2017 to 19.2% in the third quarter of 2018 and from 17.7% in the first nine months of 2017 to 18.5% in the first nine months of 2018 primarily due to higher sales volumes, savings from restructuring actions, and lower restructuring costs, partially offset by commodity inflation and increased freight costs.
The operating margin before acquisition integration charges increased from 18.5% in the third quarter of 2017 to 19.2% in the third quarter of 2018 and from 17.8% in the first nine months of 2017 to 18.5% in the first nine months of 2018 primarily due to an increase in the operating margin.
Electrical Systems and Services

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
	2018	2017		2018	2017
Net sales	$1,519	$1,421	7%	$4,413	$4,168	6%

Operating profit	$234	$196	19%	$628	$545	15%
Operating margin	15.4%	13.8%		14.2%	13.1%
Net sales increased 7% in the third quarter of 2018 compared to the third quarter of 2017 due to an increase of 9% in organic sales, partially offset by a decrease of 1% from the impact of negative currency translation and a decrease of 1% from the sale of a stake in a joint venture in the fourth quarter of 2017. Net sales increased 6% in the first nine months of 2018 compared to the first nine months of 2017 due to an increase of 6% in organic sales and an increase of 1% from the impact of positive currency translation, partially offset by a decrease of 1% from the sale of a stake in a joint venture in the fourth quarter of 2017. The increase in organic sales in the third quarter and first nine months 2018 was primarily due to strength in large industrial projects and commercial construction markets in the United States, data centers, and oil and gas markets.
The operating margin increased from 13.8% in the third quarter of 2017 to 15.4% in the third quarter of 2018 and from 13.1% in the first nine months of 2017 to 14.2% in the first nine months of 2018 primarily due to higher sales volumes and savings from restructuring actions, partially offset by commodity inflation and increased freight costs.
Hydraulics

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
	2018	2017		2018	2017
Net sales	$670	$634	6%	$2,103	$1,854	13%

Operating profit	$94	$80	18%	$285	$214	33%
Operating margin	14.0%	12.6%		13.6%	11.5%
Net sales increased 6% in the third quarter of 2018 compared to the third quarter of 2017 due to an increase of 7% in organic sales, partially offset by a decrease of 1% from the impact of negative currency translation. Net sales increased 13% in the first nine months of 2018 compared to the first nine months of 2017 due to an increase of 12% in organic sales and an increase of 1% from the impact of positive currency translation. The increase in organic sales in the third quarter and first nine months of 2018 was due to strength in global mobile OEM markets and distribution channels.
The operating margin increased from 12.6% in the third quarter of 2017 to 14.0% in the third quarter of 2018 and from 11.5% in the first nine months of 2017 to 13.6% in the first nine months of 2018 primarily due to higher sales volumes, savings from restructuring actions, and lower restructuring costs, partially offset by unfavorable product mix, commodity inflation and increased freight costs.

Aerospace

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
	2018	2017		2018	2017
Net sales	$478	$438	9%	$1,399	$1,303	7%

Operating profit	$105	$84	25%	$284	$244	16%
Operating margin	22.0%	19.2%		20.3%	18.7%
Net sales increased 9% in the third quarter of 2018 compared to the third quarter of 2017 due to an increase of 9% in organic sales. Net sales increased 7% in the first nine months of 2018 compared to the first nine months of 2017 due to an increase of 7% in organic sales. The increase in organic sales in the third quarter and first nine months of 2018 was primarily due to higher sales in the military OEM market, business and regional jets, and the commercial and military aftermarkets.
The operating margin increased from 19.2% in the third quarter of 2017 to 22.0% in third quarter of 2018 primarily due to higher sales volumes and favorable product mix. The operating margin increased from 18.7% in the first nine months of 2017 to 20.3% in the first nine months of 2018 primarily due to higher sales volumes.
Vehicle

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
	2018	2017		2018	2017
Net sales	$876	$858	2%	$2,668	$2,489	7%

Operating profit	$166	$150	11%	$464	$399	16%
Operating margin	18.9%	17.5%		17.4%	16.0%
Net sales increased 2% in the third quarter of 2018 compared to the third quarter of 2017 due to an increase of 7% in organic sales, partially offset by a decrease of 3% from the impact of negative currency translation and a decrease of 2% from the sale of a business as part of the formation of the Eaton Cummins joint venture in the third quarter of 2017. Net sales increased 7% in the first nine months of 2018 compared to the first nine months of 2017 due to an increase of 10% in organic sales, partially offset by a decrease of 3% from the sale of a business in the third quarter of 2017. The increase in organic sales in the third quarter and first nine months of 2018 was driven by growth in the Americas and Asia Pacific regions, with particular strength in the North American Class 8 truck market, partially offset by weakness in light vehicle markets in the European region.
The operating margin increased from 17.5% in the third quarter of 2017 to 18.9% in the third quarter of 2018 and from 16.0% in the first nine months of 2017 to 17.4% in the first nine months of 2018 primarily due to higher sales volumes, partially offset by unfavorable product mix, commodity inflation and increased freight costs.
eMobility

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
	2018	2017		2018	2017
Net sales	$80	$75	7%	$240	$210	14%

Operating profit	$10	$16	(38)%	$35	$40	(13)%
Operating margin	12.5%	21.3%		14.6%	19.0%
Net sales increased 7% in the third quarter of 2018 compared to the third quarter of 2017 due to an increase of 7% in organic sales. Net sales increased 14% in the first nine months of 2018 compared to the first nine months of 2017 due to an increase of 13% in organic sales and an increase of 1% from the impact of positive currency translation. The increase in organic sales in the third quarter and first nine months of 2018 was due to strength in North America and Europe.
The operating margin decreased from 21.3% in the third quarter of 2017 to 12.5% in the third quarter of 2018 and from 19.0% in the first nine months of 2017 to 14.6% in the first nine months of 2018 primarily due to increased research and development costs.

Corporate Expense (Income)

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
	2018	2017		2018	2017
Amortization of intangible assets	$95	$98	(3)%	$289	$288	—%
Interest expense - net	67	60	12%	205	181	13%
Pension and other postretirement benefits expense	3	16	(81)%	4	38	(89)%
Gain on sale of business	—	(1,077)	NM	—	(1,077)	NM
Arbitration decision expense	275	—	NM	275	—	NM
Other corporate expense - net	73	65	12%	209	194	8%
Total corporate expense (income)	$513	$(838)	(161)%	$982	$(376)	(361)%
Corporate results were expense of $513 in the third quarter of 2018 compared to income of $838 in the third quarter of 2017. Corporate results were expense of $982 in the first nine months of 2018 compared to income of $376 in the first nine months of 2017. The change in Total corporate expense (income) for the third quarter and first nine months of 2018 was primarily due to the 2018 arbitration decision discussed in Note 8 and the 2017 gain from the sale of a business discussed in Note 2.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Financial Condition and Liquidity
Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk. The Company maintains access to the commercial paper markets through a $2,000 commercial paper program, which is supported by credit facilities in the aggregate principal amount of $2,000. There were no borrowings outstanding under these revolving credit facilities at September 30, 2018. Over the course of a year, cash, short-term investments and short-term debt may fluctuate in order to manage global liquidity. Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business as well as scheduled payments of long-term debt.
Eaton was in compliance with each of its debt covenants for all periods presented.
Sources and Uses of Cash
Operating Cash Flow
Net cash provided by operating activities was $1,838 in the first nine months of 2018, an increase of $51 in the source of cash compared to $1,787 in the first nine months of 2017. The increase in net cash provided by operating activities in the first nine months of 2018 was driven by lower pension contributions and higher net income compared to 2017, excluding the after-tax expense from the arbitration decision in 2018 and the after-tax gain on the sale of the business in 2017. Other-net includes the impact of foreign currency gains and losses related to the remeasurement of intercompany balance sheet exposures, which have no impact on Operating cash flow.
Investing Cash Flow
Net cash used in investing activities was $256 in the first nine months of 2018, a decrease in the use of cash of $179 compared to $435 in the first nine months of 2017. The decrease in the use of cash was primarily driven by net sales of short-term investments of $329 in 2018 compared to net purchases of $621 in 2017, partially offset by proceeds from the sale of a business as part of the formation of the Eaton Cummins joint venture in 2017 and $122 in payments for the settlement of currency exchange contracts not designated as hedges.
Financing Cash Flow
Net cash used in financing activities was $1,868 in the first nine months of 2018, an increase of $753 in the use of cash compared to $1,115 in the first nine months of 2017. The increase in the use of cash was primarily due to a decrease of $920 in proceeds from borrowings, which totaled $80 in 2018 and $1,000 in 2017, partially offset by a decrease of $189 in share repurchases during the first nine months of 2018 compared to the first nine months of 2017.

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
Evaluation of Disclosure Controls and Procedures - Pursuant to SEC Rule 13a-15, an evaluation was performed under the supervision and with the participation of Eaton’s management, including Craig Arnold - Principal Executive Officer; and Richard H. Fearon - Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, management concluded that Eaton’s disclosure controls and procedures were effective as of September 30, 2018.
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
During the third quarter of 2018, there was no change in Eaton’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

During the third quarter 2018, certain of our wholly-owned non-U.S. subsidiaries sold various products to customers in Iran. We received total revenue of approximately 900,842 Euros and realized net profits of approximately 271,304 Euros from the sales (approximately $1,049,560 and $316,093 in whole U.S. dollars, respectively). Eaton has determined not to take any future orders for sales to Iran. Our non-U.S. subsidiaries currently doing business in Iran will wind down sales over the remainder of 2018.

ITEM 6.	EXHIBITS.
Eaton Corporation plc
Third Quarter 2018 Report on Form 10-Q

3 (i)	Certificate of Incorporation — Incorporated by reference to the Form S-8 filed November 30, 2012

3 (ii)	Amended and Restated Memorandum and Articles of Incorporation — Incorporated by reference to the Form 8-K filed on May 1, 2017

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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the three months ended September 30, 2018 and 2017, (ii) Consolidated Statements of Comprehensive Income for the three months ended September 30, 2018 and 2017, (iii) Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 and (v) Notes to Condensed Consolidated Financial Statements for the nine months ended September 30, 2018.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON CORPORATION plc
Registrant

Date:	October 30, 2018	By:	/s/ Richard H. Fearon
Richard H. Fearon
Principal Financial Officer
(On behalf of the registrant and as Principal Financial Officer)