Form 10-K
period 2018-12-31
Eaton Corp plc
filed 2019-02-27
CIK 1551182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended December 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of Ordinary Shares held by non-affiliates of the registrant as of June 30, 2018 was $32.4 billion.
As of January 31, 2019, there were 423.6 million Ordinary Shares outstanding.

Documents Incorporated By Reference
Portions of the Proxy Statement for the 2019 annual shareholders meeting are incorporated by reference into Part III.

Part I

Item 1. Business.
Eaton Corporation plc (Eaton or the Company) is a power management company with 2018 net sales of $21.6 billion. The Company provides energy-efficient solutions that help its customers effectively manage electrical, hydraulic and mechanical power more reliably, safely and sustainably. Eaton has approximately 99,000 employees in 59 countries and sells products to customers in more than 175 countries.
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
Business Segment Information
Information by business segment regarding principal products, principal markets, methods of distribution and net sales is presented in Note 16 of the Notes to the Consolidated Financial Statements. Additional information regarding Eaton's segments and business is presented below.
Electrical Products and Electrical Systems and Services
Principal methods of competition in these segments are performance of products and systems, technology, customer service and support, and price. Eaton has a strong competitive position in these segments and, with respect to many products, is considered among the market leaders. In normal economic cycles, sales of these segments are historically lower in the first quarter and higher in the third and fourth quarters of a year. In 2018, 23% of these segments' sales were made to seven large distributors of electrical products and electrical systems and services.
Hydraulics
Principal methods of competition in this segment are product performance, geographic coverage, service, and price. Eaton has a strong competitive position in this segment and, with respect to many products, is considered among the market leaders. Sales of this segment are historically higher in the first and second quarters and lower in the third and fourth quarters of the year. In 2018, 11% of this segment's sales were made to four large original equipment manufacturers or distributors of agricultural, construction, and industrial equipment and parts.
Aerospace
Principal methods of competition in this segment are total cost of ownership, product and system performance, quality, design engineering capabilities, and timely delivery. Eaton has a strong competitive position in this segment and, with respect to many products and platforms, is considered among the market leaders. In 2018, 26% of this segment's sales were made to three large original equipment manufacturers of aircraft.
Vehicle
Principal methods of competition in this segment are product performance, technology, global service, and price. Eaton has a strong competitive position in this segment and, with respect to many products, is considered among the market leaders. In 2018, 61% of this segment's sales were made to nine large original equipment manufacturers of vehicles and related components.
eMobility
Principal methods of competition in this segment are product performance, technology, global service, and price. Eaton has a strong competitive position in this segment. In 2018, 19% of this segment's sales were made to four large original equipment manufacturers of vehicles, construction equipment and related components.
Information Concerning Eaton's Business in General
Raw Materials
Eaton's major requirements for raw materials include iron, steel, copper, nickel, aluminum, brass, tin, silver, lead, titanium, rubber, plastic, electronic components, chemicals and fluids. Materials are purchased in various forms, such as extrusions, castings, powder metal, metal sheets and strips, forging billets, bar stock, and plastic pellets. Raw materials, as well as parts and other components, are purchased from many suppliers. Under normal circumstances, the Company has no difficulty obtaining its raw materials. In 2018, Eaton maintained appropriate levels of inventory to prevent shortages and did not experience any availability constraints.

Patents and Trademarks
Eaton considers its intellectual property, including without limitation patents, trade names, domain names, trademarks, confidential information, and trade secrets to be of significant value to its business as a whole. The Company's products are manufactured, marketed and sold under a portfolio of patents, trademarks, licenses, and other forms of intellectual property, some of which expire in the future. Eaton develops and acquires new intellectual property on an ongoing basis and considers all of its intellectual property to be valuable. Based on the broad scope of the Company's product lines, management believes that the loss or expiration of any single intellectual property right would not have a material effect on Eaton's consolidated financial statements or its business segments. The Company's policy is to file applications and obtain patents for the majority of its novel and innovative new products including product modifications and improvements.
Order Backlog
A significant portion of open orders placed with Eaton are by original equipment manufacturers or distributors. These open orders are not considered firm as they have been historically subject to releases by customers. In measuring backlog orders, only the amount of orders to which customers are firmly committed are included. Using this criterion, total backlog at December 31, 2018 and 2017 was approximately $5.3 billion and $4.8 billion, respectively. Backlog should not be relied upon as being indicative of results of operations for future periods.
Environmental Contingencies
Operations of the Company involve the use and disposal of certain substances regulated under environmental protection laws. Eaton continues to modify processes on an ongoing, regular basis in order to reduce the impact on the environment, including the reduction or elimination of certain chemicals used in, and wastes generated from, operations. Compliance with laws that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, are not expected to have a material adverse effect upon earnings or the competitive position of the Company. Eaton's estimated capital expenditures for environmental control facilities are not expected to be material for 2019 and 2020. Information regarding the Company's liabilities related to environmental matters is presented in Note 9 of the Notes to the Consolidated Financial Statements.

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
Eaton's operating results depend in part on continued successful research, development, and marketing of new and/or improved products and services, and there can be no assurance that Eaton will continue to successfully introduce new products and services or maintain its present market positions.
The success of new and improved products and services depends on their initial and continued acceptance by Eaton's customers. The Company's businesses are affected, to varying degrees, by technological change and corresponding shifts in customer demand, which could result in unpredictable product transitions or shortened life cycles. Eaton may experience difficulties or delays in the research, development, production, or marketing of new products and services which may prevent Eaton from recouping or realizing a return on the investments required to bring new products and services to market. The Company's market positions may also be impacted by new entrants into Eaton's product or regional markets.
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
If Eaton is unable to protect its information technology infrastructure against service interruptions, data corruption, cyber-based attacks or network security breaches, product or service offerings could be compromised or operations could be disrupted or data confidentiality lost.
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
Operating globally subjects Eaton to changes in government regulations and policies in a large number of jurisdictions around the world, including those related to tariffs and trade barriers, investments, property ownership rights, taxation, data privacy, and exchange controls. Changes in the relative values of currencies occur from time to time and could affect Eaton's operating results. While the Company monitors exchange rate exposures and attempts to reduce these exposures through hedging activities, these risks could adversely affect operating results.
Further, existing free trade laws and regulations provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products could have an impact on our business and financial results.
Eaton may be subject to risks relating to changes in its tax rates or exposure to additional income tax liabilities.
Eaton is subject to income taxes in many jurisdictions around the world. Income tax liabilities are subject to the allocation of income among various tax jurisdictions. The Company's effective tax rate could be affected by changes in the mix among earnings in countries with differing statutory tax rates, changes in the valuation allowance of deferred tax assets, or changes in tax legislation, regulations, and policies. The amount of income taxes paid is subject to ongoing audits by tax authorities in the countries in which Eaton operates. If these audits result in assessments different from amounts reserved, future financial results may include unfavorable adjustments to the Company's tax liabilities.
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
At any given time, Eaton may be subject to litigation, the disposition of which may have a material adverse effect on the Company's businesses, financial condition or results of operations. Information regarding current legal proceedings is presented in Note 9 and Note 10 of the Notes to the Consolidated Financial Statements.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Eaton's principal executive offices are located at Eaton House, 30 Pembroke Road, Dublin 4, Ireland D04 Y0C2. The Company maintains manufacturing facilities at approximately 284 locations in 42 countries. The Company is a lessee under a number of operating leases for certain real properties and equipment, none of which is material to its operations. Management believes that the existing manufacturing facilities are adequate for its operations and that the facilities are maintained in good condition.

Item 3. Legal Proceedings.
Information regarding the Company's current legal proceedings is presented in Note 9 and Note 10 of the Notes to the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures.
Not applicable.

Part II

Item 5. Market for the Registrant's Ordinary Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company's ordinary shares are listed for trading on the New York Stock Exchange under the symbol ETN. At December 31, 2018, there were 12,846 holders of record of the Company's ordinary shares. Additionally, 18,972 current and former employees were shareholders through participation in the Eaton Savings Plan (ESP), Eaton Personal Investment Plan (EPIP), and the Eaton Puerto Rico Retirement Savings Plan.
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
Issuer's Purchases of Equity Securities
During the fourth quarter of 2018, 9.8 million ordinary shares were repurchased in the open market at a total cost of $700 million. Approximately 5.5 million of these shares were repurchased under the program approved by the Board on February 24, 2016. A summary of the shares repurchased in the fourth quarter of 2018 follows:

Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
October	1,455,792	$71.11	1,455,792	$298
November	3,998,803	$73.81	3,998,803	$3
December	4,388,605	$68.68	46,891	$—
Total	9,843,200	$71.12	5,501,486

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
Information regarding selected quarterly financial information for 2018 and 2017 is presented in “Quarterly Data” of this Form 10-K.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures - Pursuant to SEC Rule 13a-15, an evaluation was performed under the supervision and with the participation of Eaton's management, including Craig Arnold - Principal Executive Officer; and Richard H. Fearon - Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, Eaton's management concluded that the Company's disclosure controls and procedures were effective as of December 31, 2018.
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
“Report of Independent Registered Public Accounting Firm” relating to internal control over financial reporting as of December 31, 2018 is included in Item 15 of this Form 10-K.
During the fourth quarter of 2018, there was no change in Eaton's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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
During the fourth quarter 2018, certain of our wholly-owned non-U.S. subsidiaries sold various products to customers in Iran. We received total revenue of approximately 820,559 Euros and realized net profits of approximately 268,547 Euros from the sales (approximately $933,380 and $305,470 in whole U.S. dollars, respectively). Eaton has determined not to take any future orders for sales to Iran.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.
Information required with respect to the directors of the Company is set forth under the caption “Election of Directors” in the Company's definitive Proxy Statement to be filed on or about March 15, 2019, and is incorporated by reference.
A listing of executive officers, their ages, positions and offices held over the past five years, as of February 15, 2019, follows:

Name	Age	Position (Date elected to position)
Craig Arnold	58	Chairman of Eaton Corporation plc (June 1, 2016 - present)
		Chief Executive Officer of Eaton Corporation (June 1, 2016 - present)
		Director of Eaton Corporation plc (September 1, 2015 - present)
		President and Chief Operating Officer of Eaton Corporation
		(September 1, 2015 - May 31, 2016)
		Vice Chairman and Chief Operating Officer - Industrial Sector of Eaton Corporation
		(February 1, 2009 - August 31, 2015)

Richard H. Fearon	62	Director of Eaton Corporation plc (September 1, 2015 - present)
		Vice Chairman and Chief Financial and Planning Officer of Eaton Corporation
		(April 24, 2002 - present)

Uday Yadav	55	Chief Operating Officer - Industrial Sector of Eaton Corporation
		(September 1, 2015 - present)
		President of Aerospace Group of Eaton Corporation (August 1, 2012 - August 31, 2015)

Heath B. Monesmith	48	Executive Vice President and General Counsel of Eaton Corporation
		(March 1, 2017 - present)
		Senior Vice President and Deputy General Counsel of Eaton Corporation
		(May 15, 2015 - March 1, 2017)
		Vice President and Chief Counsel - Litigation of Eaton Corporation
		(November 30, 2012 - May 15, 2015)

Thomas E. Moran	54	Senior Vice President and Secretary of Eaton Corporation plc (November 27, 2012 - present)

Ken D. Semelsberger	57	Senior Vice President and Controller of Eaton Corporation (November 1, 2013 - present)
		Senior Vice President, Finance and Planning - Industrial Sector of Eaton Corporation
		(February 1, 2009 - October 31, 2013)

Joao V. Faria	54	President - Vehicle Group of Eaton Corporation (May 1, 2017 - present)
		Vice President and General Manager, Latin America, Electrical Sector and
		President, Latin America (August 1, 2013 - April 30, 2017)
		President, Americas, Hydraulics Group (July 1, 2010 - July 31, 2013)

Curtis J. Hutchins	53	President - Hydraulics Group of Eaton Corporation (August 1, 2015 - present)
		President - Asia Pacific Region of Eaton Corporation (September 1, 2009 - July 31, 2015)

Nandakumar Cheruvatath	57	President - Aerospace Group of Eaton Corporation (September 1, 2015 - present)
		Executive Vice President, Eaton Business System (August 1, 2012 - August 31, 2015)

Richard M. Eubanks, Jr. (Mark)	46	President - Electrical Products Group of Eaton Corporation (September 1, 2015 - present)
		President, Eaton Lighting Division (February 1, 2010 - August 31, 2015)

Brian S. Brickhouse	55	President - Electrical Systems and Services Group of Eaton Corporation (July 1, 2018 - present)
		President, Asia Pacific Region, Electrical (May 15, 2015 - June 30, 2018)
		President, Power Quality Division, Electrical Sector - Americas (August 15, 2012 - May 14, 2015)
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
Information required with respect to compliance with Section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's definitive Proxy Statement to be filed on or about March 15, 2019, and is incorporated by reference.
The Company has adopted a Code of Ethics, which applies to the directors, officers and employees worldwide. This document is available on the Company's website at http://www.eaton.com.
There were no changes during the fourth quarter 2018 to the procedures by which security holders may recommend nominees to the Company's Board of Directors.
Information related to the Audit Committee, and members of the Committee who are financial experts, is set forth under the caption “Board Committees - Audit Committee” in the definitive Proxy Statement to be filed on or about March 15, 2019, and is incorporated by reference.

Item 11. Executive Compensation.
Information required with respect to executive compensation is set forth under the caption “Compensation Discussion and Analysis” in the Company's definitive Proxy Statement to be filed on or about March 15, 2019, and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required with respect to securities authorized for issuance under equity-based compensation plans is set forth under the caption “Equity Compensation Plans” in the Company's definitive Proxy Statement to be filed on or about March 15, 2019, and is incorporated by reference.
Information required with respect to security ownership of certain beneficial owners, is set forth under the caption “Share Ownership Tables” in the Company's definitive Proxy Statement to be filed on or about March 15, 2019, and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required with respect to certain relationships and related transactions is set forth under the caption “Review of Related Person Transactions” in the Company's definitive Proxy Statement to be filed on or about March 15, 2019, and is incorporated by reference.
Information required with respect to director independence is set forth under the caption “Director Independence” in the Company's definitive Proxy Statement to be filed on or about March 15, 2019, and is incorporated by reference.

Item 14. Principal Accounting Fees and Services.
Information required with respect to principal accountant fees and services is set forth under the caption “Audit Committee Report” in the Company's definitive Proxy Statement to be filed on or about March 15, 2019, and is incorporated by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	(1) The reports of the independent registered public accounting firm, consolidated financial statements and notes to consolidated financial statements are included in Item 8 above:
Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Income - Years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income - Years ended December 31, 2018, 2017 and 2016
Consolidated Balance Sheets - December 31, 2018 and 2017
Consolidated Statements of Cash Flows - Years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Shareholders' Equity - Years ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements
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

4.1
Indenture dated as of November 20, 2012, among Turlock Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of Eaton Corporation plc's Form 8-K Current Report filed on November 26, 2012 (Commission File No. 333-182303))

4.2
Supplemental Indenture No. 1, dated as of November 30, 2012, among Eaton Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of the registrant's Form S-4 filed on September 6, 2013)

4.3
Supplemental Indenture No. 2, dated as of January 8, 2013, among Eaton Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 of the registrant's Form S-4 filed on September 6, 2013)

4.4
Supplemental Indenture No. 3, dated as of December 20, 2013, among Eaton Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.4 of the registrant's Form 10-K filed on February 28, 2018)

4.5
Supplemental Indenture No. 4, dated as of December 20, 2017 and effective as of January 1, 2018, among Eaton Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.5 of the registrant's Form 10-K filed on February 28, 2018)

4.6
Supplemental Indenture No. 5, dated as of February 16, 2018, among Eaton Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.6 of the registrant's Form 10-K filed on February 28, 2018)

4.7
Pursuant to Regulation S-K Item 601(b)(4), Eaton agrees to furnish to the SEC, upon request, a copy of the instruments defining the rights of holders of its long-term debt other than those set forth in Exhibits (4.1 - 4.6) hereto

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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016 (iii) Consolidated Balance Sheets at December 31, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016, (v) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2018, 2017 and 2016 and (vi) Notes to Consolidated Financial Statements for the year ended December 31, 2018.

Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON CORPORATION plc
Registrant

Date:	February 27, 2019	By:	/s/ Richard H. Fearon
Richard H. Fearon
(On behalf of the registrant and as Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
Date: February 27, 2019

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
Richard H. Fearon, Attorney-in-Fact for the officers and directors signing in the capacities indicated

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Eaton Corporation plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eaton Corporation plc (“the Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2019 expressed an unqualified opinion thereon.

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
February 27, 2019

MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

We have prepared the accompanying consolidated financial statements and related information of Eaton Corporation plc ("Eaton") included herein for the three years ended December 31, 2018. The primary responsibility for the integrity of the financial information included in this annual report rests with management. The financial information included in this annual report has been prepared in accordance with accounting principles generally accepted in the United States based on our best estimates and judgments and giving due consideration to materiality. The opinion of Ernst & Young LLP, Eaton's independent registered public accounting firm, on those consolidated financial statements is included herein.
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
The Board of Directors pursues its responsibility for the quality of Eaton's financial reporting primarily through its Audit Committee, which is composed of five independent directors. The Audit Committee meets regularly with management, the internal auditors and the independent registered public accounting firm to ensure that they are meeting their responsibilities and to discuss matters concerning accounting, internal control, audits and financial reporting. The internal auditors and independent registered public accounting firm have full and free access to senior management and the Audit Committee.

/s/ Craig Arnold	/s/ Richard H. Fearon	/s/ Ken D. Semelsberger
Principal Executive Officer	Principal Financial Officer	Principal Accounting Officer

February 27, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Eaton Corporation plc

Opinion on Internal Control over Financial Reporting

We have audited Eaton Corporation plc’s (“the Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018 and the related notes and our report dated February 27, 2019 expressed an unqualified opinion thereon.

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
February 27, 2019

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Eaton Corporation plc ("Eaton") is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act rules 13a-15(f)).
Under the supervision and with the participation of Eaton's management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2018. In conducting this evaluation, we used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework). Based on this evaluation under the framework referred to above, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2018.
The independent registered public accounting firm Ernst & Young LLP has issued an audit report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2018. This report is included herein.

/s/ Craig Arnold	/s/ Richard H. Fearon	/s/ Ken D. Semelsberger
Principal Executive Officer	Principal Financial Officer	Principal Accounting Officer

February 27, 2019

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31
(In millions except for per share data)	2018	2017	2016
Net sales	$21,609	$20,404	$19,747

Cost of products sold	14,511	13,756	13,396
Selling and administrative expense	3,548	3,526	3,464
Research and development expense	584	584	587
Interest expense - net	271	246	233
Gain on sale of business	—	1,077	—
Arbitration decision expense	275	—	—
Other (income) expense - net	(4)	1	(51)
Income before income taxes	2,424	3,368	2,118
Income tax expense	278	382	199
Net income	2,146	2,986	1,919
Less net income for noncontrolling interests	(1)	(1)	(3)
Net income attributable to Eaton ordinary shareholders	$2,145	$2,985	$1,916

Net income per share attributable to Eaton ordinary shareholders
Diluted	$4.91	$6.68	$4.20
Basic	4.93	6.71	4.21

Weighted-average number of ordinary shares outstanding
Diluted	436.9	447.0	456.5
Basic	434.3	444.5	455.0

Cash dividends declared per ordinary share	$2.64	$2.40	$2.28
The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31
(In millions)	2018	2017	2016
Net income	$2,146	$2,986	$1,919
Less net income for noncontrolling interests	(1)	(1)	(3)
Net income attributable to Eaton ordinary shareholders	2,145	2,985	1,916

Other comprehensive income (loss), net of tax
Currency translation and related hedging instruments	(609)	807	(570)
Pensions and other postretirement benefits	(139)	241	(6)
Cash flow hedges	7	(4)	(9)
Other comprehensive income (loss) attributable to Eaton ordinary shareholders	(741)	1,044	(585)

Total comprehensive income attributable to Eaton ordinary shareholders	$1,404	$4,029	$1,331
The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED BALANCE SHEETS

	December 31
(In millions)	2018	2017
Assets
Current assets
Cash	$283	$561
Short-term investments	157	534
Accounts receivable - net	3,858	3,943
Inventory	2,785	2,620
Prepaid expenses and other current assets	507	679
Total current assets	7,590	8,337

Property, plant and equipment
Land and buildings	2,466	2,491
Machinery and equipment	6,106	6,014
Gross property, plant and equipment	8,572	8,505
Accumulated depreciation	(5,105)	(5,003)
Net property, plant and equipment	3,467	3,502

Other noncurrent assets
Goodwill	13,328	13,568
Other intangible assets	4,846	5,265
Deferred income taxes	293	253
Other assets	1,568	1,698
Total assets	$31,092	$32,623

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$414	$6
Current portion of long-term debt	339	578
Accounts payable	2,130	2,166
Accrued compensation	457	453
Other current liabilities	1,814	1,872
Total current liabilities	5,154	5,075

Noncurrent liabilities
Long-term debt	6,768	7,167
Pension liabilities	1,304	1,226
Other postretirement benefits liabilities	321	362
Deferred income taxes	349	538
Other noncurrent liabilities	1,054	965
Total noncurrent liabilities	9,796	10,258

Shareholders’ equity
Ordinary shares (423.6 million outstanding in 2018 and 439.9 million in 2017)	4	4
Capital in excess of par value	12,090	11,987
Retained earnings	8,161	8,669
Accumulated other comprehensive loss	(4,145)	(3,404)
Shares held in trust	(3)	(3)
Total Eaton shareholders’ equity	16,107	17,253
Noncontrolling interests	35	37
Total equity	16,142	17,290
Total liabilities and equity	$31,092	$32,623
The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31
(In millions)	2018	2017	2016
Operating activities
Net income	$2,146	$2,986	$1,919
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	903	914	929
Deferred income taxes	(115)	(206)	(83)
Pension and other postretirement benefits expense	159	208	235
Contributions to pension plans	(126)	(473)	(262)
Contributions to other postretirement benefits plans	(25)	(20)	(30)
Gain on sale of businesses	—	(843)	—
Changes in working capital
Accounts receivable - net	(123)	(231)	(170)
Inventory	(242)	(202)	34
Accounts payable	23	388	—
Accrued compensation	23	59	20
Accrued income and other taxes	(31)	(4)	30
Other current assets	71	2	(21)
Other current liabilities	144	(203)	(44)
Other - net	(149)	291	13
Net cash provided by operating activities	2,658	2,666	2,570

Investing activities
Capital expenditures for property, plant and equipment	(565)	(520)	(497)
Proceeds from sale of business	—	607	—
Sales (purchases) of short-term investments - net	355	(298)	(40)
Payments for settlement of currency exchange contracts not designated as hedges - net	(110)	—	—
Other - net	(78)	(6)	8
Net cash used in investing activities	(398)	(217)	(529)

Financing activities
Proceeds from borrowings	410	1,000	631
Payments on borrowings	(574)	(1,554)	(653)
Cash dividends paid	(1,149)	(1,068)	(1,037)
Exercise of employee stock options	29	66	74
Repurchase of shares	(1,271)	(850)	(730)
Employee taxes paid from shares withheld	(24)	(22)	(18)
Other - net	(2)	(14)	(5)
Net cash used in financing activities	(2,581)	(2,442)	(1,738)

Effect of currency on cash	43	11	(28)
Total increase (decrease) in cash	(278)	18	275
Cash at the beginning of the period	561	543	268
Cash at the end of the period	$283	$561	$543

The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at January 1, 2016	458.8	$5	$11,701	$7,409	$(3,863)	$(3)	$15,249	$45	$15,294
Net income	—	—	—	1,916	—	—	1,916	3	1,919
Other comprehensive loss, net of tax					(585)		(585)		(585)
Cash dividends paid	—	—	—	(1,037)	—	—	(1,037)	(2)	(1,039)
Issuance of shares under equity-based compensation plans - net (net of income tax benefit of $1)	2.4	—	144	(3)	—	—	141	—	141
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(2)	(2)
Repurchase of shares	(11.8)	—	—	(730)	—	—	(730)	—	(730)
Balance at December 31, 2016	449.4	5	11,845	7,555	(4,448)	(3)	14,954	44	14,998
Cumulative-effect adjustment upon adoption of ASU 2016-09	—	—	—	48	—	—	48	—	48
Net income	—	—	—	2,985	—	—	2,985	1	2,986
Other comprehensive income, net of tax					1,044		1,044		1,044
Cash dividends paid	—	—	—	(1,068)	—	—	(1,068)	(5)	(1,073)
Issuance of shares under equity-based compensation plans	2.0	—	142	(2)	—	—	140	—	140
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(3)	(3)
Repurchase of shares	(11.5)	(1)	—	(849)	—	—	(850)	—	(850)
Balance at December 31, 2017	439.9	4	11,987	8,669	(3,404)	(3)	17,253	37	17,290
Cumulative-effect adjustment upon adoption of ASU 2014-09	—	—	—	(2)	—	—	(2)	—	(2)
Cumulative-effect adjustment upon adoption of ASU 2016-16	—	—	—	(199)	—	—	(199)	—	(199)
Net income	—	—	—	2,145	—	—	2,145	1	2,146
Other comprehensive loss, net of tax					(741)		(741)		(741)
Cash dividends paid	—	—	—	(1,149)	—	—	(1,149)	(1)	(1,150)
Issuance of shares under equity-based compensation plans	1.2	—	103	(3)	—	—	100	—	100
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(2)	(2)
Repurchase of shares	(17.5)	—	—	(1,300)	—	—	(1,300)	—	(1,300)
Balance at December 31, 2018	423.6	$4	$12,090	$8,161	$(4,145)	$(3)	$16,107	$35	$16,142
The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts are in millions unless indicated otherwise (per share data assume dilution).

Note 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General Information and Basis of Presentation
Eaton Corporation plc (Eaton or the Company) is a power management company with 2018 net sales of $21.6 billion. The Company provides energy-efficient solutions that help its customers effectively manage electrical, hydraulic and mechanical power more reliably, safely and sustainably. Eaton has approximately 99,000 employees in 59 countries and sells products to customers in more than 175 countries.
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
The consolidated financial statements include the accounts of Eaton and all subsidiaries and other entities it controls. Intercompany transactions and balances have been eliminated. The equity method of accounting is used for investments in associate companies where the Company has significant influence and generally a 20% to 50% ownership interest. Equity investments are evaluated for impairment whenever events or circumstances indicate the book value of the investment exceeds fair value. An impairment would exist if there is an other-than-temporary decline in value. Income from equity investments is reported in Other (income) expense - net. Eaton does not have off-balance sheet arrangements or financings with unconsolidated entities. In the ordinary course of business, the Company leases certain real properties and equipment, as described in Note 9.
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
During the first quarter of 2018, Eaton re-segmented certain reportable operating segments due to a reorganization of the Company's businesses. The new reportable business segment is eMobility (which includes certain legacy Electrical Products and Vehicle product lines). For reportable segments that were re-segmented, previously reported segment financial information has been updated for 2016 and 2017. See Note 16 for additional information related to these segments.
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
Eaton adopted Accounting Standards Update 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07), at the start of the first quarter of 2018. The new standard requires companies to present service costs consistent with other employee compensation costs on the income statement and separate from all other elements of pension costs. The retrospective adoption of this standard resulted in an increase in Selling and administrative expense with a corresponding increase in Other income - net of $6 for the year ended December 31, 2018, a reduction in Selling and administrative expense with a corresponding decrease in Other income - net of $39 for the year ended December 31, 2017, and a reduction in Cost of products sold, Selling and administrative expense, and Research and development expense with a corresponding decrease in Other income - net of $56 for the year ended December 31, 2016.
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

The annual goodwill impairment test was performed using a qualitative analysis in 2018 and 2017 and a quantitative analysis in 2016. A qualitative analysis is performed by assessing certain trends and factors, including projected market outlook and growth rates, forecasted and actual sales and operating profit margins, discount rates, industry data, and other relevant qualitative factors. These trends and factors are compared to, and based on, the assumptions used in the most recent quantitative analysis performed for each reporting unit. The results of the qualitative analyses did not indicate a need to perform quantitative analysis.
Goodwill impairment testing was also performed using a quantitative analysis for the Electrical Products, Vehicle and eMobility segments in the first quarter of 2018 due to a reorganization of the Company's businesses resulting in the creation of the eMobility segment. The Company used the relative fair value method to reallocate goodwill among these reporting units.
Quantitative analyses were performed by estimating the fair value for each reporting unit using a discounted cash flow model, which considered forecasted cash flows discounted at an estimated weighted-average cost of capital. The forecasted cash flows were based on the Company's long-term operating plan and a terminal value was used to estimate the operating segment's cash flows beyond the period covered by the operating plan. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market holders of a business enterprise. These analyses require the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates and the timing of expected cash flows of the respective reporting unit. Sensitivity analyses were performed around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values.
Based on these analyses performed in 2018 and 2017, the fair value of Eaton's reporting units continue to substantially exceed their respective carrying amounts and thus, no impairment exists.
Indefinite life intangible assets consist of certain trademarks. They are evaluated annually for impairment as of July 1 using either a quantitative or qualitative analysis to determine whether their fair values exceed their respective carrying amounts. Indefinite life intangible asset impairment testing for 2018 and 2017 was performed using a quantitative analysis. The Company determines the fair value of these assets using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability. Additionally, indefinite life intangible assets are evaluated for impairment whenever an event occurs or circumstances change that would indicate that it is more likely than not that the asset is impaired. For 2018 and 2017, the fair value of indefinite lived intangible assets exceeded the respective carrying value.
For additional information about goodwill and other intangible assets, see Note 6.
Other Long-Lived Assets
Depreciation and amortization for property, plant and equipment, and intangible assets subject to amortization, are generally computed by the straight-line method and included in Cost of products sold, Selling and administrative expense, and Research and development expense, as appropriate. Cost of buildings are depreciated generally over 40 years and machinery and equipment over 3 to 10 years. At December 31, 2018, the weighted-average amortization period for intangible assets subject to amortization was 17 years for patents and technology; 17 years for customer relationships; and 17 years for certain trademarks. Software is generally amortized up to a life of 15 years.
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
Income Taxes
Deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax basis of the respective assets and liabilities, using enacted tax rates in effect for the year when the differences are expected to reverse. Deferred income tax assets are recognized for income tax loss carryforwards and income tax credit carryforwards. Judgment is required in determining and evaluating income tax provisions and valuation allowances for deferred income tax assets. Eaton recognizes an income tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. Eaton evaluates and adjusts these accruals based on changing facts and circumstances. Eaton recognizes interest and penalties related to unrecognized income tax benefits in the provision for income tax expense. For additional information about income taxes, see Note 10.
Derivative Financial Instruments and Hedging Activities
Eaton uses derivative financial instruments to manage the exposure to the volatility in raw material costs, currency, and interest rates on certain debt. These instruments are marked to fair value in the accompanying Consolidated Balance Sheets. Changes in the fair value of derivative assets or liabilities (i.e., gains or losses) are recognized depending upon the type of hedging relationship and whether an instrument has been designated as a hedge. For those instruments that qualify for hedge accounting, Eaton designates the hedging instrument, based upon the exposure being hedged, as a cash flow hedge, a fair value hedge, or a hedge of a net investment in a foreign operation. Changes in fair value of these instruments that do not qualify for hedge accounting are recognized immediately in net income. See Note 14 for additional information about hedges and derivative financial instruments.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842), (ASU 2016-02). This accounting standard requires that a lessee recognize a lease asset and a lease liability on its balance sheet for all leases, including operating leases. ASU 2016-02 will require additional disclosures in the notes to the consolidated financial statements.
Eaton adopted the standard, and related amendments, in the first quarter of 2019 using the optional transition method and will not restate prior periods. The Company elected to use the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the carry forward of historical lease classification of existing leases. The Company made an accounting policy election to not recognize lease assets or liabilities for leases with a term of 12 months or less. Additionally, when accounting for leases, the Company combines payments for leased assets, related services and other components of a lease.
The Company is in the final stage of assessing the impact of adopting the standard. The Company collected the lease data required by the new standard, and has identified and is implementing the appropriate changes to business processes and controls to support recognition and disclosure under the new standard. In the first quarter of 2019, Eaton plans to conclude its testing of the new third-party lease accounting system. The Company expects to record a cumulative-effect adjustment of less than $1 to retained earnings as of January 1, 2019. Additionally, the adoption of the new standard will result in the recording of lease assets and lease liabilities for operating leases in the range of approximately $400 to $500 as of January 1, 2019. The Company does not expect the new standard to have a material impact to the Consolidated Statements of Income or Cash Flows.

Note 2.	SALE AND ACQUISITION OF BUSINESSES
Agreement to acquire controlling interest of Ulusoy Elektrik Imalat Taahhut ve Ticaret A.S.
On January 31, 2019, Eaton reached a definitive agreement to acquire an 82.275% controlling interest in Ulusoy Elektrik Imalat Taahhut ve Ticaret A.S., a leading manufacturer of electrical switchgear based in Ankara, Turkey, with a primary focus on medium voltage solutions for industrial and utility customers. Its sales for the 12 months ended September 30, 2018 were $126. The purchase price for the shares is approximately $214 on a cash and debt free basis. As required by the Turkish capital markets legislation, Eaton plans to file an application to execute a mandatory tender offer for the remaining shares shortly after the transaction closes. The transaction is subject to customary closing conditions and regulatory approvals.
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

Note 3.	ACQUISITION INTEGRATION CHARGES
Eaton incurs integration charges related to acquired businesses. A summary of these charges follows:

	2018	2017	2016
Electrical Products	$—	$4	$3
Electrical Systems and Services	—	—	1
Total acquisition integration charges before income taxes	—	4	4
Income taxes	—	2	1
Total after income taxes	$—	$2	$3
Per ordinary share - diluted	$—	$—	$0.01
Business segment acquisition integration charges in 2017 related to the integration of Ephesus Lighting, Inc. (Ephesus), which was acquired in 2015. The charges associated with Ephesus were included in Selling and administrative expense. Business segment acquisition integration charges in 2016 related to the integration of Ephesus and Oxalis Group Ltd. (Oxalis), which was acquired in 2015. The charges associated with Ephesus were included in Cost of products sold and Selling and administrative expense, while the charges associated with Oxalis were included in Cost of products sold. In Business Segment Information in Note 16, the charges reduced Operating profit of the related business segment.
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
Eaton records reductions to sales for returns, and customer and distributor incentives, primarily comprised of rebates, at the time of the initial sale. Rebates are estimated based on sales terms, historical experience, trend analysis, and projected market conditions in the various markets served. The rebate programs offered vary across businesses due to the numerous markets Eaton serves, but the most common incentives relate to amounts paid or credited to customers for achieving defined volume levels. Returns are estimated at the time of the sale primarily based on historical experience and are recorded gross on the Consolidated Balance Sheet.
Sales commissions are expensed when the amortization period is less than a year and are generally not capitalized as they are typically earned at the completion of the contract when the customer is invoiced or when the customer pays Eaton.
Sales of products and services varies by segment and are discussed in Note 16.
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

	Year ended December 31, 2018
Net sales	United States	Rest of World	Total
Electrical Products	$4,112	$3,012	$7,124
Electrical Systems and Services	3,936	2,088	6,024
Hydraulics	1,190	1,566	2,756

	Original Equipment Manufacturers	Aftermarket, Distribution and End User
Aerospace	$1,085	$811	1,896

	Commercial	Passenger and Light Duty
Vehicle	$1,759	$1,730	3,489

eMobility			320

Total			$21,609
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (revenue recognized exceeds amount billed to the customer), and deferred revenue (advance payments and billings in excess of revenue recognized). Accounts receivables from customers were $3,402 and $3,399 at December 31, 2018 and December 31, 2017, respectively. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. These assets and liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Unbilled receivables were $94 and $117 at December 31, 2018 and January 1, 2018, respectively, and are recorded in Prepaid expenses and other current assets. The decrease in unbilled receivables was primarily due to billings to customers for amounts previously recognized as revenue, partially offset by revenue recognized and not yet billed.
Changes in the deferred revenue liabilities are as follows:

Deferred Revenue
Balance at January 1, 2018	$227
Customer deposits and billings	967
Revenue recognized in the period	(939)
Translation	(7)
Balance at December 31, 2018	$248
A significant portion of open orders placed with Eaton are by original equipment manufacturers or distributors. These open orders are not considered firm as they have been historically subject to releases by customers. In measuring backlog of unsatisfied or partially satisfied obligations, only the amount of orders to which customers are firmly committed are included. Using this criterion, total backlog at December 31, 2018 was approximately $5.3 billion. Eaton expects to recognize approximately 87% of this backlog in the next twelve months and the rest thereafter.

Impact of new accounting standard
In accordance with the new revenue accounting requirements, the impact of the adoption on the financial statement line items within the accompanying consolidated financial statements was as follows:

	Year ended December 31, 2018
Consolidated Statements of Income	As Reported	Adjustment	Balances without Adoption of ASC 606
Net sales	$21,609	$(30)	$21,579
Cost of products sold	14,511	(20)	14,491
Income before income taxes	2,424	(10)	2,414
Income tax expense	278	(2)	276
Net income	2,146	(8)	2,138
Net income attributable to Eaton ordinary shareholders	$2,145	$(8)	$2,137

	December 31, 2018
Consolidated Balance Sheets	As Reported	Adjustment	Balances without Adoption of ASC 606
Assets
Accounts receivable - net	$3,858	$60	$3,918
Inventory	2,785	18	2,803
Prepaid expenses and other current assets	507	(109)	398
Deferred income taxes	293	(1)	292

Liabilities and shareholders’ equity
Other current liabilities	$1,814	$(26)	$1,788
Eaton shareholders' equity	$16,142	$(6)	$16,136

Note 5.	RESTRUCTURING CHARGES
During 2015, Eaton announced its commitment to undertake actions to reduce its cost structure in all business segments and at corporate. The multi-year initiative concluded at the end of 2017.
A summary of liabilities related to workforce reductions, plant closings and other associated costs announced as part of this program follows:

	Workforce reductions	Plant closing and other	Total
Balance at December 31, 2016	$113	$1	$114
Liability recognized	57	59	116
Payments	(102)	(39)	(141)
Other adjustments	(1)	(16)	(17)
Balance at December 31, 2017	67	5	72
Payments	(36)	(4)	(40)
Other adjustments	(17)	—	(17)
Balance at December 31, 2018	$14	$1	$15

Note 6.	GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill by segment follow:

	December 31, 2016	Goodwill written off from sale of business	Translation	December 31, 2017	Translation	December 31, 2018
Electrical Products	$6,418	$—	$260	$6,678	$(116)	$6,562
Electrical Systems and Services	4,203	(3)	111	4,311	(70)	4,241
Hydraulics	1,221	—	36	1,257	(45)	1,212
Aerospace	938	—	9	947	(6)	941
Vehicle	342	(52)	4	294	(2)	292
eMobility	79	—	2	81	(1)	80
Total	$13,201	$(55)	$422	$13,568	$(240)	$13,328
A summary of other intangible assets follows:

	2018		2017
	Historical cost	Accumulated amortization	Historical cost	Accumulated amortization
Intangible assets not subject to amortization
Trademarks	$1,626		$1,654

Intangible assets subject to amortization
Customer relationships	$3,463	$1,600	$3,586	$1,475
Patents and technology	1,329	646	1,395	628
Trademarks	1,032	419	1,137	473
Other	92	31	99	30
Total intangible assets subject to amortization	$5,916	$2,696	$6,217	$2,606
Amortization expense related to intangible assets subject to amortization in 2018, and estimated amortization expense for each of the next five years, follows:

2018	$368
2019	357
2020	352
2021	341
2022	332
2023	283

Note 7.	DEBT
A summary of long-term debt, including the current portion, follows:

	2018	2017
5.60% notes due 2018 ($415 converted to floating rate by interest rate swap)	$—	$450
4.215% Japanese yen notes due 2018	—	88
6.95% notes due 2019 ($300 converted to floating rate by interest rate swap)	300	300
3.875% debentures due 2020 ($150 converted to floating rate by interest rate swap)	239	239
3.47% notes due 2021 ($275 converted to floating rate by interest rate swap)	300	300
8.10% debentures due 2022 ($100 converted to floating rate by interest rate swap)	100	100
2.75% senior notes due 2022 ($1,400 converted to floating rate by interest rate swap)	1,600	1,600
3.68% notes due 2023 ($200 converted to floating rate by interest rate swap)	300	300
0.75% euro notes due 2024	629	659
6.50% debentures due 2025	145	145
3.10% senior notes due 2027	700	700
7.65% debentures due 2029 ($50 converted to floating rate by interest rate swap)	200	200
4.00% senior notes due 2032	700	700
5.45% debentures due 2034 ($25 converted to floating rate by interest rate swap)	136	136
5.80% notes due 2037	240	240
4.15% senior notes due 2042	1,000	1,000
3.92% senior notes due 2047	300	300
5.25% to 8.875% notes (maturities ranging from 2019 to 2035, including $50 converted to floating rate by interest rate swap)	203	239
Other	15	49
Total long-term debt	7,107	7,745
Less current portion of long-term debt	(339)	(578)
Long-term debt less current portion	$6,768	$7,167

Substantially all these long-term debt instruments are fully and unconditionally guaranteed on an unsubordinated, unsecured basis by Eaton and certain of its direct and indirect subsidiaries (the Senior Notes). Further, as of December 31, 2018 all of these long-term debt instruments except the 3.875% debentures due 2020, the 3.47% notes due 2021, the 3.68% notes due 2023, and the 0.75% Euro notes due 2024 are registered by Eaton Corporation under the Securities Act of 1933, as amended (the Registered Senior Notes).
The Company maintains long-term revolving credit facilities totaling $2,000, consisting of a $500 three-year revolving credit facility that will expire November 17, 2020, a $750 five-year revolving credit facility that will expire October 14, 2021, and a $750 five-year revolving credit facility that will expire November 17, 2022. The revolving credit facilities are used to support commercial paper borrowings and are fully and unconditionally guaranteed by Eaton and certain of its direct and indirect subsidiaries on an unsubordinated, unsecured basis. There were no borrowings outstanding under Eaton's revolving credit facilities at December 31, 2018 or 2017. The Company had available lines of credit of $1,079 from various banks primarily for the issuance of letters of credit, of which there was $265 of letters of credit issued thereunder at December 31, 2018. Borrowings outside the United States are generally denominated in local currencies.
The Company repaid the 5.60% notes on May 15, 2018 for $450 and the 4.215% Japanese yen notes on December 17, 2018 for $88. The Company repaid the 5.30% notes on March 15, 2017 for $250, the 6.10% debentures on June 29, 2017 for $289 and the 1.50% senior notes on November 2, 2017 for $1,000.
Short-term debt of $414 at December 31, 2018 included $388 of short-term commercial paper in the United States, which had a weighted average interest rate of 2.97%, and $26 of short-term debt outside the United States.

On September 15, 2017, a subsidiary of Eaton issued senior notes (the 2017 Senior Notes) with a face amount of $1,000. The 2017 Senior Notes are comprised of two tranches of $700 and $300, which mature in 2027 and 2047, respectively, with interest payable semi-annually at a respective rate of 3.1% and 3.9%. The issuer received proceeds totaling $993 from the issuance, net of financing costs. The 2017 Senior Notes are fully and unconditionally guaranteed on an unsubordinated, unsecured basis by Eaton and certain of its direct and indirect subsidiaries. The 2017 Senior Notes contain customary optional redemption and par call provisions. The 2017 Senior Notes also contain a provision which upon a change of control requires the Company to make an offer to purchase all or any part of the 2017 Senior Notes at a purchase price of 101% of the principal amount plus accrued and unpaid interest. The capitalized deferred financing fees are amortized in Interest expense-net over the respective terms of the 2017 Senior Notes. The 2017 Senior Notes are subject to customary non-financial covenants.
Eaton is in compliance with each of its debt covenants for all periods presented.
Maturities of long-term debt for each of the next five years follow:

2019	$339
2020	241
2021	302
2022	1,701
2023	301
Interest paid on debt follows:

2018	$313
2017	293
2016	266

Note 8.	RETIREMENT BENEFITS PLANS
Eaton has defined benefits pension plans and other postretirement benefits plans.
Obligations and Funded Status

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
	2018	2017	2018	2017	2018	2017
Funded status
Fair value of plan assets	$3,068	$3,585	$1,560	$1,727	$37	$55
Benefit obligations	(3,633)	(3,961)	(2,285)	(2,399)	(378)	(448)
Funded status	$(565)	$(376)	$(725)	$(672)	$(341)	$(393)

Amounts recognized in the Consolidated Balance Sheets
Non-current assets	$—	$82	$58	$136	$—	$—
Current liabilities	(20)	(15)	(24)	(25)	(20)	(31)
Non-current liabilities	(545)	(443)	(759)	(783)	(321)	(362)
Total	$(565)	$(376)	$(725)	$(672)	$(341)	$(393)

Amounts recognized in Accumulated other comprehensive loss (pretax)
Net actuarial (gain) loss	$1,153	$1,059	$683	$596	$(20)	$19
Prior service cost (credit)	7	4	27	8	(32)	(46)
Total	$1,160	$1,063	$710	$604	$(52)	$(27)

Change in Benefit Obligations

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
	2018	2017	2018	2017	2018	2017
Balance at January 1	$3,961	$3,771	$2,399	$2,314	$448	$473
Service cost	100	96	63	71	2	3
Interest cost	122	123	52	55	13	14
Actuarial (gain) loss	(272)	271	(16)	(148)	(39)	2
Gross benefits paid	(282)	(301)	(112)	(97)	(67)	(74)
Currency translation	—	—	(124)	223	(4)	3
Plan amendments	4	1	21	—	—	—
Other	—	—	2	(19)	25	27
Balance at December 31	$3,633	$3,961	$2,285	$2,399	$378	$448

Accumulated benefit obligation	$3,506	$3,802	$2,175	$2,283
Change in Plan Assets

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
	2018	2017	2018	2017	2018	2017
Balance at January 1	$3,585	$2,969	$1,727	$1,478	$55	$74
Actual return on plan assets	(252)	543	(72)	131	—	8
Employer contributions	17	374	109	99	25	20
Gross benefits paid	(282)	(301)	(112)	(97)	(67)	(74)
Currency translation	—	—	(93)	135	—	—
Other	—	—	1	(19)	24	27
Balance at December 31	$3,068	$3,585	$1,560	$1,727	$37	$55
The components of pension plans with an accumulated benefit obligation in excess of plan assets at December 31 follow:

	United States pension liabilities		Non-United States pension liabilities
	2018	2017	2018	2017
Projected benefit obligation	$3,633	$3,540	$905	$966
Accumulated benefit obligation	3,506	3,380	853	911
Fair value of plan assets	3,068	3,081	158	175
Changes in pension and other postretirement benefit liabilities recognized in Accumulated other comprehensive loss follow:

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
	2018	2017	2018	2017	2018	2017
Balance at January 1	$1,063	$1,235	$604	$779	$(27)	$(39)
Prior service cost arising during the year	4	1	21	—	—	—
Net loss (gain) arising during the year	233	(28)	161	(185)	(36)	(2)
Currency translation	—	—	(35)	66	(2)	1
Less amounts included in expense during the year	(140)	(145)	(41)	(56)	13	13
Net change for the year	97	(172)	106	(175)	(25)	12
Balance at December 31	$1,160	$1,063	$710	$604	$(52)	$(27)

Benefits Expense

	United States pension benefit expense			Non-United States pension benefit expense			Other postretirement benefits expense
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Service cost	$100	$96	$111	$63	$71	$63	$2	$3	$4
Interest cost	122	123	125	52	55	62	13	14	17
Expected return on plan assets	(253)	(244)	(250)	(105)	(94)	(92)	(3)	(4)	(6)
Amortization	94	83	92	39	51	33	(13)	(13)	(9)
	63	58	78	49	83	66	(1)	—	6
Settlements and special termination benefits	46	62	81	2	5	3	—	—	1
Total expense	$109	$120	$159	$51	$88	$69	$(1)	$—	$7

The components of retirement benefits expense other than service costs are included in Other (income) expense - net.
The estimated pretax net amounts that will be recognized from Accumulated other comprehensive loss into net periodic benefit cost in 2019 follow:

	United States pension liabilities	Non-United States pension liabilities	Other postretirement liabilities
Actuarial loss	$113	$36	$—
Prior service cost (credit)	1	3	(14)
Total	$114	$39	$(14)
Retirement Benefits Plans Assumptions
For purposes of determining liabilities related to pension plans and other postretirement benefits plans in the United States, in 2016 and 2017, the Company used 2014 mortality tables and generational improvement scales that are based on MP-2016 and MP-2017, respectively. In 2018, for the majority of its plans in the United States, the Company updated its mortality assumption to use tables that are based on the Company's own experience and a generational improvement scale that is based on MP-2018.
To estimate the service and interest cost components of net periodic benefit cost for the vast majority of its defined benefits pension and other postretirement benefits plans, the Company used a spot rate approach by applying the specific spot rates along the yield curve used to measure the benefit obligation at the beginning of the period to the relevant projected cash flows.

Pension Plans

	United States pension plans			Non-United States pension plans
	2018	2017	2016	2018	2017	2016
Assumptions used to determine benefit obligation at year-end
Discount rate	4.28%	3.64%	4.12%	2.83%	2.62%	2.63%
Rate of compensation increase	3.14%	3.15%	3.15%	3.10%	3.11%	3.13%

Assumptions used to determine expense
Discount rate used to determine benefit obligation	3.64%	4.12%	4.22%	2.62%	2.63%	3.46%
Discount rate used to determine service cost	3.78%	4.31%	4.35%	3.54%	3.38%	4.13%
Discount rate used to determine interest cost	3.19%	3.40%	3.42%	2.31%	2.34%	3.07%
Expected long-term return on plan assets	7.52%	7.90%	8.50%	6.40%	6.30%	6.62%
Rate of compensation increase	3.15%	3.15%	3.18%	3.11%	3.13%	3.12%
The expected long-term rate of return on pension assets was determined for each country and reflects long-term historical data taking into account each plan's target asset allocation. The expected long-term rates of return on pension assets for United States pension plans and Non-United States pension plans for 2019 are 7.25% and 6.42%, respectively. The discount rates were determined using appropriate bond data for each country.
Other Postretirement Benefits Plans
Substantially all of the obligation for other postretirement benefits plans relates to United States plans. Assumptions used to determine other postretirement benefits obligations and expense follow:

	Other postretirement benefits plans
	2018	2017	2016
Assumptions used to determine benefit obligation at year-end
Discount rate	4.23%	3.55%	3.96%
Health care cost trend rate assumed for next year	7.10%	8.25%	7.35%
Ultimate health care cost trend rate	4.75%	4.75%	4.75%
Year ultimate health care cost trend rate is achieved	2028	2027	2026

Assumptions used to determine expense
Discount rate used to determine benefit obligation	3.55%	3.96%	4.04%
Discount rate used to determine service cost	3.62%	4.11%	4.26%
Discount rate used to determine interest cost	3.04%	3.18%	3.12%
Initial health care cost trend rate	8.25%	7.35%	7.10%
Ultimate health care cost trend rate	4.75%	4.75%	4.75%
Year ultimate health care cost trend rate is achieved	2027	2026	2025
Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plans. A 1-percentage point change in the assumed health care cost trend rates would have the following effects:

	1% increase	1% decrease
Effect on total service and interest cost	$1	$—
Effect on other postretirement liabilities	11	(10)

Employer Contributions to Retirement Benefits Plans
Contributions to pension plans that Eaton expects to make in 2019, and made in 2018, 2017 and 2016, follow:

	2019	2018	2017	2016
United States plans	$20	$17	$374	$160
Non-United States plans	96	109	99	102
Total contributions	$116	$126	$473	$262
The following table provides the estimated pension and other postretirement benefit payments for each of the next five years, and the five years thereafter in the aggregate. For other postretirement benefits liabilities, the expected subsidy receipts related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 would reduce the gross payments listed below.

	Estimated United States pension payments	Estimated non-United States pension payments	Estimated other postretirement benefit payments
			Gross	Medicare prescription drug subsidy
2019	$299	$86	$40	$(2)
2020	291	88	36	(2)
2021	296	90	32	(1)
2022	297	94	33	—
2023	294	98	30	—
2024 - 2028	1,440	539	126	(2)
Pension Plan Assets
Investment policies and strategies are developed on a country specific basis. The United States plans, representing 66% of worldwide pension assets, and the United Kingdom plans representing 27% of worldwide pension assets, are invested primarily for growth, as the majority of the assets are in plans with active participants and ongoing accruals. In general, the plans have their primary allocation to diversified global equities, primarily through index funds in the form of common collective and other trusts. The United States plans' target allocation is 25% United States equities, 25% non-United States equities, 8% real estate (primarily equity of real estate investment trusts), 37% debt securities and 5% other, including hedge funds, private equity and cash equivalents. The United Kingdom plans' target asset allocations are 62% equities and the remainder in debt securities, cash equivalents and real estate investments. The equity risk for the plans is managed through broad geographic diversification and diversification across industries and levels of market capitalization. The majority of debt allocations for these plans are longer duration government and corporate debt. The United States, United Kingdom and Canada pension plans are authorized to use derivatives to achieve more economically desired market exposures and to use futures, swaps and options to gain or hedge exposures.
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

Pension Plans
A summary of the fair value of pension plan assets at December 31, 2018 and 2017, follows:

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)[1]
2018
Common collective trusts
Non-United States equity and global equities	$612	$—	$612	$—
United States equity	50	—	50	—
Fixed income	483	—	483	—
Fixed income securities	721	—	721	—
United States treasuries	261	261	—	—
Bank loans	107	—	107	—
Real estate	202	181	—	21
Equity securities	51	51	—	—
Cash equivalents	152	104	48	—
Exchange traded funds	60	60	—	—
Other	90	—	15	75
Common collective and other trusts measured at net asset value	1,834
Money market funds measured at net asset value	5
Total pension plan assets	$4,628	$657	$2,036	$96

1 These pension plan assets include private real estate, private credit and private equity funds that generally have redemption notice periods of six months or longer, and are not eligible for redemption until the underlying assets are liquidated or distributed. The Company has unfunded commitments to these funds of approximately $180 at December 31, 2018, which will be satisfied by a reallocation of pension plan assets.

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)[1]
2017
Common collective trusts
Non-United States equity and global equities	$741	$—	$741	$—
United States equity	86	—	86	—
Fixed income	478	—	478	—
Fixed income securities	709	—	709	—
United States treasuries	67	67	—	—
Bank loans	161	—	161	—
Real estate	239	220	—	19
Equity securities	139	139	—	—
Cash equivalents	86	51	35	—
Exchange traded funds	224	224	—	—
Other	81	—	8	73
Common collective and other trusts measured at net asset value	2,225
Hedge funds measured at net asset value	67
Money market funds measured at net asset value	9
Total pension plan assets	$5,312	$701	$2,218	$92

1 These pension plan assets include private real estate and private equity funds that generally have redemption notice periods of six months or longer, and are not eligible for redemption until the underlying assets are liquidated or distributed. The Company has unfunded commitments to these funds of approximately $20 at December 31, 2017, which will be satisfied by a reallocation of pension plan assets.

The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed during 2017 and 2018 due to the following:

	Real estate	Other	Total
Balance at December 31, 2016	$6	$95	$101
Actual return on plan assets:
Gains (losses) relating to assets still held at year-end	1	(5)	(4)
Purchases, sales, settlements - net	12	(17)	(5)
Transfers into or out of Level 3	—	—	—
Balance at December 31, 2017	19	73	92
Actual return on plan assets:
Gains (losses) relating to assets still held at year-end	(1)	—	(1)
Purchases, sales, settlements - net	3	2	5
Transfers into or out of Level 3	—	—	—
Balance at December 31, 2018	$21	$75	$96

Other Postretirement Benefits Plans
A summary of the fair value of other postretirement benefits plan assets at December 31, 2018 and 2017, follows:

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
2018
Cash equivalents	$6	$6	$—	$—
Common collective and other trusts measured at net asset value	31
Total other postretirement benefits plan assets	$37	$6	$—	$—

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
2017
Cash equivalents	$7	$7	$—	$—
Common collective and other trusts measured at net asset value	48
Total other postretirement benefits plan assets	$55	$7	$—	$—
Valuation Methodologies
Following is a description of the valuation methodologies used for pension and other postretirement benefits plan assets measured at fair value. There have been no changes in the methodologies used at December 31, 2018 and 2017.
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
Other - Primarily insurance contracts for international plans and also futures contracts and over-the-counter options. These investments are valued based on the closing prices of future contracts or indices as available on Bloomberg or similar service, private credit and private equity investments.
For additional information regarding fair value measurements, see Note 13.
Defined Contribution Plans
The Company has various defined contribution benefit plans, primarily consisting of the plans in the United States. The total contributions related to these plans are charged to expense and were as follows:

2018	$124
2017	114
2016	72

Note 9.	COMMITMENTS AND CONTINGENCIES
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
In December 2011, Pepsi-Cola Metropolitan Bottling Company, Inc. (“Pepsi”) filed an action against (a) Cooper Industries, LLC, Cooper Industries, Ltd., Cooper Holdings, Ltd., Cooper US, Inc., and Cooper Industries plc (collectively, “Cooper”), (b) M&F Worldwide Corp., Mafco Worldwide Corp., Mafco Consolidated Group LLC, and PCT International Holdings, Inc. (collectively, “Mafco”), and (c) the Pneumo Abex Asbestos Claims Settlement Trust (the “Trust”) in Texas state court. Pepsi alleged that it was harmed by a 2011 settlement agreement (“2011 Settlement”) among Cooper, Mafco, and Pneumo Abex, LLC (“Pneumo,” which prior to the 2011 Settlement was a Mafco subsidiary), which settlement resolved litigation that Pneumo had previously brought against Cooper involving, among other things, a guaranty related to Pneumo’s friction products business. In November 2015, after a Texas court ruled that Pepsi's claims should be heard in arbitration, Pepsi filed a demand for arbitration against Cooper, Mafco, the Trust, and Pneumo. Pepsi subsequently dropped claims against all parties except Cooper. An arbitration under the auspices of the American Arbitration Association commenced in October 2017. Pepsi’s experts opined, among other things, that the value contributed to the Trust for a release of the guaranty was below reasonably equivalent value, and that an inability of Pneumo to satisfy future liabilities could result in plaintiffs suing Pepsi under various theories. Cooper submitted various expert reports and, among other things, Cooper’s experts opined that Pepsi had no basis to seek any damages and that Cooper paid reasonably equivalent value for the release of its indemnity obligations under the guaranty. The arbitration proceedings closed in December 2017. On July 11, 2018, the arbitration panel made certain findings and concluded that the value contributed to the Trust did not constitute reasonably equivalent value, but ordered the parties to recalculate the amount that should have been contributed to the Trust as of the date of the 2011 transaction. Based on the findings made by the panel and the recalculation ordered by the panel, Cooper believed that no additional amount should be contributed. Pepsi argued that an additional $347 should be contributed. Cooper and its expert disagreed with Pepsi’s argument and believed that Pepsi’s recalculation was flawed and failed to comply with the instructions of the panel. On August 23, 2018, the panel issued its final award and ordered Cooper to pay $293 to Pneumo Abex. On August 30, 2018, Pepsi sought to confirm the award in Texas state court, which Cooper opposed on October 9, 2018. Cooper further requested that the court vacate the award on various grounds, including that Cooper was prejudiced by the conduct of the proceedings, the panel exceeded its powers, and because the panel denied Cooper a full and fair opportunity to present certain evidence. The court confirmed the award at the confirmation hearing, which was held on October 12, 2018. On November 2, 2018, the Company appealed. On November 28, 2018, the Company paid $297, the full judgment plus accrued post-judgment interest, to Pneumo Abex and preserved its rights, including to pursue the appeal, which is pending.
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
Eaton is involved in remedial response and voluntary environmental remediation at a number of sites, including certain of its currently-owned or formerly-owned plants. The Company has also been named a potentially responsible party under the United States federal Superfund law, or the state equivalents thereof, at a number of disposal sites. The Company became involved in these sites as a result of government action or in connection with business acquisitions. At the end of 2018, the Company was involved with a total of 113 sites worldwide, including the Superfund sites mentioned above, with none of these sites being individually significant to the Company.

Remediation activities, generally involving soil and/or groundwater contamination, include pre-cleanup activities such as fact finding and investigation, risk assessment, feasibility study, design and action planning, performance (where actions may range from monitoring, to removal of contaminants, to installation of longer-term remediation systems), and operation and maintenance of a remediation system. The extent of expected remediation activities and costs varies by site. A number of factors affect the cost of environmental remediation, including the number of parties involved at a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing advancement of remediation technology. Taking these factors into account, Eaton has estimated the costs of remediation, which will be paid over a period of years. The Company accrues an amount on an undiscounted basis, consistent with the estimates of these costs, when it is probable that a liability has been incurred. Actual results may differ from these estimates. At December 31, 2018 and 2017, the Company had an accrual totaling $116 and $120, respectively, for these costs.
Based upon Eaton's analysis and subject to the difficulty in estimating these future costs, the Company expects that any sum it may be required to pay in connection with environmental matters is not reasonably possible to exceed the recorded liability by an amount that would have a material effect on its financial position, results of operations or cash flows.
Warranty Accruals
Product warranty accruals are established at the time the related sale is recognized through a charge to Cost of products sold. Warranty accrual estimates are based primarily on historical warranty claim experience and specific customer contracts. Provisions for warranty accruals are comprised of basic warranties for products sold, as well as accruals for product recalls and other events when they are known and estimable. A summary of the current and long-term warranty accruals follows:

	2018	2017	2016
Balance at January 1	$188	$180	$195
Provision	139	163	117
Settled	(145)	(156)	(130)
Other	(6)	1	(2)
Balance at December 31	$176	$188	$180
Lease Commitments
Eaton leases certain real properties and equipment. A summary of minimum rental commitments at December 31, 2018 under noncancelable operating leases, which expire at various dates and in most cases contain renewal options, for each of the next five years and thereafter in the aggregate, follow:

2019	$165
2020	133
2021	106
2022	75
2023	53
Thereafter	110
Total noncancelable lease commitments	$642
A summary of rental expense follows:

2018	$232
2017	222
2016	220

Note 10.	INCOME TAXES
Eaton Corporation plc is domiciled in Ireland. Income (loss) before income taxes and income tax (benefit) expense are summarized below based on the geographic location of the operation to which such earnings and income taxes are attributable.

	Income (loss) before income taxes
	2018	2017	2016
Ireland	$(365)	$(1,090)	$(923)
Foreign	2,789	4,458	3,041
Total income before income taxes	$2,424	$3,368	$2,118

	Income tax expense (benefit)
	2018	2017	2016
Current
Ireland	$47	$1	$2
Foreign
United States	115	123	93
Non-United States	255	234	209
Total current income tax expense	417	358	304

Deferred
Ireland	6	—	2
Foreign
United States	(122)	82	(77)
Non-United States	(23)	(58)	(30)
Total deferred income tax expense (benefit)	(139)	24	(105)
Total income tax expense	$278	$382	$199

Reconciliations of income taxes from the Ireland national statutory rate of 25% to the consolidated effective income tax rate follow:

	2018	2017	2016
Income taxes at the applicable statutory rate	25.0%	25.0%	25.0%

Ireland operations
Ireland tax on trading income	(2.0)%	—%	(0.3)%
Nondeductible interest expense	7.8%	8.2%	11.5%
Ireland Other - net	0.1%	—%	—%

Foreign operations
United States operations (earnings taxed at other than the applicable statutory rate)	0.2%	1.7%	0.1%
U.S. federal tax rate change	—%	(7.5)%	—%
U.S. tax on foreign earnings	—%	4.8%	—%
U.S. foreign tax credit	(0.2)%	(3.9)%	0.6%
Credit for research activities	(0.8)%	(0.5)%	(0.8)%
Tax on foreign currency loss	(1.6)%	—%	—%
U.S. Other - net	2.4%	3.2%	2.5%
Non-U.S. operations (earnings taxed at other than the applicable statutory tax rate)	(19.8)%	(22.9)%	(26.8)%
Non-U.S. operations - other items	0.7%	0.4%	0.9%

Worldwide operations
Adjustments to tax liabilities	1.1%	(1.8)%	(2.5)%
Adjustments to valuation allowances	(1.4)%	4.6%	(0.8)%
Effective income tax expense rate	11.5%	11.3%	9.4%
During 2018, income tax expense of $278 was recognized (an effective tax rate of 11.5%) compared to income tax expense of $382 for 2017 (an effective tax rate of 11.3%) and income tax expense of $199 for 2016 (an effective tax rate of 9.4%). The 2018 effective tax rate includes a tax benefit of $69 on the arbitration decision expense discussed in Note 9. The 2017 effective tax rate includes tax expense of $234 on the gain related to the sale of a business discussed in Note 2 and a tax benefit of $62 related to the U.S. Tax Cuts and Jobs Act (TCJA) which is discussed in further detail below. Excluding the one-time impacts of the 2018 arbitration decision, the 2017 sale of business, and the 2017 TCJA, the effective tax rate for 2018 was 12.8% compared to 9.2% for 2017. The increase in the tax rate from 2017 to 2018 was due to greater levels of income in higher tax jurisdictions and an increase in tax contingencies offset by net decreases of related valuation allowances. The decrease from 9.4% for 2016 compared to 9.2% for 2017 was due to the resolution of tax contingencies in various tax jurisdictions and the excess tax benefits recognized for employee share-based payments pursuant to the adoption of Accounting Standards Update 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.
The TCJA was enacted on December 22, 2017, which reduced the U.S. federal corporate tax rate from 35% to 21% and required a one-time transition tax on certain unremitted earnings of non-U.S. subsidiaries owned directly or indirectly by U.S. subsidiaries of the Company. In December 2017, the Company recorded a provisional tax benefit amount of $79 for the impact of the tax rate change on deferred tax balances and a provisional tax expense of $17 for the one-time transition tax, for a net tax benefit of $62. During 2018, the Company finalized its accounting for the 2017 enactment of the TCJA and recorded an adjustment of $17 tax expense, primarily related to the one-time transition tax, resulting in a final net tax benefit of $45.
No provision has been made for income taxes on undistributed earnings of foreign subsidiaries of approximately $25.5 billion at December 31, 2018, since it is the Company's intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries. It is not practicable to estimate the additional income taxes and applicable withholding taxes that would be payable on the remittance of such undistributed earnings.

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
Worldwide income tax payments, net of tax refunds, follow:

2018	$371
2017	288
2016	272
Deferred Income Tax Assets and Liabilities
Components of noncurrent deferred income taxes follow:

	2018	2017
	Noncurrent assets and liabilities	Noncurrent assets and liabilities
Accruals and other adjustments
Employee benefits	$481	$430
Depreciation and amortization	(1,198)	(1,324)
Other accruals and adjustments	434	380
Ireland income tax loss carryforwards	1	1
Foreign income tax loss carryforwards	1,915	1,962
Foreign income tax credit carryforwards	396	404
Valuation allowance for income tax loss and income tax credit carryforwards	(2,032)	(1,992)
Other valuation allowances	(53)	(146)
Total deferred income taxes	$(56)	$(285)
At December 31, 2018, Eaton Corporation plc and certain Irish subsidiaries had tax loss carryforwards that are available to reduce future taxable income and tax liabilities. These carryforwards and their respective expiration dates are summarized below:

	2019 through 2023	2024 through 2028	2029 through 2033	2034 through 2043	Not subject to expiration	Valuation allowance
Ireland income tax loss carryforwards	$—	$—	$—	$—	$8	$—
Ireland deferred income tax assets for income tax loss carryforwards	—	—	—	—	1	(1)
At December 31, 2018, the Company's foreign subsidiaries, including all U.S. and non-U.S. subsidiaries, had income tax loss carryforwards and income tax credit carryforwards that are available to reduce future taxable income or tax liabilities. These carryforwards and their respective expiration dates are summarized below:

	2019 through 2023	2024 through 2028	2029 through 2033	2034 through 2043	Not subject to expiration	Valuation allowance
Foreign income tax loss carryforwards	$929	$130	$7,433	$788	$3,450	$—
Foreign deferred income tax assets for income tax loss carryforwards	112	41	686	225	892	(1,790)
Foreign deferred income tax assets for income tax loss carryforwards after ASU 2013-11	99	36	672	216	892	(1,790)
Foreign income tax credit carryforwards	116	188	104	120	31	(241)
Foreign income tax credit carryforwards after ASU 2013-11	80	178	32	75	31	(241)

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
Adoption of Accounting Policy
In January 2018 the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from accumulated other comprehensive income (AOCI), which gives companies the option to reclassify to retained earnings certain income tax effects resulting from the TCJA related to items in AOCI that the FASB refers to as having been stranded in AOCI.
The new guidance may be applied retrospectively to each period in which the effect of the TCJA is recognized, or in the period of adoption. Companies must adopt this guidance for years beginning after December 15, 2018 and interim periods within those years. Early adoption is also permitted for periods for which financial statements have not yet been issued or made available for issuance. Eaton elected to early adopt ASU 2018-02 in the fourth quarter of 2018. Eaton elected not to reclassify any income tax effects resulting from the TCJA from accumulated other comprehensive loss to retained earnings. The Company’s policy is to release income tax effects from AOCI when individual units of account are sold, terminated, or extinguished.
Unrecognized Income Tax Benefits
A summary of gross unrecognized income tax benefits follows:

	2018	2017	2016
Balance at January 1	$735	$629	$584
Increases and decreases as a result of positions taken during prior years
Transfers from valuation allowances	2	—	—
Other increases, including currency translation	164	10	21
Other decreases, including currency translation	(35)	(30)	(24)
Increases as a result of positions taken during the current year	69	162	90
Decreases relating to settlements with tax authorities	(3)	(10)	(19)
Decreases as a result of a lapse of the applicable statute of limitations	(19)	(26)	(23)
Balance at December 31	$913	$735	$629

Eaton recognizes an income tax benefit from an uncertain tax position only if it is more likely than not that the benefit would be sustained upon examination by taxing authorities, based on the technical merits of the position. The Company evaluates and adjusts the amount of unrecognized income tax benefits based on changes in facts and circumstances. The Company does not enter into any of the United States Internal Revenue Service (IRS) Listed Transactions as set forth in Treasury Regulation 1.6011-4.
If all unrecognized income tax benefits were recognized, the net impact on the provision for income tax expense would be $599, which includes all impacts of the TCJA and interaction with deferred tax netting pursuant to ASU 2013-11. The increase in gross unrecognized income tax benefits for positions taken in prior years was primarily offset by net decreases in related valuation allowances.
As of December 31, 2018 and 2017, Eaton had accrued approximately $74 and $80, respectively, for the payment of worldwide interest and penalties, which are not included in the table of unrecognized income tax benefits above. Eaton recognizes interest and penalties related to unrecognized income tax benefits in the provision for income tax expense.
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
Eaton or its subsidiaries file income tax returns in Ireland and many countries around the world. With only a few exceptions, Irish and non-United States subsidiaries of Eaton are no longer subject to examinations for years before 2007.
The United States Internal Revenue Service (“IRS”) has completed its examination of the consolidated income tax returns of the Company’s United States subsidiaries (“Eaton US”) for 2005 through 2010 and has issued Statutory Notices of Deficiency (Notices) as discussed below. The statute of limitations on these tax years remains open until the matters are resolved. The IRS has also completed its examination of the consolidated income tax returns of Eaton US for 2011 through 2013 and has issued proposed adjustments as discussed below. The statute of limitations on these tax years remains open until June 30, 2020. The IRS is currently examining tax years 2014 through 2016. The statute of limitations for tax years 2014 through 2016 is open until September 30, 2020. Tax year 2017 is still subject to examination by the IRS.
Eaton US is also under examination for the income tax filings in various states and localities of the United States. Income tax returns of states and localities within the United States will be reopened to the extent of United States federal income tax adjustments, if any, going back to 2005 when those audit years are finalized. Some states and localities might not limit their assessment to the United States federal adjustments, and may require the opening of the entire tax year.
In 2011, the IRS issued a Notice for Eaton US for the 2005 and 2006 tax years (the 2011 Notice). The 2011 Notice proposed assessments of $75 in additional taxes plus $52 in penalties related primarily to transfer pricing adjustments for products manufactured in the Company's facilities in Puerto Rico and the Dominican Republic and sold to affiliated companies located in the United States. Eaton US has set its transfer prices for products sold between these affiliates at the same prices that Eaton US sells such products to third parties as required by two successive Advance Pricing Agreements (APAs) Eaton US entered into with the IRS that governed the 2005-2010 tax years. Eaton US has continued to apply the arms-length transfer pricing methodology for 2011 through the current reporting period. Immediately prior to the 2011 Notice being issued, the IRS sent a letter stating that it was retrospectively canceling the APAs. Eaton US contested the proposed assessments in United States Tax Court. The case involved both whether the APAs should be enforced and, if not, the appropriate transfer pricing methodology. On July 26, 2017, the United States Tax Court issued a ruling in which it agreed with Eaton US that the IRS must abide by the terms of the APAs for the tax years 2005-2006. The Tax Court’s ruling on the APAs did not have a material impact on Eaton’s consolidated financial statements.
In 2014, Eaton US received a Notice from the IRS for the 2007 through 2010 tax years (the 2014 Notice) proposing assessments of $190 in additional taxes plus $72 in penalties, net of agreed credits and deductions, which the Company has also contested in Tax Court. The proposed assessments pertain primarily to the same transfer pricing issues and APA for which the Tax Court has issued its ruling during 2017 as noted above. The Company believes that the Tax Court’s ruling for tax years 2005-2006 will also be applicable to the 2007-2010 years. Following the issuance of the Tax Court’s ruling, Eaton and the IRS recognized that the ruling on the enforceability of the APAs did not address a secondary issue regarding the transfer pricing for a certain royalty paid from 2006-2010. Eaton US reported a consistent royalty rate for 2006-2010. The IRS has agreed to the royalty rate as reported by Eaton US in 2006. Although the IRS has not proposed an alternative rate, it has not agreed to apply the same royalty rate in the 2007-2010 years.

The 2014 Notice also includes a separate proposed assessment involving the recognition of income for several of Eaton US’s controlled foreign corporations. The Company believes that the proposed assessment is without merit and is contesting the matter in Tax Court. Eaton and the IRS have both moved for partial summary judgment on this issue. The Tax Court heard oral arguments on the motions in January 2018, following which the Court ordered further briefing, which was completed in March 2018. On February 25, 2019 the Tax Court granted the IRS’s motion for partial summary judgment and denied Eaton’s.  The Company intends to appeal the Tax Court’s decision to the United States Court of Appeals. The Company is analyzing the impact, if any, the Tax Court’s decision will have on its consolidated financial statements in 2019.
In 2018 the IRS completed its examination of the Eaton US tax years 2011 through 2013 and has proposed adjustments to certain transfer pricing tax positions, including adjustments similar to those proposed in the 2011 and 2014 Notices for products manufactured in the Company’s facilities in Puerto Rico and the Dominican Republic and sold to affiliated companies located in the United States. The IRS also proposed adjustments involving the recognition of income for several of Eaton US’s controlled foreign corporation, which is the same issue included in the 2014 Notice described above and subject to litigation in Tax Court. The Company intends to pursue its administrative appeals alternatives with respect to each of the IRS adjustments and believes that final resolution of the proposed adjustments will not have a material impact on its consolidated financial statements.
During 2010, the Company received a tax assessment, which included interest and penalties, in Brazil for the tax years 2005 through 2008 that relates to the amortization of certain goodwill generated from the acquisition of third-party businesses and corporate reorganizations. In 2018 the Company received an unfavorable result at the final tax administrative appeals level, resulting in an alleged tax deficiency of $32 plus $84 of interest and penalties (translated at the December 31, 2018 exchange rate). The Company plans to challenge the assessment in the judicial system, which is expected to take up to 10 years to resolve. During 2014, the Company received a tax assessment of $33 (translated at the December 31, 2018 exchange rate), plus interest and penalties, for the 2009 through 2012 tax years (primarily relating to the same issues concerning the 2005 through 2008 tax years), which the Company is also contesting and remains under review at the final tax administrative appeals level. The Company continues to believe that final resolution of both of the assessments will not have a material impact on its consolidated financial statements.

Note 11.	EATON SHAREHOLDERS' EQUITY
There are 750 million Eaton ordinary shares authorized ($0.01 par value per share), 423.6 million and 439.9 million of which were issued and outstanding at December 31, 2018 and 2017, respectively. Eaton's Memorandum and Articles of Association authorized 40 thousand deferred ordinary shares (€1.00 par value per share) and 10 thousand preferred A shares ($1.00 par value per share), all of which were issued and outstanding at December 31, 2018 and 2017, and 10 million serial preferred shares ($0.01 par value per share), none of which is outstanding at December 31, 2018 and 2017. At December 31, 2018, there were 12,846 holders of record of Eaton ordinary shares. Additionally, 18,972 current and former employees were shareholders through participation in the Eaton Savings Plan, Eaton Personal Investment Plan, or the Eaton Puerto Rico Retirement Savings Plan.
On October 22, 2013, Eaton's Board of Directors adopted a share repurchase program (the 2013 Program). Under the 2013 Program, the ordinary shares were expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During 2016, 1.5 million ordinary shares were repurchased under the 2013 Program in the open market at a total cost of $82. On February 24, 2016, the Board of Directors approved a new share repurchase program for share repurchases up to $2,500 of ordinary shares (2016 Program). Under the 2016 Program, the ordinary shares were expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During 2018, 2017 and 2016, 13.2 million, 11.5 million and 10.3 million shares, respectively, were purchased on the open market under the 2016 Program for a total cost of $1,002, $850 and $648, respectively. An additional 4.3 million shares were purchased on the open market in December 2018 outside of the 2016 Program for a total cost of $298.
Eaton has deferral plans that permit certain employees and directors to defer a portion of their compensation. A trust contains $8 and $11 of ordinary shares and marketable securities at December 31, 2018 and 2017, respectively, to fund a portion of these liabilities. The marketable securities were included in Other assets and the ordinary shares were included in Shareholders' equity at historical cost.
On February 27, 2019, Eaton's Board of Directors declared a quarterly dividend of $0.71 per ordinary share, an 8% increase over the dividend paid in the fourth quarter of 2018. The dividend is payable on March 22, 2019 to shareholders of record on March 9, 2019.
Comprehensive Income (Loss)
Comprehensive income (loss) consists primarily of net income, currency translation and related hedging instruments, changes in unrecognized costs of pension and other postretirement benefits, and changes in the effective portion of open derivative contracts designated as cash flow hedges. The following table summarizes the pre-tax and after-tax amounts recognized in Comprehensive income (loss):

	2018		2017		2016
	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Currency translation and related hedging instruments	$(613)	$(609)	$800	$807	$(562)	$(570)

Pensions and other postretirement benefits
Prior service credit (cost) arising during the year	(25)	(20)	(1)	—	(2)	(2)
Net gain (loss) arising during the year	(358)	(274)	215	169	(247)	(197)
Currency translation	37	29	(67)	(53)	74	62
Other	—	5	—	(5)	—	(2)
Amortization of actuarial loss and prior service cost reclassified to earnings	168	121	188	130	201	133
	(178)	(139)	335	241	26	(6)

Cash flow hedges
Gain (loss) on derivatives designated as cash flow hedges	(8)	(6)	(24)	(15)	(21)	(14)
Changes in cash flow hedges reclassified to earnings	16	13	17	11	8	5
Cash flow hedges, net of reclassification adjustments	8	7	(7)	(4)	(13)	(9)
Other comprehensive income (loss) attributable to Eaton ordinary shareholders	$(783)	$(741)	$1,128	$1,044	$(549)	$(585)

The changes in Accumulated other comprehensive loss follow:

	Currency translation and related hedging instruments	Pensions and other postretirement benefits	Cash flow hedges	Total
Balance at December 31, 2017	$(2,255)	$(1,139)	$(10)	$(3,404)
Other comprehensive income (loss) before reclassifications	(609)	(260)	(6)	(875)
Amounts reclassified from Accumulated other comprehensive loss (income)	—	121	13	134
Net current-period Other comprehensive income (loss)	(609)	(139)	7	(741)
Balance at December 31, 2018	$(2,864)	$(1,278)	$(3)	$(4,145)
The reclassifications out of Accumulated other comprehensive loss follow:

	December 31, 2018	Consolidated Statements of Income classification
Amortization of defined benefits pension and other postretirement benefits items
Actuarial loss and prior service cost	$(168)	[1]
Tax benefit	47
Total, net of tax	(121)

Gains and (losses) on cash flow hedges
Currency exchange contracts	(16)	Cost of products sold
Tax benefit	3
Total, net of tax	(13)

Total reclassifications for the period	$(134)
1 These components of Accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 8 for additional information about defined benefits pension and other postretirement benefits items.
Net Income Per Share Attributable to Eaton Ordinary Shareholders
A summary of the calculation of net income per share attributable to Eaton ordinary shareholders follows:

(Shares in millions)	2018	2017	2016
Net income attributable to Eaton ordinary shareholders	$2,145	$2,985	$1,916

Weighted-average number of ordinary shares outstanding - diluted	436.9	447.0	456.5
Less dilutive effect of equity-based compensation	2.6	2.5	1.5
Weighted-average number of ordinary shares outstanding - basic	434.3	444.5	455.0

Net income per share attributable to Eaton ordinary shareholders
Diluted	$4.91	$6.68	$4.20
Basic	4.93	6.71	4.21
In 2018, 2017, and 2016, 0.5 million, 0.4 million, and 1.7 million stock options, respectively, were excluded from the calculation of diluted net income per share attributable to Eaton ordinary shareholders because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive.

Note 12.	EQUITY-BASED COMPENSATION
Eaton recognizes equity-based compensation expense based on the grant date fair value of the award. Awards with service conditions or both service and market conditions are expensed over the period during which an employee is required to provide service in exchange for the award. Awards with both service and performance conditions are expensed over the period an employee is required to provide service based on the number of units for which achievement of the performance objective is probable. The Company estimates forfeitures as part of recording equity-based compensation expense.
Restricted Stock Units and Awards
Restricted stock units (RSUs) and restricted stock awards (RSAs) have been issued to certain employees and directors. Participants awarded RSUs in 2016 do not receive dividends; therefore, the fair value is determined by reducing the closing market price of the Company’s ordinary shares on the date of grant by the present value of the estimated dividends had they been paid. The fair value of RSUs awarded in 2017 and 2018, and RSAs are determined based on the closing market price of the Company’s ordinary shares at the date of grant. The RSUs entitle the holder to receive one ordinary share for each RSU upon vesting, generally over three years. RSAs are issued and outstanding at the time of grant, but remain subject to forfeiture until vested, generally over three or four years. A summary of the RSU and RSA activity for 2018 follows:

(Restricted stock units and awards in millions)	Number of restricted stock units and awards	Weighted-average fair value per unit and award
Non-vested at January 1	2.4	$62.24
Granted	0.7	81.83
Vested	(0.9)	63.44
Forfeited	(0.1)	68.94
Non-vested at December 31	2.1	$68.56
Information related to RSUs and RSAs follows:

	2018	2017	2016
Pretax expense for RSUs and RSAs	$59	$66	$65
After-tax expense for RSUs and RSAs	46	43	42
Fair value of vested RSUs and RSAs	71	73	71
As of December 31, 2018, total compensation expense not yet recognized related to non-vested RSUs and RSAs was $72, and the weighted-average period in which the expense is expected to be recognized is 2.4 years. Excess tax benefit for RSUs and RSAs totaled $3 and $2 for 2018 and 2017, respectively. There was no excess tax benefit for RSUs and RSAs in 2016.
Performance Share Units
In February 2018, 2017 and 2016, the Compensation and Organization Committee of the Board of Directors approved the grant of performance share units (PSUs) to certain employees that vest based on the satisfaction of a three-year service period and total shareholder return relative to that of a group of peers. Awards earned at the end of the three-year vesting period range from 0% to 200% of the targeted number of PSUs granted based on the ranking of total shareholder return of the Company, assuming reinvestment of all dividends, relative to a defined peer group of companies. Equity-based compensation expense for these PSUs is recognized over the period during which an employee is required to provide service in exchange for the award. Upon vesting, dividends that have accumulated during the vesting period are paid on earned awards.
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

	2018	2017	2016
Expected volatility	22%	24%	24%
Risk-free interest rate	2.38%	1.46%	0.88%
Weighted-average fair value of PSUs granted	$100.86	$80.07	$76.41

A summary of these PSUs that vested follows:

(Performance share units in millions)	2018
Percent payout	116%
Shares vested	0.5
A summary of the 2018 activity for these PSUs follows:

(Performance share units in millions)	Number of performance share units	Weighted-average fair value per unit
Non-vested at January 1	0.8	$77.97
Granted[1]	0.3	100.86
Adjusted for performance results achieved[2]	0.1	76.41
Vested	(0.5)	76.41
Forfeited	(0.1)	85.92
Non-vested at December 31	0.6	$89.95
1 Performance shares granted assuming the Company will perform at target relative to peers.
2 Adjustments for the number of shares vested under the 2016 awards at the end of the three-year performance period ended December 31, 2018, being higher than the target number of shares.
In February 2016, performance share units were granted to certain employees that entitles the holder to receive one ordinary share for each PSU that vest based on the satisfaction of a three-year service period and the achievement of certain performance metrics over that same period. Upon vesting, PSU holders receive dividends that accumulate during the vesting period. The fair value of these PSUs is determined based on the closing market price of the Company's ordinary shares at the date of grant. Equity-based compensation expense is recognized over the period an employee is required to provide service based on the number of PSUs for which achievement of the performance objectives is probable. A summary of the 2018 activity for these PSUs follows:

(Performance share units in millions)	Number of performance share units	Weighted-average fair value per unit
Non-vested at January 1	0.1	$56.55
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested at December 31	0.1	$56.55
Information related to PSUs follows:

	2018	2017	2016
Pretax expense for PSUs	$28	$22	$13
After-tax expense for PSUs	22	13	8
As of December 31, 2018, total compensation expense not yet recognized related to non-vested PSUs was $30 and the weighted average period in which the expense is to be recognized is 1.8 years. There was no excess tax benefit for PSUs in 2018, 2017 and 2016.
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

	2018	2017	2016
Expected volatility	26%	27%	27%
Expected option life in years	6.7	6.6	5.5
Expected dividend yield	3.0%	2.8%	2.5%
Risk-free interest rate	2.6 to 2.9%	1.8 to 2.1%	1.2 to 1.5%
Weighted-average fair value of stock options granted	$16.93	$15.11	$11.80
A summary of stock option activity follows:

(Options in millions)	Weighted-average exercise price per option	Options	Weighted-average remaining contractual life in years	Aggregate intrinsic value
Outstanding at January 1, 2018	$62.43	4.6
Granted	81.76	0.6
Exercised	53.26	(0.6)
Forfeited and canceled	—	—
Outstanding at December 31, 2018	$65.96	4.6	6.2	$27.4

Exercisable at December 31, 2018	$63.39	3.2	5.2	$22.4
Reserved for future grants at December 31, 2018		13.2
The aggregate intrinsic value in the table above represents the total excess of the $68.66 closing price of Eaton ordinary shares on the last trading day of 2018 over the exercise price of the stock option, multiplied by the related number of options outstanding and exercisable. The aggregate intrinsic value is not recognized for financial accounting purposes and the value changes based on the daily changes in the fair market value of the Company's ordinary shares.
Information related to stock options follows:

	2018	2017	2016
Pretax expense for stock options	$11	$11	$14
After-tax expense for stock options	9	8	9
Proceeds from stock options exercised	29	66	74
Income tax benefit related to stock options exercised
Tax benefit classified in operating activities in the Consolidated Statements of Cash Flows	3	13	5
Excess tax benefit classified in financing activities in the Consolidated Statements of Cash Flows	—	—	1
Intrinsic value of stock options exercised	17	41	42
Total fair value of stock options vested	$11	$11	$14

Stock options exercised, in millions of options	0.6	1.5	1.9
As of December 31, 2018, total compensation expense not yet recognized related to non-vested stock options was $10, and the weighted-average period in which the expense is expected to be recognized is 1.8 years.

Note 13.	FAIR VALUE MEASUREMENTS
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
A summary of financial instruments recognized at fair value, and the fair value measurements used, follows:

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
2018
Cash	$283	$283	$—	$—
Short-term investments	157	157	—	—
Net derivative contracts	14	—	14	—

2017
Cash	$561	$561	$—	$—
Short-term investments	534	534	—	—
Net derivative contracts	36	—	36	—
Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities. No financial instruments were measured using unobservable inputs.
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $7,107 and fair value of $7,061 at December 31, 2018 compared to $7,745 and $8,048, respectively, at December 31, 2017. The fair value of Eaton's debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and is considered a Level 2 fair value measurement.
As discussed in Note 2, on July 31, 2017 Eaton sold a 50% interest in its heavy-duty and medium-duty commercial vehicle automated transmission business to Cummins, Inc. Eaton's remaining 50% interest was remeasured to a fair value of $600 on July 31, 2017 using a discounted cash flow model which is considered a Level 3 fair value measurement. The model includes estimates of future cash flows, future growth rates, terminal value amounts, and the applicable weighted-average cost of capital used to discount those estimated cash flows. Eaton accounts for its investment on the equity method of accounting.
Short-Term Investments
Eaton invests excess cash generated from operations in short-term marketable investments. A summary of the carrying value, which approximates the fair value due to the short-term maturities of these investments, follows:

	2018	2017
Time deposits and certificates of deposit with banks	$111	$435
Money market investments	46	99
Total short-term investments	$157	$534

Note 14.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
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
For derivatives that are not designated as a hedge, any gain or loss is immediately recognized in income. The majority of derivatives used in this manner relate to risks resulting from assets or liabilities denominated in a foreign currency and certain commodity contracts that arise in the normal course of business. During 2018 and 2017, Eaton recognized gains of $1 and $2, respectively, associated with these commodity hedge contracts. Gains and losses associated with commodity hedge contracts are classified in Cost of products sold.
Eaton uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against foreign currency exposure (net investment hedges). Foreign currency denominated debt designated as non-derivative net investment hedging instruments on an after-tax basis was $88 at December 31, 2017 and the notes were repaid in 2018, and designated on a pre-tax basis was $623 and $652 at December 31, 2018 and 2017, respectively. See Note 7 for additional information about debt.
Interest Rate Risk
Eaton has entered into fixed-to-floating interest rate swaps to manage interest rate risk of certain long-term debt. These interest rate swaps are accounted for as fair value hedges of certain long-term debt. The maturity of the swap corresponds with the maturity of the debt instrument as noted in the table of long-term debt in Note 7. Eaton also entered into several forward starting floating-to-fixed interest rate swaps to manage interest rate risk on a future anticipated debt issuance.

A summary of interest rate swaps outstanding at December 31, 2018, follows:
Fixed-to-Floating Interest Rate Swaps

Notional amount	Fixed interest rate received	Floating interest rate paid	Basis for contracted floating interest rate paid
$300	6.95%	7.29%	3 month LIBOR + 5.07%
25	8.88%	6.07%	6 month LIBOR + 3.84%
150	3.88%	4.14%	1 month LIBOR + 2.12%
275	3.47%	3.75%	1 month LIBOR + 1.74%
100	8.10%	7.92%	1 month LIBOR + 5.90%
1,400	2.75%	2.57%	1 month LIBOR + 0.58%
200	3.68%	3.05%	1 month LIBOR + 1.07%
25	7.63%	4.73%	6 month LIBOR + 2.48%
50	7.65%	4.84%	6 month LIBOR + 2.57%
25	5.45%	2.55%	6 month LIBOR + 0.28%

Forward Starting Floating-to-Fixed Interest Rate Swaps

Notional amount	Floating interest rate to be received	Fixed interest rate to be paid	Basis for contracted floating interest rate received
$50	—%	3.10%	3 month LIBOR + 0.00%
50	—%	3.06%	3 month LIBOR + 0.00%

Derivative Financial Statement Impacts
The fair value of derivative financial instruments recognized in the Consolidated Balance Sheets follows:

	Notional amount	Other current assets	Other noncurrent assets	Other current liabilities	Other noncurrent liabilities	Type of hedge	Term
December 31, 2018
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$2,550	$—	$22	$1	$26	Fair value	3 months to 16 years
Forward starting floating-to-fixed interest rate swaps	100	—	—	—	3	Cash flow	34 years
Currency exchange contracts	951	19	2	11	8	Cash flow	1 to 36 months
Total		$19	$24	$12	$37

Derivatives not designated as hedges
Currency exchange contracts	$3,886	$40		$20			1 to 12 months
Total		$40		$20

December 31, 2017
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$2,965	$1	$41	$—	$17	Fair value	6 months to 17 years
Currency exchange contracts	924	7	7	22	2	Cash flow	1 to 36 months
Total		$8	$48	$22	$19

Derivatives not designated as hedges
Currency exchange contracts	$3,719	$39		$19			1 to 12 months
Commodity contracts	13	1		—			1 to 12 months
Total		$40		$19
The currency exchange contracts shown in the table above as derivatives not designated as hedges are primarily contracts entered into to manage currency volatility or exposure on intercompany receivables, payables and loans. While Eaton does not elect hedge accounting treatment for these derivatives, Eaton targets managing 100% of the intercompany balance sheet exposure to minimize the effect of currency volatility related to the movement of goods and services in the normal course of its operations. This activity represents the great majority of these currency exchange contracts. For the year ended December 31, 2018, $110 of cash outflow resulting from the settlement of these derivatives has been classified in investing activities on the Consolidated Statement of Cash Flows. The net cash flow from the settlement of these derivatives has been presented in operating activities in prior periods and have not been restated as such amounts are not material.

The impact of derivative instruments to the Consolidated Statements of Income and Comprehensive Income follow:

	Gain (loss) recognized in other comprehensive (loss) income		Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	2018	2017		2018	2017
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	$(4)	$(15)	Interest expense - net	$—	$—
Interest rate locks	—	(9)	Interest expense - net	—	—
Currency exchange contracts	(4)	—	Cost of products sold	(16)	(17)
Total	$(8)	$(24)		$(16)	$(17)
Amounts recognized in net income follow:

	2018	2017
Derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps	$(30)	$(33)
Related long-term debt converted to floating interest rates by interest rate swaps	30	33
	$—	$—
Gains and losses described above were recognized in Interest expense - net.

Note 15.	ACCOUNTS RECEIVABLE AND INVENTORY
Accounts Receivable
Eaton performs ongoing credit evaluation of its customers and maintains sufficient allowances for potential credit losses. The Company evaluates the collectability of its accounts receivable based on the length of time the receivable is past due and any anticipated future write-off based on historic experience. Accounts receivable balances are written off against an allowance for doubtful accounts after a final determination of uncollectability has been made. Accounts receivable are net of an allowance for doubtful accounts of $55 and $57 at December 31, 2018 and 2017.
Inventory
Inventory is carried at lower of cost or net realizable value using the first-in, first-out (FIFO) method. Cost components include raw materials, purchased components, direct labor, indirect labor, utilities, depreciation, inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, and costs of the distribution network.
The components of inventory follow:

	2018	2017
Raw materials	$1,077	$953
Work-in-process	500	471
Finished goods	1,208	1,196
Total inventory	$2,785	$2,620

Note 16.	BUSINESS SEGMENT AND GEOGRAPHIC REGION INFORMATION
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
eMobility
The eMobility segment designs, manufactures, markets, and supplies electrical and electronic components and systems that improve the power management and performance of both on-road and off-road vehicles. Products include high voltage inverters, converters, fuses, onboard chargers, circuit protection units, vehicle controls, power distribution, fuel tank isolation valves, and commercial vehicle hybrid systems. The principle markets for the eMobility segment are original equipment manufacturers and aftermarket customers of passenger cars, commercial vehicles, and construction, agriculture, and mining equipment.

Other Information
No single customer represented greater than 10% of net sales in 2018, 2017 or 2016, respectively.
The accounting policies of the business segments are generally the same as the policies described in Note 1, except that operating profit only reflects the service cost component and the cost of any special termination benefits related to pensions and other postretirement benefits. Intersegment sales and transfers are accounted for at the same prices as if the sales and transfers were made to third parties. These intersegment sales are eliminated in consolidation. Operating profit includes the operating profit from intersegment sales.
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
Business Segment Information

	2018	2017	2016
Net sales
Electrical Products	$7,124	$6,917	$6,703
Electrical Systems and Services	6,024	5,666	5,662
Hydraulics	2,756	2,468	2,222
Aerospace	1,896	1,744	1,753
Vehicle	3,489	3,326	3,141
eMobility	320	283	266
Total net sales	$21,609	$20,404	$19,747

Segment operating profit
Electrical Products	$1,311	$1,233	$1,186
Electrical Systems and Services	896	770	711
Hydraulics	370	288	198
Aerospace	398	332	335
Vehicle	611	541	471
eMobility	44	50	57
Total segment operating profit	3,630	3,214	2,958

Corporate
Amortization of intangible assets	(382)	(388)	(392)
Interest expense - net	(271)	(246)	(233)
Pension and other postretirement benefits expense	(1)	(45)	(60)
Gain on sale of business	—	1,077	—
Arbitration decision expense	(275)	—	—
Other corporate expense - net	(277)	(244)	(155)
Income before income taxes	2,424	3,368	2,118
Income tax expense	278	382	199
Net income	2,146	2,986	1,919
Less net income for noncontrolling interests	(1)	(1)	(3)
Net income attributable to Eaton ordinary shareholders	$2,145	$2,985	$1,916

Business segment operating profit was reduced by acquisition integration charges as follows:

	2018	2017	2016
Electrical Products	$—	$4	$3
Electrical Systems and Services	—	—	1
Total	$—	$4	$4
There were no corporate acquisition integration charges in 2018, 2017 and 2016. See Note 3 for additional information about acquisition integration charges.

	2018	2017	2016
Identifiable assets
Electrical Products	$2,451	$2,446	$2,254
Electrical Systems and Services	2,243	2,141	2,222
Hydraulics	1,473	1,345	1,188
Aerospace	935	938	830
Vehicle	2,289	2,367	1,534
eMobility	139	136	124
Total identifiable assets	9,530	9,373	8,152
Goodwill	13,328	13,568	13,201
Other intangible assets	4,846	5,265	5,514
Corporate	3,388	4,417	3,609
Total assets	$31,092	$32,623	$30,476

Capital expenditures for property, plant and equipment
Electrical Products	$135	$130	$128
Electrical Systems and Services	101	83	78
Hydraulics	106	96	92
Aerospace	38	37	28
Vehicle	143	141	142
eMobility	4	4	6
Total	527	491	474
Corporate	38	29	23
Total expenditures for property, plant and equipment	$565	$520	$497

Depreciation of property, plant and equipment
Electrical Products	$136	$138	$137
Electrical Systems and Services	85	83	82
Hydraulics	64	61	64
Aerospace	26	26	27
Vehicle	104	109	109
eMobility	5	5	4
Total	420	422	423
Corporate	53	54	63
Total depreciation of property, plant and equipment	$473	$476	$486

Geographic Region Information
Net sales are measured based on the geographic destination of sales. Long-lived assets consist of property, plant and equipment - net.

	2018	2017	2016
Net sales
United States	$12,034	$11,222	$10,937
Canada	931	942	898
Latin America	1,442	1,485	1,448
Europe	4,553	4,394	4,228
Asia Pacific	2,649	2,361	2,236
Total	$21,609	$20,404	$19,747

Long-lived assets
United States	$1,898	$1,872	$1,924
Canada	20	20	19
Latin America	286	290	281
Europe	723	769	681
Asia Pacific	540	551	538
Total	$3,467	$3,502	$3,443

Note 17.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
The Registered Senior Notes issued by Eaton Corporation are registered under the Securities Act of 1933. Eaton and certain other of Eaton's 100% owned direct and indirect subsidiaries (the Guarantors) fully and unconditionally guaranteed (subject, in the case of the Guarantors, other than Eaton, to customary release provisions as described below), on a joint and several basis, the Registered Senior Notes. The following condensed consolidating financial statements are included so that separate financial statements of Eaton, Eaton Corporation and each of the Guarantors are not required to be filed with the Securities and Exchange Commission. The consolidating adjustments primarily relate to eliminations of investments in subsidiaries and intercompany balances and transactions. The condensed consolidating financial statements present investments in subsidiaries using the equity method of accounting. See Note 7 for additional information related to the Registered Senior Notes.
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
During 2018, 2017 and 2016, the Company undertook certain steps to restructure ownership of various subsidiaries. The transactions were entirely among wholly-owned subsidiaries under the common control of Eaton. These restructurings have been reflected as of the beginning of the earliest period presented below.

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME YEAR ENDED DECEMBER 31, 2018

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$7,138	$7,131	$12,649	$(5,309)	$21,609

Cost of products sold	—	5,644	5,172	9,011	(5,316)	14,511
Selling and administrative expense	10	1,438	769	1,331	—	3,548
Research and development expense	—	148	149	287	—	584
Interest expense (income) - net	—	273	15	(18)	1	271
Arbitration decision expense	—	—	275	—	—	275
Other expense (income) - net	(29)	37	40	(52)	—	(4)
Equity in loss (earnings) of subsidiaries, net of tax	(2,302)	(1,089)	(3,555)	(2,408)	9,354	—
Intercompany expense (income) - net	176	(212)	2,215	(2,179)	—	—
Income (loss) before income taxes	2,145	899	2,051	6,677	(9,348)	2,424
Income tax expense (benefit)	—	(39)	(112)	428	1	278
Net income (loss)	2,145	938	2,163	6,249	(9,349)	2,146
Less net loss (income) for noncontrolling interests	—	—	—	(1)	—	(1)
Net income (loss) attributable to Eaton ordinary shareholders	$2,145	$938	$2,163	$6,248	$(9,349)	$2,145

Other comprehensive income (loss)	(741)	(110)	(716)	(1,575)	2,401	(741)
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$1,404	$828	$1,447	$4,673	$(6,948)	$1,404

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME YEAR ENDED DECEMBER 31, 2017

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$6,659	$6,803	$12,358	$(5,416)	$20,404

Cost of products sold	—	5,276	4,997	8,895	(5,412)	13,756
Selling and administrative expense	11	1,374	781	1,360	—	3,526
Research and development expense	—	180	179	225	—	584
Interest expense (income) - net	—	245	20	(20)	1	246
Gain on sale of business	—	560	—	517	—	1,077
Other expense (income) - net	79	38	(67)	(49)	—	1
Equity in loss (earnings) of subsidiaries, net of tax	(3,644)	(938)	(4,673)	(4,619)	13,874	—
Intercompany expense (income) - net	569	(757)	1,242	(1,054)	—	—
Income (loss) before income taxes	2,985	1,801	4,324	8,137	(13,879)	3,368
Income tax expense (benefit)	—	389	(116)	111	(2)	382
Net income (loss)	2,985	1,412	4,440	8,026	(13,877)	2,986
Less net loss (income) for noncontrolling interests	—	—	—	(3)	2	(1)
Net income (loss) attributable to Eaton ordinary shareholders	$2,985	$1,412	$4,440	$8,023	$(13,875)	$2,985

Other comprehensive income (loss)	1,044	80	993	2,281	(3,354)	1,044
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$4,029	$1,492	$5,433	$10,304	$(17,229)	$4,029

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME YEAR ENDED DECEMBER 31, 2016

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$6,447	$6,603	$11,706	$(5,009)	$19,747

Cost of products sold	—	5,057	4,865	8,484	(5,010)	13,396
Selling and administrative expense	9	1,372	771	1,312	—	3,464
Research and development expense	—	196	160	231	—	587
Interest expense (income) - net	—	230	18	(14)	(1)	233
Other expense (income) - net	(35)	7	48	(71)	—	(51)
Equity in loss (earnings) of subsidiaries, net of tax	(2,433)	(556)	(3,023)	(2,656)	8,668	—
Intercompany expense (income) - net	543	(334)	1,278	(1,487)	—	—
Income (loss) before income taxes	1,916	475	2,486	5,907	(8,666)	2,118
Income tax expense (benefit)	—	24	42	132	1	199
Net income (loss)	1,916	451	2,444	5,775	(8,667)	1,919
Less net loss (income) for noncontrolling interests	—	—	—	(5)	2	(3)
Net income (loss) attributable to Eaton ordinary shareholders	$1,916	$451	$2,444	$5,770	$(8,665)	$1,916

Other comprehensive income (loss)	(585)	81	(527)	(1,341)	1,787	(585)
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$1,331	$532	$1,917	$4,429	$(6,878)	$1,331

CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2018

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Assets
Current assets
Cash	$1	$21	$—	$261	$—	$283
Short-term investments	—	—	—	157	—	157
Accounts receivable - net	—	483	1,400	1,975	—	3,858
Intercompany accounts receivable	—	1,575	1,851	2,968	(6,394)	—
Inventory	—	540	766	1,555	(76)	2,785
Prepaid expenses and other current assets	—	107	32	354	14	507
Total current assets	1	2,726	4,049	7,270	(6,456)	7,590

Property, plant and equipment - net	—	843	678	1,946	—	3,467

Other noncurrent assets
Goodwill	—	1,330	6,705	5,293	—	13,328
Other intangible assets	—	128	3,054	1,664	—	4,846
Deferred income taxes	—	340	—	288	(335)	293
Investment in subsidiaries	16,476	7,658	71,334	25,551	(121,019)	—
Intercompany loans receivable	1,508	5,843	8,406	59,147	(74,904)	—
Other assets	—	746	117	705	—	1,568
Total assets	$17,985	$19,614	$94,343	$101,864	$(202,714)	$31,092

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$—	$388	$—	$26	$—	$414
Current portion of long-term debt	—	338	—	1	—	339
Accounts payable	—	496	416	1,218	—	2,130
Intercompany accounts payable	32	1,127	3,206	2,029	(6,394)	—
Accrued compensation	—	135	71	251	—	457
Other current liabilities	30	525	259	1,002	(2)	1,814
Total current liabilities	62	3,009	3,952	4,527	(6,396)	5,154

Noncurrent liabilities
Long-term debt	—	5,814	945	7	2	6,768
Pension liabilities	—	383	130	791	—	1,304
Other postretirement benefits liabilities	—	166	83	72	—	321
Deferred income taxes	—	1	508	175	(335)	349
Intercompany loans payable	1,816	5,182	66,507	1,399	(74,904)	—
Other noncurrent liabilities	—	389	291	374	—	1,054
Total noncurrent liabilities	1,816	11,935	68,464	2,818	(75,237)	9,796

Shareholders’ equity
Eaton shareholders’ equity	16,107	4,670	21,927	94,484	(121,081)	16,107
Noncontrolling interests	—	—	—	35	—	35
Total equity	16,107	4,670	21,927	94,519	(121,081)	16,142
Total liabilities and equity	$17,985	$19,614	$94,343	$101,864	$(202,714)	$31,092

CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2017

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Assets
Current assets
Cash	$—	$183	$18	$360	$—	$561
Short-term investments	—	—	—	534	—	534
Accounts receivable - net	—	482	1,376	2,085	—	3,943
Intercompany accounts receivable	8	2,864	5,117	2,715	(10,704)	—
Inventory	—	473	737	1,493	(83)	2,620
Prepaid expenses and other current assets	—	229	145	277	28	679
Total current assets	8	4,231	7,393	7,464	(10,759)	8,337

Property, plant and equipment - net	—	859	702	1,941	—	3,502

Other noncurrent assets
Goodwill	—	1,316	6,705	5,547	—	13,568
Other intangible assets	—	138	3,206	1,921	—	5,265
Deferred income taxes	—	356	6	215	(324)	253
Investment in subsidiaries	15,045	7,942	75,661	39,556	(138,204)	—
Intercompany loans receivable	3,122	7,089	2,909	61,427	(74,547)	—
Other assets	—	748	166	784	—	1,698
Total assets	$18,175	$22,679	$96,748	$118,855	$(223,834)	$32,623

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$—	$—	$—	$6	$—	$6
Current portion of long-term debt	—	542	36	—	—	578
Accounts payable	—	533	328	1,305	—	2,166
Intercompany accounts payable	4	4,916	4,381	1,403	(10,704)	—
Accrued compensation	—	128	65	260	—	453
Other current liabilities	1	566	317	989	(1)	1,872
Total current liabilities	5	6,685	5,127	3,963	(10,705)	5,075

Noncurrent liabilities
Long-term debt	—	6,180	976	9	2	7,167
Pension liabilities	—	341	89	796	—	1,226
Other postretirement benefits liabilities	—	192	96	74	—	362
Deferred income taxes	—	—	607	255	(324)	538
Intercompany loans payable	917	3,808	68,685	1,137	(74,547)	—
Other noncurrent liabilities	—	313	273	379	—	965
Total noncurrent liabilities	917	10,834	70,726	2,650	(74,869)	10,258

Shareholders’ equity
Eaton shareholders’ equity	17,253	5,160	20,895	112,205	(138,260)	17,253
Noncontrolling interests	—	—	—	37	—	37
Total equity	17,253	5,160	20,895	112,242	(138,260)	17,290
Total liabilities and equity	$18,175	$22,679	$96,748	$118,855	$(223,834)	$32,623

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS DECEMBER 31, 2018

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash provided by (used in) operating activities	$(26)	$(92)	$175	$2,696	$(95)	$2,658

Investing activities
Capital expenditures for property, plant and equipment	—	(97)	(93)	(375)	—	(565)
Sales (purchases) of short-term investments - net	—	—	—	355	—	355
Investments in affiliates	(4)	(36)	—	—	40	—
Loans to affiliates	—	(100)	(85)	(6,441)	6,626	—
Repayments of loans from affiliates	—	647	1,044	4,455	(6,146)	—
(Payments) receipts for settlement of currency exchange contracts not designated as hedges - net	—	11	—	(121)	—	(110)
Other - net	—	(78)	23	(23)	—	(78)
Net cash provided by (used in) investing activities	(4)	347	889	(2,150)	520	(398)

Financing activities
Proceeds from borrowings	—	388	—	22	—	410
Payments on borrowings	—	(538)	(35)	(1)	—	(574)
Proceeds from borrowings from affiliates	3,756	2,452	318	100	(6,626)	—
Payments on borrowings from affiliates	(1,334)	(3,178)	(709)	(925)	6,146	—
Capital contributions from affiliates	—	—	—	40	(40)	—
Other intercompany financing activities	—	476	(651)	175	—	—
Cash dividends paid	(1,149)	—	—	—	—	(1,149)
Cash dividends paid to affiliates	—	—	—	(95)	95	—
Exercise of employee stock options	29	—	—	—	—	29
Repurchase of shares	(1,271)	—	—	—	—	(1,271)
Employee taxes paid from shares withheld	—	(16)	(5)	(3)	—	(24)
Other - net	—	(1)	—	(1)	—	(2)
Net cash provided by (used in) financing activities	31	(417)	(1,082)	(688)	(425)	(2,581)

Effect of currency on cash	—	—	—	43	—	43
Total increase (decrease) in cash	1	(162)	(18)	(99)	—	(278)
Cash at the beginning of the period	—	183	18	360	—	561
Cash at the end of the period	$1	$21	$—	$261	$—	$283

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS DECEMBER 31, 2017

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash provided by (used in) operating activities	$258	$(434)	$(56)	$4,507	$(1,609)	$2,666

Investing activities
Capital expenditures for property, plant and equipment	—	(89)	(113)	(318)	—	(520)
Cash received from sales (paid for acquisitions) of affiliates	—	—	(92)	92	—	—
Sales (purchases) of short-term investments - net	—	—	—	(298)	—	(298)
Investments in affiliates	(190)	(108)	—	(90)	388	—
Return of investments in affiliates	—	—	90	—	(90)	—
Loans to affiliates	—	(444)	(415)	(6,308)	7,167	—
Repayments of loans from affiliates	—	303	384	3,479	(4,166)	—
Proceeds from the sales of businesses	—	338	—	269	—	607
Other - net	—	(45)	9	30	—	(6)
Net cash provided by (used in) investing activities	(190)	(45)	(137)	(3,144)	3,299	(217)

Financing activities
Proceeds from borrowings	—	1,000	—	—	—	1,000
Payments on borrowings	—	(1,250)	(297)	(7)	—	(1,554)
Proceeds from borrowings from affiliates	2,605	3,130	991	441	(7,167)	—
Payments on borrowings from affiliates	(822)	(2,904)	(353)	(87)	4,166	—
Capital contributions from affiliates	—	—	90	298	(388)	—
Return of capital to affiliates	—	—	—	(90)	90	—
Other intercompany financing activities	—	616	574	(1,190)	—	—
Cash dividends paid	(1,068)	—	—	—	—	(1,068)
Cash dividends paid to affiliates	—	—	(800)	(809)	1,609	—
Exercise of employee stock options	66	—	—	—	—	66
Repurchase of shares	(850)	—	—	—	—	(850)
Employee taxes paid from shares withheld	—	(14)	(5)	(3)	—	(22)
Other - net	—	(8)	(1)	(5)	—	(14)
Net cash provided by (used in) financing activities	(69)	570	199	(1,452)	(1,690)	(2,442)

Effect of currency on cash	—	—	—	11	—	11
Total increase (decrease) in cash	(1)	91	6	(78)	—	18
Cash at the beginning of the period	1	92	12	438	—	543
Cash at the end of the period	$—	$183	$18	$360	$—	$561

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS DECEMBER 31, 2016

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash provided by (used in) operating activities	$(253)	$(9)	$(209)	$3,041	$—	$2,570

Investing activities
Capital expenditures for property, plant and equipment	—	(92)	(118)	(287)	—	(497)
Sales (purchases) of short-term investments - net	—	—	2	(42)	—	(40)
Investments in affiliates	(1,250)	(8)	(120)	(1,370)	2,748	—
Return of investments in affiliates	—	—	47	—	(47)	—
Loans to affiliates	—	(251)	(1,013)	(7,850)	9,114	—
Repayments of loans from affiliates	—	1,293	335	5,616	(7,244)	—
Other - net	—	(9)	42	(25)	—	8
Net cash provided by (used in) investing activities	(1,250)	933	(825)	(3,958)	4,571	(529)

Financing activities
Proceeds from borrowings	—	21	610	—	—	631
Payments on borrowings	—	(408)	(233)	(12)	—	(653)
Proceeds from borrowings from affiliates	3,843	4,045	1,120	106	(9,114)	—
Payments on borrowings from affiliates	(646)	(4,712)	(1,844)	(42)	7,244	—
Capital contribution from affiliates	—	—	1,370	1,378	(2,748)	—
Return of capital to affiliates	—	—	—	(47)	47	—
Other intercompany financing activities	—	206	21	(227)	—	—
Cash dividends paid	(1,037)	—	—	—	—	(1,037)
Exercise of employee stock options	74	—	—	—	—	74
Repurchase of shares	(730)	—	—	—	—	(730)
Employee taxes paid from shares withheld	—	(12)	(3)	(3)	—	(18)
Other - net	—	1	(4)	(2)	—	(5)
Net cash provided by (used in) financing activities	1,504	(859)	1,037	1,151	(4,571)	(1,738)

Effect of currency on cash	—	—	—	(28)	—	(28)
Total increase (decrease) in cash	1	65	3	206	—	275
Cash at the beginning of the period	—	27	9	232	—	268
Cash at the end of the period	$1	$92	$12	$438	$—	$543

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Amounts are in millions of dollars or shares unless indicated otherwise (per share data assume dilution).
COMPANY OVERVIEW
Eaton Corporation plc (Eaton or the Company) is a power management company with 2018 net sales of $21.6 billion. The Company provides energy-efficient solutions that help its customers effectively manage electrical, hydraulic and mechanical power more reliably, safely and sustainably. Eaton has approximately 99,000 employees in 59 countries and sells products to customers in more than 175 countries.
Summary of Results of Operations
During 2018, the Company's results of operations delivered strong sales growth as major global end markets expanded.
As discussed in Note 9, certain Eaton subsidiaries acquired in the 2012 acquisition of Cooper Industries have been ordered to pay $293 by an arbitration panel. The panel’s award, issued on August 23, 2018, relate to claims brought by Pepsi-Cola Metropolitan Bottling Company, Inc. (“Pepsi”) in 2011. A Texas state court confirmed the arbitration award at the confirmation hearing, which was held on October 12, 2018. On November 2, 2018, the Company appealed. On November 28, 2018, the Company paid the full judgment plus accrued post-judgment interest to Pneumo Abex and preserved its rights, including to pursue the appeal, which is pending. The impact of the arbitration award was an after-tax expense of $206 in the third quarter 2018, reducing earnings per share by $0.48.
During 2017, the Company's results of operations returned to solid growth as global end markets expanded, particularly in the second half of 2017. During the year, the Company completed its multi-year restructuring program, reducing its cost structure and expanding operating margins.
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
Additional information related to the sale of a business, restructuring activities, and the arbitration decision expense, is presented in Note 2, Note 5, and Note 9, respectively, of the Notes to the Consolidated Financial Statements.
A summary of Eaton’s Net sales, Net income attributable to Eaton ordinary shareholders, and Net income per share attributable to Eaton ordinary shareholders - diluted follows:

	2018	2017	2016
Net sales	$21,609	$20,404	$19,747
Net income attributable to Eaton ordinary shareholders	2,145	2,985	1,916
Net income per share attributable to Eaton ordinary shareholders - diluted	$4.91	$6.68	$4.20

RESULTS OF OPERATIONS
Non-GAAP Financial Measures
The following discussion of Consolidated Financial Results and Business Segment Results of Operations includes certain non-GAAP financial measures. These financial measures include adjusted earnings, adjusted earnings per ordinary share, and operating profit before acquisition integration charges for each business segment as well as corporate, each of which differs from the most directly comparable measure calculated in accordance with generally accepted accounting principles (GAAP). A reconciliation of adjusted earnings and adjusted earnings per ordinary share to the most directly comparable GAAP measure is included in the table below. Operating profit before acquisition integration charges is reconciled in the discussion of the operating results of each business segment, and excludes acquisition integration expense related to integration of Ephesus Lighting, Inc. in 2017 and 2016, and Oxalis Group Ltd. in 2016. Management believes that these financial measures are useful to investors because they exclude certain transactions, allowing investors to more easily compare Eaton’s financial performance period to period. Management uses this information in monitoring and evaluating the on-going performance of Eaton and each business segment. For additional information on acquisition integration charges, see Note 3 to the Consolidated Financial Statements.

Consolidated Financial Results

	2018	Change from 2017	2017	Change from 2016	2016
Net sales	$21,609	6%	$20,404	3%	$19,747
Gross profit	7,098	7%	6,648	5%	6,351
Percent of net sales	32.8%		32.6%		32.2%
Income before income taxes	2,424	(28)%	3,368	59%	2,118
Net income	2,146	(28)%	2,986	56%	1,919
Less net income for noncontrolling interests	(1)		(1)		(3)
Net income attributable to Eaton ordinary shareholders	2,145	(28)%	2,985	56%	1,916
Excluding acquisition integration charges, after-tax (Note 3)	—		2		3
Adjusted earnings	$2,145	(28)%	$2,987	56%	$1,919

Net income per share attributable to Eaton ordinary shareholders - diluted	$4.91	(26)%	$6.68	59%	$4.20
Excluding per share impact of acquisition integration charges, after-tax (Note 3)	—		—		0.01
Adjusted earnings per ordinary share	$4.91	(26)%	$6.68	59%	$4.21
Net Sales
Net sales in 2018 increased by 6% compared to 2017 due to an increase of 6% in organic sales. The increase in organic sales in 2018 was primarily due to higher sales volumes in all business segments. Net sales in 2017 increased by 3% compared to 2016 due to an increase of 3% in organic sales. The increase in organic sales in 2017 was primarily due to higher sales volumes in the Electrical Products, Hydraulics, and Vehicle business segments.
Gross Profit
Gross profit margin increased from 32.6% in 2017 to 32.8% in 2018. The increase in gross profit margin in 2018 was primarily due to higher sales volumes, savings from restructuring actions, and lower restructuring charges, partially offset by commodity inflation and increased freight costs. Gross profit increased from 32.2% in 2016 to 32.6% in 2017. The increase in gross profit margin in 2017 was primarily due to higher sales volumes, savings from restructuring actions, and lower restructuring charges, partially offset by commodity inflation.

Income Taxes
During 2018, income tax expense of $278 was recognized (an effective tax rate of 11.5%) compared to income tax expense of $382 in 2017 (an effective tax rate of 11.3%) and income tax expense of $199 in 2016 (an effective tax rate of 9.4%). The 2018 effective tax rate includes a tax benefit of $69 on the arbitration decision expense discussed in Note 9. The 2017 effective tax rate includes tax expense of $234 on the gain related to the sale of business discussed in Note 2 and a tax benefit of $62 related to the U.S. Tax Cuts and Jobs Act (TCJA). Excluding the one-time impacts of the 2018 arbitration decision, the 2017 sale of business, and the 2017 TCJA, the effective tax rate for 2018 was 12.8% compared to 9.2% for 2017. The increase from 9.2% for 2017 compared to 12.8% for 2018 was due to greater levels of income in higher tax jurisdictions and an increase in tax contingencies offset by net decreases of related valuation allowances. The decrease from 9.4% for the full year 2016 compared to 9.2% for the full year 2017 was due to the resolution of tax contingencies in various tax jurisdictions and the excess tax benefits recognized for employee share-based payments pursuant to the adoption of Accounting Standards Update 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting in 2017.
Net Income
Net income attributable to Eaton ordinary shareholders of $2,145 in 2018 decreased 28% compared to $2,985 in 2017. Net income in 2018 included after-tax expense of $206 from the arbitration decision discussed in Note 9, and in 2017 included $843 from the after-tax gain on the sale of the business discussed in Note 2 and $62 of income from the new U.S. tax bill discussed in Note 10. Excluding these items, the increase in 2018 was primarily due to higher sales volumes, savings from restructuring actions, and lower restructuring charges, partially offset by commodity inflation and increased freight costs. Net income attributable to Eaton ordinary shareholders of $2,985 in 2017 increased 56% compared to $1,916 in 2016. Net income in 2017 included $843 from the after-tax gain on the sale of the business and $62 of income from the new U.S. tax bill. Excluding these items, the increase in 2017 was primarily due to higher sales volumes, savings from restructuring actions, and lower restructuring charges, partially offset by commodity inflation.
Net income per ordinary share decreased to $4.91 in 2018 compared to $6.68 in 2017, and increased to $6.68 in 2017 compared to $4.20 in 2016. Net income per ordinary share in 2018 included an unfavorable $0.48 from the arbitration decision expense discussed in Note 9. Net income per ordinary share in 2017 included $1.89 from the gain on the sale of business discussed in Note 2 and $0.14 income from the 2017 U.S. Tax Cuts and Jobs Act discussed in Note 10. Excluding these items, Net income per ordinary share increased in 2018 and 2017 due to higher Net income attributable to Eaton ordinary shareholders and the Company's share repurchases over the past year.
Adjusted Earnings
There were no acquisition integration charges in 2018, $2 in 2017, and $3 in 2016 after-tax, which resulted in the same percent change for both Net income attributable to Eaton ordinary shareholders and Adjusted earnings for the respective periods.
There was no impact of excluding the per share impact of acquisition integration charges from Net income attributable to Eaton ordinary shareholders to arrive at Adjusted earnings per ordinary share for 2018 and 2017, and an increase of $0.01 for 2016.
Business Segment Results of Operations
The following is a discussion of Net sales, operating profit and operating profit margin by business segment, which includes a discussion of operating profit and operating profit margin before acquisition integration charges. For additional information related to acquisition integration charges see Note 3 to the Consolidated Financial Statements.

Electrical Products

	2018	Change from 2017	2017	Change from 2016	2016
Net sales	$7,124	3%	$6,917	3%	$6,703

Operating profit	$1,311	6%	$1,233	4%	$1,186
Operating margin	18.4%		17.8%		17.7%

Acquisition integration charges	$—		$4		$3

Before acquisition integration charges
Operating profit	$1,311	6%	$1,237	4%	$1,189
Operating margin	18.4%		17.9%		17.7%
Net sales increased 3% in 2018 compared to 2017 due to an increase of 3% in organic sales. Organic sales grew in 2018 in North America and Europe, primarily driven by growth in products going into commercial, residential and industrial applications, partially offset by weakness in North American lighting sales. Net sales increased 3% in 2017 compared to 2016 due to an increase of 3% in organic sales. Organic sales growth in 2017 was driven by growth in North America and Europe.
Operating margin increased from 17.8% in 2017 to 18.4% in 2018. The increase in operating margin in 2018 was primarily due to higher sales volumes, lower restructuring costs, and savings from restructuring actions, partially offset by commodity inflation and increased freight costs. Operating margin increased from 17.7% in 2016 to 17.8% in 2017. The increase in operating margin in 2017 was primarily due to higher sales volumes, savings from restructuring actions, and lower restructuring charges, partially offset by commodity inflation and the impact from natural disasters in 2017.
Operating margin before acquisition integration charges increased from 17.9% in 2017 to 18.4% in 2018. The increase in operating margin before acquisition integration charges in 2018 was primarily due to an increase in operating margin, partially offset by lower acquisition integration charges. Operating margin before acquisition integration charges increased from 17.7% in 2016 to 17.9% in 2017. The increase in operating margin before acquisition integration charges in 2017 was primarily due to an increase in operating margin and higher acquisition integration charges.
Electrical Systems and Services

	2018	Change from 2017	2017	Change from 2016	2016
Net sales	$6,024	6%	$5,666	—%	$5,662

Operating profit	$896	16%	$770	8%	$711
Operating margin	14.9%		13.6%		12.6%

Acquisition integration charges	$—		$—		$1

Before acquisition integration charges
Operating profit	$896	16%	$770	8%	$712
Operating margin	14.9%		13.6%		12.6%
Net sales increased 6% in 2018 compared to 2017 due to an increase of 7% in organic sales, partially offset by a decrease of 1% from the sale of a stake in a joint venture in the fourth quarter of 2017. The organic sales increase in 2018 was primarily due to strength in large industrial projects and commercial construction markets, data centers, and oil and gas markets. Net sales were broadly flat in 2017 compared to 2016.
Operating margin increased from 13.6% in 2017 to 14.9% in 2018. Operating margin increased in 2018 primarily due to higher sales volumes, savings from restructuring actions, and lower restructuring costs, partially offset by commodity inflation, unfavorable product mix, and increased freight costs. Operating margin increased from 12.6% in 2016 to 13.6% in 2017. Operating margin increased in 2017 primarily due to savings from restructuring actions and lower restructuring charges, partially offset by commodity inflation.

Operating margin before acquisition integration charges increased from 12.6% in 2016 to 13.6% in 2017. The increase in operating margin before acquisition integration charges was primarily due to an increase in operating margin.
Hydraulics

	2018	Change from 2017	2017	Change from 2016	2016
Net sales	$2,756	12%	$2,468	11%	$2,222

Operating profit	$370	28%	$288	45%	$198
Operating margin	13.4%		11.7%		8.9%
Net sales in 2018 increased 12% compared to 2017 due to an increase in organic sales of 11% and an increase of 1% from the impact of positive currency translation. The increase in organic sales in 2018 was due to strength in global mobile equipment markets. Net sales in 2017 increased 11% compared to 2016 due to an increase in organic sales of 12% and a decrease of 1% from the impact of negative currency translation. The increase in organic sales in 2017 was due to strength in global mobile equipment markets.
Operating margin increased from 11.7% in 2017 to 13.4% in 2018. The increase in operating margin in 2018 was primarily due to higher sales volumes, lower restructuring costs, and savings from restructuring actions, partially offset by commodity inflation, unfavorable product mix and increased freight costs. Operating margin increased from 8.9% in 2016 to 11.7% in 2017. The increase in operating margin in 2017 was primarily due to higher sales volumes, lower restructuring charges, and savings from restructuring actions, partially offset by commodity inflation.
Aerospace

	2018	Change from 2017	2017	Change from 2016	2016
Net sales	$1,896	9%	$1,744	—%	$1,753

Operating profit	$398	20%	$332	(1)%	$335
Operating margin	21.0%		19.0%		19.1%
Net sales in 2018 increased 9% compared to 2017 due to an increase in organic sales of 9%. The increase in organic sales during 2018 was primarily due to higher sales in all major commercial and military end markets. Net sales were broadly flat in 2017 compared to 2016.
Operating margin increased from 19.0% in 2017 to 21.0% in 2018. The increase was primarily due to higher sales volume and favorable product mix. Operating margin decreased from 19.1% in 2016 to 19.0% in 2017. The decrease was primarily due to higher program development spending, partially offset by savings from restructuring actions.
Vehicle

	2018	Change from 2017	2017	Change from 2016	2016
Net sales	$3,489	5%	$3,326	6%	$3,141

Operating profit	$611	13%	$541	15%	$471
Operating margin	17.5%		16.3%		15.0%
Net sales increased 5% in 2018 compared to 2017 due to an increase in organic sales of 7%, partially offset by a decrease of 2% from the sale of the business discussed in Note 2. The increase in organic sales in 2018 was primarily driven by growth in the Americas and Asia Pacific regions, with particular strength in the North American Class 8 truck market, partially offset by weakness in light vehicle markets in the European region. Net sales increased 6% in 2017 compared to 2016 due to an increase in organic sales of 5% and an increase of 2% from the impact of positive currency translation, partially offset by a decrease of 1% from the sale of the business discussed in Note 2. The increase in organic sales in 2017 was primarily due to growth in North America.

Operating margin increased from 16.3% in 2017 to 17.5% in 2018. The increase in operating margin in 2018 was primarily due to higher sales volumes, partially offset by unfavorable product mix, commodity inflation and increased freight costs. Operating margin increased from 15.0% in 2016 to 16.3% in 2017. The increase in operating margin in 2017 was primarily due to higher sales volumes, lower restructuring costs, and savings from restructuring actions, partially offset by commodity inflation and unfavorable product mix.
eMobility

	2018	Change from 2017	2017	Change from 2016	2016
Net sales	$320	13%	$283	6%	$266

Operating profit	$44	(12)%	$50	(12)%	$57
Operating margin	13.8%		17.7%		21.4%
Net sales increased 13% in 2018 compared to 2017 due to an increase in organic sales of 12% and an increase of 1% from the impact of positive currency translation. The increase in organic sales in 2018 was primarily due to strength in North America and Europe. Net sales increased 6% in 2017 compared to 2016 primarily due to strength in North America.
Operating margin decreased from 21.4% in 2016 to 17.7% in 2017 to 13.8% in 2018. The decrease in operating margin in 2018 and 2017 was primarily due to increased research and development costs.
Corporate Expense (Income)

	2018	Change from 2017	2017	Change from 2016	2016
Amortization of intangible assets	$382	(2)%	$388	(1)%	$392
Interest expense - net	271	10%	246	6%	233
Pension and other postretirement benefits expense	1	(98)%	45	(25)%	60
Gain on sale of a business	—	NM	(1,077)	NM	—
Arbitration decision expense	275	NM	—	NM	—
Other corporate expense - net	277	14%	244	57%	155
Total corporate expense (income)	$1,206	(883)%	$(154)	(118)%	$840
Corporate results were expense of $1,206 in 2018 compared to income of $154 in 2017. The change in Total corporate expense (income) in 2018 was primarily due to the 2018 arbitration decision discussed in Note 9 and the 2017 gain on the sale of the business discussed in Note 2. Corporate results were income of $154 in 2017 compared to expense of $840 in 2016. The change in Total corporate expense (income) in 2017 was primarily due to the gain on the sale of the business discussed in Note 2, partially offset by an increase in other corporate expense.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Financial Condition and Liquidity
Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk. The Company maintains access to the commercial paper markets through a $2,000 commercial paper program. The Company maintains long-term revolving credit facilities totaling $2,000, consisting of a $500 three-year revolving credit facility that will expire November 17, 2020, a $750 five-year revolving credit facility that will expire October 14, 2021, and a $750 five-year revolving credit facility that will expire November 17, 2022. The revolving credit facilities are used to support commercial paper borrowings and are fully and unconditionally guaranteed by Eaton and certain of its direct and indirect subsidiaries on an unsubordinated, unsecured basis. There were no borrowings outstanding under Eaton's revolving credit facilities at December 31, 2018 or 2017. The Company had available lines of credit of $1,079 from various banks primarily for the issuance of letters of credit, of which there was $265 outstanding at December 31, 2018. Over the course of a year, cash, short-term investments and short-term debt may fluctuate in order to manage global liquidity. Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business as well as scheduled payments of long-term debt.

On September 15, 2017, a subsidiary of Eaton issued senior notes (the 2017 Senior Notes) with a face amount of $1,000. The 2017 Senior Notes are comprised of two tranches of $700 and $300 which mature in 2027 and 2047, respectively, with interest payable semi-annually at a respective rate of 3.1% and 3.9%. The issuer received proceeds totaling $993 from the issuance, net of financing costs.
For additional information on financing transactions and debt, see Note 7 to the Consolidated Financial Statements.
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
Sources and Uses of Cash
Operating Cash Flow
Net cash provided by operating activities was $2,658 in 2018, a decrease of $8 compared to $2,666 in 2017. The decrease was driven by a $297 payment made during 2018 for the arbitration decision discussed in Note 9, offset by lower pension contributions to Eaton's U.S. qualified pension plans in 2018. Other-net includes the impact of foreign currency gains and losses related to the remeasurement of intercompany balance sheet exposures, which have no impact on Operating cash flow.
Net cash provided by operating activities was $2,666 in 2017, an increase of $96 compared to $2,570 in 2016. The increase was driven by higher net income, and lower working capital balances compared to 2016, partially offset by higher pension contributions, including $350 of voluntary contributions to Eaton's U.S. qualified pension plans.
Investing Cash Flow
Net cash used in investing activities was $398 in 2018, an increase in the use of cash of $181 compared to $217 in 2017. The increase in the use of cash was primarily driven by proceeds from the sale of a business as part of the formation of the Eaton Cummins joint venture in 2017 discussed in Note 2 and $110 in payments for the settlement of currency exchange contracts not designated as hedges discussed in Note 14, partially offset by net sales of short-term investments of $355 in 2018 compared to net purchases of $298 in 2017. Capital expenditures were $565 in 2018 compared to $520 in 2017. Eaton expects approximately $600 in capital expenditures in 2019.
Net cash used in investing activities was $217 in 2017, a decrease in the use of cash of $312 compared to $529 in 2016. The decrease in 2017 was primarily driven by proceeds of $600 from the sale of the business as part of the formation of the Eaton Cummins joint venture in 2017, partially offset by purchases of short-term investments of $298 in 2017 compared to $40 in 2016. Capital expenditures were $520 in 2017 compared to $497 in 2016.
Financing Cash Flow
Net cash used in financing activities was $2,581 in 2018, an increase in the use of cash of $139 compared to $2,442 in 2017. The increase in the use of cash was primarily due to lower proceeds from borrowings of $410 in 2018 compared to $1,000 in 2017, higher share repurchases of $1,271 in 2018 compared to $850 in 2017, and higher dividends paid of $1,149 in 2018 compared to $1,068 in 2017, partially offset by lower payments on borrowings of $574 in 2018 compared to $1,554 in 2017.
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

Credit Ratings
Eaton's debt has been assigned the following credit ratings:

Credit Rating Agency (long- /short-term rating)	Rating	Outlook
Standard & Poor's	A-/A-2	Stable outlook
Moody's	Baa1/P-2	Stable outlook
Fitch	BBB+/F2	Positive outlook
Defined Benefits Plans
Pension Plans
During 2018, the fair value of plan assets in the Company’s employee pension plans decreased $684 to $4,628 at December 31, 2018. The decrease in plan assets was primarily due to lower than expected return on plan assets and the impact of negative currency translation. At December 31, 2018, the net unfunded position of $1,290 in pension liabilities consisted of $400 in the U.S. qualified pension plan, $865 in plans that have no minimum funding requirements, and $83 in all other plans that require minimum funding, partially offset by $58 in plans that are overfunded.
Funding requirements are a major consideration in making contributions to Eaton’s pension plans. With respect to the Company’s pension plans worldwide, the Company intends to contribute annually not less than the minimum required by applicable law and regulations. In 2018, $126 was contributed to the pension plans. The Company anticipates making $116 of contributions to certain pension plans during 2019. The funded status of the Company’s pension plans at the end of 2019, and future contributions, will depend primarily on the actual return on assets during the year and the discount rate used to calculate certain benefits at the end of the year.
Off-Balance Sheet Arrangements
Eaton does not have off-balance sheet arrangements or financings with unconsolidated entities or other persons. In the ordinary course of business, the Company leases certain real properties and equipment, as described in Note 9 to the Consolidated Financial Statements.

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
The annual goodwill impairment test was performed using a qualitative analysis in 2018 and 2017 and a quantitative analysis in 2016. A qualitative analysis is performed by assessing certain trends and factors that require significant judgment, including projected market outlook and growth rates, forecasted and actual sales and operating profit margins, discount rates, industry data, and other relevant qualitative factors. These trends and factors are compared to, and based on, the assumptions used in the most recent quantitative analysis performed for each reporting unit. The results of the qualitative analyses did not indicate a need to perform quantitative analysis.
Goodwill impairment testing was also performed using a quantitative analysis for the Electrical Products, Vehicle and eMobility segments in the first quarter of 2018 due to a reorganization of the Company's businesses resulting in the creation of the eMobility segment. The Company used the relative fair value method to reallocate goodwill among these reporting units.
Quantitative analyses were performed by estimating the fair value for each reporting unit using a discounted cash flow model, which considered forecasted cash flows discounted at an estimated weighted-average cost of capital. The forecasted cash flows were based on the Company's long-term operating plan and a terminal value was used to estimate the operating segment's cash flows beyond the period covered by the operating plan. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market holders of a business enterprise. These analyses require the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates and the timing of expected cash flows of the respective reporting unit. Sensitivity analyses were performed around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values.
Based on these analyses performed in 2018 and 2017, the fair value of Eaton's reporting units continue to substantially exceed their respective carrying amounts and thus, no impairment exists.
Indefinite Life Intangible Assets
Indefinite life intangible assets consist of certain trademarks. They are evaluated annually for impairment as of July 1 using either a quantitative or qualitative analysis to determine whether their fair values exceed their respective carrying amounts. Indefinite life intangible asset impairment testing for 2018 and 2017 was performed using a quantitative analysis. Determining the fair value of these assets requires significant judgment and the Company uses a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability.
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
For 2018 and 2017, the fair value of indefinite lived intangible assets exceeded the respective carrying value.

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
For additional information about goodwill and other intangible assets, see Note 6 to the Consolidated Financial Statements.
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
Management evaluates the realizability of deferred income tax assets for each jurisdiction in which it operates. If the Company experiences cumulative pretax income in a particular jurisdiction in a three-year period including the current and prior two years, management normally concludes that the deferred income tax assets will more likely than not be realizable and no valuation allowance is recognized, unless known or planned operating developments, or changes in tax laws, would lead management to conclude otherwise. However, if the Company experiences cumulative pretax losses in a particular jurisdiction in a three-year period including the current and prior two years, management then considers a series of factors in the determination of whether the deferred income tax assets can be realized. These factors include historical operating results, known or planned operating developments, the period of time over which certain temporary differences will reverse, consideration of the utilization of certain deferred income tax liabilities, tax law carryback capability in a particular country, prudent and feasible tax planning strategies, changes in tax laws, and estimates of future earnings and taxable income using the same assumptions as the Company’s goodwill and other impairment testing. After evaluation of these factors, if the deferred income tax assets are expected to be realized within the tax carryforward period allowed for that specific country, management would conclude that no valuation allowance would be required. To the extent that the deferred income tax assets exceed the amount that is expected to be realized within the tax carryforward period for a particular jurisdiction, management would establish a valuation allowance. For additional information about income taxes, see Note 10 to the Consolidated Financial Statements.
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
To estimate the service and interest cost components of net periodic benefit cost for the vast majority of its defined benefits pension and other postretirement benefits plans, the Company used a spot rate approach by applying the specific spot rates along the yield curve used to measure the benefit obligation at the beginning of the period to the relevant projected cash flows.

Key assumptions used to calculate pension and other postretirement benefits expense are adjusted at each year-end. A 1-percentage point change in the assumed rate of return on pension plan assets is estimated to have approximately a $50 effect on pension expense. Likewise, a 1-percentage point change in the discount rate is estimated to have approximately a $62 effect on pension expense. A 1-percentage point change in the assumed rate of return on other postretirement benefits assets is estimated to have approximately a $1 effect on other postretirement benefits expense. A 1-percentage point change in the discount rate is estimated to have approximately a $2 effect on expense for other postretirement benefits plans.
Additional information related to changes in key assumptions used to recognize expense for other postretirement benefits plans is found in Note 8 to the Consolidated Financial Statements.
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
A number of factors affect the cost of environmental remediation, including the number of parties involved at a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing advancement of remediation technology. Taking these factors into account, Eaton has estimated the costs of remediation, which will be paid over a period of years. The Company accrues an amount on an undiscounted basis, consistent with the estimates of these costs, when it is probable that a liability has been incurred. At December 31, 2018 and 2017, $116 and $120, respectively, was accrued for these costs.
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
Eaton uses derivative instruments to manage exposure to volatility in raw material costs, currency, and interest rates on certain debt instruments. Derivative financial instruments used by the Company are straightforward and non-leveraged. The counterparties to these instruments are financial institutions with strong credit ratings. Eaton maintains control over the size of positions entered into with any one counterparty and regularly monitors the credit rating of these institutions. See Note 14 to the Consolidated Financial Statements for additional information about hedges and derivative financial instruments.
Eaton’s ability to access the commercial paper market, and the related cost of these borrowings, is based on the strength of its credit rating and overall market conditions. The Company has not experienced any material limitations in its ability to access these sources of liquidity. At December 31, 2018, Eaton had $2,000 of long-term revolving credit facilities with banks in support of its commercial paper program. It has no borrowings outstanding under these credit facilities.
Interest rate risk can be measured by calculating the short-term earnings impact that would result from adverse changes in interest rates. This exposure results from short-term debt, which includes commercial paper at a floating interest rate, long-term debt that has been swapped to floating rates, and money market investments that have not been swapped to fixed rates. Based upon the balances of investments and floating rate debt at year end 2018, a 100 basis-point increase in short-term interest rates would have increased the Company’s net, pretax interest expense by $24.
Eaton also measures interest rate risk by estimating the net amount by which the fair value of the Company’s financial liabilities would change as a result of movements in interest rates. Based on Eaton’s best estimate for a hypothetical, 100 basis point increase in interest rates at December 31, 2018, the market value of the Company’s debt and interest rate swap portfolio, in aggregate, would increase by $463.
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

CONTRACTUAL OBLIGATIONS
A summary of contractual obligations as of December 31, 2018 follows:

	2019	2020 to 2021	2022 to 2023	Thereafter	Total
Long-term debt, including current portion(1)	$339	$543	$2,002	$4,217	$7,101
Interest expense related to long-term debt	255	483	391	1,795	2,924
Increase (reduction) of interest expense from interest rate swap agreements related to long-term debt	3	1	(8)	(37)	(41)
Operating leases	165	239	128	110	642
Purchase obligations	993	117	33	—	1,143
Other obligations	144	8	9	23	184
Total	$1,899	$1,391	$2,555	$6,108	$11,953

(1) Long-term debt excludes deferred gains and losses on derivatives related to debt, adjustments to fair market value, and premiums and discounts on long-term debentures.
Interest expense related to long-term debt is based on the fixed interest rate, or other applicable interest rate, related to the debt instrument. The increase (reduction) of interest expense due to interest rate swap agreements related to long-term debt is based on the difference in the fixed interest rate the Company receives from the swap, compared to the floating interest rate the Company pays on the swap. Purchase obligations are entered into with various vendors in the normal course of business. These amounts include commitments for purchases of raw materials, outstanding non-cancelable purchase orders, releases under blanket purchase orders, and commitments under ongoing service arrangements. Other obligations principally include $116 of anticipated contributions to pension plans in 2019, $21 of other postretirement benefits payments expected to be paid in 2019, and $44 of deferred compensation earned under various plans for which the participants have elected to receive disbursement at a later date. The table above does not include all other future expected pension and other postretirement benefits payments. Information related to the amounts of these future payments is described in Note 8 to the Consolidated Financial Statements. The table above also excludes the liability for unrecognized income tax benefits, since the Company cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities. At December 31, 2018, the gross liability for unrecognized income tax benefits totaled $913 and interest and penalties were $74.

FORWARD-LOOKING STATEMENTS
This Annual Report to Shareholders contains forward-looking statements concerning litigation and regulatory developments, expected pension or other post-retirement benefits payments and rates of return, and expected future liquidity. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to Eaton, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside Eaton’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for the Company’s business segments; unanticipated downturns in business relationships with customers or their purchases from us; the availability of credit to customers and suppliers; competitive pressures on sales and pricing; unanticipated changes in the cost of material and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; strikes or other labor unrest; the impact of acquisitions and divestitures; unanticipated difficulties integrating acquisitions; new laws and governmental regulations; interest rate changes; tax rate changes or exposure to additional income tax liability; stock market and currency fluctuations; war, natural disasters, civil or political unrest or terrorism; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.

QUARTERLY DATA (unaudited)

	Quarter ended in 2018				Quarter ended in 2017
(In millions except for per share data)	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Net sales	$5,459	$5,412	$5,487	$5,251	$5,213	$5,211	$5,132	$4,848
Gross profit	1,789	1,815	1,816	1,678	1,678	1,745	1,684	1,541
Percent of net sales	32.8%	33.5%	33.1%	32.0%	32.2%	33.5%	32.8%	31.8%
Income before income taxes	726	439	694	565	635	1,694	572	467
Net income	632	416	611	487	634	1,401	517	434
Less net (income) loss for noncontrolling interests	(1)	—	(1)	1	—	—	(1)	—
Net income attributable to Eaton ordinary shareholders	$631	$416	$610	$488	$634	$1,401	$516	$434

Net income per share attributable to Eaton ordinary shareholders
Diluted	$1.46	$0.95	$1.39	$1.10	$1.43	$3.14	$1.15	$0.96
Basic	1.46	0.96	1.40	1.11	1.44	3.16	1.16	0.97

Cash dividends declared per ordinary share	$0.66	$0.66	$0.66	$0.66	$0.60	$0.60	$0.60	$0.60

Earnings per share for the four quarters in a year may not equal full year earnings per share.

Acquisition integration charges included in Income before income taxes are as follows:

	Quarter ended in 2018				Quarter ended in 2017
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Acquisition integration charges	$—	$—	$—	$—	$1	$1	$1	$1

FIVE-YEAR CONSOLIDATED FINANCIAL SUMMARY (unaudited)

(In millions except for per share data)	2018	2017	2016	2015	2014
Net sales	$21,609	$20,404	$19,747	$20,855	$22,552
Income before income taxes	2,424	3,368	2,118	2,133	1,762
Net income	2,146	2,986	1,919	1,974	1,804
Less net income for noncontrolling interests	(1)	(1)	(3)	(2)	(10)
Net income attributable to Eaton ordinary shareholders	$2,145	$2,985	$1,916	$1,972	$1,794

Net income per share attributable to Eaton ordinary shareholders
Diluted	$4.91	$6.68	$4.20	$4.22	$3.76
Basic	4.93	6.71	4.21	4.23	3.78

Weighted-average number of ordinary shares outstanding
Diluted	436.9	447.0	456.5	467.1	476.8
Basic	434.3	444.5	455.0	465.5	474.1

Cash dividends declared per ordinary share	$2.64	$2.40	$2.28	$2.20	$1.96

Total assets	$31,092	$32,623	$30,476	$31,059	$33,557
Long-term debt	6,768	7,167	6,711	7,746	7,982
Total debt	7,521	7,751	8,277	8,414	8,992
Eaton shareholders' equity	16,107	17,253	14,954	15,249	15,856
Eaton shareholders' equity per ordinary share	$38.02	$39.22	$33.28	$33.24	$33.89
Ordinary shares outstanding	423.6	439.9	449.4	458.8	467.9