Form 10-Q
period 2019-03-31
Eaton Corp plc
filed 2019-04-30
CIK 1551182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 423.1 million Ordinary Shares outstanding as of March 31, 2019.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended March 31
(In millions except for per share data)	2019	2018
Net sales	$5,305	$5,251

Cost of products sold	3,573	3,573
Selling and administrative expense	917	889
Research and development expense	156	156
Interest expense - net	66	70
Other income - net	(10)	(2)
Income before income taxes	603	565
Income tax expense	81	78
Net income	522	487
Less net loss for noncontrolling interests	—	1
Net income attributable to Eaton ordinary shareholders	$522	$488

Net income per share attributable to Eaton ordinary shareholders
Diluted	$1.23	$1.10
Basic	1.23	1.11

Weighted-average number of ordinary shares outstanding
Diluted	425.9	441.7
Basic	424.0	438.8

Cash dividends declared per ordinary share	$0.71	$0.66

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended March 31
(In millions)	2019	2018
Net income	$522	$487
Less net loss for noncontrolling interests	—	1
Net income attributable to Eaton ordinary shareholders	522	488

Other comprehensive (loss) income, net of tax
Currency translation and related hedging instruments	53	257
Pensions and other postretirement benefits	21	26
Cash flow hedges	(7)	13
Other comprehensive (loss) income attributable to Eaton ordinary shareholders	67	296

Total comprehensive income attributable to Eaton ordinary shareholders	$589	$784

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED BALANCE SHEETS

(In millions)	March 31, 2019	December 31, 2018
Assets
Current assets
Cash	$303	$283
Short-term investments	143	157
Accounts receivable - net	3,865	3,858
Inventory	2,897	2,785
Prepaid expenses and other current assets	536	507
Total current assets	7,744	7,590

Property, plant and equipment
Land and buildings	2,457	2,466
Machinery and equipment	6,145	6,106
Gross property, plant and equipment	8,602	8,572
Accumulated depreciation	(5,129)	(5,105)
Net property, plant and equipment	3,473	3,467

Other noncurrent assets
Goodwill	13,318	13,328
Other intangible assets	4,754	4,846
Operating lease assets	420	—
Deferred income taxes	309	293
Other assets	1,631	1,568
Total assets	$31,649	$31,092

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$741	$414
Current portion of long-term debt	42	339
Accounts payable	2,274	2,130
Accrued compensation	302	457
Other current liabilities	1,927	1,814
Total current liabilities	5,286	5,154

Noncurrent liabilities
Long-term debt	6,782	6,768
Pension liabilities	1,265	1,304
Other postretirement benefits liabilities	320	321
Operating lease liabilities	308	—
Deferred income taxes	360	349
Other noncurrent liabilities	1,061	1,054
Total noncurrent liabilities	10,096	9,796

Shareholders’ equity
Ordinary shares (423.1 million outstanding in 2019 and 423.6 million in 2018)	4	4
Capital in excess of par value	12,085	12,090
Retained earnings	8,225	8,161
Accumulated other comprehensive loss	(4,078)	(4,145)
Shares held in trust	(3)	(3)
Total Eaton shareholders’ equity	16,233	16,107
Noncontrolling interests	34	35
Total equity	16,267	16,142
Total liabilities and equity	$31,649	$31,092
The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31
(In millions)	2019	2018
Operating activities
Net income	$522	$487
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	221	230
Deferred income taxes	(3)	(12)
Pension and other postretirement benefits expense	36	43
Contributions to pension plans	(39)	(40)
Contributions to other postretirement benefits plans	(5)	(5)
Changes in working capital	(306)	(459)
Other - net	125	95
Net cash provided by operating activities	551	339

Investing activities
Capital expenditures for property, plant and equipment	(149)	(131)
Sales of short-term investments - net	16	31
Proceeds for settlement of currency exchange contracts not designated as hedges - net	51	—
Other - net	14	(37)
Net cash used in investing activities	(68)	(137)

Financing activities
Proceeds from borrowings	342	179
Payments on borrowings	(315)	(33)
Cash dividends paid	(302)	(284)
Exercise of employee stock options	20	19
Repurchase of shares	(180)	(300)
Employee taxes paid from shares withheld	(35)	(23)
Other - net	(1)	(1)
Net cash used in financing activities	(471)	(443)

Effect of currency on cash	8	(3)
Total increase (decrease) in cash	20	(244)
Cash at the beginning of the period	283	561
Cash at the end of the period	$303	$317

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
This Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in Eaton’s 2018 Form 10-K. The interim period results are not necessarily indicative of the results to be expected for the full year. Management has evaluated subsequent events through the date this Form 10-Q was filed with the Securities and Exchange Commission.
Certain prior year amounts have been reclassified to conform to the current year presentation.
Leases
The Company determines if an arrangement is a lease at inception. Operating lease assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. Lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. As most leases do not provide an implicit interest rate, Eaton uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The length of a lease term includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options. The Company made an accounting policy election to not recognize lease assets or liabilities for leases with a term of 12 months or less. Additionally, when accounting for leases, the Company combines payments for leased assets, related services and other components of a lease.
Adoption of New Accounting Standards
Eaton adopted Accounting Standard Update 2016-02, Leases (Topic 842), and related amendments, in the first quarter of 2019 using the optional transition method and has not restated prior periods. The Company elected to use the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the carry forward of historical lease classification of existing leases. The Company recorded a cumulative-effect adjustment of less than $1 to retained earnings as of January 1, 2019. Additionally, the adoption of the new standard resulted in the recording of lease assets and lease liabilities for operating leases of $435 and $446, respectively, as of January 1, 2019. The adoption of the standard did not have a material impact to the Consolidated Statements of Income or Cash Flows.
Eaton adopted Accounting Standard Update 2017-12, Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities, in the first quarter 2019 using the modified retrospective approach for hedge instruments that existed at the date of adoption. ASU 2017-12 is intended to better align the Company's risk management activities with financial reporting for hedging relationships. The standard eliminates the requirement to separately measure and report hedge ineffectiveness, expands the ability to hedge specific risk components, and generally requires the change in value of the hedge instrument and hedged item to be presented in the same income statement line. The new disclosure requirements were applied on a prospective basis and comparative information has not been restated. The adoption of the standard did not have a material impact on the consolidated financial statements.

Note 2.	ACQUISITION AND DIVESTITURES OF BUSINESSES
Acquired controlling interest of Ulusoy Elektrik Imalat Taahhut ve Ticaret A.S.
On April 15, 2019, Eaton completed the acquisition of an 82.275% controlling interest in Ulusoy Elektrik Imalat Taahhut ve Ticaret A.S., a leading manufacturer of electrical switchgear based in Ankara, Turkey, with a primary focus on medium voltage solutions for industrial and utility customers. Its sales for the 12 months ended September 30, 2018 were $126. The purchase price for the shares is approximately $214 on a cash and debt free basis. As required by the Turkish capital markets legislation, Eaton filed an application to execute a mandatory tender offer for the remaining shares shortly after the transaction closed.
Spin-off of Lighting business
On March 1, 2019, Eaton announced it plans to pursue a tax-free spin-off of its Lighting business. The spin-off will create an independent, publicly traded company and is expected to be completed by the end of 2019.
Plan to divest Automotive Fluid Conveyance business
On March 1, 2019, Eaton announced it plans to sell its Automotive Fluid Conveyance business.

Note 3.	ACQUISITION INTEGRATION AND DIVESTITURE CHARGES
Eaton incurs integration charges related to acquired businesses, and transaction and other charges to divest businesses. A summary of these charges follows:

	Three months ended March 31
	2019	2018
Electrical Products	$1	$—
Corporate	11	—
Total acquisition integration and divestiture charges before income tax	12	—
Income taxes	1	—
Total after income taxes	$11	$—
Per ordinary share - diluted	$0.03	$—
Business segment charges in 2019 related to the planned spin-off of the Lighting business and were included in Selling and administrative expense. In Business Segment Information, the charges reduced Operating profit of the related business segment.
Corporate charges in 2019 related primarily to the planned spin-off of the Lighting business and were included in Selling and administrative expense. In Business Segment Information, the charges were included in Other corporate expense - net.
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

	Three months ended March 31, 2019
Net sales	United States	Rest of World	Total
Electrical Products	$1,047	$713	$1,760
Electrical Systems and Services	976	488	1,464
Hydraulics	290	396	686

	Original Equipment Manufacturers	Aftermarket, Distribution and End User
Aerospace	$287	$215	502

	Commercial	Passenger and Light Duty
Vehicle	$431	$379	810

eMobility			83

Total			$5,305

	Three months ended March 31, 2018
Net sales	United States	Rest of World	Total
Electrical Products	$960	$772	$1,732
Electrical Systems and Services	894	487	1,381
Hydraulics	297	413	710

	Original Equipment Manufacturers	Aftermarket, Distribution and End User
Aerospace	$264	$194	458

	Commercial	Passenger and Light Duty
Vehicle	$430	$463	893

eMobility			77

Total			$5,251

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (revenue recognized exceeds amount billed to the customer), and deferred revenue (advance payments and billings in excess of revenue recognized). Accounts receivables from customers were $3,469 and $3,402 at March 31, 2019 and December 31, 2018, respectively. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. These assets and liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Unbilled receivables were $104 and $94 at March 31, 2019 and December 31, 2018, respectively, and are recorded in Prepaid expenses and other current assets. The increase in unbilled receivables was primarily due to revenue recognized and not yet billed, partially offset by billings to customers during the quarter.
Changes in the deferred revenue liabilities are as follows:

Deferred Revenue
Balance at December 31, 2018	$248
Customer deposits and billings	208
Revenue recognized in the period	(205)
Translation	6
Balance at March 31, 2019	$257

Deferred Revenue
Balance at January 1, 2018	$227
Customer deposits and billings	232
Revenue recognized in the period	(209)
Translation	1
Balance at March 31, 2018	$251
A significant portion of open orders placed with Eaton are by original equipment manufacturers or distributors. These open orders are not considered firm as they have been historically subject to releases by customers. In measuring backlog of unsatisfied or partially satisfied obligations, only the amount of orders to which customers are firmly committed are included. Using this criterion, total backlog at March 31, 2019 and December 31, 2018 was approximately $5.5 billion and $5.3 billion, respectively. At both March 31, 2019 and December 31, 2018, Eaton expects to recognize approximately 87% of this backlog in the next twelve months and the rest thereafter.

Note 5.	GOODWILL
Change in the carrying amount of goodwill by segment follows:

	December 31, 2018	Translation	March 31, 2019
Electrical Products	$6,562	$(11)	$6,551
Electrical Systems and Services	4,241	8	4,249
Hydraulics	1,212	(9)	1,203
Aerospace	941	3	944
Vehicle	292	(1)	291
eMobility	80	—	80
Total	$13,328	$(10)	$13,318

Note 6.	LEASES
Eaton leases certain manufacturing facilities, warehouses, distribution centers, office space, vehicles and equipment. Most real estate leases contain renewal options. The exercise of lease renewal options is at the Company's sole discretion. The Company's lease agreements typically do not contain any significant residual value guarantees or restrictive covenants, and payments within certain lease agreements are adjusted periodically for changes in an index or rate.
The components of lease expense follows:

Three months ended March 31, 2019
Operating lease cost	$42
Finance lease cost - amortization of lease assets	1
Short-term lease cost	13
Variable lease cost	4
Sublease income	(1)
Total lease cost	$59
The net gain recorded on sale leaseback transactions for the three months ended March 31, 2019 was $18.
Supplemental cash flow information related to leases follows:

Three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$(38)
Financing cash outflows - payments on finance lease obligations	(1)

Lease assets obtained in exchange for new lease obligations:
Operating leases	$21
Finance leases	8

Supplemental balance sheet information related to leases follows:

March 31, 2019
Operating Leases
Operating lease assets	$420

Other current liabilities	124
Operating lease liabilities	308
Total operating lease liabilities	$432

Finance Leases
Land and buildings	$18
Machinery and equipment	8
Accumulated depreciation	(11)
Net property, plant and equipment	$15

Current portion of long-term debt	$4
Long-term debt	12
Total finance lease liabilities	$16

Weighted-average remaining lease term
Operating leases	5.1 years
Finance leases	4.7 years

Weighted-average discount rate
Operating leases	3.6%
Finance leases	6.9%
Maturities of lease liabilities at March 31, 2019 follows:

	Operating Leases	Finance Leases
2019	$108	$3
2020	115	5
2021	85	4
2022	54	3
2023	35	3
Thereafter	84	1
Total lease payments	$481	$19
Less imputed interest	49	3
Total present value of lease liabilities	$432	$16

A summary of minimum rental commitments at December 31, 2018 under noncancelable operating leases, which expire at various dates and in most cases contain renewal options, for each of the next five years and thereafter in the aggregate, follow:

Operating Leases
2019	$165
2020	133
2021	106
2022	75
2023	53
Thereafter	110
Total lease commitments	$642

Note 7.    RETIREMENT BENEFITS PLANS
The components of retirement benefits expense follow:

	United States pension benefit expense		Non-United States pension benefit expense		Other postretirement benefits expense
	Three months ended March 31
	2019	2018	2019	2018	2019	2018
Service cost	$23	$25	$14	$16	$—	$1
Interest cost	34	30	15	14	3	3
Expected return on plan assets	(58)	(63)	(27)	(27)	—	(1)
Amortization	15	24	10	10	(3)	(3)
	14	16	12	13	—	—
Settlements	10	14	—	—	—	—
Total expense	$24	$30	$12	$13	$—	$—

The components of retirement benefits expense other than service costs are included in Other income - net.

Note 8.	LEGAL CONTINGENCIES

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

In December 2011, Pepsi-Cola Metropolitan Bottling Company, Inc. (“Pepsi”) filed an action against (a) Cooper Industries, LLC, Cooper Industries, Ltd., Cooper Holdings, Ltd., Cooper US, Inc., and Cooper Industries plc (collectively, “Cooper”), (b) M&F Worldwide Corp., Mafco Worldwide Corp., Mafco Consolidated Group LLC, and PCT International Holdings, Inc. (collectively, “Mafco”), and (c) the Pneumo Abex Asbestos Claims Settlement Trust (the “Trust”) in Texas state court. Pepsi alleged that it was harmed by a 2011 settlement agreement (“2011 Settlement”) among Cooper, Mafco, and Pneumo Abex, LLC (“Pneumo,” which prior to the 2011 Settlement was a Mafco subsidiary), which settlement resolved litigation that Pneumo had previously brought against Cooper involving, among other things, a guaranty related to Pneumo’s friction products business. In November 2015, after a Texas court ruled that Pepsi's claims should be heard in arbitration, Pepsi filed a demand for arbitration against Cooper, Mafco, the Trust, and Pneumo. Pepsi subsequently dropped claims against all parties except Cooper. An arbitration under the auspices of the American Arbitration Association commenced in October 2017. Pepsi’s experts opined, among other things, that the value contributed to the Trust for a release of the guaranty was below reasonably equivalent value, and that an inability of Pneumo to satisfy future liabilities could result in plaintiffs suing Pepsi under various theories. Cooper submitted various expert reports and, among other things, Cooper’s experts opined that Pepsi had no basis to seek any damages and that Cooper paid reasonably equivalent value for the release of its indemnity obligations under the guaranty. The arbitration proceedings closed in December 2017. On July 11, 2018, the arbitration panel made certain findings and concluded that the value contributed to the Trust did not constitute reasonably equivalent value, but ordered the parties to recalculate the amount that should have been contributed to the Trust as of the date of the 2011 transaction. Based on the findings made by the panel and the recalculation ordered by the panel, Cooper believed that no additional amount should be contributed. Pepsi argued that an additional $347 should be contributed. Cooper and its expert disagreed with Pepsi’s argument and believed that Pepsi’s recalculation was flawed and failed to comply with the instructions of the panel. On August 23, 2018, the panel issued its final award and ordered Cooper to pay $293 to Pneumo Abex. On August 30, 2018, Pepsi sought to confirm the award in Texas state court, which Cooper opposed on October 9, 2018. Cooper further requested that the court vacate the award on various grounds, including that Cooper was prejudiced by the conduct of the proceedings, the panel exceeded its powers, and because the panel denied Cooper a full and fair opportunity to present certain evidence. The court confirmed the award at the confirmation hearing, which was held on October 12, 2018. On November 2, 2018, the Company appealed. On November 28, 2018, the Company paid $297, the full judgment plus accrued post-judgment interest, to Pneumo Abex and preserved its rights, including to appeal. On April 25, 2019, the appeal that Cooper filed was dismissed.

Note 9.	INCOME TAXES

The effective income tax rate for the first quarter of 2019 was expense of 13.5% compared to expense of 13.8% for the first quarter of 2018.

As the Company has previously disclosed, Eaton's United States subsidiaries ("Eaton US") received a Notice in 2014 from the Internal Revenue Service ("IRS") for tax years 2007 through 2010 which included proposed assessments involving two issues: the recognition of income for several of Eaton US's controlled foreign corporations, and transfer pricing adjustments for products manufactured in the Company's facilities in Puerto Rico and the Dominican Republic and sold to affiliated companies located in the United States. The Company believed the proposed assessments were without merit and contested both matters in the United States Tax Court ("Tax Court"). Eaton US and the IRS both moved for partial summary judgment on the controlled foreign corporation income recognition issue. The Tax Court heard oral arguments on the motions in January 2018, following which the Court ordered further briefing, which was completed in March 2018. On February 25, 2019, the Tax Court granted the IRS's motion for partial summary judgment and denied Eaton's. The Company intends to appeal the Tax Court's partial summary judgment decision to the United States Sixth Circuit Court of Appeals. The Company believes that it will be successful on appeal and has not recorded any additional impact of the Tax Court's decision in its consolidated financial statements. As previously disclosed, the transfer pricing issue included in the Notice remains unresolved at this point. The total potential impact of the Tax Court's partial summary judgment decision on the controlled foreign corporation income recognition issue is not estimable until all matters in the open tax years have been resolved.

Note 10. EQUITY
On February 24, 2016, the Board of Directors adopted a share repurchase program for share repurchases up to $2,500 of ordinary shares (2016 Program). During the first quarter of 2018, 3.7 million ordinary shares were repurchased under the 2016 Program in the open market at a total cost of $300. On February 27, 2019, the Board of Directors adopted a new share repurchase program for share repurchases up to $5,000 of ordinary shares (2019 Program). Under the 2019 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During the first quarter of 2019, 1.9 million ordinary shares were repurchased under the 2019 Program in the open market at a total cost of $150.
The changes in Shareholders’ equity follow:

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at December 31, 2018	423.6	$4	$12,090	$8,161	$(4,145)	$(3)	$16,107	$35	$16,142
Net income	—	—	—	522	—	—	522	—	522
Other comprehensive income, net of tax					67		67	—	67
Cash dividends paid and accrued	—	—	—	(309)	—	—	(309)	(1)	(310)
Issuance of shares under equity-based compensation plans	1.4	—	(5)	1	—	—	(4)	—	(4)
Repurchase of shares	(1.9)	—	—	(150)	—	—	(150)	—	(150)
Balance at March 31, 2019	423.1	$4	$12,085	$8,225	$(4,078)	$(3)	$16,233	$34	$16,267

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at December 31, 2017	439.9	$4	$11,987	$8,669	$(3,404)	$(3)	$17,253	$37	$17,290
Cumulative-effect adjustment upon adoption of ASU 2014-09	—	—	—	(2)	—	—	(2)	—	(2)
Cumulative-effect adjustment upon adoption of ASU 2016-16	—	—	—	(199)	—	—	(199)	—	(199)
Net income	—	—	—	488	—	—	488	(1)	487
Other comprehensive income, net of tax					296		296	—	296
Cash dividends paid and accrued	—	—	—	(290)	—	—	(290)	—	(290)
Issuance of shares under equity-based compensation plans	1.1	—	18	(1)	—	—	17	—	17
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	2	2
Repurchase of shares	(3.7)	—	—	(300)	—	—	(300)	—	(300)
Balance at March 31, 2018	437.3	$4	$12,005	$8,365	$(3,108)	$(3)	$17,263	$38	$17,301
The changes in Accumulated other comprehensive loss follow:

	Currency translation and related hedging instruments	Pensions and other postretirement benefits	Cash flow hedges	Total
Balance at December 31, 2018	$(2,864)	$(1,278)	$(3)	$(4,145)
Other comprehensive (loss) income before reclassifications	53	(7)	(5)	41
Amounts reclassified from Accumulated other comprehensive loss	—	28	(2)	26
Net current-period Other comprehensive (loss) income	53	21	(7)	67
Balance at March 31, 2019	$(2,811)	$(1,257)	$(10)	$(4,078)

The reclassifications out of Accumulated other comprehensive loss follow:

	Three months ended March 31, 2019		Consolidated statements of income classification
Amortization of defined benefit pensions and other postretirement benefits items
Actuarial loss and prior service cost	$(32)	[1]
Tax benefit	4
Total, net of tax	(28)

Gains and (losses) on cash flow hedges
Currency exchange contracts	2		Cost of products sold
Tax expense	—
Total, net of tax	2

Total reclassifications for the period	$(26)
1 These components of Accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 7 for additional information about pension and other postretirement benefits items.

Net Income Per Share Attributable to Eaton Ordinary Shareholders
A summary of the calculation of net income per share attributable to Eaton ordinary shareholders follows:

	Three months ended March 31
(Shares in millions)	2019	2018
Net income attributable to Eaton ordinary shareholders	$522	$488

Weighted-average number of ordinary shares outstanding - diluted	425.9	441.7
Less dilutive effect of equity-based compensation	1.9	2.9
Weighted-average number of ordinary shares outstanding - basic	424.0	438.8

Net income per share attributable to Eaton ordinary shareholders
Diluted	$1.23	$1.10
Basic	1.23	1.11
For the first quarter of 2019 and 2018, 1.6 million and 0.1 million stock options, respectively, were excluded from the calculation of diluted net income per share attributable to Eaton ordinary shareholders because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive.

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
A summary of financial instruments recognized at fair value, and the fair value measurements used, follows:

	Total	Level 1	Level 2	Level 3
March 31, 2019
Cash	$303	$303	$—	$—
Short-term investments	143	143	—	—
Net derivative contracts	17	—	17	—

December 31, 2018
Cash	$283	$283	$—	$—
Short-term investments	157	157	—	—
Net derivative contracts	14	—	14	—
Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities. No financial instruments were measured using unobservable inputs.
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $6,824 and fair value of $7,024 at March 31, 2019 compared to $7,107 and $7,061, respectively, at December 31, 2018. The fair value of Eaton's debt instruments were estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities, and are considered a Level 2 fair value measurement.

Note 12.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, Eaton is exposed to certain risks related to fluctuations in interest rates, currency exchange rates and commodity prices. The Company uses various derivative and non-derivative financial instruments, primarily interest rate swaps, currency forward exchange contracts, currency swaps and, commodity contracts to manage risks from these market fluctuations. The instruments used by Eaton are straightforward, non-leveraged instruments. The counterparties to these instruments are financial institutions with strong credit ratings. Eaton maintains control over the size of positions entered into with any one counterparty and regularly monitors the credit rating of these institutions. Such instruments are not purchased and sold for trading purposes.
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

•
Hedges of the variable cash flows of a recognized variable-rate asset or liability, or the forecasted acquisition of such an asset or liability (a cash flow hedge); for these hedges, the gain or loss from the derivative financial instrument is recognized in Accumulated other comprehensive income and reclassified to income in the same period when the gain or loss on the hedged item is included in income.

•
Hedges of the currency exposure related to a net investment in a foreign operation (a net investment hedge); for these hedges, the gain or loss from the derivative financial instrument is recognized in Accumulated other comprehensive income and reclassified to income in the same period when the gain or loss related to the net investment in the foreign operation is included in income.

The gain or loss from a derivative financial instrument designated as a hedge is classified in the same line of the Consolidated Statements of Income as the offsetting loss or gain on the hedged item. The cash flows resulting from these financial instruments are classified in operating activities on the Condensed Consolidated Statements of Cash Flows.
For derivatives that are not designated as a hedge, any gain or loss is immediately recognized in income. The majority of derivatives used in this manner relate to risks resulting from assets or liabilities denominated in a foreign currency and certain commodity contracts that arise in the normal course of business.
Eaton uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against foreign currency exposure (net investment hedges). Foreign currency denominated debt designated as a non-derivative net investment hedging instrument had a carrying value on a pre-tax basis of $612 at March 31, 2019 and $623 at December 31, 2018.

Derivative Financial Statement Impacts
The fair value of derivative financial instruments recognized in the Consolidated Balance Sheets follows:

	Notional amount	Other current assets	Other noncurrent assets	Other current liabilities	Other noncurrent liabilities	Type of hedge	Term
March 31, 2019
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$2,250	$—	$32	$—	$14	Fair value	3 months to 16 years
Forward starting floating-to-fixed interest rate swaps	300	—	—	—	12	Cash flow	34 years
Currency exchange contracts	1,000	14	1	9	6	Cash flow	1 to 36 months
Commodity contracts	16	2	—	—	—	Cash flow	1 to 9 months
Total		$16	$33	$9	$32

Derivatives not designated as hedges
Currency exchange contracts	$4,165	$18		$9			1 to 12 months
Commodity contracts	9	—		—			1 month
Total		$18		$9

December 31, 2018
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$2,550	$—	$22	$1	$26	Fair value	3 months to 16 years
Forward starting floating-to-fixed interest rate swaps	100	—	—	—	3	Cash flow	34 years
Currency exchange contracts	951	19	2	11	8	Cash flow	1 to 36 months
Total		$19	$24	$12	$37

Derivatives not designated as hedges
Currency exchange contracts	$3,886	$40		$20			1 to 12 months
Total		$40		$20
The currency exchange contracts shown in the table above as derivatives not designated as hedges are primarily contracts entered into to manage currency volatility or exposure on intercompany receivables, payables and loans. While Eaton does not elect hedge accounting treatment for these derivatives, Eaton targets managing 100% of the intercompany balance sheet exposure to minimize the effect of currency volatility related to the movement of goods and services in the normal course of its operations. This activity represents the great majority of these currency exchange contracts. For the three months ended March 31, 2019, $51 of cash inflow resulting from the settlement of these derivatives has been classified in investing activities on the Condensed Consolidated Statement of Cash Flows. The net cash flow from the settlement of these derivatives has been presented in operating activities in prior periods and have not been restated as such amounts are not material.

As of March 31, 2019, the volume of outstanding commodity contracts that were entered into to hedge forecasted transactions:

	March 31, 2019
Commodity	(millions of pounds)	Term
Copper	6	1 to 9 months
The following amounts were recorded on the consolidated balance sheet related to fixed-to-floating interest rate swaps:

	Carrying amount of the hedged assets (liabilities)	Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged asset (liabilities) (a)
Location on Consolidated Balance Sheet	March 31, 2019	March 31, 2019
Long-term debt	$(2,863)	$(60)
(a) At March 31, 2019, these amounts include the cumulative liability amount of fair value hedging adjustments remaining for which the hedge accounting has been discontinued of $42.
The impact of hedging activities to the Consolidated Statement of Income are as follow:

	Three months ended March 31, 2019
	Net Sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statement of Income	$5,305	$3,573	$66

Gain (loss) on derivatives designated as cash flow hedges
Currency exchange contracts
Hedged item	$3	$(5)	$—
Derivative designated as hedging instrument	(3)	5	—

Commodity contracts
Hedged item	$—	$—	$—
Derivative designated as hedging instrument	—	—	—

Gain (loss) on derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps
Hedged item	$—	$—	$(23)
Derivative designated as hedging instrument	—	—	23

The impact of derivatives not designated as hedges to the Consolidated Statement of Income are as follow:

	Gain (loss) recognized in Consolidated Statement of Income	Consolidated Statement of Income classification
	Three months ended March 31
	2019
Gain (loss) on derivatives not designated as hedges
Currency exchange contracts	$40	Other income - net
Commodity Contracts	1	Cost of products sold
Total	$41
The impact of derivative and non-derivative instruments designated as hedges to the Consolidated Statement of Income and Comprehensive Income follow:

	Gain (loss) recognized in other comprehensive (loss) income		Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	Three months ended March 31			Three months ended March 31
	2019	2018		2019	2018
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	$(9)	$—	Interest expense - net	$—	$—
Currency exchange contracts	—	13	Cost of products sold	2	(4)
Commodity contracts	2	—	Cost of products sold	—	—
Non-derivative designated as net investment hedges
Foreign currency denominated debt	12	(24)	Other income - net	—	—
Total	$5	$(11)		$2	$(4)
At March 31, 2019 and March 31, 2018, a gain of $7 and a loss of $6, respectively, of estimated unrealized net gains or losses associated with our cash flow hedges were expected to be reclassified to income from Accumulated other comprehensive loss within the next twelve months.

Note 13.    INVENTORY
Inventory is carried at lower of cost or net realizable value. The components of inventory follow:

	March 31, 2019	December 31, 2018
Raw materials	$1,120	$1,077
Work-in-process	549	500
Finished goods	1,228	1,208
Total inventory	$2,897	$2,785

Note 14.	BUSINESS SEGMENT INFORMATION
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance. Eaton’s operating segments are Electrical Products, Electrical Systems and Services, Hydraulics, Aerospace, Vehicle, and eMobility. Operating profit includes the operating profit from intersegment sales. For additional information regarding Eaton’s business segments, see Note 16 to the Consolidated Financial Statements contained in the 2018 Form 10-K.

	Three months ended March 31
	2019	2018
Net sales
Electrical Products	$1,760	$1,732
Electrical Systems and Services	1,464	1,381
Hydraulics	686	710
Aerospace	502	458
Vehicle	810	893
eMobility	83	77
Total net sales	$5,305	$5,251

Segment operating profit
Electrical Products	$331	$307
Electrical Systems and Services	192	167
Hydraulics	80	90
Aerospace	116	89
Vehicle	122	132
eMobility	5	11
Total segment operating profit	846	796

Corporate
Amortization of intangible assets	(93)	(98)
Interest expense - net	(66)	(70)
Pension and other postretirement benefits expense	—	(2)
Other corporate expense - net	(84)	(61)
Income before income taxes	603	565
Income tax expense	81	78
Net income	522	487
Less net loss for noncontrolling interests	—	1
Net income attributable to Eaton ordinary shareholders	$522	$488

Note 15.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
The Registered Senior Notes issued by Eaton Corporation are registered under the Securities Act of 1933. Eaton and certain of Eaton's 100% owned direct and indirect subsidiaries (the Guarantors) fully and unconditionally guaranteed (subject, in the case of the Guarantors, other than Eaton, to customary release provisions as described below), on a joint and several basis, the Registered Senior Notes. The following condensed consolidating financial statements are included so that separate financial statements of Eaton, Eaton Corporation and each of the Guarantors are not required to be filed with the Securities and Exchange Commission. The consolidating adjustments primarily relate to eliminations of investments in subsidiaries and intercompany balances and transactions. The condensed consolidating financial statements present investments in subsidiaries using the equity method of accounting. See Note 7 of Eaton's 2018 Form 10-K for additional information related to the Registered Senior Notes.
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
During 2018, the Company undertook certain steps to restructure ownership of various subsidiaries. The transactions were entirely among wholly-owned subsidiaries under the common control of Eaton. These restructurings have been reflected as of the beginning of the earliest period presented below.

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2019
	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$1,758	$1,820	$3,038	$(1,311)	$5,305

Cost of products sold	—	1,390	1,289	2,195	(1,301)	3,573
Selling and administrative expense	4	361	205	347	—	917
Research and development expense	—	41	38	77	—	156
Interest expense (income) - net	—	70	4	(7)	(1)	66
Other expense (income) - net	(12)	(8)	(8)	18	—	(10)
Equity in loss (earnings) of subsidiaries, net of tax	(527)	(306)	(831)	(735)	2,399	—
Intercompany expense (income) - net	13	(36)	447	(424)	—	—
Income (loss) before income taxes	522	246	676	1,567	(2,408)	603
Income tax expense (benefit)	—	9	(12)	86	(2)	81
Net income (loss)	522	237	688	1,481	(2,406)	522
Less net loss (income) for noncontrolling interests	—	—	—	—	—	—
Net income (loss) attributable to Eaton ordinary shareholders	$522	$237	$688	$1,481	$(2,406)	$522

Other comprehensive income (loss)	$67	$(6)	$72	$91	$(157)	$67
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$589	$231	$760	$1,572	$(2,563)	$589

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2018
	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$1,689	$1,700	$3,191	$(1,329)	$5,251

Cost of products sold	—	1,352	1,236	2,310	(1,325)	3,573
Selling and administrative expense	3	341	178	367	—	889
Research and development expense	—	39	41	76	—	156
Interest expense (income) - net	—	68	4	(1)	(1)	70
Other expense (income) - net	18	5	(9)	(16)	—	(2)
Equity in loss (earnings) of subsidiaries, net of tax	(514)	(248)	(797)	(641)	2,200	—
Intercompany expense (income) - net	5	(22)	487	(470)	—	—
Income (loss) before income taxes	488	154	560	1,566	(2,203)	565
Income tax expense (benefit)	—	(6)	(14)	99	(1)	78
Net income (loss)	488	160	574	1,467	(2,202)	487
Less net loss (income) for noncontrolling interests	—	—	—	1	—	1
Net income (loss) attributable to Eaton ordinary shareholders	$488	$160	$574	$1,468	$(2,202)	$488

Other comprehensive income (loss)	$296	$10	$284	$609	$(903)	$296
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$784	$170	$858	$2,077	$(3,105)	$784

CONDENSED CONSOLIDATING BALANCE SHEETS MARCH 31, 2019

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Assets
Current assets
Cash	$2	$18	$11	$272	$—	$303
Short-term investments	—	—	—	143	—	143
Accounts receivable - net	—	492	1,381	1,992	—	3,865
Intercompany accounts receivable	16	1,452	1,809	2,141	(5,418)	—
Inventory	—	559	850	1,574	(86)	2,897
Prepaid expenses and other current assets	—	116	26	377	17	536
Total current assets	18	2,637	4,077	6,499	(5,487)	7,744

Property, plant and equipment - net	—	850	673	1,950	—	3,473

Other noncurrent assets
Goodwill	—	1,330	6,705	5,283	—	13,318
Other intangible assets	—	126	3,016	1,612	—	4,754
Operating lease assets	—	139	49	232	—	420
Deferred income taxes	—	318	—	302	(311)	309
Investment in subsidiaries	17,045	8,012	72,214	26,299	(123,570)	—
Intercompany loans receivable	1,009	6,417	7,241	59,957	(74,624)	—
Other assets	—	755	155	721	—	1,631
Total assets	$18,072	$20,584	$94,130	$102,855	$(203,992)	$31,649

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$—	$730	$—	$11	$—	$741
Current portion of long-term debt	—	41	—	1	—	42
Accounts payable	—	514	460	1,300	—	2,274
Intercompany accounts payable	25	1,216	2,460	1,717	(5,418)	—
Accrued compensation	—	48	32	222	—	302
Other current liabilities	8	597	258	1,065	(1)	1,927
Total current liabilities	33	3,146	3,210	4,316	(5,419)	5,286

Noncurrent liabilities
Long-term debt	—	5,842	933	6	1	6,782
Pension liabilities	—	381	129	755	—	1,265
Other postretirement benefits liabilities	—	165	82	73	—	320
Operating lease liabilities	—	100	37	171	—	308
Deferred income taxes	—	—	506	165	(311)	360
Intercompany loans payable	1,806	5,791	66,260	767	(74,624)	—
Other noncurrent liabilities	—	395	289	377	—	1,061
Total noncurrent liabilities	1,806	12,674	68,236	2,314	(74,934)	10,096

Shareholders’ equity
Eaton shareholders' equity	16,233	4,764	22,684	96,191	(123,639)	16,233
Noncontrolling interests	—	—	—	34	—	34
Total equity	16,233	4,764	22,684	96,225	(123,639)	16,267
Total liabilities and equity	$18,072	$20,584	$94,130	$102,855	$(203,992)	$31,649

CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2018

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Assets
Current assets
Cash	$1	$21	$—	$261	$—	$283
Short-term investments	—	—	—	157	—	157
Accounts receivable - net	—	483	1,400	1,975	—	3,858
Intercompany accounts receivable	—	1,575	1,851	2,968	(6,394)	—
Inventory	—	540	766	1,555	(76)	2,785
Prepaid expenses and other current assets	—	107	32	354	14	507
Total current assets	1	2,726	4,049	7,270	(6,456)	7,590

Property, plant and equipment - net	—	843	678	1,946	—	3,467

Other noncurrent assets
Goodwill	—	1,330	6,705	5,293	—	13,328
Other intangible assets	—	128	3,054	1,664	—	4,846
Deferred income taxes	—	340	—	288	(335)	293
Investment in subsidiaries	16,476	7,658	71,334	25,551	(121,019)	—
Intercompany loans receivable	1,508	5,843	8,406	59,147	(74,904)	—
Other assets	—	746	117	705	—	1,568
Total assets	$17,985	$19,614	$94,343	$101,864	$(202,714)	$31,092

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$—	$388	$—	$26	$—	$414
Current portion of long-term debt	—	338	—	1	—	339
Accounts payable	—	496	416	1,218	—	2,130
Intercompany accounts payable	32	1,127	3,206	2,029	(6,394)	—
Accrued compensation	—	135	71	251	—	457
Other current liabilities	30	525	259	1,002	(2)	1,814
Total current liabilities	62	3,009	3,952	4,527	(6,396)	5,154

Noncurrent liabilities
Long-term debt	—	5,814	945	7	2	6,768
Pension liabilities	—	383	130	791	—	1,304
Other postretirement benefits liabilities	—	166	83	72	—	321
Deferred income taxes	—	1	508	175	(335)	349
Intercompany loans payable	1,816	5,182	66,507	1,399	(74,904)	—
Other noncurrent liabilities	—	389	291	374	—	1,054
Total noncurrent liabilities	1,816	11,935	68,464	2,818	(75,237)	9,796

Shareholders’ equity
Eaton shareholders' equity	16,107	4,670	21,927	94,484	(121,081)	16,107
Noncontrolling interests	—	—	—	35	—	35
Total equity	16,107	4,670	21,927	94,519	(121,081)	16,142
Total liabilities and equity	$17,985	$19,614	$94,343	$101,864	$(202,714)	$31,092

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2019

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash provided by (used in) operating activities	$(36)	$(19)	$202	$404	$—	$551

Investing activities
Capital expenditures for property, plant and equipment	—	(27)	(28)	(94)	—	(149)
Sales (purchases) of short-term investments - net	—	—	—	16	—	16
Loans to affiliates	—	(185)	—	(1,665)	1,850	—
Repayments of loans from affiliates	—	272	—	1,416	(1,688)	—
Proceeds (payments) for settlement of currency exchange contracts not designated as hedges - net	—	(2)	—	53	—	51
Other - net	—	(5)	24	(5)	—	14
Net cash provided by (used in) investing activities	—	53	(4)	(279)	162	(68)

Financing activities
Proceeds from borrowings	—	342	—	—	—	342
Payments on borrowings	—	(301)	—	(14)	—	(315)
Proceeds from borrowings from affiliates	499	1,133	33	185	(1,850)	—
Payments on borrowings from affiliates	—	(1,386)	(30)	(272)	1,688	—
Other intercompany financing activities	—	204	(184)	(20)	—	—
Cash dividends paid	(302)	—	—	—	—	(302)
Exercise of employee stock options	20	—	—	—	—	20
Repurchase of shares	(180)	—	—	—	—	(180)
Employee taxes paid from shares withheld	—	(29)	(6)	—	—	(35)
Other - net	—	—	—	(1)	—	(1)
Net cash provided by (used in) financing activities	37	(37)	(187)	(122)	(162)	(471)

Effect of currency on cash	—	—	—	8	—	8
Total increase (decrease) in cash	1	(3)	11	11	—	20
Cash at the beginning of the period	1	21	—	261	—	283
Cash at the end of the period	$2	$18	$11	$272	$—	$303

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2018

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash provided by (used in) operating activities	$2	$(49)	$82	$304	$—	$339

Investing activities
Capital expenditures for property, plant and equipment	—	(23)	(24)	(84)	—	(131)
Sales (purchases) of short-term investments - net	—	—	—	31	—	31
Investments in affiliates	—	(36)	—	—	36	—
Loans to affiliates	—	—	(486)	(1,177)	1,663	—
Repayments of loans from affiliates	—	16	886	1,299	(2,201)	—
Other - net	—	(15)	(4)	(18)	—	(37)
Net cash provided by (used in) investing activities	—	(58)	372	51	(502)	(137)

Financing activities
Proceeds from borrowings	—	90	—	89	—	179
Payments on borrowings	—	—	(33)	—	—	(33)
Proceeds from borrowings from affiliates	585	1,050	28	—	(1,663)	—
Payments on borrowings from affiliates	(22)	(1,409)	(16)	(754)	2,201	—
Capital contributions from affiliates	—	—	—	36	(36)	—
Other intercompany financing activities	—	220	(441)	221	—	—
Cash dividends paid	(284)	—	—	—	—	(284)
Exercise of employee stock options	19	—	—	—	—	19
Repurchase of shares	(300)	—	—	—	—	(300)
Employee taxes paid from shares withheld	—	(16)	(4)	(3)	—	(23)
Other - net	—	(1)	—	—	—	(1)
Net cash provided by (used in) financing activities	(2)	(66)	(466)	(411)	502	(443)

Effect of currency on cash	—	—	—	(3)	—	(3)
Total increase (decrease) in cash	—	(173)	(12)	(59)	—	(244)
Cash at the beginning of the period	—	183	18	360	—	561
Cash at the end of the period	$—	$10	$6	$301	$—	$317

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Amounts are in millions of dollars or shares unless indicated otherwise (per share data assume dilution).

COMPANY OVERVIEW
Eaton Corporation plc (Eaton or the Company) is a power management company with 2018 net sales of $21.6 billion. The Company provides energy-efficient solutions that help its customers effectively manage electrical, hydraulic, and mechanical power more reliably, safely, and sustainably. Eaton has approximately 99,000 employees in over 59 countries and sells products to customers in more than 175 countries.
Summary of Results of Operations
A summary of Eaton’s Net sales, Net income attributable to Eaton ordinary shareholders, and Net income per share attributable to Eaton ordinary shareholders - diluted follows:

	Three months ended March 31
	2019	2018
Net sales	$5,305	$5,251
Net income attributable to Eaton ordinary shareholders	522	488
Net income per share attributable to Eaton ordinary shareholders - diluted	$1.23	$1.10
On April 15, 2019, Eaton completed the acquisition of an 82.275% controlling interest in Ulusoy Elektrik Imalat Taahhut ve Ticaret A.S., a leading manufacturer of electrical switchgear based in Ankara, Turkey, with a primary focus on medium voltage solutions for industrial and utility customers. Its sales for the 12 months ended September 30, 2018 were $126. The purchase price for the shares is approximately $214 on a cash and debt free basis. As required by the Turkish capital markets legislation, Eaton filed an application to execute a mandatory tender offer for the remaining shares shortly after the transaction closed.
On March 1, 2019, the Company announced it plans to pursue a tax-free spin-off of its Lighting business. The spin-off will create an independent, publicly traded company and is expected to be completed by the end of 2019.

RESULTS OF OPERATIONS
Non-GAAP Financial Measures
The following discussion of Consolidated Financial Results and Business Segment Results of Operations includes certain non-GAAP financial measures. These financial measures include adjusted earnings, adjusted earnings per ordinary share, and operating profit before acquisition integration and divestiture charges for each business segment as well as corporate, each of which differs from the most directly comparable measure calculated in accordance with generally accepted accounting principles (GAAP). A reconciliation of adjusted earnings and adjusted earnings per ordinary share to the most directly comparable GAAP measure is included in the table below. Operating profit before acquisition integration and divestiture charges is reconciled in the discussion of the operating results of each business segment, and excludes acquisition integration and divestiture expense related primarily to the planned spin-off of the Lighting business. Management believes that these financial measures are useful to investors because they exclude certain transactions, allowing investors to more easily compare Eaton’s financial performance period to period. Management uses this information in monitoring and evaluating the on-going performance of Eaton and each business segment. For additional information on acquisition integration and divestiture charges, see Note 3 to the Condensed Consolidated Financial Statements.

Consolidated Financial Results

	Three months ended March 31		Increase (decrease)
	2019	2018
Net sales	$5,305	$5,251	1%
Gross profit	1,732	1,678	3%
Percent of net sales	32.6%	32.0%
Income before income taxes	603	565	7%
Net income	522	487	7%
Less net loss for noncontrolling interests	—	1
Net income attributable to Eaton ordinary shareholders	522	488	7%
Excluding acquisition integration and divestiture charges, after-tax (Note 3)	11	—
Adjusted earnings	$533	$488	9%

Net income per share attributable to Eaton ordinary shareholders - diluted	$1.23	$1.10	12%
Excluding per share impact of acquisition integration and divestiture charges, after-tax (Note 3)	0.03	—
Adjusted earnings per ordinary share	$1.26	$1.10	15%
Net Sales
Net sales increased 1% in the first quarter of 2019 compared to the first quarter of 2018 due to an increase of 4% in organic sales, partially offset by a decrease of 3% from the impact of negative currency translation. The increase in organic sales in the first quarter of 2019 was primarily due to higher sales volumes in all business segments, except for Vehicle.
Gross Profit
Gross profit margin increased from 32.0% in the first quarter of 2018 to 32.6% in the first quarter of 2019. The increase in gross profit margin was primarily due to higher sales volumes, other operating improvements in Electrical Products and favorable product mix in the Aerospace business segment.
Income Taxes
The effective income tax rate for the first quarter of 2019 was expense of 13.5%, a slight decrease compared to expense of 13.8% for the first quarter of 2018.

Net Income
Net income attributable to Eaton ordinary shareholders of $522 in the first quarter of 2019 increased 7% compared to Net income attributable to Eaton ordinary shareholders of $488 in the first quarter of 2018. The increase in the first quarter of 2019 was primarily due to higher sales volumes and favorable product mix.
Net income per ordinary share increased to $1.23 in the first quarter of 2019 compared to $1.10 in the first quarter of 2018. The increase in the Net income per ordinary share in the first quarter of 2019 was due to higher Net income attributable to Eaton ordinary shareholders and the impact of the Company's share repurchases over the past year.
Adjusted Earnings
Adjusted earnings of $533 in the first quarter of 2019 increased 9% compared to Adjusted earnings of $488 in the first quarter of 2018. The increase in Adjusted earnings in the first quarter of 2019 was primarily due to higher Net income attributable to Eaton ordinary shareholders and higher acquisition integration and divestiture charges.
Adjusted earnings per ordinary share increased to $1.26 in the first quarter of 2019 compared to $1.10 in the first quarter of 2018. The increase in Adjusted earnings per ordinary share in the first quarter of 2019 was due to higher Adjusted earnings, higher acquisition integration and divestiture charges and the impact of the Company's share repurchases over the past year.
Business Segment Results of Operations
The following is a discussion of Net sales, operating profit and operating margin by business segment, which includes a discussion of operating profit and operating profit margin before acquisition integration and divestiture charges. For additional information related to acquisition integration and divestiture charges, see Note 3 to the Condensed Consolidated Financial Statements.
Electrical Products

	Three months ended March 31		Increase (decrease)
	2019	2018
Net sales	$1,760	$1,732	2%

Operating profit	$331	$307	8%
Operating margin	18.8%	17.7%

Acquisition integration and divestiture charges	$1	$—

Before acquisition integration and divestiture charges
Operating profit	$332	$307	8%
Operating margin	18.9%	17.7%
Net sales increased 2% in the first quarter of 2019 compared to the first quarter of 2018 due to an increase of 5% in organic sales, partially offset by a decrease of 3% from the impact of negative currency translation. Organic sales grew in the first quarter of 2019 in North America, primarily driven by strong growth in commercial and residential markets.
The operating margin increased from 17.7% in the first quarter of 2018 to 18.8% in the first quarter of 2019 due to higher sales volumes and other operating improvements.
The operating margin before acquisition integration and divestiture charges increased from 17.7% in the first quarter of 2018 to 18.9% in the first quarter of 2019 primarily due to an increase in the operating margin, and higher acquisition and divestiture transaction charges.

Electrical Systems and Services

	Three months ended March 31		Increase (decrease)
	2019	2018
Net sales	$1,464	$1,381	6%

Operating profit	$192	$167	15%
Operating margin	13.1%	12.1%
Net sales increased 6% in the first quarter of 2019 compared to the first quarter of 2018 due to an increase of 8% in organic sales, partially offset by a decrease of 2% from the impact of negative currency translation. The increase in organic sales in the first quarter of 2019 was primarily due to strength in commercial construction markets and data centers.
The operating margin increased from 12.1% in the first quarter of 2018 to 13.1% in the first quarter of 2019 primarily due to higher sales volumes.
Hydraulics

	Three months ended March 31		Increase (decrease)
	2019	2018
Net sales	$686	$710	(3)%

Operating profit	$80	$90	(11)%
Operating margin	11.7%	12.7%
Net sales decreased 3% in the first quarter of 2019 compared to the first quarter of 2018 due to a decrease of 4% from the impact of negative currency translation, partially offset by an increase of 1% in organic sales. The increase in organic sales in the first quarter of 2019 was due to growth in construction equipment markets, partially offset by declines in agricultural and industrial equipment markets.
The operating margin decreased from 12.7% in the first quarter of 2018 to 11.7% in the first quarter of 2019 primarily due to unfavorable product mix.
Aerospace

	Three months ended March 31		Increase (decrease)
	2019	2018
Net sales	$502	$458	10%

Operating profit	$116	$89	30%
Operating margin	23.1%	19.4%
Net sales increased 10% in the first quarter of 2019 compared to the first quarter of 2018 due to an increase of 11% in organic sales, partially offset by a decrease of 1% from the impact of negative currency translation. The increase in organic sales in the first quarter of 2019 was primarily due to higher sales in commercial markets.
The operating margin increased from 19.4% in the first quarter of 2018 to 23.1% in first quarter of 2019 primarily due to higher sales volumes and favorable product mix.

Vehicle

	Three months ended March 31		Increase (decrease)
	2019	2018
Net sales	$810	$893	(9)%

Operating profit	$122	$132	(8)%
Operating margin	15.1%	14.8%
Net sales decreased 9% in the first quarter of 2019 compared to the first quarter of 2018 due to a decrease of 6% in organic sales and a decrease of 3% from the impact of negative currency translation. The decrease in organic sales in the first quarter of 2019 was driven by weakness in global light vehicle markets and revenues transferring over to the Eaton Cummins Automated Transmission Technologies joint venture.
The operating margin increased from 14.8% in the first quarter of 2018 to 15.1% in the first quarter of 2019 primarily due to lower restructuring costs, and other cost control measures, partially offset by lower sales volumes.
eMobility

	Three months ended March 31		Increase (decrease)
	2019	2018
Net sales	$83	$77	8%

Operating profit	$5	$11	(55)%
Operating margin	6.0%	14.3%
Net sales increased 8% in the first quarter of 2019 compared to the first quarter of 2018 due to an increase of 9% in organic sales, partially offset by a decrease of 1% from the impact of negative currency translation. The increase in organic sales in the first quarter of 2019 was due to strength in North America.
The operating margin decreased from 14.3% in the first quarter of 2018 to 6.0% in the first quarter of 2019 primarily due to increased research and development costs.
Corporate Expense

	Three months ended March 31		Increase (decrease)
	2019	2018
Amortization of intangible assets	$93	$98	(5)%
Interest expense - net	66	70	(6)%
Pension and other postretirement benefits expense	—	2	(100)%
Other corporate expense - net	84	61	38%
Total corporate expense	$243	$231	5%
Total corporate expense was $243 in the first quarter of 2019 compared to corporate expense of $231 in the first quarter of 2018. The change in Total corporate expense for the first quarter of 2019 was primarily due to costs related to the planned spin-off of the Lighting business discussed in Note 2.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Financial Condition and Liquidity
Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk. The Company maintains access to the commercial paper markets through a $2,000 commercial paper program, which is supported by credit facilities in the aggregate principal amount of $2,000. There were no borrowings outstanding under these revolving credit facilities at March 31, 2019. Over the course of a year, cash, short-term investments and short-term debt may fluctuate in order to manage global liquidity. Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business as well as scheduled payments of long-term debt.
Eaton was in compliance with each of its debt covenants for all periods presented.
Sources and Uses of Cash
Operating Cash Flow
Net cash provided by operating activities was $551 in the first three months of 2019, an increase of $212 in the source of cash compared to $339 in the first three months of 2018. The increase in net cash provided by operating activities in the first three months of 2019 was driven by lower working capital balances compared to 2018.
Investing Cash Flow
Net cash used in investing activities was $68 in the first three months of 2019, a decrease in the use of cash of $69 compared to $137 in the first three months of 2018. The decrease in the use of cash was primarily driven by $51 of proceeds in 2019 from the settlement of currency exchange contracts not designated as hedges discussed in Note 12.
Financing Cash Flow
Net cash used in financing activities was $471 in the first three months of 2019, an increase of $28 in the use of cash compared to $443 in the first three months of 2018. The increase in the use of cash was primarily due to higher payments on borrowings of $315 in 2019 compared to $33 in 2018 and higher dividends paid of $302 in 2019 compared to $284 in 2018, partially offset by higher proceeds from borrowings of $342 in 2019 compared to $179 in 2018 and lower share repurchases of $180 in 2019 compared to $300 in 2018.

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
There have been no material changes in exposures to market risk since December 31, 2018.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures - Pursuant to SEC Rule 13a-15, an evaluation was performed under the supervision and with the participation of Eaton’s management, including Craig Arnold - Principal Executive Officer; and Richard H. Fearon - Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, management concluded that Eaton’s disclosure controls and procedures were effective as of March 31, 2019.
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
During the first quarter of 2019, there was no change in Eaton’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
Information regarding the Company's current legal proceedings is presented in Note 8 of the Notes to the Condensed Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS.
“Item 1A. Risk Factors” in Eaton's 2018 Form 10-K includes a discussion of the Company's risk factors. There have been no material changes from the risk factors described in the 2018 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c) Issuer's Purchases of Equity Securities
During the first quarter of 2019, 1.9 million ordinary shares were repurchased in the open market at a total cost of $150 million. These shares were repurchased under the program approved by the Board on February 27, 2019 (the 2019 Program). A summary of the shares repurchased in the first quarter of 2019 follows:

Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs[1]	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
January	—	$—	—	$4,702
February	—	$—	—	$4,702
March	1,873,270	$80.09	1,873,270	$4,552
Total	1,873,270	$80.09	1,873,270
1 The 2019 Program was authorized for repurchases up to $5 billion and was announced in this report on Form 10-Q (See Note
10 to Item 1 of this report).

ITEM 6.	EXHIBITS.
Eaton Corporation plc
First Quarter 2019 Report on Form 10-Q

3 (i)	Certificate of Incorporation — Incorporated by reference to the Form S-8 filed November 30, 2012

3 (ii)	Amended and Restated Memorandum and Articles of Incorporation — Incorporated by reference to the Form 8-K filed on May 1, 2017

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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the three months ended March 31, 2019 and 2018, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018, (iii) Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 and (v) Notes to Condensed Consolidated Financial Statements for the three months ended March 31, 2019.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON CORPORATION plc
Registrant

Date:	April 30, 2019	By:	/s/ Richard H. Fearon
Richard H. Fearon
Principal Financial Officer
(On behalf of the registrant and as Principal Financial Officer)