Form 10-Q
period 2019-06-30
Eaton Corp plc
filed 2019-07-30
CIK 1551182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
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

Not applicable
(Former name, former address and former fiscal year if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Ordinary shares ($0.01 par value)	ETN	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer," “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 420.0 million Ordinary Shares outstanding as of June 30, 2019.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended June 30		Six months ended June 30
(In millions except for per share data)	2019	2018	2019	2018
Net sales	$5,533	$5,487	$10,838	$10,738

Cost of products sold	3,697	3,671	7,270	7,244
Selling and administrative expense	907	901	1,824	1,790
Research and development expense	151	145	307	301
Interest expense - net	63	68	129	138
Other (income) expense - net	(23)	8	(33)	6
Income before income taxes	738	694	1,341	1,259
Income tax expense	102	83	183	161
Net income	636	611	1,158	1,098
Less net income for noncontrolling interests	—	(1)	—	—
Net income attributable to Eaton ordinary shareholders	$636	$610	$1,158	$1,098

Net income per share attributable to Eaton ordinary shareholders
Diluted	$1.50	$1.39	$2.73	$2.50
Basic	1.51	1.40	2.74	2.51

Weighted-average number of ordinary shares outstanding
Diluted	423.1	437.3	424.5	439.5
Basic	421.6	435.2	422.8	437.0

Cash dividends declared per ordinary share	$0.71	$0.66	$1.42	$1.32

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended June 30		Six months ended June 30
(In millions)	2019	2018	2019	2018
Net income	$636	$611	$1,158	$1,098
Less net income for noncontrolling interests	—	(1)	—	—
Net income attributable to Eaton ordinary shareholders	636	610	1,158	1,098

Other comprehensive (loss) income, net of tax
Currency translation and related hedging instruments	(36)	(671)	17	(414)
Pensions and other postretirement benefits	32	56	53	82
Cash flow hedges	(26)	(9)	(33)	4
Other comprehensive (loss) income attributable to Eaton ordinary shareholders	(30)	(624)	37	(328)

Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$606	$(14)	$1,195	$770

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED BALANCE SHEETS

(In millions)	June 30, 2019	December 31, 2018
Assets
Current assets
Cash	$412	$283
Short-term investments	385	157
Accounts receivable - net	3,944	3,858
Inventory	2,853	2,785
Prepaid expenses and other current assets	532	507
Total current assets	8,126	7,590

Property, plant and equipment
Land and buildings	2,464	2,466
Machinery and equipment	6,261	6,106
Gross property, plant and equipment	8,725	8,572
Accumulated depreciation	(5,215)	(5,105)
Net property, plant and equipment	3,510	3,467

Other noncurrent assets
Goodwill	13,463	13,328
Other intangible assets	4,766	4,846
Operating lease assets	419	—
Deferred income taxes	303	293
Other assets	1,657	1,568
Total assets	$32,244	$31,092

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$2	$414
Current portion of long-term debt	5	339
Accounts payable	2,268	2,130
Accrued compensation	357	457
Other current liabilities	1,818	1,814
Total current liabilities	4,450	5,154

Noncurrent liabilities
Long-term debt	8,079	6,768
Pension liabilities	1,266	1,304
Other postretirement benefits liabilities	324	321
Operating lease liabilities	311	—
Deferred income taxes	389	349
Other noncurrent liabilities	1,064	1,054
Total noncurrent liabilities	11,433	9,796

Shareholders’ equity
Ordinary shares (420.0 million outstanding in 2019 and 423.6 million in 2018)	4	4
Capital in excess of par value	12,112	12,090
Retained earnings	8,300	8,161
Accumulated other comprehensive loss	(4,108)	(4,145)
Shares held in trust	(2)	(3)
Total Eaton shareholders’ equity	16,306	16,107
Noncontrolling interests	55	35
Total equity	16,361	16,142
Total liabilities and equity	$32,244	$31,092
The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30
(In millions)	2019	2018
Operating activities
Net income	$1,158	$1,098
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	442	457
Deferred income taxes	7	(109)
Pension and other postretirement benefits expense	75	82
Contributions to pension plans	(62)	(72)
Contributions to other postretirement benefits plans	(6)	(12)
Changes in working capital	(333)	(482)
Other - net	150	(124)
Net cash provided by operating activities	1,431	838

Investing activities
Capital expenditures for property, plant and equipment	(298)	(280)
Cash paid for acquisition of a business, net of cash acquired	(243)	—
Sales (purchases) of short-term investments - net	(221)	284
Proceeds for settlement of currency exchange contracts not designated as hedges - net	50	—
Other - net	2	(41)
Net cash used in investing activities	(710)	(37)

Financing activities
Proceeds from borrowings	1,232	500
Payments on borrowings	(757)	(486)
Cash dividends paid	(609)	(578)
Exercise of employee stock options	25	21
Repurchase of shares	(440)	(600)
Employee taxes paid from shares withheld	(44)	(23)
Other - net	(6)	(2)
Net cash used in financing activities	(599)	(1,168)

Effect of currency on cash	7	62
Total increase (decrease) in cash	129	(305)
Cash at the beginning of the period	283	561
Cash at the end of the period	$412	$256

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
Acquired controlling interest of Ulusoy Elektrik Imalat Taahhut ve Ticaret A.S.
On April 15, 2019, Eaton completed the acquisition of an 82.275% controlling interest in Ulusoy Elektrik Imalat Taahhut ve Ticaret A.S. (Ulusoy Elektrik), a leading manufacturer of electrical switchgear based in Ankara, Turkey, with a primary focus on medium-voltage solutions for industrial and utility customers. Its sales for the 12 months ended September 30, 2018 were $126. The purchase price for the shares is approximately $214 on a cash and debt free basis. As required by the Turkish capital markets legislation, Eaton filed an application to execute a mandatory tender offer for the remaining shares shortly after the transaction closed. During the tender offer, Eaton purchased additional shares for $33 through July 2019 to increase its ownership interest to 93.7%. Ulusoy Elektrik is reported within the Electrical Systems and Services business segment.
Acquisition of Innovative Switchgear Solutions, Inc.
On July 19, 2019, Eaton acquired Innovative Switchgear Solutions, Inc. (ISG), a specialty manufacturer of medium-voltage electrical equipment serving the North American utility, commercial and industrial markets. Its 2018 sales were approximately $18. ISG will be reported within the Electrical Systems and Services business segment.
Commitment to acquire Souriau-Sunbank Connection Technologies
On July 22, 2019, Eaton committed to acquire the Souriau-Sunbank Connection Technologies (Souriau-Sunbank) business of TransDigm Group Inc. for $920. Headquartered in Versailles, France, Souriau-Sunbank is a global leader in highly engineered electrical interconnect solutions for harsh environments in the aerospace, defense, industrial, energy, and transport markets. Its sales for the 12 months ended June 30, 2019 were $363. Completion of the acquisition is subject to the required consultation processes with works councils, customary closing conditions, regulatory approvals, and Transdigm’s completion of other required steps. The transaction is expected to close by the end of 2019.
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
Eaton incurs integration charges related to acquired businesses, and transaction and other charges to divest businesses. A summary of these charges follows:

	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
Electrical Products	$1	$—	$2	$—
Electrical Systems and Services	1	—	1	—
Corporate	12	—	23	—
Total acquisition integration and divestiture charges before income tax	14	—	26	—
Income taxes	—	—	1	—
Total after income taxes	$14	$—	$25	$—
Per ordinary share - diluted	$0.03	$—	$0.06	$—

Business segment charges in 2019 are related to the planned spin-off of the Lighting business and the acquisition of Ulusoy Elektrik, and were included in Selling and administrative expense. In Business Segment Information, the charges reduced Operating profit of the related business segment.
Corporate charges in 2019 are primarily related to the planned spin-off of the Lighting business and were included in Selling and administrative expense. In Business Segment Information, the charges were included in Other corporate expense - net.
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

	Three months ended June 30, 2019
Net sales	United States	Rest of World	Total
Electrical Products	$1,115	$734	$1,849
Electrical Systems and Services	1,049	533	1,582
Hydraulics	306	392	698

	Original Equipment Manufacturers	Aftermarket, Distribution and End User
Aerospace	$299	$218	517

	Commercial	Passenger and Light Duty
Vehicle	$425	$378	803

eMobility			84

Total			$5,533

	Three months ended June 30, 2018
Net sales	United States	Rest of World	Total
Electrical Products	$1,033	$773	$1,806
Electrical Systems and Services	983	530	1,513
Hydraulics	309	414	723

	Original Equipment Manufacturers	Aftermarket, Distribution and End User
Aerospace	$266	$197	463

	Commercial	Passenger and Light Duty
Vehicle	$452	$447	899

eMobility			83

Total			$5,487

	Six months ended June 30, 2019
Net sales	United States	Rest of World	Total
Electrical Products	$2,162	$1,447	$3,609
Electrical Systems and Services	2,025	1,021	3,046
Hydraulics	596	788	1,384

	Original Equipment Manufacturers	Aftermarket, Distribution and End User
Aerospace	$586	$433	1,019

	Commercial	Passenger and Light Duty
Vehicle	$856	$757	1,613

eMobility			167

Total			$10,838

	Six months ended June 30, 2018
Net sales	United States	Rest of World	Total
Electrical Products	$1,993	$1,545	$3,538
Electrical Systems and Services	1,877	1,017	2,894
Hydraulics	606	827	1,433

	Original Equipment Manufacturers	Aftermarket, Distribution and End User
Aerospace	$530	$391	921

	Commercial	Passenger and Light Duty
Vehicle	$882	$910	1,792

eMobility			160

Total			$10,738

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (revenue recognized exceeds amount billed to the customer), and deferred revenue (advance payments and billings in excess of revenue recognized). Accounts receivables from customers were $3,585 and $3,402 at June 30, 2019 and December 31, 2018, respectively. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. These assets and liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Unbilled receivables were $93 and $94 at June 30, 2019 and December 31, 2018, respectively, and are recorded in Prepaid expenses and other current assets.

Changes in the deferred revenue liabilities are as follows:

Deferred Revenue
Balance at December 31, 2018	$248
Customer deposits and billings	440
Revenue recognized in the period	(440)
Translation	5
Balance at June 30, 2019	$253

Deferred Revenue
Balance at January 1, 2018	$227
Customer deposits and billings	463
Revenue recognized in the period	(443)
Translation	(3)
Balance at June 30, 2018	$244

A significant portion of open orders placed with Eaton are by original equipment manufacturers or distributors. These open orders are not considered firm as they have been historically subject to releases by customers. In measuring backlog of unsatisfied or partially satisfied obligations, only the amount of orders to which customers are firmly committed are included. Using this criterion, total backlog at June 30, 2019 and December 31, 2018 was approximately $5.5 billion and $5.3 billion, respectively. At both June 30, 2019 and December 31, 2018, Eaton expects to recognize approximately 87% of this backlog in the next twelve months and the rest thereafter.

Note 5.	GOODWILL
Change in the carrying amount of goodwill by segment follows:

	December 31, 2018	Additions	Translation	June 30, 2019
Electrical Products	$6,562	$—	$(12)	$6,550
Electrical Systems and Services	4,241	144	13	4,398
Hydraulics	1,212	—	(10)	1,202
Aerospace	941	—	—	941
Vehicle	292	—	—	292
eMobility	80	—	—	80
Total	$13,328	$144	$(9)	$13,463

The 2019 additions to goodwill relate to the anticipated synergies of acquiring Ulusoy Elektrik. The allocation of the purchase price from this acquisition is preliminary and will be completed during the measurement period.

Note 6.	LEASES
Eaton leases certain manufacturing facilities, warehouses, distribution centers, office space, vehicles and equipment. Most real estate leases contain renewal options. The exercise of lease renewal options is at the Company's sole discretion. The Company's lease agreements typically do not contain any significant guarantees of asset values at the end of a lease or restrictive covenants. Payments within certain lease agreements are adjusted periodically for changes in an index or rate.
The components of lease expense follows:

	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease cost	$36	$78
Finance lease cost:
Amortization of lease assets	1	2
Interest on lease liabilities	1	1
Short-term lease cost	14	27
Variable lease cost	7	11
Sublease income	(1)	(2)
Total lease cost	$58	$117

The net amount recorded on sale leaseback transactions for the three and six months ended June 30, 2019 were losses of $2 and gains of $16, respectively.
Supplemental cash flow information related to leases follows:

Six months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$(76)
Operating cash outflows - interest payments on finance leases	(1)
Financing cash outflows - payments on finance lease obligations	(2)

Lease assets obtained in exchange for new lease obligations:
Operating leases	$42
Finance leases	12

Supplemental balance sheet information related to leases follows:

June 30, 2019
Operating Leases
Operating lease assets	$419

Other current liabilities	121
Operating lease liabilities	311
Total operating lease liabilities	$432

Finance Leases
Land and buildings	$18
Machinery and equipment	12
Accumulated depreciation	(13)
Net property, plant and equipment	$17

Current portion of long-term debt	$5
Long-term debt	13
Total finance lease liabilities	$18

Weighted-average remaining lease term
Operating leases	5.2 years
Finance leases	4.1 years

Weighted-average discount rate
Operating leases	3.6%
Finance leases	6.1%

Maturities of lease liabilities at June 30, 2019 follows:

	Operating Leases	Finance Leases
2019	$74	$3
2020	126	6
2021	94	5
2022	63	3
2023	43	3
Thereafter	87	1
Total lease payments	$487	$21
Less imputed interest	55	3
Total present value of lease liabilities	$432	$18

A summary of minimum rental commitments at December 31, 2018 under noncancelable operating leases, which expire at various dates and in most cases contain renewal options, for each of the next five years and thereafter in the aggregate, follow:

Operating Leases
2019	$165
2020	133
2021	106
2022	75
2023	53
Thereafter	110
Total lease commitments	$642

Note 7.	DEBT
On May 14, 2019, a subsidiary of Eaton issued euro denominated notes (2019 Euro Notes) with a face value of €1,100 ($1,232 based on the May 14, 2019 spot rate), in accordance with Regulation S promulgated under the Securities Act of 1933, as amended. The 2019 Euro Notes are comprised of two tranches of €600 and €500, which mature in 2021 and 2025, respectively, with interest payable annually at a respective rate of 0.02% and 0.70%. The issuer received proceeds totaling €1,097 ($1,229 based on the May 14, 2019 spot rate) from the issuance, net of financing costs and discounts. The 2019 Euro Notes are fully and unconditionally guaranteed on an unsubordinated, unsecured basis by Eaton and certain of its direct and indirect subsidiaries. The 2019 Euro Notes contain customary optional redemption and par call provisions. The 2019 Euro Notes also contain a change of control provision which requires the Company to make an offer to purchase all or any part of the 2019 Euro Notes at a purchase price of 101% of the principal amount plus accrued and unpaid interest. The capitalized deferred financing fees are amortized in Interest expense-net over the respective terms of the 2019 Euro Notes. The 2019 Euro Notes are subject to customary non-financial covenants.

Note 8.    RETIREMENT BENEFITS PLANS
The components of retirement benefits expense follow:

	United States pension benefit expense		Non-United States pension benefit expense		Other postretirement benefits expense
	Three months ended June 30
	2019	2018	2019	2018	2019	2018
Service cost	$23	$25	$15	$16	$1	$—
Interest cost	34	31	14	13	4	4
Expected return on plan assets	(59)	(64)	(27)	(26)	(1)	(1)
Amortization	16	23	9	10	(4)	(3)
	14	15	11	13	—	—
Settlements	13	11	1	—	—	—
Total expense	$27	$26	$12	$13	$—	$—

	United States pension benefit expense		Non-United States pension benefit expense		Other postretirement benefits expense
	Six months ended June 30
	2019	2018	2019	2018	2019	2018
Service cost	$46	$50	$29	$32	$1	$1
Interest cost	68	61	29	27	7	7
Expected return on plan assets	(117)	(127)	(54)	(53)	(1)	(2)
Amortization	31	47	19	20	(7)	(6)
	28	31	23	26	—	—
Settlements	23	25	1	—	—	—
Total expense	$51	$56	$24	$26	$—	$—

The components of retirement benefits expense other than service costs are included in Other (income) expense - net.

Note 9.	LEGAL CONTINGENCIES

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

Note 10.	INCOME TAXES

The effective income tax rate for the second quarter and the first six months of 2019 was expense of 13.9% and 13.7% compared to expense of 12.0% and 12.8% for the second quarter and first six months of 2018. The increase in the effective tax rate in the second quarter and first six months of 2019 was due to greater levels of income in higher tax jurisdictions.

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

Note 11. EQUITY
On February 24, 2016, the Board of Directors adopted a share repurchase program for share repurchases up to $2,500 of ordinary shares (2016 Program). During the three and six months ended June 30, 2018, 4.0 million and 7.7 million ordinary shares, respectively, were repurchased under the 2016 Program in the open market at a total cost of $300 and $600, respectively. On February 27, 2019, the Board of Directors adopted a new share repurchase program for share repurchases up to $5,000 of ordinary shares (2019 Program). Under the 2019 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During the three and six months ended June 30, 2019, 3.2 million and 5.1 million ordinary shares, respectively, were repurchased under the 2019 Program in the open market at a total cost of $260 and $410, respectively.
The changes in Shareholders’ equity follow:

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at December 31, 2018	423.6	$4	$12,090	$8,161	$(4,145)	$(3)	$16,107	$35	$16,142
Net income	—	—	—	522	—	—	522	—	522
Other comprehensive income, net of tax					67		67	—	67
Cash dividends paid and accrued	—	—	—	(309)	—	—	(309)	(1)	(310)
Issuance of shares under equity-based compensation plans	1.4	—	(5)	1	—	—	(4)	—	(4)
Repurchase of shares	(1.9)	—	—	(150)	—	—	(150)	—	(150)
Balance at March 31, 2019	423.1	$4	$12,085	$8,225	$(4,078)	$(3)	$16,233	$34	$16,267
Net income	—	—	—	636	—	—	636	—	636
Other comprehensive loss, net of tax					(30)		(30)		(30)
Cash dividends paid	—	—	—	(300)	—	—	(300)	(1)	(301)
Issuance of shares under equity-based compensation plans	0.1	—	27	(1)	—	1	27	—	27
Acquisition of a business	—	—	—	—	—	—	—	51	51
Acquisition of noncontrolling interest obtained through tender offer	—	—	—	—	—	—	—	(29)	(29)
Repurchase of Shares	(3.2)	—	—	(260)	—	—	(260)	—	(260)
Balance at June 30, 2019	420.0	$4	$12,112	$8,300	$(4,108)	$(2)	$16,306	$55	$16,361

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at December 31, 2017	439.9	$4	$11,987	$8,669	$(3,404)	$(3)	$17,253	$37	$17,290
Cumulative-effect adjustment upon adoption of ASU 2014-09	—	—	—	(2)	—	—	(2)	—	(2)
Cumulative-effect adjustment upon adoption of ASU 2016-16	—	—	—	(199)	—	—	(199)	—	(199)
Net income	—	—	—	488	—	—	488	(1)	487
Other comprehensive income, net of tax					296		296	—	296
Cash dividends paid and accrued	—	—	—	(290)	—	—	(290)	—	(290)
Issuance of shares under equity-based compensation plans	1.1	—	18	(1)	—	—	17	—	17
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	2	2
Repurchase of shares	(3.7)	—	—	(300)	—	—	(300)	—	(300)
Balance at March 31, 2018	437.3	$4	$12,005	$8,365	$(3,108)	$(3)	$17,263	$38	$17,301
Net income	—	—	—	610	—	—	610	1	611
Other comprehensive loss, net of tax	—				(624)		(624)		(624)
Cash dividends paid	—	—	—	(288)	—	—	(288)	(1)	(289)
Issuance of shares under equity-based compensation plans	—	—	28	—	—	1	29	—	29
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(3)	(3)
Repurchase of Shares	(4.0)	—	—	(300)	—	—	(300)	—	(300)
Balance at June 30, 2018	433.3	$4	$12,033	$8,387	$(3,732)	$(2)	$16,690	$35	$16,725
The changes in Accumulated other comprehensive loss follow:

	Currency translation and related hedging instruments	Pensions and other postretirement benefits	Cash flow hedges	Total
Balance at December 31, 2018	$(2,864)	$(1,278)	$(3)	$(4,145)
Other comprehensive (loss) income before reclassifications	17	—	(30)	(13)
Amounts reclassified from Accumulated other comprehensive loss	—	53	(3)	50
Net current-period Other comprehensive (loss) income	17	53	(33)	37
Balance at June 30, 2019	$(2,847)	$(1,225)	$(36)	$(4,108)

The reclassifications out of Accumulated other comprehensive loss follow:

	Six months ended June 30, 2019		Consolidated statements of income classification
Amortization of defined benefit pensions and other postretirement benefits items
Actuarial loss and prior service cost	$(67)	[1]
Tax benefit	14
Total, net of tax	(53)

Gains and (losses) on cash flow hedges
Currency exchange contracts	4		Cost of products sold
Tax expense	(1)
Total, net of tax	3

Total reclassifications for the period	$(50)

1 These components of Accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 8 for additional information about pension and other postretirement benefits items.

Net Income Per Share Attributable to Eaton Ordinary Shareholders
A summary of the calculation of net income per share attributable to Eaton ordinary shareholders follows:

	Three months ended June 30		Six months ended June 30
(Shares in millions)	2019	2018	2019	2018
Net income attributable to Eaton ordinary shareholders	$636	$610	$1,158	$1,098

Weighted-average number of ordinary shares outstanding - diluted	423.1	437.3	424.5	439.5
Less dilutive effect of equity-based compensation	1.5	2.1	1.7	2.5
Weighted-average number of ordinary shares outstanding - basic	421.6	435.2	422.8	437.0

Net income per share attributable to Eaton ordinary shareholders
Diluted	$1.50	$1.39	$2.73	$2.50
Basic	1.51	1.40	2.74	2.51

For the second quarter and first six months of 2019, 0.8 million and 1.2 million stock options, respectively, were excluded from the calculation of diluted net income per share attributable to Eaton ordinary shareholders because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive. For the second quarter and first six months of 2018, 0.6 million and 0.3 million stock options, respectively, were excluded from the calculation of diluted net income per share attributable to Eaton ordinary shareholders because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive.

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
A summary of financial instruments recognized at fair value, and the fair value measurements used, follows:

	Total	Level 1	Level 2	Level 3
June 30, 2019
Cash	$412	$412	$—	$—
Short-term investments	385	385	—	—
Net derivative contracts	33	—	33	—

December 31, 2018
Cash	$283	$283	$—	$—
Short-term investments	157	157	—	—
Net derivative contracts	14	—	14	—

Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities. No financial instruments were measured using unobservable inputs.
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $8,084 and fair value of $8,513 at June 30, 2019 compared to $7,107 and $7,061, respectively, at December 31, 2018. The fair value of Eaton's debt instruments were estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities, and are considered a Level 2 fair value measurement.

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
Eaton uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against foreign currency exposure (net investment hedges). Foreign currency denominated debt designated as a non-derivative net investment hedging instrument had a carrying value on a pre-tax basis of $1,867 at June 30, 2019 and $623 at December 31, 2018.

Derivative Financial Statement Impacts
The fair value of derivative financial instruments recognized in the Consolidated Balance Sheets follows:

	Notional amount	Other current assets	Other noncurrent assets	Other current liabilities	Other noncurrent liabilities	Type of hedge	Term
June 30, 2019
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$2,225	$—	$59	$—	$1	Fair value	18 months to 16 years
Forward starting floating-to-fixed interest rate swaps	300	—	—	—	30	Cash flow	34 years
Currency exchange contracts	1,132	9	—	9	12	Cash flow	1 to 36 months
Commodity contracts	12	—	—	—	—	Cash flow	1 to 7 months
Total		$9	$59	$9	$43

Derivatives not designated as hedges
Currency exchange contracts	$4,718	$35		$18			1 to 12 months
Commodity contracts	4	—		—			1 month
Total		$35		$18

December 31, 2018
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$2,550	$—	$22	$1	$26	Fair value	3 months to 16 years
Forward starting floating-to-fixed interest rate swaps	100	—	—	—	3	Cash flow	34 years
Currency exchange contracts	951	19	2	11	8	Cash flow	1 to 36 months
Total		$19	$24	$12	$37

Derivatives not designated as hedges
Currency exchange contracts	$3,886	$40		$20			1 to 12 months
Total		$40		$20

The currency exchange contracts shown in the table above as derivatives not designated as hedges are primarily contracts entered into to manage currency volatility or exposure on intercompany receivables, payables and loans. While Eaton does not elect hedge accounting treatment for these derivatives, Eaton targets managing 100% of the intercompany balance sheet exposure to minimize the effect of currency volatility related to the movement of goods and services in the normal course of its operations. This activity represents the great majority of these currency exchange contracts. For the six months ended June 30, 2019, $50 of cash inflow resulting from the settlement of these derivatives has been classified in investing activities on the Condensed Consolidated Statement of Cash Flows. The net cash flow from the settlement of these derivatives has been presented in operating activities in prior periods and have not been restated as such amounts are not material.

As of June 30, 2019, the volume of outstanding commodity contracts that were entered into to hedge forecasted transactions:

	June 30, 2019
Commodity	(millions of pounds)	Term
Copper	5	1 to 7 months

The following amounts were recorded on the consolidated balance sheet related to fixed-to-floating interest rate swaps:

	Carrying amount of the hedged assets (liabilities)	Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged asset (liabilities) (a)
Location on Consolidated Balance Sheet	June 30, 2019	June 30, 2019
Long-term debt	$(2,838)	$(100)
(a) At June 30, 2019, these amounts include the cumulative liability amount of fair value hedging adjustments remaining for which the hedge accounting has been discontinued of $42.
The impact of hedging activities to the Consolidated Statement of Income are as follow:

	Three months ended June 30, 2019
	Net Sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statement of Income	$5,533	$3,697	$63

Gain (loss) on derivatives designated as cash flow hedges
Currency exchange contracts
Hedged item	$2	$(4)	$—
Derivative designated as hedging instrument	(2)	4	—

Commodity contracts
Hedged item	$—	$—	$—
Derivative designated as hedging instrument	—	—	—

Gain (loss) on derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps
Hedged item	$—	$—	$(40)
Derivative designated as hedging instrument	—	—	40

	Six months ended June 30, 2019
	Net Sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statement of Income	$10,838	$7,270	$129

Gain (loss) on derivatives designated as cash flow hedges
Currency exchange contracts
Hedged item	$5	$(9)	$—
Derivative designated as hedging instrument	(5)	9	—

Commodity contracts
Hedged item	$—	$—	$—
Derivative designated as hedging instrument	—	—	—

Gain (loss) on derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps
Hedged item	$—	$—	$(63)
Derivative designated as hedging instrument	—	—	63
The impact of derivatives not designated as hedges to the Consolidated Statement of Income are as follow:

	Gain (loss) recognized in Consolidated Statement of Income	Consolidated Statement of Income classification
	Three months ended June 30
	2019
Gain (loss) on derivatives not designated as hedges
Currency exchange contracts	$8	Other income - net
Commodity Contracts	(1)	Cost of products sold
Total	$7

	Gain (loss) recognized in Consolidated Statement of Income	Consolidated Statement of Income classification
	Six months ended June 30
	2019
Gain (loss) on derivatives not designated as hedges
Currency exchange contracts	$48	Other income - net
Commodity Contracts	—	Cost of products sold
Total	$48

The impact of derivative and non-derivative instruments designated as hedges to the Consolidated Statement of Income and Comprehensive Income follow:

	Gain (loss) recognized in other comprehensive (loss) income		Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	Three months ended June 30			Three months ended June 30
	2019	2018		2019	2018
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	$(18)	$—	Interest expense - net	$—	$—
Currency exchange contracts	(10)	(15)	Cost of products sold	2	(4)
Commodity contracts	(2)	—	Cost of products sold	—	—
Non-derivative designated as net investment hedges
Foreign currency denominated debt	—	41	Other income - net	—	—
Total	$(30)	$26		$2	$(4)

	Gain (loss) recognized in other comprehensive (loss) income		Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	Six months ended June 30			Six months ended June 30
	2019	2018		2019	2018
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	$(27)	$—	Interest expense - net	$—	$—
Currency exchange contracts	(10)	(2)	Cost of products sold	4	(8)
Commodity contracts	—	—	Cost of products sold	—	—
Non-derivative designated as net investment hedges
Foreign currency denominated debt	12	17	Other income - net	—	—
Total	$(25)	$15		$4	$(8)

At June 30, 2019 and June 30, 2018, $0 and a loss of $5, respectively, of estimated unrealized net gains or losses associated with our cash flow hedges were expected to be reclassified to income from Accumulated other comprehensive loss within the next twelve months. These reclassifications relate to our designated foreign currency and commodity hedges that will mature in the next 12 months.

Note 14.    INVENTORY
Inventory is carried at lower of cost or net realizable value. The components of inventory follow:

	June 30, 2019	December 31, 2018
Raw materials	$1,089	$1,077
Work-in-process	565	500
Finished goods	1,199	1,208
Total inventory	$2,853	$2,785

Note 15.	BUSINESS SEGMENT INFORMATION
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

	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
Net sales
Electrical Products	$1,849	$1,806	$3,609	$3,538
Electrical Systems and Services	1,582	1,513	3,046	2,894
Hydraulics	698	723	1,384	1,433
Aerospace	517	463	1,019	921
Vehicle	803	899	1,613	1,792
eMobility	84	83	167	160
Total net sales	$5,533	$5,487	$10,838	$10,738

Segment operating profit
Electrical Products	$361	$334	$692	$641
Electrical Systems and Services	275	227	467	394
Hydraulics	80	101	160	191
Aerospace	127	90	243	179
Vehicle	136	166	258	298
eMobility	7	14	12	25
Total segment operating profit	986	932	1,832	1,728

Corporate
Amortization of intangible assets	(94)	(96)	(187)	(194)
Interest expense - net	(63)	(68)	(129)	(138)
Pension and other postretirement benefits expense	(2)	1	(2)	(1)
Other corporate expense - net	(89)	(75)	(173)	(136)
Income before income taxes	738	694	1,341	1,259
Income tax expense	102	83	183	161
Net income	636	611	1,158	1,098
Less net income for noncontrolling interests	—	(1)	—	—
Net income attributable to Eaton ordinary shareholders	$636	$610	$1,158	$1,098

Note 16.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
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
During 2019 and 2018, the Company undertook certain steps to restructure ownership of various subsidiaries. The transactions were entirely among wholly-owned subsidiaries under the common control of Eaton. These restructurings have been reflected as of the beginning of the earliest period presented below.

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2019
	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$1,824	$1,902	$3,134	$(1,327)	$5,533

Cost of products sold	—	1,421	1,377	2,230	(1,331)	3,697
Selling and administrative expense	2	360	205	340	—	907
Research and development expense	—	35	37	79	—	151
Interest expense (income) - net	—	66	5	(7)	(1)	63
Other expense (income) - net	(1)	6	(14)	(14)	—	(23)
Equity in loss (earnings) of subsidiaries, net of tax	(647)	(176)	(731)	(660)	2,214	—
Intercompany expense (income) - net	10	38	426	(474)	—	—
Income (loss) before income taxes	636	74	597	1,640	(2,209)	738
Income tax expense (benefit)	—	6	(23)	118	1	102
Net income (loss)	636	68	620	1,522	(2,210)	636
Less net loss (income) for noncontrolling interests	—	—	—	—	—	—
Net income (loss) attributable to Eaton ordinary shareholders	$636	$68	$620	$1,522	$(2,210)	$636

Other comprehensive income (loss)	$(30)	$10	$(19)	$2	$7	$(30)
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$606	$78	$601	$1,524	$(2,203)	$606

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2018
	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$1,809	$1,790	$3,242	$(1,354)	$5,487

Cost of products sold	—	1,427	1,289	2,312	(1,357)	3,671
Selling and administrative expense	2	396	200	303	—	901
Research and development expense	—	37	35	73	—	145
Interest expense (income) - net	—	67	4	(6)	3	68
Other expense (income) - net	(37)	9	36	—	—	8
Equity in loss (earnings) of subsidiaries, net of tax	(587)	(189)	(899)	(642)	2,317	—
Intercompany expense (income) - net	12	24	557	(593)	—	—
Income (loss) before income taxes	610	38	568	1,795	(2,317)	694
Income tax expense (benefit)	—	(7)	(14)	104	—	83
Net income (loss)	610	45	582	1,691	(2,317)	611
Less net loss (income) for noncontrolling interests	—	—	—	(1)	—	(1)
Net income (loss) attributable to Eaton ordinary shareholders	$610	$45	$582	$1,690	$(2,317)	$610

Other comprehensive income (loss)	$(624)	$(25)	$(584)	$(1,381)	$1,990	$(624)
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$(14)	$20	$(2)	$309	$(327)	$(14)

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2019
	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$3,582	$3,722	$6,172	$(2,638)	$10,838

Cost of products sold	—	2,811	2,666	4,425	(2,632)	7,270
Selling and administrative expense	6	721	410	687	—	1,824
Research and development expense	—	76	75	156	—	307
Interest expense (income) - net	—	135	9	(13)	(2)	129
Other expense (income) - net	(13)	(2)	(22)	4	—	(33)
Equity in loss (earnings) of subsidiaries, net of tax	(1,174)	(482)	(1,562)	(1,395)	4,613	—
Intercompany expense (income) - net	23	2	873	(898)	—	—
Income (loss) before income taxes	1,158	321	1,273	3,206	(4,617)	1,341
Income tax expense (benefit)	—	15	(35)	204	(1)	183
Net income (loss)	1,158	306	1,308	3,002	(4,616)	1,158
Less net loss (income) for noncontrolling interests	—	—	—	—	—	—
Net income (loss) attributable to Eaton ordinary shareholders	$1,158	$306	$1,308	$3,002	$(4,616)	$1,158

Other comprehensive income (loss)	$37	$4	$53	$93	$(150)	$37
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$1,195	$310	$1,361	$3,095	$(4,766)	$1,195

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2018
	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$3,498	$3,490	$6,433	$(2,683)	$10,738

Cost of products sold	—	2,779	2,525	4,622	(2,682)	7,244
Selling and administrative expense	5	737	378	670	—	1,790
Research and development expense	—	76	76	149	—	301
Interest expense (income) - net	—	135	8	(7)	2	138
Other expense (income) - net	(19)	14	27	(16)	—	6
Equity in loss (earnings) of subsidiaries, net of tax	(1,101)	(437)	(1,696)	(1,283)	4,517	—
Intercompany expense (income) - net	17	2	1,044	(1,063)	—	—
Income (loss) before income taxes	1,098	192	1,128	3,361	(4,520)	1,259
Income tax expense (benefit)	—	(13)	(28)	203	(1)	161
Net income (loss)	1,098	205	1,156	3,158	(4,519)	1,098
Less net loss (income) for noncontrolling interests	—	—	—	—	—	—
Net income (loss) attributable to Eaton ordinary shareholders	$1,098	$205	$1,156	$3,158	$(4,519)	$1,098

Other comprehensive income (loss)	$(328)	$(15)	$(300)	$(772)	$1,087	$(328)
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$770	$190	$856	$2,386	$(3,432)	$770

CONDENSED CONSOLIDATING BALANCE SHEETS JUNE 30, 2019

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Assets
Current assets
Cash	$1	$70	$9	$332	$—	$412
Short-term investments	—	100	—	285	—	385
Accounts receivable - net	—	608	1,170	2,166	—	3,944
Intercompany accounts receivable	2	739	2,102	2,416	(5,259)	—
Inventory	—	537	854	1,544	(82)	2,853
Prepaid expenses and other current assets	—	96	29	391	16	532
Total current assets	3	2,150	4,164	7,134	(5,325)	8,126

Property, plant and equipment - net	—	851	670	1,989	—	3,510

Other noncurrent assets
Goodwill	—	1,330	6,705	5,428	—	13,463
Other intangible assets	—	124	2,980	1,662	—	4,766
Operating lease assets	—	148	59	212	—	419
Deferred income taxes	—	297	—	292	(286)	303
Investment in subsidiaries	17,693	26,501	72,600	26,986	(143,780)	—
Intercompany loans receivable	9	5,703	6,962	59,617	(72,291)	—
Other assets	—	777	156	724	—	1,657
Total assets	$17,705	$37,881	$94,296	$104,044	$(221,682)	$32,244

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$—	$—	$—	$2	$—	$2
Current portion of long-term debt	—	3	—	2	—	5
Accounts payable	—	484	472	1,312	—	2,268
Intercompany accounts payable	8	1,245	2,852	1,154	(5,259)	—
Accrued compensation	—	76	45	236	—	357
Other current liabilities	1	539	265	1,014	(1)	1,818
Total current liabilities	9	2,347	3,634	3,720	(5,260)	4,450

Noncurrent liabilities
Long-term debt	—	5,886	2,187	6	—	8,079
Pension liabilities	—	379	128	759	—	1,266
Other postretirement benefits liabilities	—	167	83	74	—	324
Operating lease liabilities	—	108	45	158	—	311
Deferred income taxes	—	—	474	201	(286)	389
Intercompany loans payable	1,390	5,347	64,429	1,125	(72,291)	—
Other noncurrent liabilities	—	400	295	369	—	1,064
Total noncurrent liabilities	1,390	12,287	67,641	2,692	(72,577)	11,433

Shareholders’ equity
Eaton shareholders' equity	16,306	23,247	23,021	97,577	(143,845)	16,306
Noncontrolling interests	—	—	—	55	—	55
Total equity	16,306	23,247	23,021	97,632	(143,845)	16,361
Total liabilities and equity	$17,705	$37,881	$94,296	$104,044	$(221,682)	$32,244

CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2018

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Assets
Current assets
Cash	$1	$21	$—	$261	$—	$283
Short-term investments	—	—	—	157	—	157
Accounts receivable - net	—	483	1,400	1,975	—	3,858
Intercompany accounts receivable	—	1,575	1,851	2,968	(6,394)	—
Inventory	—	540	766	1,555	(76)	2,785
Prepaid expenses and other current assets	—	107	32	354	14	507
Total current assets	1	2,726	4,049	7,270	(6,456)	7,590

Property, plant and equipment - net	—	843	678	1,946	—	3,467

Other noncurrent assets
Goodwill	—	1,330	6,705	5,293	—	13,328
Other intangible assets	—	128	3,054	1,664	—	4,846
Deferred income taxes	—	340	—	288	(335)	293
Investment in subsidiaries	16,476	25,956	71,334	25,557	(139,323)	—
Intercompany loans receivable	1,508	5,912	8,406	59,078	(74,904)	—
Other assets	—	746	117	705	—	1,568
Total assets	$17,985	$37,981	$94,343	$101,801	$(221,018)	$31,092

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$—	$388	$—	$26	$—	$414
Current portion of long-term debt	—	338	—	1	—	339
Accounts payable	—	476	416	1,238	—	2,130
Intercompany accounts payable	32	1,127	3,206	2,029	(6,394)	—
Accrued compensation	—	135	71	251	—	457
Other current liabilities	30	525	259	1,002	(2)	1,814
Total current liabilities	62	2,989	3,952	4,547	(6,396)	5,154

Noncurrent liabilities
Long-term debt	—	5,814	945	7	2	6,768
Pension liabilities	—	383	130	791	—	1,304
Other postretirement benefits liabilities	—	166	83	72	—	321
Deferred income taxes	—	1	508	175	(335)	349
Intercompany loans payable	1,816	5,182	66,507	1,399	(74,904)	—
Other noncurrent liabilities	—	389	291	374	—	1,054
Total noncurrent liabilities	1,816	11,935	68,464	2,818	(75,237)	9,796

Shareholders’ equity
Eaton shareholders' equity	16,107	23,057	21,927	94,401	(139,385)	16,107
Noncontrolling interests	—	—	—	35	—	35
Total equity	16,107	23,057	21,927	94,436	(139,385)	16,142
Total liabilities and equity	$17,985	$37,981	$94,343	$101,801	$(221,018)	$31,092

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2019

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash provided by (used in) operating activities	$(49)	$685	$366	$429	$—	$1,431

Investing activities
Capital expenditures for property, plant and equipment	—	(50)	(56)	(192)	—	(298)
Cash paid for acquisition of a business, net of cash acquired	—	—	—	(243)	—	(243)
Sales (purchases) of short-term investments - net	—	(100)	—	(121)	—	(221)
Loans to affiliates	—	(292)	(280)	(3,260)	3,832	—
Repayments of loans from affiliates	—	556	—	1,982	(2,538)	—
Proceeds (payments) for settlement of currency exchange contracts not designated as hedges - net	—	(1)	—	51	—	50
Other - net	—	(15)	26	(9)	—	2
Net cash provided by (used in) investing activities	—	98	(310)	(1,792)	1,294	(710)

Financing activities
Proceeds from borrowings	—	—	1,232	—	—	1,232
Payments on borrowings	—	(728)	—	(29)	—	(757)
Proceeds from borrowings from affiliates	1,089	1,790	381	572	(3,832)	—
Payments on borrowings from affiliates	(16)	(1,607)	(458)	(457)	2,538	—
Other intercompany financing activities	—	(154)	(1,191)	1,345	—	—
Cash dividends paid	(609)	—	—	—	—	(609)
Exercise of employee stock options	25	—	—	—	—	25
Repurchase of shares	(440)	—	—	—	—	(440)
Employee taxes paid from shares withheld	—	(35)	(7)	(2)	—	(44)
Other - net	—	—	(4)	(2)	—	(6)
Net cash provided by (used in) financing activities	49	(734)	(47)	1,427	(1,294)	(599)

Effect of currency on cash	—	—	—	7	—	7
Total increase (decrease) in cash	—	49	9	71	—	129
Cash at the beginning of the period	1	21	—	261	—	283
Cash at the end of the period	$1	$70	$9	$332	$—	$412

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2018

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash provided by (used in) operating activities	$—	$(109)	$103	$928	$(84)	$838

Investing activities
Capital expenditures for property, plant and equipment	—	(49)	(50)	(181)	—	(280)
Sales (purchases) of short-term investments - net	—	—	—	284	—	284
Investments in affiliates	—	(36)	—	—	36	—
Loans to affiliates	—	(100)	(84)	(3,564)	3,748	—
Repayments of loans from affiliates	—	507	886	3,110	(4,503)	—
Other - net	—	(23)	—	(18)	—	(41)
Net cash provided by (used in) investing activities	—	299	752	(369)	(719)	(37)

Financing activities
Proceeds from borrowings	—	481	—	19	—	500
Payments on borrowings	—	(450)	(36)	—	—	(486)
Proceeds from borrowings from affiliates	2,383	1,216	50	99	(3,748)	—
Payments on borrowings from affiliates	(1,226)	(1,993)	(524)	(760)	4,503	—
Capital contributions from affiliates	—	—	—	36	(36)	—
Other intercompany financing activities	—	395	(348)	(47)	—	—
Cash dividends paid	(578)	—	—	—	—	(578)
Cash dividends paid to affiliates	—	—	—	(84)	84	—
Exercise of employee stock options	21	—	—	—	—	21
Repurchase of shares	(600)	—	—	—	—	(600)
Employee taxes paid from shares withheld	—	(16)	(5)	(2)	—	(23)
Other - net	—	(1)	—	(1)	—	(2)
Net cash provided by (used in) financing activities	—	(368)	(863)	(740)	803	(1,168)

Effect of currency on cash	—	—	—	62	—	62
Total increase (decrease) in cash	—	(178)	(8)	(119)	—	(305)
Cash at the beginning of the period	—	183	18	360	—	561
Cash at the end of the period	$—	$5	$10	$241	$—	$256

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Amounts are in millions of dollars or shares unless indicated otherwise (per share data assume dilution).

COMPANY OVERVIEW
Eaton Corporation plc (Eaton or the Company) is a power management company with 2018 net sales of $21.6 billion. The Company provides energy-efficient solutions that help its customers effectively manage electrical, hydraulic, and mechanical power more reliably, safely, and sustainably. Eaton has approximately 100,000 employees in over 59 countries and sells products to customers in more than 175 countries.
Summary of Results of Operations
A summary of Eaton’s Net sales, Net income attributable to Eaton ordinary shareholders, and Net income per share attributable to Eaton ordinary shareholders - diluted follows:

	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
Net sales	$5,533	$5,487	$10,838	$10,738
Net income attributable to Eaton ordinary shareholders	636	610	1,158	1,098
Net income per share attributable to Eaton ordinary shareholders - diluted	$1.50	$1.39	$2.73	$2.50
On April 15, 2019, Eaton completed the acquisition of an 82.275% controlling interest in Ulusoy Elektrik Imalat Taahhut ve Ticaret A.S. (Ulusoy Elektrik), a leading manufacturer of electrical switchgear based in Ankara, Turkey, with a primary focus on medium-voltage solutions for industrial and utility customers. Its sales for the 12 months ended September 30, 2018 were $126. The purchase price for the shares is approximately $214 on a cash and debt free basis. As required by the Turkish capital markets legislation, Eaton filed an application to execute a mandatory tender offer for the remaining shares shortly after the transaction closed. During the tender offer, Eaton purchased additional shares for $33 through July 2019 to increase its ownership interest to 93.7%. Ulusoy Elektrik is reported within the Electrical Systems and Services business segment.
On July 19, 2019, Eaton acquired Innovative Switchgear Solutions, Inc. (ISG), a specialty manufacturer of medium-voltage electrical equipment serving the North American utility, commercial and industrial markets. Its 2018 sales were approximately $18. ISG will be reported within the Electrical Systems and Services business segment.
On July 22, 2019, Eaton committed to acquire the Souriau-Sunbank Connection Technologies (Souriau-Sunbank) business of TransDigm Group Inc. for $920. Headquartered in Versailles, France, Souriau-Sunbank is a global leader in highly engineered electrical interconnect solutions for harsh environments in the aerospace, defense, industrial, energy, and transport markets. Its sales for the 12 months ended June 30, 2019 were $363. Completion of the acquisition is subject to the required consultation processes with works councils, customary closing conditions, regulatory approvals, and Transdigm’s completion of other required steps. The transaction is expected to close by the end of 2019.
On March 1, 2019, Eaton announced it plans to pursue a tax-free spin-off of its Lighting business. The spin-off will create an independent, publicly traded company and is expected to be completed by the end of 2019.
On March 1, 2019, Eaton announced it plans to sell its Automotive Fluid Conveyance business.

RESULTS OF OPERATIONS
Non-GAAP Financial Measures
The following discussion of Consolidated Financial Results and Business Segment Results of Operations includes certain non-GAAP financial measures. These financial measures include adjusted earnings, adjusted earnings per ordinary share, and operating profit before acquisition integration and divestiture charges for each business segment as well as corporate, each of which differs from the most directly comparable measure calculated in accordance with generally accepted accounting principles (GAAP). A reconciliation of adjusted earnings and adjusted earnings per ordinary share to the most directly comparable GAAP measure is included in the table below. Operating profit before acquisition integration and divestiture charges is reconciled in the discussion of the operating results of each business segment, and excludes acquisition integration and divestiture expense related primarily to the planned spin-off of the Lighting business and the acquisition of Ulusoy Elektrik discussed in Note 2. Management believes that these financial measures are useful to investors because they exclude certain transactions, allowing investors to more easily compare Eaton’s financial performance period to period. Management uses this information in monitoring and evaluating the on-going performance of Eaton and each business segment. For additional information on acquisition integration and divestiture charges, see Note 3 to the Condensed Consolidated Financial Statements.

Consolidated Financial Results

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
	2019	2018		2019	2018
Net sales	$5,533	$5,487	1%	$10,838	$10,738	1%
Gross profit	1,836	1,816	1%	3,568	3,494	2%
Percent of net sales	33.2%	33.1%		32.9%	32.5%
Income before income taxes	738	694	6%	1,341	1,259	7%
Net income	636	611	4%	1,158	1,098	5%
Less net income for noncontrolling interests	—	(1)		—	—
Net income attributable to Eaton ordinary shareholders	636	610	4%	1,158	1,098	5%
Excluding acquisition integration and divestiture charges, after-tax (Note 3)	14	—		25	—
Adjusted earnings	$650	$610	7%	$1,183	$1,098	8%

Net income per share attributable to Eaton ordinary shareholders - diluted	$1.50	$1.39	8%	$2.73	$2.50	9%
Excluding per share impact of acquisition integration and divestiture charges, after-tax (Note 3)	0.03	—		0.06	—
Adjusted earnings per ordinary share	$1.53	$1.39	10%	$2.79	$2.50	12%
Net Sales
Net sales increased 1% in the second quarter of 2019 compared to the second quarter of 2018 due to an increase of 2.5% in organic sales, partially offset by a decrease of 1.5% from the impact of negative currency translation. Net sales increased 1% in the first six months of 2019 compared to the first six months of 2018 due to an increase of 3% in organic sales, partially offset by a decrease of 2% from the impact of negative currency translation. The increase in organic sales in the second quarter of 2019 and first six months of 2019 was primarily due to higher sales volumes in the Electrical Products, Electrical Systems and Services, and Aerospace business segments, partially offset by lower sales volumes in the Vehicle segment.
Gross Profit
Gross profit margin increased from 33.1% in the second quarter of 2018 to 33.2% in the second quarter of 2019, and from 32.5% in the first six months of 2018 to 32.9% in the first six months of 2019. The increase in gross profit margin was primarily due to higher sales volumes, other operating improvements in Electrical Products and Electrical Systems and Services business segments, and favorable product mix in the Aerospace business segment, partially offset by lower sales volumes in the Vehicle segment and unfavorable product mix in the Hydraulics business segment.

Income Taxes
The effective income tax rate for the second quarter and first six months of 2019 was expense of 13.9% and 13.7% compared to expense of 12.0% and 12.8% for the second quarter and first six months of 2018. The increase in the effective tax rate in the second quarter and first six months of 2019 was due to greater levels of income in higher tax jurisdictions.
Net Income
Net income attributable to Eaton ordinary shareholders of $636 in the second quarter of 2019 increased 4% compared to Net income attributable to Eaton ordinary shareholders of $610 in the second quarter of 2018. Net income attributable to Eaton ordinary shareholders of $1,158 in the first six months of 2019 increased 5% compared to Net income attributable to Eaton ordinary shareholders of $1,098 in the first six months of 2018. The increase in the second quarter and first six months of 2019 was primarily due to higher sales volumes and other operating improvements, partially offset by a higher effective income tax rate.
Net income per ordinary share increased to $1.50 in the second quarter of 2019 compared to $1.39 in the second quarter of 2018. Net income per ordinary share increased to $2.73 in the first six months of 2019 compared to $2.50 in the first six months of 2018. The increase in the Net income per ordinary share in the second quarter and first six months of 2019 was due to higher Net income attributable to Eaton ordinary shareholders and the impact of the Company's share repurchases over the past year.
Adjusted Earnings
Adjusted earnings of $650 in the second quarter of 2019 increased 7% compared to Adjusted earnings of $610 in the second quarter of 2018. Adjusted earnings of $1,183 in the first six months of 2019 increased 8% compared to Adjusted earnings of $1,098 in the first six months of 2018. The increase in Adjusted earnings in the second quarter and first six months of 2019 was primarily due to higher Net income attributable to Eaton ordinary shareholders excluding higher acquisition integration and divestiture charges.
Adjusted earnings per ordinary share increased to $1.53 in the second quarter of 2019 compared to $1.39 in the second quarter of 2018. Adjusted earnings per ordinary share increased to $2.79 first six months of 2019 compared to $2.50 in the first six months of 2018. The increase in Adjusted earnings per ordinary share in the second quarter and first six months of 2019 was due to higher Adjusted earnings and the impact of the Company's share repurchases over the past year.
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
Electrical Products

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
	2019	2018		2019	2018
Net sales	$1,849	$1,806	2%	$3,609	$3,538	2%

Operating profit	$361	$334	8%	$692	$641	8%
Operating margin	19.5%	18.5%		19.2%	18.1%

Acquisition integration and divestiture charges	$1	$—		$2	$—

Before acquisition integration and divestiture charges
Operating profit	$362	$334	8%	$694	$641	8%
Operating margin	19.6%	18.5%		19.2%	18.1%

Net sales increased 2% in the second quarter of 2019 compared to the second quarter of 2018 due to an increase of 4% in organic sales, partially offset by a decrease of 2% from the impact of negative currency translation. Net sales increased 2% in the first six months of 2019 compared to the first six months of 2018 due to an increase of 4% in organic sales, partially offset by a decrease of 2% from the impact of negative currency translation. Organic sales grew in the second quarter and first of six months of 2019 in North America, primarily driven by growth in commercial and residential markets.
The operating margin increased from 18.5% in the second quarter of 2018 to 19.5% in the second quarter of 2019 and from 18.1% in the first six months of 2018 to 19.2% in the first six months of 2019 primarily due to higher sales volumes and other operating improvements.
The operating margin before acquisition integration and divestiture charges increased from 18.5% in the second quarter of 2018 to 19.6% in the second quarter of 2019 and from 18.1% in the first six months of 2018 to 19.2% in the first six months of 2019 primarily due to an increase in the operating margin.
Electrical Systems and Services

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
	2019	2018		2019	2018
Net sales	$1,582	$1,513	5%	$3,046	$2,894	5%

Operating profit	$275	$227	21%	$467	$394	19%
Operating margin	17.4%	15.0%		15.3%	13.6%

Acquisition integration and divestiture charges	$1	$—		$1	$—

Before acquisition integration and divestiture charges
Operating profit	$276	$227	22%	$468	$394	19%
Operating margin	17.4%	15.0%		15.4%	13.6%
Net sales increased 5% in the second quarter of 2019 compared to the second quarter of 2018 due to an increase of 5% in organic sales and an increase of 1% from the acquisition of a business, partially offset by a decrease of 1% from the impact of negative currency translation. Net sales increased 5% in the first six months of 2019 compared to the first six months of 2018 due to an increase of 7% in organic sales, partially offset by a decrease of 2% from the impact of negative currency translation. The increase in organic sales in the second quarter and first six months of 2019 was primarily due to strength in industrial projects and commercial construction markets.
The operating margin increased from 15.0% in the second quarter of 2018 to 17.4% in the second quarter of 2019 and from 13.6% in the first six months of 2018 to 15.3% in the first six months of 2019 primarily due to higher sales volumes and other operating improvements.
The operating margin before acquisition integration and divestiture charges increased from 15.0% in the second quarter of 2018 to 17.4% in the second quarter of 2019 and from 13.6% in the first six months of 2018 to 15.4% in the first six months of 2019 primarily due to an increase in the operating margin.

Hydraulics

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
	2019	2018		2019	2018
Net sales	$698	$723	(3)%	$1,384	$1,433	(3)%

Operating profit	$80	$101	(21)%	$160	$191	(16)%
Operating margin	11.5%	14.0%		11.6%	13.3%
Net sales decreased 3% in both the second quarter of 2019 compared to the second quarter of 2018 and the first six months of 2019 compared to the first six months of 2018 due to a decrease of 3% from the impact of negative currency translation.
The operating margin decreased from 14.0% in the second quarter of 2018 to 11.5% in the second quarter of 2019 and from 13.3% in the first six months of 2018 to 11.6% in the first six months of 2019 primarily due to unfavorable product mix and operating inefficiencies.
Aerospace

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
	2019	2018		2019	2018
Net sales	$517	$463	12%	$1,019	$921	11%

Operating profit	$127	$90	41%	$243	$179	36%
Operating margin	24.6%	19.4%		23.8%	19.4%
Net sales increased 12% in the second quarter of 2019 compared to the second quarter of 2018 due to an increase of 13% in organic sales, partially offset by a decrease of 1% from the impact of negative currency translation. Net sales increased 11% in the first six months of 2019 compared to the first six months of 2018 due to an increase of 12% in organic sales, partially offset by a decrease of 1% from the impact of negative currency translation. The increase in organic sales in the second quarter and first six months of 2019 was primarily due to higher sales in commercial markets.
The operating margin increased from 19.4% in the second quarter of 2018 to 24.6% in second quarter of 2019 and from 19.4% in the first six months of 2018 to 23.8% in the first six months of 2019 primarily due to higher sales volumes and favorable product mix.
Vehicle

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
	2019	2018		2019	2018
Net sales	$803	$899	(11)%	$1,613	$1,792	(10)%

Operating profit	$136	$166	(18)%	$258	$298	(13)%
Operating margin	16.9%	18.5%		16.0%	16.6%
Net sales decreased 11% in the second quarter of 2019 compared to the second quarter of 2018 due to a decrease of 9% in organic sales and a decrease of 2% from the impact of negative currency translation. Net sales decreased 10% in the first six months of 2019 compared to the first six months of 2018 due to a decrease of 7% in organic sales and a decrease of 3% from the impact of negative currency translation. The decrease in organic sales in the second quarter and first six months of 2019 was driven by weakness in global light vehicle markets and revenues transferring over to the Eaton Cummins Automated Transmission Technologies joint venture.
The operating margin decreased from 18.5% in the second quarter of 2018 to 16.9% in the second quarter of 2019 primarily due to lower sales volumes. The operating margin decreased from 16.6% in the first six months of 2018 to 16.0% in the first six months of 2019 primarily due to lower sales volumes, partially offset by lower restructuring costs.

eMobility

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
	2019	2018		2019	2018
Net sales	$84	$83	1%	$167	$160	4%

Operating profit	$7	$14	(50)%	$12	$25	(52)%
Operating margin	8.3%	16.9%		7.2%	15.6%
Net sales increased 1% in the second quarter of 2019 compared to the second quarter of 2018 due to an increase of 2% in organic sales, partially offset by a decrease of 1% from the impact of negative currency translation. The increase in organic sales in the second quarter was due to growth in Europe. Net sales increased 4% in the first six months of 2019 compared to the first six months of 2018 due to an increase of 5% in organic sales, partially offset by a decrease of 1% from the impact of negative currency translation. The increase in organic sales in the first six months of 2019 was due to growth in North America and Europe.
The operating margin decreased from 16.9% in the second quarter of 2018 to 8.3% in the second quarter of 2019 and from 15.6% in the first six months of 2018 to 7.2% in the first six months of 2019 primarily due to increased research and development costs.
Corporate Expense

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
	2019	2018		2019	2018
Amortization of intangible assets	$94	$96	(2)%	$187	$194	(4)%
Interest expense - net	63	68	(7)%	129	138	(7)%
Pension and other postretirement benefits expense	2	(1)	(300)%	2	1	100%
Other corporate expense - net	89	75	19%	173	136	27%
Total corporate expense	$248	$238	4%	$491	$469	5%
Total corporate expense was $248 in the second quarter of 2019 compared to corporate expense of $238 in the second quarter of 2018. Total corporate expense was $491 in the first six months of 2019 compared to corporate expense of $469 in the first six months of 2018. The change in Total corporate expense for the second quarter and first six months of 2019 was primarily due to costs related to the planned spin-off of the Lighting business discussed in Note 2.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Financial Condition and Liquidity
Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk. The Company maintains access to the commercial paper markets through a $2,000 commercial paper program, which is supported by credit facilities in the aggregate principal amount of $2,000. There were no borrowings outstanding under these revolving credit facilities at June 30, 2019. Over the course of a year, cash, short-term investments and short-term debt may fluctuate in order to manage global liquidity. Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business as well as scheduled payments of long-term debt.
On May 14, 2019, a subsidiary of Eaton issued euro denominated notes (2019 Euro Notes) with a face value of €1,100 ($1,232 based on the May 14, 2019 spot rate), in accordance with Regulation S promulgated under the Securities Act of 1933, as amended. The 2019 Euro Notes are comprised of two tranches of €600 and €500, which mature in 2021 and 2025, respectively, with interest payable annually at a respective rate of 0.02% and 0.70%. The issuer received proceeds totaling €1,097 ($1,229 based on the May 14, 2019 spot rate) from the issuance, net of financing costs and discounts.
Eaton was in compliance with each of its debt covenants for all periods presented.

Sources and Uses of Cash
Operating Cash Flow
Net cash provided by operating activities was $1,431 in the first six months of 2019, an increase of $593 in the source of cash compared to $838 in the first six months of 2018. The increase in net cash provided by operating activities in the first six months of 2019 was driven by higher net income and lower working capital balances compared to 2018. Other-net includes the impact of foreign currency gains and losses related to the remeasurement of intercompany balance sheet exposures, which have no impact on Operating cash flow.
Investing Cash Flow
Net cash used in investing activities was $710 in the first six months of 2019, an increase in the use of cash of $673 compared to $37 in the first six months of 2018. The increase in the use of cash was primarily driven by net purchases of short-term investments of $221 in 2019 compared to net sales of $284 in 2018, and cash paid for a business acquisition discussed in Note 2, partially offset by $50 of proceeds in 2019 from the settlement of currency exchange contracts not designated as hedges discussed in Note 12.
Financing Cash Flow
Net cash used in financing activities was $599 in the first six months of 2019, a decrease of $569 in the use of cash compared to $1,168 in the first six months of 2018. The decrease in the use of cash was primarily due to higher proceeds from borrowings of $1,232 in 2019 compared to $500 in 2018, and lower share repurchases of $440 in 2019 compared to $600 in 2018. These sources of cash were partially offset by higher payments on borrowings of $757 in 2019 compared to $486 in 2018 and higher dividends paid of $609 in 2019 compared to $578 in 2018.

FORWARD-LOOKING STATEMENTS
This Form 10-Q Report contains forward-looking statements concerning the intended spin-off of our Lighting business and legal contingencies, among other matters. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to Eaton, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside Eaton’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for the Company’s business segments; unanticipated downturns in business relationships with customers or their purchases from us; the potential effects on our businesses from natural disasters; the availability of credit to customers and suppliers; competitive pressures on sales and pricing; unanticipated changes in the cost of material and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; strikes or other labor unrest; the impact of acquisitions and divestitures; unanticipated difficulties integrating acquisitions; new laws and governmental regulations; interest rate changes; tax rate changes or exposure to additional income tax liability; stock market and currency fluctuations; war, civil or political unrest or terrorism; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in exposures to market risk since December 31, 2018.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures - Pursuant to SEC Rule 13a-15, an evaluation was performed under the supervision and with the participation of Eaton’s management, including Craig Arnold - Principal Executive Officer; and Richard H. Fearon - Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, management concluded that Eaton’s disclosure controls and procedures were effective as of June 30, 2019.

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
During the second quarter of 2019, there was no change in Eaton’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
Information regarding the Company's current legal proceedings is presented in Note 9 of the Notes to the Condensed Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS.
“Item 1A. Risk Factors” in Eaton's 2018 Form 10-K includes a discussion of the Company's risk factors. There have been no material changes from the risk factors described in the 2018 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c) Issuer's Purchases of Equity Securities
During the second quarter of 2019, 3.2 million ordinary shares were repurchased in the open market at a total cost of $260 million. These shares were repurchased under the program approved by the Board on February 27, 2019 (the 2019 Program). A summary of the shares repurchased in the second quarter of 2019 follows:

Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
April	420,534	$82.92	420,534	$4,552
May	2,808,448	$80.16	2,808,448	$4,517
June	—	$—	—	$4,292
Total	3,228,982	$80.52	3,228,982

ITEM 6.	EXHIBITS.
Eaton Corporation plc
Second Quarter 2019 Report on Form 10-Q

3 (i)	Certificate of Incorporation — Incorporated by reference to the Form S-8 filed November 30, 2012

3 (ii)	Amended and Restated Memorandum and Articles of Incorporation — Incorporated by reference to the Form 8-K filed on May 1, 2017

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

31.1	Certification of Principal Executive Officer (Pursuant to Rule 13a-14(a)) — Filed in conjunction with this Form 10-Q Report *

31.2	Certification of Principal Financial Officer (Pursuant to Rule 13a-14(a)) — Filed in conjunction with this Form 10-Q Report *

32.1	Certification of Principal Executive Officer (Pursuant to Rule 13a-14(b) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act) — Filed in conjunction with this Form 10-Q Report *

32.2	Certification of Principal Financial Officer (Pursuant to Rule 13a-14(b) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act) — Filed in conjunction with this Form 10-Q Report *

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Label Definition Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
_______________________________

*	Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON CORPORATION plc
Registrant

Date:	July 30, 2019	By:	/s/ Richard H. Fearon
Richard H. Fearon
Principal Financial Officer
(On behalf of the registrant and as Principal Financial Officer)