Form 10-Q
period 2019-09-30
Eaton Corp plc
filed 2019-10-29
CIK 1551182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 413.4 million Ordinary Shares outstanding as of September 30, 2019.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended September 30		Nine months ended September 30
(In millions except for per share data)	2019	2018	2019	2018
Net sales	$5,314	$5,412	$16,152	$16,150

Cost of products sold	3,512	3,597	10,782	10,841
Selling and administrative expense	885	889	2,709	2,679
Research and development expense	147	138	454	439
Interest expense - net	54	67	183	205
Arbitration decision expense	—	275	—	275
Other (income) expense - net	(2)	7	(35)	13
Income before income taxes	718	439	2,059	1,698
Income tax expense	116	23	299	184
Net income	602	416	1,760	1,514
Less net income for noncontrolling interests	(1)	—	(1)	—
Net income attributable to Eaton ordinary shareholders	$601	$416	$1,759	$1,514

Net income per share attributable to Eaton ordinary shareholders
Diluted	$1.44	$0.95	$4.16	$3.45
Basic	1.44	0.96	4.18	3.47

Weighted-average number of ordinary shares outstanding
Diluted	418.4	436.3	422.5	438.4
Basic	416.6	433.5	420.7	435.8

Cash dividends declared per ordinary share	$0.71	$0.66	$2.13	$1.98

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended September 30		Nine months ended September 30
(In millions)	2019	2018	2019	2018
Net income	$602	$416	$1,760	$1,514
Less net income for noncontrolling interests	(1)	—	(1)	—
Net income attributable to Eaton ordinary shareholders	601	416	1,759	1,514

Other comprehensive (loss) income, net of tax
Currency translation and related hedging instruments	(252)	(132)	(235)	(546)
Pensions and other postretirement benefits	35	40	88	122
Cash flow hedges	(42)	(6)	(75)	(2)
Other comprehensive loss attributable to Eaton ordinary shareholders	(259)	(98)	(222)	(426)

Total comprehensive income attributable to Eaton ordinary shareholders	$342	$318	$1,537	$1,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED BALANCE SHEETS

(In millions)	September 30, 2019	December 31, 2018
Assets
Current assets
Cash	$549	$283
Short-term investments	281	157
Accounts receivable - net	3,787	3,858
Inventory	2,901	2,785
Prepaid expenses and other current assets	494	507
Total current assets	8,012	7,590

Property, plant and equipment
Land and buildings	2,436	2,466
Machinery and equipment	6,257	6,106
Gross property, plant and equipment	8,693	8,572
Accumulated depreciation	(5,210)	(5,105)
Net property, plant and equipment	3,483	3,467

Other noncurrent assets
Goodwill	13,337	13,328
Other intangible assets	4,657	4,846
Operating lease assets	444	—
Deferred income taxes	294	293
Other assets	1,668	1,568
Total assets	$31,895	$31,092

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$2	$414
Current portion of long-term debt	6	339
Accounts payable	2,290	2,130
Accrued compensation	421	457
Other current liabilities	1,942	1,814
Total current liabilities	4,661	5,154

Noncurrent liabilities
Long-term debt	8,013	6,768
Pension liabilities	1,239	1,304
Other postretirement benefits liabilities	322	321
Operating lease liabilities	333	—
Deferred income taxes	309	349
Other noncurrent liabilities	1,118	1,054
Total noncurrent liabilities	11,334	9,796

Shareholders’ equity
Ordinary shares (413.4 million outstanding in 2019 and 423.6 million in 2018)	4	4
Capital in excess of par value	12,151	12,090
Retained earnings	8,062	8,161
Accumulated other comprehensive loss	(4,367)	(4,145)
Shares held in trust	(2)	(3)
Total Eaton shareholders’ equity	15,848	16,107
Noncontrolling interests	52	35
Total equity	15,900	16,142
Total liabilities and equity	$31,895	$31,092
The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30
(In millions)	2019	2018
Operating activities
Net income	$1,760	$1,514
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	668	680
Deferred income taxes	(71)	(211)
Pension and other postretirement benefits expense	115	123
Contributions to pension plans	(89)	(99)
Contributions to other postretirement benefits plans	(11)	(26)
Changes in working capital	6	62
Other - net	136	(205)
Net cash provided by operating activities	2,514	1,838

Investing activities
Capital expenditures for property, plant and equipment	(441)	(411)
Cash paid for acquisitions of businesses, net of cash acquired	(277)	—
Sales (purchases) of short-term investments - net	(132)	329
Proceeds (payments) for settlement of currency exchange contracts not designated as hedges - net	26	(122)
Other - net	(8)	(52)
Net cash used in investing activities	(832)	(256)

Financing activities
Proceeds from borrowings	1,232	80
Payments on borrowings	(757)	(486)
Cash dividends paid	(907)	(864)
Exercise of employee stock options	40	28
Repurchase of shares	(978)	(600)
Employee taxes paid from shares withheld	(45)	(24)
Other - net	(8)	(2)
Net cash used in financing activities	(1,423)	(1,868)

Effect of currency on cash	7	52
Total increase (decrease) in cash	266	(234)
Cash at the beginning of the period	283	561
Cash at the end of the period	$549	$327

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

Note 2.	ACQUISITIONS AND DIVESTITURES OF BUSINESSES
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
Agreement to acquire Souriau-Sunbank Connection Technologies
On July 22, 2019, Eaton committed to acquire the Souriau-Sunbank Connection Technologies (Souriau-Sunbank) business of TransDigm Group Inc. for $920. Headquartered in Versailles, France, Souriau-Sunbank is a global leader in highly engineered electrical interconnect solutions for harsh environments in the aerospace, defense, industrial, energy, and transport markets. Its sales for the 12 months ended June 30, 2019 were $363. The purchase agreement was signed on October 28, 2019. The transaction is subject to customary closing conditions and is expected to close by the end of 2019.
Sale of Lighting business
On March 1, 2019, Eaton announced it plans to pursue a tax-free spin-off of its Lighting business. On October 15, 2019, Eaton entered into an agreement to sell its Lighting business to Signify N.V. for a cash purchase price of $1.4 billion. The decision to sell the Lighting business comes after completing a comprehensive review of various potential transaction alternatives. The Lighting business, which had sales of $1.7 billion in 2018 as part of the Electrical Products segment, serves customers in commercial, industrial, residential and municipal markets. Eaton expects the Lighting business to be classified as held for sale during the fourth quarter of 2019. The transaction is subject to customary closing conditions and regulatory approvals and is expected to close in the first quarter of 2020.
Plan to divest Automotive Fluid Conveyance business
On March 1, 2019, Eaton announced it plans to sell its Automotive Fluid Conveyance business.

Note 3.	ACQUISITION INTEGRATION AND DIVESTITURE CHARGES
Eaton incurs integration charges related to acquired businesses, and transaction and other charges to divest and exit businesses. A summary of these charges follows:

	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018
Electrical Products	$4	$—	$6	$—
Electrical Systems and Services	3	—	4	—
Corporate	32	—	55	—
Total acquisition integration and divestiture charges before income tax	39	—	65	—
Income taxes	4	—	5	—
Total after income taxes	$35	$—	$60	$—
Per ordinary share - diluted	$0.08	$—	$0.14	$—

Business segment charges in 2019 related to the planned divestiture of the Lighting business and the acquisitions of Ulusoy Elektrik and ISG, and were included in Cost of products sold, Selling and administrative expense or Research and development expense. In Business Segment Information, the charges reduced Operating profit of the related business segment.

Corporate charges in 2019 are primarily related to the planned divestiture of the Lighting business and other charges to exit businesses, and were included in Selling and administrative expense and Other (income) expense-net. In Business Segment Information, the charges were included in Other corporate expense - net.
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

	Three months ended September 30, 2019
Net sales	United States	Rest of World	Total
Electrical Products	$1,073	$713	$1,786
Electrical Systems and Services	1,034	538	1,572
Hydraulics	267	336	603

	Original Equipment Manufacturers	Aftermarket, Distribution and End User
Aerospace	$298	$215	513

	Commercial	Passenger and Light Duty
Vehicle	$371	$390	761

eMobility			79

Total			$5,314

	Three months ended September 30, 2018
Net sales	United States	Rest of World	Total
Electrical Products	$1,055	$734	$1,789
Electrical Systems and Services	1,000	519	1,519
Hydraulics	301	369	670

	Original Equipment Manufacturers	Aftermarket, Distribution and End User
Aerospace	$269	$209	478

	Commercial	Passenger and Light Duty
Vehicle	$451	$425	876

eMobility			80

Total			$5,412

	Nine months ended September 30, 2019
Net sales	United States	Rest of World	Total
Electrical Products	$3,235	$2,160	$5,395
Electrical Systems and Services	3,059	1,559	4,618
Hydraulics	863	1,124	1,987

	Original Equipment Manufacturers	Aftermarket, Distribution and End User
Aerospace	$884	$648	1,532

	Commercial	Passenger and Light Duty
Vehicle	$1,227	$1,147	2,374

eMobility			246

Total			$16,152

	Nine months ended September 30, 2018
Net sales	United States	Rest of World	Total
Electrical Products	$3,048	$2,279	$5,327
Electrical Systems and Services	2,877	1,536	4,413
Hydraulics	907	1,196	2,103

	Original Equipment Manufacturers	Aftermarket, Distribution and End User
Aerospace	$799	$600	1,399

	Commercial	Passenger and Light Duty
Vehicle	$1,333	$1,335	2,668

eMobility			240

Total			$16,150

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (revenue recognized exceeds amount billed to the customer), and deferred revenue (advance payments and billings in excess of revenue recognized). Accounts receivables from customers were $3,384 and $3,402 at September 30, 2019 and December 31, 2018, respectively. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. These assets and liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Unbilled receivables were $104 and $94 at September 30, 2019 and December 31, 2018, respectively, and are recorded in Prepaid expenses and other current assets. The increase in unbilled receivables was primarily due to revenue recognized and not yet billed, partially offset by billings to customers during the quarter.

Changes in the deferred revenue liabilities are as follows:

Deferred Revenue
Balance at December 31, 2018	$248
Customer deposits and billings	680
Revenue recognized in the period	(683)
Translation	1
Balance at September 30, 2019	$246

Deferred Revenue
Balance at January 1, 2018	$227
Customer deposits and billings	696
Revenue recognized in the period	(676)
Translation	(6)
Balance at September 30, 2018	$241

A significant portion of open orders placed with Eaton are by original equipment manufacturers or distributors. These open orders are not considered firm as they have been historically subject to releases by customers. In measuring backlog of unsatisfied or partially satisfied obligations, only the amount of orders to which customers are firmly committed are included. Using this criterion, total backlog at September 30, 2019 and December 31, 2018 was approximately $5.4 billion and $5.3 billion, respectively. At September 30, 2019 and December 31, 2018, Eaton expects to recognize approximately 86% and 87%, respectively, of this backlog in the next twelve months and the rest thereafter.

Note 5.	GOODWILL
Change in the carrying amount of goodwill by segment follows:

	December 31, 2018	Additions	Translation	September 30, 2019
Electrical Products	$6,562	$—	$(97)	$6,465
Electrical Systems and Services	4,241	164	(29)	4,376
Hydraulics	1,212	—	(23)	1,189
Aerospace	941	—	(3)	938
Vehicle	292	—	(3)	289
eMobility	80	—	—	80
Total	$13,328	$164	$(155)	$13,337

The 2019 additions to goodwill relate to the anticipated synergies of acquiring Ulusoy Elektrik and ISG. The allocations of the purchase price from these acquisitions are preliminary and will be completed during the measurement period.

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
The components of lease expense follows:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating lease cost	$41	$119
Finance lease cost:
Amortization of lease assets	1	3
Interest on lease liabilities	—	1
Short-term lease cost	13	40
Variable lease cost	6	17
Sublease income	(1)	(3)
Total lease cost	$60	$177

The net gain recorded on sale leaseback transactions for the nine months ended September 30, 2019 was $16.
Supplemental cash flow information related to leases follows:

Nine months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$(118)
Operating cash outflows - interest payments on finance leases	(1)
Financing cash outflows - payments on finance lease obligations	(3)

Lease assets obtained in exchange for new lease obligations:
Operating leases	$95
Finance leases	17

Supplemental balance sheet information related to leases follows:

September 30, 2019
Operating Leases
Operating lease assets	$444

Other current liabilities	124
Operating lease liabilities	333
Total operating lease liabilities	$457

Finance Leases
Land and buildings	$16
Machinery and equipment	17
Accumulated depreciation	(14)
Net property, plant and equipment	$19

Current portion of long-term debt	$6
Long-term debt	14
Total finance lease liabilities	$20

Weighted-average remaining lease term
Operating leases	5.1 years
Finance leases	3.6 years

Weighted-average discount rate
Operating leases	3.6%
Finance leases	5.9%

Maturities of lease liabilities at September 30, 2019 follows:

	Operating Leases	Finance Leases
2019	$40	$2
2020	137	7
2021	106	6
2022	75	4
2023	50	3
Thereafter	105	1
Total lease payments	$513	$23
Less imputed interest	56	3
Total present value of lease liabilities	$457	$20

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

Note 8.    RETIREMENT BENEFITS PLANS
The components of retirement benefits expense follow:

	United States pension benefit expense		Non-United States pension benefit expense		Other postretirement benefits expense
	Three months ended September 30
	2019	2018	2019	2018	2019	2018
Service cost	$22	$25	$14	$16	$—	$1
Interest cost	35	30	13	13	3	3
Expected return on plan assets	(59)	(63)	(25)	(27)	—	—
Amortization	15	24	10	9	(3)	(4)
	13	16	12	11	—	—
Settlements, curtailments and special termination benefits	13	13	2	1	—	—
Total expense	$26	$29	$14	$12	$—	$—

	United States pension benefit expense		Non-United States pension benefit expense		Other postretirement benefits expense
	Nine months ended September 30
	2019	2018	2019	2018	2019	2018
Service cost	$68	$75	$43	$48	$1	$2
Interest cost	103	91	42	40	10	10
Expected return on plan assets	(176)	(190)	(79)	(80)	(1)	(2)
Amortization	46	71	29	29	(10)	(10)
	41	47	35	37	—	—
Settlements, curtailments and special termination benefits	36	38	3	1	—	—
Total expense	$77	$85	$38	$38	$—	$—

The components of retirement benefits expense other than service costs are included in Other (income) expense - net.

Note 9.	LEGAL CONTINGENCIES

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

The effective income tax rate for the third quarter and the first nine months of 2019 was expense of 16.0% and 14.5% compared to expense of 5.2% and 10.8% for the third quarter and first nine months of 2018. The increase in the effective tax rate in the third quarter and first nine months of 2019 was primarily due to the inclusion of $69 of tax benefit on the arbitration decision expense recorded during the third quarter of 2018 (discussed in Note 9), as well as greater levels of income in higher tax jurisdictions.

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

Note 11. EQUITY
On February 24, 2016, the Board of Directors adopted a share repurchase program for share repurchases up to $2,500 of ordinary shares (2016 Program). During the nine months ended September 30, 2018, 7.7 million ordinary shares were repurchased under the 2016 Program in the open market at a total cost of $600. No ordinary shares were repurchased during the three months ended September 30, 2018. On February 27, 2019, the Board of Directors adopted a new share repurchase program for share repurchases up to $5,000 of ordinary shares (2019 Program). Under the 2019 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During the three and nine months ended September 30, 2019, 6.8 million and 11.9 million ordinary shares, respectively, were repurchased under the 2019 Program in the open market at a total cost of $539 and $949, respectively.
The changes in Shareholders’ equity follow:

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at December 31, 2018	423.6	$4	$12,090	$8,161	$(4,145)	$(3)	$16,107	$35	$16,142
Net income	—	—	—	522	—	—	522	—	522
Other comprehensive income, net of tax					67		67	—	67
Cash dividends paid and accrued	—	—	—	(309)	—	—	(309)	(1)	(310)
Issuance of shares under equity-based compensation plans	1.4	—	(5)	1	—	—	(4)	—	(4)
Repurchase of shares	(1.9)	—	—	(150)	—	—	(150)	—	(150)
Balance at March 31, 2019	423.1	$4	$12,085	$8,225	$(4,078)	$(3)	$16,233	$34	$16,267
Net income	—	—	—	636	—	—	636	—	636
Other comprehensive loss, net of tax					(30)		(30)		(30)
Cash dividends paid	—	—	—	(300)	—	—	(300)	(1)	(301)
Issuance of shares under equity-based compensation plans	0.1	—	27	(1)	—	1	27	—	27
Acquisition of a business	—	—	—	—	—	—	—	51	51
Acquisition of noncontrolling interest obtained through tender offer	—	—	—	—	—	—	—	(29)	(29)
Repurchase of Shares	(3.2)	—	—	(260)	—	—	(260)	—	(260)
Balance at June 30, 2019	420.0	$4	$12,112	$8,300	$(4,108)	$(2)	$16,306	$55	$16,361
Net income	—	—	—	601	—	—	601	1	602
Other comprehensive loss, net of tax					(259)		(259)		(259)
Cash dividends paid	—	—	—	(298)	—	—	(298)	—	(298)
Issuance of shares under equity-based compensation plans	0.2	—	39	(2)	—	—	37	—	37
Acquisition of noncontrolling interest obtained through tender offer	—	—	—	—	—	—	—	(4)	(4)
Repurchase of Shares	(6.8)	—	—	(539)	—	—	(539)	—	(539)
Balance at September 30, 2019	413.4	$4	$12,151	$8,062	$(4,367)	$(2)	$15,848	$52	$15,900

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at December 31, 2017	439.9	$4	$11,987	$8,669	$(3,404)	$(3)	$17,253	$37	$17,290
Cumulative-effect adjustment upon adoption of ASU 2014-09	—	—	—	(2)	—	—	(2)	—	(2)
Cumulative-effect adjustment upon adoption of ASU 2016-16	—	—	—	(199)	—	—	(199)	—	(199)
Net income	—	—	—	488	—	—	488	(1)	487
Other comprehensive income, net of tax					296		296	—	296
Cash dividends paid and accrued	—	—	—	(290)	—	—	(290)	—	(290)
Issuance of shares under equity-based compensation plans	1.1	—	18	(1)	—	—	17	—	17
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	2	2
Repurchase of shares	(3.7)	—	—	(300)	—	—	(300)	—	(300)
Balance at March 31, 2018	437.3	$4	$12,005	$8,365	$(3,108)	$(3)	$17,263	$38	$17,301
Net income	—	—	—	610	—	—	610	1	611
Other comprehensive loss, net of tax	—				(624)		(624)		(624)
Cash dividends paid	—	—	—	(288)	—	—	(288)	(1)	(289)
Issuance of shares under equity-based compensation plans	—	—	28	—	—	1	29	—	29
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(3)	(3)
Repurchase of Shares	(4.0)	—	—	(300)	—	—	(300)	—	(300)
Balance at June 30, 2018	433.3	$4	$12,033	$8,387	$(3,732)	$(2)	$16,690	$35	$16,725
Net income	—	—	—	416	—	—	416	—	416
Other comprehensive loss, net of tax					(98)	—	(98)	—	(98)
Cash dividends paid	—	—	—	(286)	—	—	(286)	—	(286)
Issuance of shares under equity-based compensation plans	0.1	—	33	—	—	(1)	32	—	32
Balance at September 30, 2018	433.4	$4	$12,066	$8,517	$(3,830)	$(3)	$16,754	$35	$16,789
The changes in Accumulated other comprehensive loss follow:

	Currency translation and related hedging instruments	Pensions and other postretirement benefits	Cash flow hedges	Total
Balance at December 31, 2018	$(2,864)	$(1,278)	$(3)	$(4,145)
Other comprehensive (loss) income before reclassifications	(235)	7	(72)	(300)
Amounts reclassified from Accumulated other comprehensive loss	—	81	(3)	78
Net current-period Other comprehensive (loss) income	(235)	88	(75)	(222)
Balance at September 30, 2019	$(3,099)	$(1,190)	$(78)	$(4,367)

The reclassifications out of Accumulated other comprehensive loss follow:

	Nine months ended September 30, 2019		Consolidated statements of income classification
Amortization of defined benefit pensions and other postretirement benefits items
Actuarial loss and prior service cost	$(104)	[1]
Tax benefit	23
Total, net of tax	(81)

Gains and (losses) on cash flow hedges
Currency exchange contracts	4		Net sales and Cost of products sold
Tax expense	(1)
Total, net of tax	3

Total reclassifications for the period	$(78)

1 These components of Accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 8 for additional information about pension and other postretirement benefits items.

Net Income Per Share Attributable to Eaton Ordinary Shareholders
A summary of the calculation of net income per share attributable to Eaton ordinary shareholders follows:

	Three months ended September 30		Nine months ended September 30
(Shares in millions)	2019	2018	2019	2018
Net income attributable to Eaton ordinary shareholders	$601	$416	$1,759	$1,514

Weighted-average number of ordinary shares outstanding - diluted	418.4	436.3	422.5	438.4
Less dilutive effect of equity-based compensation	1.8	2.8	1.8	2.6
Weighted-average number of ordinary shares outstanding - basic	416.6	433.5	420.7	435.8

Net income per share attributable to Eaton ordinary shareholders
Diluted	$1.44	$0.95	$4.16	$3.45
Basic	1.44	0.96	4.18	3.47

For the third quarter and first nine months of 2019, 0.8 million and 1.1 million stock options, respectively, were excluded from the calculation of diluted net income per share attributable to Eaton ordinary shareholders because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive. For the third quarter and first nine months of 2018, 0.5 million and 0.4 million stock options, respectively, were excluded from the calculation of diluted net income per share attributable to Eaton ordinary shareholders because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive.

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
A summary of financial instruments recognized at fair value, and the fair value measurements used, follows:

	Total	Level 1	Level 2	Level 3
September 30, 2019
Cash	$549	$549	$—	$—
Short-term investments	281	281	—	—
Net derivative contracts	(52)	—	(52)	—

December 31, 2018
Cash	$283	$283	$—	$—
Short-term investments	157	157	—	—
Net derivative contracts	14	—	14	—

Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities. No financial instruments were measured using unobservable inputs.
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $8,019 and fair value of $8,600 at September 30, 2019 compared to $7,107 and $7,061, respectively, at December 31, 2018. The fair value of Eaton's debt instruments were estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities, and are considered a Level 2 fair value measurement.

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
Eaton uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against foreign currency exposure (net investment hedges). Foreign currency denominated debt designated as a non-derivative net investment hedging instrument had a carrying value on a pre-tax basis of $1,788 at September 30, 2019 and $623 at December 31, 2018.

Derivative Financial Statement Impacts
The fair value of derivative financial instruments recognized in the Consolidated Balance Sheets follows:

	Notional amount	Other current assets	Other noncurrent assets	Other current liabilities	Other noncurrent liabilities	Type of hedge	Term
September 30, 2019
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$2,225	$—	$71	$—	$—	Fair value	15 months to 16 years
Forward starting floating-to-fixed interest rate swaps	500	—	1	—	77	Cash flow	14 to 34 years
Currency exchange contracts	1,104	11	—	17	14	Cash flow	1 to 36 months
Commodity contracts	11	—	—	—	—	Cash flow	1 to 7 months
Total		$11	$72	$17	$91

Derivatives not designated as hedges
Currency exchange contracts	$4,364	$14		$41			1 to 12 months
Total		$14		$41

December 31, 2018
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$2,550	$—	$22	$1	$26	Fair value	3 months to 16 years
Forward starting floating-to-fixed interest rate swaps	100	—	—	—	3	Cash flow	34 years
Currency exchange contracts	951	19	2	11	8	Cash flow	1 to 36 months
Total		$19	$24	$12	$37

Derivatives not designated as hedges
Currency exchange contracts	$3,886	$40		$20			1 to 12 months
Total		$40		$20

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

As of September 30, 2019, the volume of outstanding commodity contracts that were entered into to hedge forecasted transactions:

	September 30, 2019
Commodity	(millions of pounds)	Term
Copper	4	1 to 7 months

The following amounts were recorded on the Consolidated Balance Sheets related to fixed-to-floating interest rate swaps:

	Carrying amount of the hedged assets (liabilities)	Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged asset (liabilities) (a)
Location on Consolidated Balance Sheets	September 30, 2019	September 30, 2019
Long-term debt	$(2,838)	$(112)
(a) At September 30, 2019, these amounts include the cumulative liability amount of fair value hedging adjustments remaining for which the hedge accounting has been discontinued of $41.
The impact of hedging activities to the Consolidated Statements of Income are as follow:

	Three months ended September 30, 2019
	Net Sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$5,314	$3,512	$54

Gain (loss) on derivatives designated as cash flow hedges
Currency exchange contracts
Hedged item	$1	$(1)	$—
Derivative designated as hedging instrument	(1)	1	—

Commodity contracts
Hedged item	$—	$—	$—
Derivative designated as hedging instrument	—	—	—

Gain (loss) on derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps
Hedged item	$—	$—	$(13)
Derivative designated as hedging instrument	—	—	13

	Nine months ended September 30, 2019
	Net Sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$16,152	$10,782	$183

Gain (loss) on derivatives designated as cash flow hedges
Currency exchange contracts
Hedged item	$6	$(10)	$—
Derivative designated as hedging instrument	(6)	10	—

Commodity contracts
Hedged item	$—	$—	$—
Derivative designated as hedging instrument	—	—	—

Gain (loss) on derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps
Hedged item	$—	$—	$(76)
Derivative designated as hedging instrument	—	—	76
The impact of derivatives not designated as hedges to the Consolidated Statements of Income are as follow:

	Gain (loss) recognized in Consolidated Statements of Income	Consolidated Statements of Income classification
	Three months ended September 30
	2019
Gain (loss) on derivatives not designated as hedges
Currency exchange contracts	$(40)	Other expense - net
Commodity Contracts	1	Cost of products sold
Total	$(39)

	Gain (loss) recognized in Consolidated Statements of Income	Consolidated Statements of Income classification
	Nine months ended September 30
	2019
Gain (loss) on derivatives not designated as hedges
Currency exchange contracts	$8	Other income - net
Commodity Contracts	1	Cost of products sold
Total	$9

The impact of derivative and non-derivative instruments designated as hedges to the Consolidated Statements of Income and Comprehensive Income follow:

	Gain (loss) recognized in other comprehensive (loss) income		Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	Three months ended September 30			Three months ended September 30
	2019	2018		2019	2018
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	$(46)	$—	Interest expense - net	$—	$—
Currency exchange contracts	(8)	(12)	Net sales and Cost of products sold	—	(4)
Commodity contracts	—	—	Cost of products sold	—	—
Non-derivative designated as net investment hedges
Foreign currency denominated debt	3	5	Other income - net	—	—
Total	$(51)	$(7)		$—	$(4)

	Gain (loss) recognized in other comprehensive (loss) income		Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	Nine months ended September 30			Nine months ended September 30
	2019	2018		2019	2018
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	$(73)	$—	Interest expense - net	$—	$—
Currency exchange contracts	(18)	(14)	Net sales and Cost of products sold	4	(12)
Commodity contracts	—	—	Cost of products sold	—	—
Non-derivative designated as net investment hedges
Foreign currency denominated debt	15	22	Other income - net	—	—
Total	$(76)	$8		$4	$(12)

At September 30, 2019 and September 30, 2018, losses of $5 and $9, respectively, of estimated unrealized net gains or losses associated with our cash flow hedges were expected to be reclassified to income from Accumulated other comprehensive loss within the next twelve months. These reclassifications relate to our designated foreign currency and commodity hedges that will mature in the next 12 months.

Note 14.    INVENTORY
Inventory is carried at lower of cost or net realizable value. The components of inventory follow:

	September 30, 2019	December 31, 2018
Raw materials	$1,094	$1,077
Work-in-process	578	500
Finished goods	1,229	1,208
Total inventory	$2,901	$2,785

Note 15.	BUSINESS SEGMENT INFORMATION
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

	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018
Net sales
Electrical Products	$1,786	$1,789	$5,395	$5,327
Electrical Systems and Services	1,572	1,519	4,618	4,413
Hydraulics	603	670	1,987	2,103
Aerospace	513	478	1,532	1,399
Vehicle	761	876	2,374	2,668
eMobility	79	80	246	240
Total net sales	$5,314	$5,412	$16,152	$16,150

Segment operating profit
Electrical Products	$358	$343	$1,050	$984
Electrical Systems and Services	284	234	751	628
Hydraulics	72	94	232	285
Aerospace	129	105	372	284
Vehicle	139	166	397	464
eMobility	4	10	16	35
Total segment operating profit	986	952	2,818	2,680

Corporate
Amortization of intangible assets	(93)	(95)	(280)	(289)
Interest expense - net	(54)	(67)	(183)	(205)
Pension and other postretirement benefits expense	(5)	(3)	(7)	(4)
Arbitration decision expense	—	(275)	—	(275)
Other corporate expense - net	(116)	(73)	(289)	(209)
Income before income taxes	718	439	2,059	1,698
Income tax expense	116	23	299	184
Net income	602	416	1,760	1,514
Less net income for noncontrolling interests	(1)	—	(1)	—
Net income attributable to Eaton ordinary shareholders	$601	$416	$1,759	$1,514

Note 16.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
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

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019
	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$1,744	$1,826	$2,996	$(1,252)	$5,314

Cost of products sold	—	1,339	1,301	2,127	(1,255)	3,512
Selling and administrative expense	2	368	199	316	—	885
Research and development expense	—	37	35	75	—	147
Interest expense (income) - net	—	59	5	(10)	—	54
Other expense (income) - net	1	3	2	(8)	—	(2)
Equity in loss (earnings) of subsidiaries, net of tax	(611)	(217)	(797)	(677)	2,302	—
Intercompany expense (income) - net	7	(50)	513	(470)	—	—
Income (loss) before income taxes	601	205	568	1,643	(2,299)	718
Income tax expense (benefit)	—	3	(27)	139	1	116
Net income (loss)	601	202	595	1,504	(2,300)	602
Less net loss (income) for noncontrolling interests	—	—	—	(1)	—	(1)
Net income (loss) attributable to Eaton ordinary shareholders	$601	$202	$595	$1,503	$(2,300)	$601

Other comprehensive income (loss)	$(259)	$(26)	$(268)	$(705)	$999	$(259)
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$342	$176	$327	$798	$(1,301)	$342

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018
	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$1,808	$1,814	$3,134	$(1,344)	$5,412

Cost of products sold	—	1,419	1,320	2,202	(1,344)	3,597
Selling and administrative expense	3	356	197	333	—	889
Research and development expense	—	33	37	68	—	138
Interest expense (income) - net	—	68	3	(4)	—	67
Arbitration decision expense	—	—	275	—	—	275
Other expense (income) - net	(3)	11	4	(5)	—	7
Equity in loss (earnings) of subsidiaries, net of tax	(430)	(191)	(892)	(433)	1,946	—
Intercompany expense (income) - net	14	33	579	(626)	—	—
Income (loss) before income taxes	416	79	291	1,599	(1,946)	439
Income tax expense (benefit)	—	(10)	(91)	124	—	23
Net income (loss)	416	89	382	1,475	(1,946)	416
Less net loss (income) for noncontrolling interests	—	—	—	—	—	—
Net income (loss) attributable to Eaton ordinary shareholders	$416	$89	$382	$1,475	$(1,946)	$416

Other comprehensive income (loss)	$(98)	$(22)	$(94)	$(240)	$356	$(98)
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$318	$67	$288	$1,235	$(1,590)	$318

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019
	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$5,326	$5,548	$9,168	$(3,890)	$16,152

Cost of products sold	—	4,150	3,967	6,552	(3,887)	10,782
Selling and administrative expense	8	1,089	609	1,003	—	2,709
Research and development expense	—	113	110	231	—	454
Interest expense (income) - net	—	194	14	(23)	(2)	183
Other expense (income) - net	(12)	1	(20)	(4)	—	(35)
Equity in loss (earnings) of subsidiaries, net of tax	(1,785)	(699)	(2,359)	(2,072)	6,915	—
Intercompany expense (income) - net	30	(48)	1,386	(1,368)	—	—
Income (loss) before income taxes	1,759	526	1,841	4,849	(6,916)	2,059
Income tax expense (benefit)	—	18	(62)	343	—	299
Net income (loss)	1,759	508	1,903	4,506	(6,916)	1,760
Less net loss (income) for noncontrolling interests	—	—	—	(1)	—	(1)
Net income (loss) attributable to Eaton ordinary shareholders	$1,759	$508	$1,903	$4,505	$(6,916)	$1,759

Other comprehensive income (loss)	$(222)	$(22)	$(215)	$(612)	$849	$(222)
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$1,537	$486	$1,688	$3,893	$(6,067)	$1,537

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$5,306	$5,304	$9,567	$(4,027)	$16,150

Cost of products sold	—	4,198	3,845	6,824	(4,026)	10,841
Selling and administrative expense	8	1,093	575	1,003	—	2,679
Research and development expense	—	109	113	217	—	439
Interest expense (income) - net	—	203	11	(11)	2	205
Arbitration decision expense	—	—	275	—	—	275
Other expense (income) - net	(22)	25	31	(21)	—	13
Equity in loss (earnings) of subsidiaries, net of tax	(1,531)	(628)	(2,588)	(1,716)	6,463	—
Intercompany expense (income) - net	31	35	1,623	(1,689)	—	—
Income (loss) before income taxes	1,514	271	1,419	4,960	(6,466)	1,698
Income tax expense (benefit)	—	(23)	(119)	327	(1)	184
Net income (loss)	1,514	294	1,538	4,633	(6,465)	1,514
Less net loss (income) for noncontrolling interests	—	—	—	—	—	—
Net income (loss) attributable to Eaton ordinary shareholders	$1,514	$294	$1,538	$4,633	$(6,465)	$1,514

Other comprehensive income (loss)	$(426)	$(37)	$(394)	$(1,012)	$1,443	$(426)
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$1,088	$257	$1,144	$3,621	$(5,022)	$1,088

CONDENSED CONSOLIDATING BALANCE SHEETS SEPTEMBER 30, 2019

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Assets
Current assets
Cash	$—	$222	$—	$327	$—	$549
Short-term investments	—	—	—	281	—	281
Accounts receivable - net	—	475	1,289	2,023	—	3,787
Intercompany accounts receivable	9	855	1,957	2,681	(5,502)	—
Inventory	—	577	857	1,546	(79)	2,901
Prepaid expenses and other current assets	—	100	32	347	15	494
Total current assets	9	2,229	4,135	7,205	(5,566)	8,012

Property, plant and equipment - net	—	851	669	1,963	—	3,483

Other noncurrent assets
Goodwill	—	1,330	6,705	5,302	—	13,337
Other intangible assets	—	123	2,941	1,593	—	4,657
Operating lease assets	—	159	62	223	—	444
Deferred income taxes	—	351	—	278	(335)	294
Investment in subsidiaries	16,939	26,627	73,052	27,306	(143,924)	—
Intercompany loans receivable	9	5,736	7,334	60,233	(73,312)	—
Other assets	—	778	159	731	—	1,668
Total assets	$16,957	$38,184	$95,057	$104,834	$(223,137)	$31,895

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$—	$—	$—	$2	$—	$2
Current portion of long-term debt	—	4	—	2	—	6
Accounts payable	—	494	508	1,288	—	2,290
Intercompany accounts payable	9	1,355	2,981	1,157	(5,502)	—
Accrued compensation	—	99	59	263	—	421
Other current liabilities	1	588	269	1,086	(2)	1,942
Total current liabilities	10	2,540	3,817	3,798	(5,504)	4,661

Noncurrent liabilities
Long-term debt	—	5,900	2,107	6	—	8,013
Pension liabilities	—	378	127	734	—	1,239
Other postretirement benefits liabilities	—	167	82	73	—	322
Operating lease liabilities	—	116	47	170	—	333
Deferred income taxes	—	—	458	186	(335)	309
Intercompany loans payable	1,099	5,272	65,822	1,119	(73,312)	—
Other noncurrent liabilities	—	454	304	360	—	1,118
Total noncurrent liabilities	1,099	12,287	68,947	2,648	(73,647)	11,334

Shareholders’ equity
Eaton shareholders' equity	15,848	23,357	22,293	98,336	(143,986)	15,848
Noncontrolling interests	—	—	—	52	—	52
Total equity	15,848	23,357	22,293	98,388	(143,986)	15,900
Total liabilities and equity	$16,957	$38,184	$95,057	$104,834	$(223,137)	$31,895

CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2018

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Assets
Current assets
Cash	$1	$21	$—	$261	$—	$283
Short-term investments	—	—	—	157	—	157
Accounts receivable - net	—	483	1,400	1,975	—	3,858
Intercompany accounts receivable	—	1,575	1,851	2,968	(6,394)	—
Inventory	—	540	766	1,555	(76)	2,785
Prepaid expenses and other current assets	—	107	32	354	14	507
Total current assets	1	2,726	4,049	7,270	(6,456)	7,590

Property, plant and equipment - net	—	843	678	1,946	—	3,467

Other noncurrent assets
Goodwill	—	1,330	6,705	5,293	—	13,328
Other intangible assets	—	128	3,054	1,664	—	4,846
Deferred income taxes	—	340	—	288	(335)	293
Investment in subsidiaries	16,476	25,956	71,334	25,557	(139,323)	—
Intercompany loans receivable	1,508	5,912	8,406	59,078	(74,904)	—
Other assets	—	746	117	705	—	1,568
Total assets	$17,985	$37,981	$94,343	$101,801	$(221,018)	$31,092

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$—	$388	$—	$26	$—	$414
Current portion of long-term debt	—	338	—	1	—	339
Accounts payable	—	476	416	1,238	—	2,130
Intercompany accounts payable	32	1,127	3,206	2,029	(6,394)	—
Accrued compensation	—	135	71	251	—	457
Other current liabilities	30	525	259	1,002	(2)	1,814
Total current liabilities	62	2,989	3,952	4,547	(6,396)	5,154

Noncurrent liabilities
Long-term debt	—	5,814	945	7	2	6,768
Pension liabilities	—	383	130	791	—	1,304
Other postretirement benefits liabilities	—	166	83	72	—	321
Deferred income taxes	—	1	508	175	(335)	349
Intercompany loans payable	1,816	5,182	66,507	1,399	(74,904)	—
Other noncurrent liabilities	—	389	291	374	—	1,054
Total noncurrent liabilities	1,816	11,935	68,464	2,818	(75,237)	9,796

Shareholders’ equity
Eaton shareholders' equity	16,107	23,057	21,927	94,401	(139,385)	16,107
Noncontrolling interests	—	—	—	35	—	35
Total equity	16,107	23,057	21,927	94,436	(139,385)	16,142
Total liabilities and equity	$17,985	$37,981	$94,343	$101,801	$(221,018)	$31,092

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash provided by (used in) operating activities	$(67)	$980	$415	$1,186	$—	$2,514

Investing activities
Capital expenditures for property, plant and equipment	—	(74)	(88)	(279)	—	(441)
Cash paid for acquisitions of businesses, net of cash acquired	—	—	(30)	(247)	—	(277)
Sales (purchases) of short-term investments - net	—	—	—	(132)	—	(132)
Loans to affiliates	—	(470)	(280)	(5,044)	5,794	—
Repayments of loans from affiliates	—	663	—	3,156	(3,819)	—
Proceeds (payments) for settlement of currency exchange contracts not designated as hedges - net	—	—	—	26	—	26
Other - net	—	(21)	32	(19)	—	(8)
Net cash provided by (used in) investing activities	—	98	(366)	(2,539)	1,975	(832)

Financing activities
Proceeds from borrowings	—	—	1,232	—	—	1,232
Payments on borrowings	—	(726)	—	(31)	—	(757)
Proceeds from borrowings from affiliates	1,927	2,689	428	750	(5,794)	—
Payments on borrowings from affiliates	(16)	(2,781)	(458)	(564)	3,819	—
Other intercompany financing activities	—	(23)	(1,239)	1,262	—	—
Cash dividends paid	(907)	—	—	—	—	(907)
Exercise of employee stock options	40	—	—	—	—	40
Repurchase of shares	(978)	—	—	—	—	(978)
Employee taxes paid from shares withheld	—	(36)	(6)	(3)	—	(45)
Other - net	—	—	(6)	(2)	—	(8)
Net cash provided by (used in) financing activities	66	(877)	(49)	1,412	(1,975)	(1,423)

Effect of currency on cash	—	—	—	7	—	7
Total increase (decrease) in cash	(1)	201	—	66	—	266
Cash at the beginning of the period	1	21	—	261	—	283
Cash at the end of the period	$—	$222	$—	$327	$—	$549

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash provided by (used in) operating activities	$(11)	$(174)	$393	$1,718	$(88)	$1,838

Investing activities
Capital expenditures for property, plant and equipment	—	(75)	(74)	(262)	—	(411)
Sales (purchases) of short-term investments - net	—	—	—	329	—	329
Investments in affiliates	—	(36)	—	—	36	—
Loans to affiliates	—	(100)	(84)	(4,764)	4,948	—
Repayments of loans from affiliates	—	647	956	3,893	(5,496)	—
Proceeds (payments) for settlement of currency exchange contracts not designated as hedges - net	—	11	—	(133)	—	(122)
Other - net	—	(26)	3	(29)	—	(52)
Net cash provided by (used in) investing activities	—	421	801	(966)	(512)	(256)

Financing activities
Proceeds from borrowings	4	65	—	11	—	80
Payments on borrowings	—	(450)	(35)	(1)	—	(486)
Proceeds from borrowings from affiliates	2,671	1,995	183	99	(4,948)	—
Payments on borrowings from affiliates	(1,227)	(2,775)	(654)	(840)	5,496	—
Capital contributions from affiliates	—	—	—	36	(36)	—
Other intercompany financing activities	—	788	(687)	(101)	—	—
Cash dividends paid	(864)	—	—	—	—	(864)
Cash dividends paid to affiliates	—	—	—	(88)	88	—
Exercise of employee stock options	28	—	—	—	—	28
Repurchase of shares	(600)	—	—	—	—	(600)
Employee taxes paid from shares withheld	—	(16)	(5)	(3)	—	(24)
Other - net	—	(1)	—	(1)	—	(2)
Net cash provided by (used in) financing activities	12	(394)	(1,198)	(888)	600	(1,868)

Effect of currency on cash	—	—	—	52	—	52
Total increase (decrease) in cash	1	(147)	(4)	(84)	—	(234)
Cash at the beginning of the period	—	183	18	360	—	561
Cash at the end of the period	$1	$36	$14	$276	$—	$327

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Summary of Results of Operations
A summary of Eaton’s Net sales, Net income attributable to Eaton ordinary shareholders, and Net income per share attributable to Eaton ordinary shareholders - diluted follows:

	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018
Net sales	$5,314	$5,412	$16,152	$16,150
Net income attributable to Eaton ordinary shareholders	601	416	1,759	1,514
Net income per share attributable to Eaton ordinary shareholders - diluted	$1.44	$0.95	$4.16	$3.45
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
On July 22, 2019, Eaton committed to acquire the Souriau-Sunbank Connection Technologies (Souriau-Sunbank) business of TransDigm Group Inc. for $920. Headquartered in Versailles, France, Souriau-Sunbank is a global leader in highly engineered electrical interconnect solutions for harsh environments in the aerospace, defense, industrial, energy, and transport markets. Its sales for the 12 months ended June 30, 2019 were $363. The purchase agreement was signed on October 28, 2019. The transaction is subject to customary closing conditions and is expected to close by the end of 2019.
On March 1, 2019, Eaton announced it plans to pursue a tax-free spin-off of its Lighting business. On October 15, 2019, Eaton entered into an agreement to sell its Lighting business to Signify N.V. for a cash purchase price of $1.4 billion. The decision to sell the Lighting business comes after completing a comprehensive review of various potential transaction alternatives. The Lighting business, which had sales of $1.7 billion in 2018 as part of the Electrical Products segment, serves customers in commercial, industrial, residential and municipal markets. Eaton expects the Lighting business to be classified as held for sale during the fourth quarter of 2019. The transaction is subject to customary closing conditions and regulatory approvals and is expected to close in the first quarter of 2020.
On March 1, 2019, Eaton announced it plans to sell its Automotive Fluid Conveyance business.

RESULTS OF OPERATIONS
Non-GAAP Financial Measures
The following discussion of Consolidated Financial Results and Business Segment Results of Operations includes certain non-GAAP financial measures. These financial measures include adjusted earnings, adjusted earnings per ordinary share, and operating profit before acquisition integration and divestiture charges for each business segment as well as corporate, each of which differs from the most directly comparable measure calculated in accordance with generally accepted accounting principles (GAAP). A reconciliation of adjusted earnings and adjusted earnings per ordinary share to the most directly comparable GAAP measure is included in the table below. Operating profit before acquisition integration and divestiture charges is reconciled in the discussion of the operating results of each business segment, and excludes acquisition integration and divestiture expense related primarily to the planned divestiture of the Lighting business and the acquisitions of Ulusoy Elektrik and ISG discussed in Note 2. Management believes that these financial measures are useful to investors because they exclude certain transactions, allowing investors to more easily compare Eaton’s financial performance period to period. Management uses this information in monitoring and evaluating the on-going performance of Eaton and each business segment. For additional information on acquisition integration and divestiture charges, see Note 3 to the Condensed Consolidated Financial Statements.

Consolidated Financial Results

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
	2019	2018		2019	2018
Net sales	$5,314	$5,412	(2)%	$16,152	$16,150	—%
Gross profit	1,802	1,815	(1)%	5,370	5,309	1%
Percent of net sales	33.9%	33.5%		33.2%	32.9%
Income before income taxes	718	439	64%	2,059	1,698	21%
Net income	602	416	45%	1,760	1,514	16%
Less net income for noncontrolling interests	(1)	—		(1)	—
Net income attributable to Eaton ordinary shareholders	601	416	44%	1,759	1,514	16%
Excluding acquisition integration and divestiture charges, after-tax (Note 3)	35	—		60	—
Adjusted earnings	$636	$416	53%	$1,819	$1,514	20%

Net income per share attributable to Eaton ordinary shareholders - diluted	$1.44	$0.95	52%	$4.16	$3.45	21%
Excluding per share impact of acquisition integration and divestiture charges, after-tax (Note 3)	0.08	—		0.14	—
Adjusted earnings per ordinary share	$1.52	$0.95	60%	$4.30	$3.45	25%
Net Sales
Net sales decreased 2% in the third quarter of 2019 compared to the third quarter of 2018 due to a decrease of 1% in organic sales and a decrease of 1.5% from the impact of negative currency translation, partially offset by an increase of 0.5% from the acquisitions of businesses. The decrease in organic sales in the third quarter of 2019 was primarily due to lower sales volumes in the Vehicle and Hydraulics business segments, partially offset by higher sales volumes in the Electrical Products, Electrical Systems and Services, and Aerospace business segments. Net sales were flat in the first nine months of 2019 compared to the first nine months of 2018 due to an increase of 2% in organic sales, offset by a decrease of 2% from the impact of negative currency translation. Organic sales grew in the first nine months of 2019 due to higher sales volumes in the Electrical Products, Electrical Systems and Services, and Aerospace business segments, partially offset by lower sales volumes in the Vehicle and Hydraulics business segments.

Gross Profit
Gross profit margin increased from 33.5% in the third quarter of 2018 to 33.9% in the third quarter of 2019, and from 32.9% in the first nine months of 2018 to 33.2% in the first nine months of 2019. The increase in gross profit margin in the third quarter and first nine months of 2019 was primarily due to higher sales volumes and other operating improvements in Electrical Products and Electrical Systems and Services business segments, and higher sales volumes and favorable product mix in the Aerospace business segment, partially offset by lower sales volumes in the Vehicle and Hydraulics business segments.
Income Taxes
The effective income tax rate for the third quarter and the first nine months of 2019 was expense of 16.0% and 14.5% compared to expense of 5.2% and 10.8% for the third quarter and first nine months of 2018. The increase in the effective tax rate in the third quarter and first nine months of 2019 was primarily due to the inclusion of $69 of tax benefit on the arbitration decision expense recorded during the third quarter of 2018 (discussed in Note 9), as well as greater levels of income in higher tax jurisdictions.
Net Income
Net income attributable to Eaton ordinary shareholders of $601 in the third quarter of 2019 increased 44% compared to Net income attributable to Eaton ordinary shareholders of $416 in the third quarter of 2018. Net income attributable to Eaton ordinary shareholders of $1,759 in the first nine months of 2019 increased 16% compared to Net income attributable to Eaton ordinary shareholders of $1,514 in the first nine months of 2018. Net income in 2018 included after-tax expense of $206 from the arbitration decision discussed in Note 9. Excluding this item, the decrease in the third quarter of 2019 was primarily due to lower sales volumes, higher acquisition integration and divestiture charges, and a higher effective income tax rate. Excluding the 2018 arbitration decision, the increase in the first nine months of 2019 was primarily due to higher sales volumes, partially offset by a higher effective income tax rate.
Net income per ordinary share in the third quarter and first nine months of 2018 both included $0.48 from the impact of the arbitration decision discussed in Note 9. Net income per ordinary share increased to $1.44 in the third quarter of 2019 compared to $0.95 in the third quarter of 2018. Net income per ordinary share increased to $4.16 in the first nine months of 2019 compared to $3.45 in the first nine months of 2018. The increase in the Net income per ordinary share in the third quarter and first nine months of 2019 was due to higher Net income attributable to Eaton ordinary shareholders and the impact of the Company's share repurchases over the past year.
Adjusted Earnings
Adjusted earnings of $636 in the third quarter of 2019 increased 53% compared to Adjusted earnings of $416 in the third quarter of 2018. Adjusted earnings of $1,819 in the first nine months of 2019 increased 20% compared to Adjusted earnings of $1,514 in the first nine months of 2018. The increase in Adjusted earnings in the third quarter and first nine months of 2019 was primarily due to higher Net income attributable to Eaton ordinary shareholders excluding higher acquisition integration and divestiture charges.
Adjusted earnings per ordinary share increased to $1.52 in the third quarter of 2019 compared to $0.95 in the third quarter of 2018. Adjusted earnings per ordinary share increased to $4.30 first nine months of 2019 compared to $3.45 in the first nine months of 2018. The increase in Adjusted earnings per ordinary share in the third quarter and first nine months of 2019 was due to higher Adjusted earnings and the impact of the Company's share repurchases over the past year.

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
Electrical Products

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
	2019	2018		2019	2018
Net sales	$1,786	$1,789	—%	$5,395	$5,327	1%

Operating profit	$358	$343	4%	$1,050	$984	7%
Operating margin	20.0%	19.2%		19.5%	18.5%

Acquisition integration and divestiture charges	$4	$—		$6	$—

Before acquisition integration and divestiture charges
Operating profit	$362	$343	6%	$1,056	$984	7%
Operating margin	20.3%	19.2%		19.6%	18.5%
Net sales were flat in the third quarter of 2019 compared to the third quarter of 2018 due to an increase of 1% in organic sales, offset by a decrease of 1% from the impact of negative currency translation. Organic sales grew in the third quarter of 2019 primarily driven by strength in residential and commercial construction markets in North America, partially offset by a decline in industrial controls globally. Net sales increased 1% in the first nine months of 2019 compared to the first nine months of 2018 due to an increase of 3% in organic sales, partially offset by a decrease of 2% from the impact of negative currency translation. Organic sales grew in the first of nine months of 2019 in North America, primarily driven by growth in commercial, residential and industrial applications.
The operating margin increased from 19.2% in the third quarter of 2018 to 20.0% in the third quarter of 2019 and from 18.5% in the first nine months of 2018 to 19.5% in the first nine months of 2019 primarily due to higher sales volumes and other operating improvements.
The operating margin before acquisition integration and divestiture charges increased from 19.2% in the third quarter of 2018 to 20.3% in the third quarter of 2019 and from 18.5% in the first nine months of 2018 to 19.6% in the first nine months of 2019 primarily due to an increase in the operating margin.

Electrical Systems and Services

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
	2019	2018		2019	2018
Net sales	$1,572	$1,519	3%	$4,618	$4,413	5%

Operating profit	$284	$234	21%	$751	$628	20%
Operating margin	18.1%	15.4%		16.3%	14.2%

Acquisition integration and divestiture charges	$3	$—		$4	$—

Before acquisition integration and divestiture charges
Operating profit	$287	$234	23%	$755	$628	20%
Operating margin	18.3%	15.4%		16.3%	14.2%
Net sales increased 3% in the third quarter of 2019 compared to the third quarter of 2018 due to an increase of 3% in organic sales and an increase of 1.5% from the acquisitions of businesses, partially offset by a decrease of 1.5% from the impact of negative currency translation. The increase in organic sales in the third quarter of 2019 was primarily driven by strength in data centers, commercial construction and engineering services. Net sales increased 5% in the first nine months of 2019 compared to the first nine months of 2018 due to an increase of 5% in organic sales and an increase of 1% from the acquisition of a business, partially offset by a decrease of 1% from the impact of negative currency translation. The increase in organic sales in the first nine months of 2019 was primarily driven by strength in commercial construction, industrial projects and data centers.
The operating margin increased from 15.4% in the third quarter of 2018 to 18.1% in the third quarter of 2019 and from 14.2% in the first nine months of 2018 to 16.3% in the first nine months of 2019 primarily due to higher sales volumes and other operating improvements.
The operating margin before acquisition integration and divestiture charges increased from 15.4% in the third quarter of 2018 to 18.3% in the third quarter of 2019 and from 14.2% in the first nine months of 2018 to 16.3% in the first nine months of 2019 primarily due to an increase in the operating margin.
Hydraulics

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
	2019	2018		2019	2018
Net sales	$603	$670	(10)%	$1,987	$2,103	(6)%

Operating profit	$72	$94	(23)%	$232	$285	(19)%
Operating margin	11.9%	14.0%		11.7%	13.6%
Net sales decreased 10% in the third quarter of 2019 compared to the third quarter of 2018 due to a decrease of 8% in organic sales and a decrease of 2% from the impact of negative currency translation. Net sales decreased 6% in the first nine months of 2019 compared to the first nine months of 2018 due to a decrease of 3% in organic sales and 3% from the impact of negative currency translation. The decrease in organic sales in the third quarter and first nine months of 2019 was primarily due to weakness in global mobile equipment markets and destocking at both OEMs and distributors.
The operating margin decreased from 14.0% in the third quarter of 2018 to 11.9% in the third quarter of 2019 and from 13.6% in the first nine months of 2018 to 11.7% in the first nine months of 2019 primarily due to lower sales volumes, unfavorable product mix and operating inefficiencies.

Aerospace

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
	2019	2018		2019	2018
Net sales	$513	$478	7%	$1,532	$1,399	10%

Operating profit	$129	$105	23%	$372	$284	31%
Operating margin	25.1%	22.0%		24.3%	20.3%
Net sales increased 7% in the third quarter of 2019 compared to the third quarter of 2018 due to an increase of 8% in organic sales, partially offset by a decrease of 1% from the impact of negative currency translation. Net sales increased 10% in the first nine months of 2019 compared to the first nine months of 2018 due to an increase of 11% in organic sales, partially offset by a decrease of 1% from the impact of negative currency translation. The increase in organic sales in the third quarter and first nine months of 2019 was primarily due to strength in the commercial OEM market and the commercial aftermarket.
The operating margin increased from 22.0% in the third quarter of 2018 to 25.1% in third quarter of 2019 and from 20.3% in the first nine months of 2018 to 24.3% in the first nine months of 2019 primarily due to higher sales volumes and favorable product mix.
Vehicle

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
	2019	2018		2019	2018
Net sales	$761	$876	(13)%	$2,374	$2,668	(11)%

Operating profit	$139	$166	(16)%	$397	$464	(14)%
Operating margin	18.3%	18.9%		16.7%	17.4%
Net sales decreased 13% in the third quarter of 2019 compared to the third quarter of 2018 due to a decrease of 12% in organic sales and a decrease of 1% from the impact of negative currency translation. Net sales decreased 11% in the first nine months of 2019 compared to the first nine months of 2018 due to a decrease of 9% in organic sales and a decrease of 2% from the impact of negative currency translation. The decrease in organic sales in the third quarter and first nine months of 2019 was driven by weakness in global light vehicle markets and revenues transferring over to the Eaton Cummins Automated Transmission Technologies joint venture.
The operating margin decreased from 18.9% in the third quarter of 2018 to 18.3% in the third quarter of 2019 and from 17.4% in the first nine months of 2018 to 16.7% in the first nine months of 2019 primarily due to lower sales volumes.
eMobility

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
	2019	2018		2019	2018
Net sales	$79	$80	(1)%	$246	$240	3%

Operating profit	$4	$10	(60)%	$16	$35	(54)%
Operating margin	5.1%	12.5%		6.5%	14.6%
Net sales decreased 1% in the third quarter of 2019 compared to the third quarter of 2018 due to decrease of 1% from the impact of negative currency translation. Net sales increased 3% in the first nine months of 2019 compared to the first nine months of 2018 due to an increase of 4% in organic sales, partially offset by a decrease of 1% from the impact of negative currency translation. The increase in organic sales in the first nine months of 2019 was due to growth in North America.
The operating margin decreased from 12.5% in the third quarter of 2018 to 5.1% in the third quarter of 2019 and from 14.6% in the first nine months of 2018 to 6.5% in the first nine months of 2019 primarily due to increased research and development costs.

Corporate Expense

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
	2019	2018		2019	2018
Amortization of intangible assets	$93	$95	(2)%	$280	$289	(3)%
Interest expense - net	54	67	(19)%	183	205	(11)%
Pension and other postretirement benefits expense	5	3	67%	7	4	75%
Arbitration decision expense	—	275	NM	—	275	NM
Other corporate expense - net	116	73	59%	289	209	38%
Total corporate expense	$268	$513	(48)%	$759	$982	(23)%
Total corporate expense was $268 in the third quarter of 2019 compared to corporate expense of $513 in the third quarter of 2018. Total corporate expense was $759 in the first nine months of 2019 compared to corporate expense of $982 in the first nine months of 2018. The decrease in Total corporate expense for the third quarter and first nine months of 2019 was primarily due to the 2018 arbitration decision discussed in Note 9, partially offset by higher acquisition integration and divestiture charges discussed in Note 2.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Financial Condition and Liquidity
Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk. The Company maintains access to the commercial paper markets through a $2,000 commercial paper program, which is supported by credit facilities in the aggregate principal amount of $2,000. There were no borrowings outstanding under these revolving credit facilities at September 30, 2019. Over the course of a year, cash, short-term investments and short-term debt may fluctuate in order to manage global liquidity. Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business as well as scheduled payments of long-term debt.
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
Sources and Uses of Cash
Operating Cash Flow
Net cash provided by operating activities was $2,514 in the first nine months of 2019, an increase of $676 in the source of cash compared to $1,838 in the first nine months of 2018. The increase in net cash provided by operating activities in the first nine months of 2019 was driven by higher net income compared to 2018. Other-net includes the impact of foreign currency gains and losses related to the remeasurement of intercompany balance sheet exposures, which have no impact on Operating cash flow.
Investing Cash Flow
Net cash used in investing activities was $832 in the first nine months of 2019, an increase in the use of cash of $576 compared to $256 in the first nine months of 2018. The increase in the use of cash was primarily driven by net purchases of short-term investments of $132 in 2019 compared to net sales of $329 in 2018, and cash paid for business acquisitions discussed in Note 2, partially offset by $26 of net proceeds in 2019 compared to net payments of $122 in 2018 from the settlement of currency exchange contracts not designated as hedges discussed in Note 13.

Financing Cash Flow
Net cash used in financing activities was $1,423 in the first nine months of 2019, a decrease of $445 in the use of cash compared to $1,868 in the first nine months of 2018. The decrease in the use of cash was primarily due to higher proceeds from borrowings of $1,232 in 2019 compared to $80 in 2018, partially offset by higher share repurchases of $978 in 2019 compared to $600 in 2018, and higher payments on borrowings of $757 in 2019 compared to $486 in 2018.

FORWARD-LOOKING STATEMENTS
This Form 10-Q Report contains forward-looking statements concerning the anticipated completion of the divestiture of our Lighting business, the anticipated completion of the acquisition of Souriau-Sunbank Connection Technologies and legal contingencies, among other matters. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to Eaton, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside Eaton’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for the Company’s business segments; unanticipated downturns in business relationships with customers or their purchases from us; the potential effects on our businesses from natural disasters; the availability of credit to customers and suppliers; competitive pressures on sales and pricing; unanticipated changes in the cost of material and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; strikes or other labor unrest; the impact of acquisitions and divestitures; unanticipated difficulties integrating acquisitions; new laws and governmental regulations; interest rate changes; tax rate changes or exposure to additional income tax liability; stock market and currency fluctuations; war, civil or political unrest or terrorism; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in exposures to market risk since December 31, 2018.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures - Pursuant to SEC Rule 13a-15, an evaluation was performed under the supervision and with the participation of Eaton’s management, including Craig Arnold - Principal Executive Officer; and Richard H. Fearon - Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, management concluded that Eaton’s disclosure controls and procedures were effective as of September 30, 2019.
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
During the third quarter of 2019, there was no change in Eaton’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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
(c) Issuer's Purchases of Equity Securities
During the third quarter of 2019, 6.8 million ordinary shares were repurchased in the open market at a total cost of $539 million. These shares were repurchased under the program approved by the Board on February 27, 2019 (the 2019 Program). A summary of the shares repurchased in the third quarter of 2019 follows:

Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
July	780,496	$82.87	780,496	$4,292
August	5,667,541	$78.32	5,667,541	$4,227
September	384,208	$78.08	384,208	$3,783
Total	6,832,245	$78.82	6,832,245	3,753

ITEM 6.	EXHIBITS.
Eaton Corporation plc
Third Quarter 2019 Report on Form 10-Q

3 (i)	Certificate of Incorporation — Incorporated by reference to the Form S-8 filed November 30, 2012

3 (ii)	Amended and Restated Memorandum and Articles of Incorporation — Incorporated by reference to the Form 8-K filed on May 1, 2017

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

31.1	Certification of Principal Executive Officer (Pursuant to Rule 13a-14(a)) — Filed in conjunction with this Form 10-Q Report *

31.2	Certification of Principal Financial Officer (Pursuant to Rule 13a-14(a)) — Filed in conjunction with this Form 10-Q Report *

32.1	Certification of Principal Executive Officer (Pursuant to Rule 13a-14(b) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act) — Filed in conjunction with this Form 10-Q Report *

32.2	Certification of Principal Financial Officer (Pursuant to Rule 13a-14(b) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act) — Filed in conjunction with this Form 10-Q Report *

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Label Definition Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_______________________________

*	Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON CORPORATION plc
Registrant

Date:	October 29, 2019	By:	/s/ Richard H. Fearon
Richard H. Fearon
Principal Financial Officer
(On behalf of the registrant and as Principal Financial Officer)