Form 10-K
period 2019-12-31
Eaton Corp plc
filed 2020-02-26
CIK 1551182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended December 31, 2019
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer," “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange
Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of Ordinary Shares held by non-affiliates of the registrant as of June 30, 2019 was $35.0 billion.
As of January 31, 2020, there were 413.4 million Ordinary Shares outstanding.
Documents Incorporated By Reference
Portions of the Proxy Statement for the 2020 annual shareholders meeting are incorporated by reference into Part III.

Part I

Item 1. Business.
Eaton Corporation plc (Eaton or the Company) is a power management company with 2019 net sales of $21.4 billion. Eaton’s mission is to improve the quality of life and the environment through the use of power management technologies and services. We provide sustainable solutions that help our customers effectively manage electrical, hydraulic and mechanical power – more safely, more efficiently and more reliably. Eaton has approximately 101,000 employees in 60 countries and sells products to customers in more than 175 countries.
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
Acquisitions and Divestitures of Businesses
Information regarding the Company's acquisitions and divestitures is presented in Note 2 of the Notes to the Consolidated Financial Statements.
Business Segment Information
Information by business segment regarding principal products, principal markets, methods of distribution and net sales is presented in Note 15 of the Notes to the Consolidated Financial Statements. Additional information regarding Eaton's segments and business is presented below.
Electrical Products and Electrical Systems and Services
Principal methods of competition in these segments are performance of products and systems, technology, customer service and support, and price. Eaton has a strong competitive position in these segments and, with respect to many products, is considered among the market leaders. In normal economic cycles, sales of these segments are historically lower in the first quarter and higher in the third and fourth quarters of a year. In 2019, 24% of these segments' sales were made to seven large distributors of electrical products and electrical systems and services.
Hydraulics
Principal methods of competition in this segment are product performance, geographic coverage, service, and price. Eaton has a strong competitive position in this segment and, with respect to many products, is considered among the market leaders. Sales of this segment are historically higher in the first and second quarters and lower in the third and fourth quarters of the year. In 2019, 13% of this segment's sales were made to five large original equipment manufacturers or distributors of agricultural, construction, and industrial equipment and parts.
Aerospace
Principal methods of competition in this segment are total cost of ownership, product and system performance, quality, design engineering capabilities, and timely delivery. Eaton has a strong competitive position in this segment and, with respect to many products and platforms, is considered among the market leaders. In 2019, 26% of this segment's sales were made to three large original equipment manufacturers of aircraft.
Vehicle
Principal methods of competition in this segment are product performance, technology, global service, and price. Eaton has a strong competitive position in this segment and, with respect to many products, is considered among the market leaders. In 2019, 61% of this segment's sales were made to ten large original equipment manufacturers of vehicles and related components.
eMobility
Principal methods of competition in this segment are product performance, technology, global service, and price. Eaton has a strong competitive position in this segment. In 2019, 23% of this segment's sales were made to five large original equipment manufacturers of vehicles, construction equipment and related components.

Information Concerning Eaton's Business in General
Raw Materials
Eaton's major requirements for raw materials include iron, steel, copper, nickel, aluminum, brass, tin, silver, lead, titanium, rubber, plastic, electronic components, chemicals and fluids. Materials are purchased in various forms, such as extrusions, castings, powder metal, metal sheets and strips, forging billets, bar stock, and plastic pellets. Raw materials, as well as parts and other components, are purchased from many suppliers. Under normal circumstances, the Company has no difficulty obtaining its raw materials. In 2019, Eaton maintained appropriate levels of inventory to prevent shortages and did not experience any availability constraints.
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
Order Backlog
A significant portion of open orders placed with Eaton are by original equipment manufacturers or distributors. These open orders are not considered firm as they have been historically subject to releases by customers. In measuring backlog orders, only the amount of orders to which customers are firmly committed are included. Using this criterion, total backlog at December 31, 2019 and 2018 was approximately $5.4 billion and $5.3 billion, respectively. Backlog should not be relied upon as being indicative of results of operations for future periods.
Environmental Contingencies
Operations of the Company involve the use and disposal of certain substances regulated under environmental protection laws. Eaton continues to modify processes on an ongoing, regular basis in order to reduce the impact on the environment, including the reduction or elimination of certain chemicals used in, and wastes generated from, operations. Compliance with laws that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, are not expected to have a material adverse effect upon earnings or the competitive position of the Company. Eaton's estimated capital expenditures for environmental control facilities are not expected to be material for 2020 and 2021. Information regarding the Company's liabilities related to environmental matters is presented in Note 8 of the Notes to the Consolidated Financial Statements.

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
Eaton manages businesses with manufacturing facilities worldwide. The Company's manufacturing facilities and operations could be disrupted by a natural disaster, labor strike, war, political unrest, terrorist activity, economic upheaval, or public health concerns such as the spread of COVID-19. Some of these conditions are more likely in certain geographic regions in which Eaton operates. Any such disruption could cause delays in shipments of products and the loss of sales and customers, and insurance proceeds may not adequately compensate for losses.
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

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Eaton's principal executive offices are located at Eaton House, 30 Pembroke Road, Dublin 4, Ireland D04 Y0C2. The Company maintains manufacturing facilities at approximately 284 locations in 41 countries. The Company is a lessee under a number of operating leases for certain real properties and equipment, none of which is material to its operations. Management believes that the existing manufacturing facilities are adequate for its operations and that the facilities are maintained in good condition.

Item 3. Legal Proceedings.
Information regarding the Company's current legal proceedings is presented in Note 8 and Note 9 of the Notes to the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 4A. Information about our Executive Officers
A listing of executive officers, their ages, positions and offices held over the past five years, as of February 1, 2020, follows:

Name	Age	Position (Date elected to position)
Craig Arnold	59	Chairman of Eaton Corporation plc (June 1, 2016 - present)
		Chief Executive Officer of Eaton Corporation (June 1, 2016 - present)
		Director of Eaton Corporation plc (September 1, 2015 - present)
		President and Chief Operating Officer of Eaton Corporation
		(September 1, 2015 - May 31, 2016)
		Vice Chairman and Chief Operating Officer - Industrial Sector of Eaton Corporation
		(February 1, 2009 - August 31, 2015)

Richard H. Fearon	63	Director of Eaton Corporation plc (September 1, 2015 - present)
		Vice Chairman and Chief Financial and Planning Officer of Eaton Corporation
		(April 24, 2002 - present)

Uday Yadav	56	President and Chief Operating Officer - Electrical Sector of Eaton Corporation
		(July 1, 2019 - present)
		Chief Operating Officer - Industrial Sector of Eaton Corporation
		(September 1, 2015 - June 30, 2019)
		President of Aerospace Group of Eaton Corporation
		(August 1, 2012 - August 31, 2015)

Heath B. Monesmith	49	President and Chief Operating Officer - Industrial Sector of Eaton Corporation
		(July 1, 2019 - present)
		Executive Vice President and General Counsel of Eaton Corporation
		(March 1, 2017 - January 6, 2020)
		Senior Vice President and Deputy General Counsel of Eaton Corporation
		(May 15, 2015 - March 1, 2017)
		Vice President and Chief Counsel - Litigation of Eaton Corporation
		(November 30, 2012 - May 15, 2015)

April Miller Boise	51	Executive Vice President, General Counsel and Secretary of Eaton Corporation
		(January 6, 2020 - present)
		Senior Vice President, Chief Legal Officer and Corporate Secretary of Meritor, Inc.
		(August 15, 2016 - December 13, 2019)
		Senior Vice President, General Counsel, Head of Global Mergers and Acquisitions,
		and Corporate Secretary of Avintiv, Inc. (March 23, 2015 - December 31, 2015)
		Vice President, General Counsel, Corporate Secretary and Chief Privacy Officer of
		Veyance Technologies, Inc. (January 1, 2011 - January 30, 2015)

Ernest W. Marshall, Jr.	51	Executive Vice President and Chief Human Resources Officer of Eaton Corporation
		(July 1, 2018 - present)
		Vice President - Human Resources, Aviation Division of General Electric
		(August 1, 2013 - June 30, 2018)

Ken D. Semelsberger	58	Senior Vice President and Controller of Eaton Corporation
		(November 1, 2013 - present)

Joao V. Faria	55	President - Vehicle Group of Eaton Corporation (May 1, 2017 - present)
		Vice President and General Manager, Latin America, Electrical Sector and
		President, Latin America (August 1, 2013 - April 30, 2017)

Nandakumar Cheruvatath	58	President - Aerospace Group of Eaton Corporation (September 1, 2015 - present)
		Executive Vice President, Eaton Business System (August 1, 2012 - August 31, 2015)

Paulo Ruiz Sternadt	45	President - Hydraulics Group of Eaton Corporation (April 1, 2019 - present)
		Chief Executive Officer - Dresser Rand, a Siemens business
		(October 19, 2017 - March 30, 2019)
		Executive Vice President - Global Solutions and New Technologies & Strategic
		Business Development of Dresser Rand, a Siemens business
		(April 1, 2016 - October 18, 2017)
		Global Segment Head - Business Segment Bushings, Instrument Transformers & Coils,
		Siemens AG (April 1, 2012 - March 30, 2016)

Brian S. Brickhouse	56	President - Americas Region, Electrical Sector of Eaton Corporation
		(July 1, 2019 - present)
		President - Electrical Systems and Services Group of Eaton Corporation
		(July 1, 2018 - June 30, 2019)
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

Part II

Item 5. Market for the Registrant's Ordinary Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company's ordinary shares are listed for trading on the New York Stock Exchange under the symbol ETN. At December 31, 2019, there were 12,072 holders of record of the Company's ordinary shares. Additionally, 17,699 current and former employees were shareholders through participation in the Eaton Savings Plan (ESP), the Eaton Personal Investment Plan (EPIP), and the Eaton Puerto Rico Retirement Savings Plan.
Information regarding equity-based compensation plans required by Regulation S-K Item 201(d) is provided in Item 12 of this Form 10-K Report.
Irish Taxes Applicable to Dividends
Irish income tax may arise with respect to dividends paid on Eaton shares. Eaton may be required to deduct Irish dividend withholding tax (“IDWT”, currently at a rate of 25%) from dividends paid to shareholders who are not tax residents of Ireland even though they are not be subject to this tax. To claim exemption from IDWT, shareholders can complete certain Irish dividend withholding tax exemption forms or hold their shares in an account through the Depository Trust Company and have on file with their broker or qualifying agent a valid U.S. address on the record date of the dividend.
Eaton shareholders who receive their dividends subject to Irish dividend withholding tax will generally have no further liability for Irish income tax on the dividends unless they are otherwise subject to Irish income tax.

Issuer's Purchases of Equity Securities
During the fourth quarter of 2019, 0.6 million ordinary shares were repurchased in the open market at a total cost of $51. A summary of the shares repurchased in the fourth quarter of 2019 follows:

Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
October	—	$—	—	$3,753
November	545,499	$90.17	545,499	$3,704
December	19,838	$91.23	19,838	$3,702
Total	565,337	$90.21	565,337

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
Information regarding selected quarterly financial information for 2019 and 2018 is presented in “Quarterly Data” of this Form 10-K.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures - Pursuant to SEC Rule 13a-15, an evaluation was performed under the supervision and with the participation of Eaton's management, including Craig Arnold - Principal Executive Officer; and Richard H. Fearon - Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, Eaton's management concluded that the Company's disclosure controls and procedures were effective as of December 31, 2019.
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
“Report of Independent Registered Public Accounting Firm” relating to internal control over financial reporting as of December 31, 2019 is included in Item 15 of this Form 10-K.
During the fourth quarter of 2019, there was no change in Eaton's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting. Management is currently evaluating the impact of businesses acquired in 2019 on Eaton's internal control over financial reporting.

Item 9B. Other Information.
None.
Part III

Item 10. Directors, Executive Officers and Corporate Governance.
Information required with respect to the directors of the Company is set forth under the caption “Election of Directors” in the Company's definitive Proxy Statement to be filed on or about March 13, 2020, and is incorporated by reference.
The Company has adopted a Code of Ethics, which applies to the directors, officers and employees worldwide. This document is available on the Company's website at http://www.eaton.com.
There were no changes during the fourth quarter 2019 to the procedures by which security holders may recommend nominees to the Company's Board of Directors.
Information related to the Audit Committee, and members of the Committee who are financial experts, is set forth under the caption “Board Committees - Audit Committee” in the definitive Proxy Statement to be filed on or about March 13, 2020, and is incorporated by reference.

Item 11. Executive Compensation.
Information required with respect to executive compensation is set forth under the caption “Compensation Discussion and Analysis” in the Company's definitive Proxy Statement to be filed on or about March 13, 2020, and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required with respect to securities authorized for issuance under equity-based compensation plans is set forth under the caption “Equity Compensation Plans” in the Company's definitive Proxy Statement to be filed on or about March 13, 2020, and is incorporated by reference.
Information required with respect to security ownership of certain beneficial owners, is set forth under the caption “Share Ownership Tables” in the Company's definitive Proxy Statement to be filed on or about March 13, 2020, and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required with respect to certain relationships and related transactions is set forth under the caption “Review of Related Person Transactions” in the Company's definitive Proxy Statement to be filed on or about March 13, 2020, and is incorporated by reference.
Information required with respect to director independence is set forth under the caption “Director Independence” in the Company's definitive Proxy Statement to be filed on or about March 13, 2020, and is incorporated by reference.

Item 14. Principal Accounting Fees and Services.
Information required with respect to principal accountant fees and services is set forth under the caption “Audit Committee Report” in the Company's definitive Proxy Statement to be filed on or about March 13, 2020, and is incorporated by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	(1) The reports of the independent registered public accounting firm, consolidated financial statements and notes to consolidated financial statements are included in Item 8 above:
Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Income - Years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income - Years ended December 31, 2019, 2018 and 2017
Consolidated Balance Sheets - December 31, 2019 and 2018
Consolidated Statements of Cash Flows - Years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Shareholders' Equity - Years ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements
(2) All other schedules for which provision is made in Regulation S-X of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.
(3) Exhibits incorporated by reference to or filed in conjunction with this form 10-K are listed below.

3 (i)	Certificate of Incorporation - Incorporated by reference to the Form S-8 filed November 30, 2012

3 (ii)	Amended and restated Memorandum and Articles of Incorporation - Incorporated by reference to the Form 8-K Report filed on May 1, 2017

4.1	Description of Eaton Corporation plc’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 - Filed in conjunction with this Form 10-K Report *

4.2
Indenture dated as of November 20, 2012, among Turlock Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of Eaton Corporation plc's Form 8-K Current Report filed on November 26, 2012 (Commission File No. 333-182303))

4.3
Supplemental Indenture No. 1, dated as of November 30, 2012, among Eaton Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of the registrant's Form S-4 filed on September 6, 2013)

4.4
Supplemental Indenture No. 2, dated as of January 8, 2013, among Eaton Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 of the registrant's Form S-4 filed on September 6, 2013)

4.5
Supplemental Indenture No. 3, dated as of December 20, 2013, among Eaton Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.4 of the registrant's Form 10-K filed on February 28, 2018)

4.6
Supplemental Indenture No. 4, dated as of December 20, 2017 and effective as of January 1, 2018, among Eaton Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.5 of the registrant's Form 10-K filed on February 28, 2018)

4.7
Supplemental Indenture No. 5, dated as of February 16, 2018, among Eaton Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.6 of the registrant's Form 10-K filed on February 28, 2018)

4.8
Pursuant to Regulation S-K Item 601(b)(4), Eaton agrees to furnish to the SEC, upon request, a copy of the instruments defining the rights of holders of its long-term debt other than those set forth in Exhibits (4.2 - 4.7) hereto

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

(oo)	Eaton Savings Plan 2016 Restatement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2015

(pp)	Eaton Personal Investment Plan 2015 Restatement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2015

(qq)	Performance Share Award Agreement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2015

(rr)	Form of Indemnification Agreement entered into with officers of Eaton Corporation - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2015

(ss)	Amendment to Limited Eaton Service Supplemental Retirement Income Plan I- Incorporated by reference to the Form 10-K Report for the year ended December 31, 2015

(tt)	First Amendment to Eaton Savings Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

(uu)	Second Amendment to Eaton Savings Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

	(vv)	First Amendment to Eaton Personal Investment Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

	(ww)	Second Amendment to Eaton Personal Investment Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

	(xx)	Amendment to Eaton Corporation Excess Benefits Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

	(yy)	Amendment to Eaton Corporation Supplemental Benefits Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

	(zz)	Second Amendment to Eaton Corporation Excess Benefits Plan II - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

	(aaa)	Second Amendment to Limited Eaton Service Supplemental Retirement Income Plan II - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

	(bbb)	Second Amendment to Eaton Corporation Supplemental Benefits Plan II - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

	(ccc)	2016 RSU Grant Agreement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

	(ddd)	2016 Performance Share Grant Agreement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

	(eee)	Special 2016 Performance Share Grant Agreement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

	(fff)	Stock and Asset Purchase Agreement, dated January 21, 2020 - Incorporated by reference to the Form 8-K filed on January 27, 2020

14		Code of Ethics - Incorporated by reference to the definitive Proxy Statement filed on March 14, 2008

21		Subsidiaries of Eaton Corporation plc - Filed in conjunction with this Form 10-K Report *

23		Consent of Independent Registered Public Accounting Firm - Filed in conjunction with this Form 10-K Report *

24		Power of Attorney - Filed in conjunction with this Form 10-K Report *

31.1		Certification of Principal Executive Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302) - Filed in conjunction with this Form 10-K Report *

31.2		Certification of Principal Financial Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302) - Filed in conjunction with this Form 10-K Report *

32.1		Certification of Principal Executive Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906) - Filed in conjunction with this Form 10-K Report *

32.2		Certification of Principal Financial Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906) - Filed in conjunction with this Form 10-K Report *

101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. *

101.SCH		XBRL Taxonomy Extension Schema Document *

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB		XBRL Taxonomy Extension Label Linkbase Document *

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document *

104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_______________________________

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017 (iii) Consolidated Balance Sheets at December 31, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017, (v) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2019, 2018 and 2017 and (vi) Notes to Consolidated Financial Statements for the year ended December 31, 2019.

Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON CORPORATION plc
Registrant

Date:	February 26, 2020	By:	/s/ Richard H. Fearon
Richard H. Fearon
(On behalf of the registrant and as Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
Date: February 26, 2020

Signature	Title

/s/ Craig Arnold		/s/ Richard H. Fearon
Craig Arnold	Chairman, Principal Executive Officer; Director	Richard H. Fearon	Principal Financial Officer, Director

/s/ Ken D. Semelsberger		*
Ken D. Semelsberger	Principal Accounting Officer	Todd M. Bluedorn	Director

*		*
Christopher M. Connor	Director	Michael J. Critelli	Director

*		*
Olivier Leonetti	Director	Deborah L. McCoy	Director

*		/s/ Gregory R. Page
Silvio Napoli	Director	Gregory R. Page	Director

*		*
Sandra Pianalto	Director	Gerald B. Smith	Director

*
Dorothy C. Thompson	Director

*By	/s/ Richard H. Fearon
Richard H. Fearon, Attorney-in-Fact for the officers and directors signing in the capacities indicated

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Eaton Corporation plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eaton Corporation plc (“the Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Unrecognized Income Tax Benefits
Description of the Matter

As discussed in Note 9 to the consolidated financial statements, the Company had gross unrecognized income tax benefits of $1,001 million related to its uncertain tax positions at December 31, 2019. Unrecognized income tax benefits are recorded under the two-step recognition and measurement principles when a tax position does not meet the more likely than not standard, or if a tax position meets the more likely than not standard, but the financial statement tax benefit is reduced as part of the measurement step.

The balance of unrecognized income tax benefits is comprised of uncertain tax positions which meet the more likely than not standard, but the financial statement tax benefit has been reduced as part of measuring the tax position.

Auditing management’s analysis of its uncertain tax positions and resulting unrecognized income tax benefits is complex as each tax position carries unique facts and circumstances that must be evaluated and ultimate resolution is dependent on uncontrollable factors such as the prospect of retroactive regulations, new case law, the willingness of the income tax authority to settle the issue, including the timing thereof; and other factors.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of management’s controls related to uncertain tax positions. For example, we tested controls over management’s application of the two-step recognition and measurement principles and management’s review of the inputs and resultant calculations of unrecognized income tax benefits, as well as the identification of uncertain tax positions.

We also evaluated the Company’s assessment of its uncertain tax positions. Our audit procedures included evaluating management’s accounting policies and documentation to assess the appropriateness and consistency of the methods and assumptions used to develop its uncertain tax positions and related unrecognized income tax benefit amounts by jurisdiction. We also tested the completeness and accuracy of the underlying data used by the Company. For example, we compared the unrecognized income tax benefits recorded with similar positions in prior periods and assessed management’s consideration of current tax controversy and litigation and trends in similar positions challenged by tax authorities. We also assessed the historical accuracy of management’s estimates of its unrecognized income tax benefits with the resolution of those positions. In addition, we involved tax subject matter professionals to evaluate the application of relevant tax laws in the Company’s recognition determination. Further, we tested the Company’s release of previously recorded unrecognized income tax benefits, which along with the recording of additional unrecognized tax benefits, impacts the Company’s tax provision. We have also evaluated the Company’s income tax disclosures in relation to these matters.

Reallocation of Goodwill related to the Divestiture of the Lighting Business
Description of the Matter

In October 2019, the Company announced the planned sale of its lighting, lighting controls and connected lighting solutions business (collectively referred to as “Lighting”) as discussed further in Notes 2 and 4 to the consolidated financial statements and classified Lighting as held for sale. In conjunction with the classification of Lighting as held for sale, management reassigned goodwill to the Lighting business and the impacted reporting unit using a relative fair value allocation. Goodwill of $470 million was allocated as part of classifying Lighting assets as held for sale in the fourth quarter.

Auditing the Company's allocation of goodwill to the Lighting business was complex due to the significant estimation required to determine the fair value of Lighting and the impacted reporting unit. The fair value estimates were sensitive to significant assumptions such as the weighted average cost of capital, revenue growth rates, operating margins, and perpetual growth rates, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of management’s controls over the goodwill allocation process. For example, we tested controls over management’s review of the significant assumptions described above along with the completeness and accuracy of the data used in the fair value estimates.

To test the estimated fair value of Lighting and the Company’s impacted reporting unit, our audit procedures included, among others, evaluating the Company’s fair value methodology, testing the significant assumptions discussed above and testing the underlying data used by the Company in its analysis. For example, we compared the significant assumptions used by management to current industry and economic trends. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of Lighting and the impacted reporting unit that would result from changes in assumptions. We also involved a valuation specialist to assist in our evaluation of the weighted average cost of capital. We tested the allocation of goodwill by recalculating the amounts based on the estimated fair value of Lighting and the impacted reporting unit.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1923.

Cleveland, Ohio
February 26, 2020

MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

We have prepared the accompanying consolidated financial statements and related information of Eaton Corporation plc ("Eaton") included herein for the three years ended December 31, 2019. The primary responsibility for the integrity of the financial information included in this annual report rests with management. The financial information included in this annual report has been prepared in accordance with accounting principles generally accepted in the United States based on our best estimates and judgments and giving due consideration to materiality. The opinion of Ernst & Young LLP, Eaton's independent registered public accounting firm, on those consolidated financial statements is included herein.
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

February 26, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Eaton Corporation plc
Opinion on Internal Control Over Financial Reporting
We have audited Eaton Corporation plc’s (“the Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of entities that were acquired during 2019 (as defined in Note 2 to the consolidated financial statements), which are included in the 2019 consolidated financial statements of the Company and constituted 5% of total assets (inclusive of acquired intangible assets) as of December 31, 2019 and less than 1% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of entities that were acquired during 2019.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 26, 2020 expressed an unqualified opinion thereon.
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
February 26, 2020

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Eaton Corporation plc ("Eaton") is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act rules 13a-15(f)).
Under the supervision and with the participation of Eaton's management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2019. Our evaluation of internal control over financial reporting did not include the internal controls of entities that were acquired during 2019 (as defined in Note 2), which are included in the 2019 consolidated financial statements and constituted approximately 5% of total assets (inclusive of acquired intangible assets) as of December 31, 2019 and less than 1% of net sales for the year then ended. In conducting this evaluation, we used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework). Based on this evaluation under the framework referred to above, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2019.
The independent registered public accounting firm Ernst & Young LLP has issued an audit report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2019. This report is included herein.

/s/ Craig Arnold	/s/ Richard H. Fearon	/s/ Ken D. Semelsberger
Principal Executive Officer	Principal Financial Officer	Principal Accounting Officer

February 26, 2020

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31
(In millions except for per share data)	2019	2018	2017
Net sales	$21,390	$21,609	$20,404

Cost of products sold	14,338	14,511	13,756
Selling and administrative expense	3,583	3,548	3,526
Research and development expense	606	584	584
Interest expense - net	236	271	246
Gain on sale of business	—	—	1,077
Arbitration decision expense	—	275	—
Other expense (income) - net	36	(4)	1
Income before income taxes	2,591	2,424	3,368
Income tax expense	378	278	382
Net income	2,213	2,146	2,986
Less net income for noncontrolling interests	(2)	(1)	(1)
Net income attributable to Eaton ordinary shareholders	$2,211	$2,145	$2,985

Net income per share attributable to Eaton ordinary shareholders
Diluted	$5.25	$4.91	$6.68
Basic	5.28	4.93	6.71

Weighted-average number of ordinary shares outstanding
Diluted	420.8	436.9	447.0
Basic	419.0	434.3	444.5

Cash dividends declared per ordinary share	$2.84	$2.64	$2.40

The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31
(In millions)	2019	2018	2017
Net income	$2,213	$2,146	$2,986
Less net income for noncontrolling interests	(2)	(1)	(1)
Net income attributable to Eaton ordinary shareholders	2,211	2,145	2,985

Other comprehensive income (loss), net of tax
Currency translation and related hedging instruments	16	(609)	807
Pensions and other postretirement benefits	(130)	(139)	241
Cash flow hedges	(31)	7	(4)
Other comprehensive income (loss) attributable to Eaton ordinary shareholders	(145)	(741)	1,044

Total comprehensive income attributable to Eaton ordinary shareholders	$2,066	$1,404	$4,029

The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED BALANCE SHEETS

	December 31
(In millions)	2019	2018
Assets
Current assets
Cash	$370	$283
Short-term investments	221	157
Accounts receivable - net	3,437	3,858
Inventory	2,805	2,785
Assets held for sale	1,377	—
Prepaid expenses and other current assets	518	507
Total current assets	8,728	7,590

Property, plant and equipment
Land and buildings	2,440	2,466
Machinery and equipment	6,266	6,106
Gross property, plant and equipment	8,706	8,572
Accumulated depreciation	(5,210)	(5,105)
Net property, plant and equipment	3,496	3,467

Other noncurrent assets
Goodwill	13,456	13,328
Other intangible assets	4,638	4,846
Operating lease assets	436	—
Deferred income taxes	372	293
Other assets	1,679	1,568
Total assets	$32,805	$31,092

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$255	$414
Current portion of long-term debt	248	339
Accounts payable	2,114	2,130
Accrued compensation	449	457
Liabilities held for sale	325	—
Other current liabilities	1,741	1,814
Total current liabilities	5,132	5,154

Noncurrent liabilities
Long-term debt	7,819	6,768
Pension liabilities	1,462	1,304
Other postretirement benefits liabilities	328	321
Operating lease liabilities	331	—
Deferred income taxes	396	349
Other noncurrent liabilities	1,204	1,054
Total noncurrent liabilities	11,540	9,796

Shareholders’ equity
Ordinary shares (413.3 million outstanding in 2019 and 423.6 million in 2018)	4	4
Capital in excess of par value	12,200	12,090
Retained earnings	8,170	8,161
Accumulated other comprehensive loss	(4,290)	(4,145)
Shares held in trust	(2)	(3)
Total Eaton shareholders’ equity	16,082	16,107
Noncontrolling interests	51	35
Total equity	16,133	16,142
Total liabilities and equity	$32,805	$31,092

The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31
(In millions)	2019	2018	2017
Operating activities
Net income	$2,213	$2,146	$2,986
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	884	903	914
Deferred income taxes	(71)	(115)	(206)
Pension and other postretirement benefits expense	157	159	208
Contributions to pension plans	(119)	(126)	(473)
Contributions to other postretirement benefits plans	(15)	(25)	(20)
Loss (gain) on sale of businesses	66	—	(843)
Changes in working capital
Accounts receivable - net	200	(123)	(231)
Inventory	(60)	(242)	(202)
Accounts payable	147	23	388
Accrued compensation	(23)	23	59
Accrued income and other taxes	(49)	(31)	(4)
Other current assets	(94)	71	2
Other current liabilities	(57)	144	(203)
Other - net	272	(149)	291
Net cash provided by operating activities	3,451	2,658	2,666

Investing activities
Capital expenditures for property, plant and equipment	(587)	(565)	(520)
Cash paid for acquisitions of businesses, net of cash acquired	(1,180)	—	—
Proceeds from (payments for) sales of businesses	(36)	—	607
Sales (purchases) of short-term investments - net	(70)	355	(298)
Proceeds from (payments for) settlement of currency exchange contracts not designated as hedges - net	54	(110)	—
Other - net	(47)	(78)	(6)
Net cash used in investing activities	(1,866)	(398)	(217)

Financing activities
Proceeds from borrowings	1,232	410	1,000
Payments on borrowings	(507)	(574)	(1,554)
Cash dividends paid	(1,201)	(1,149)	(1,068)
Exercise of employee stock options	66	29	66
Repurchase of shares	(1,029)	(1,271)	(850)
Employee taxes paid from shares withheld	(46)	(24)	(22)
Other - net	(9)	(2)	(14)
Net cash used in financing activities	(1,494)	(2,581)	(2,442)

Effect of currency on cash	(4)	43	11
Total increase (decrease) in cash	87	(278)	18
Cash at the beginning of the period	283	561	543
Cash at the end of the period	$370	$283	$561

The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at January 1, 2017	449.4	$5	$11,845	$7,555	$(4,448)	$(3)	$14,954	$44	$14,998
Cumulative-effect adjustment upon adoption of ASU 2016-09	—	—	—	48	—	—	48	—	48
Net income	—	—	—	2,985	—	—	2,985	1	2,986
Other comprehensive income, net of tax					1,044		1,044		1,044
Cash dividends paid	—	—	—	(1,068)	—	—	(1,068)	(5)	(1,073)
Issuance of shares under equity-based compensation plans	2.0	—	142	(2)	—	—	140	—	140
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(3)	(3)
Repurchase of shares	(11.5)	(1)	—	(849)	—	—	(850)	—	(850)
Balance at December 31, 2017	439.9	4	11,987	8,669	(3,404)	(3)	17,253	37	17,290
Cumulative-effect adjustment upon adoption of ASU 2014-09	—	—	—	(2)	—	—	(2)	—	(2)
Cumulative-effect adjustment upon adoption of ASU 2016-16	—	—	—	(199)	—	—	(199)	—	(199)
Net income	—	—	—	2,145	—	—	2,145	1	2,146
Other comprehensive loss, net of tax					(741)		(741)		(741)
Cash dividends paid	—	—	—	(1,149)	—	—	(1,149)	(1)	(1,150)
Issuance of shares under equity-based compensation plans	1.2	—	103	(3)	—	—	100	—	100
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(2)	(2)
Repurchase of shares	(17.5)	—	—	(1,300)	—	—	(1,300)	—	(1,300)
Balance at December 31, 2018	423.6	4	12,090	8,161	(4,145)	(3)	16,107	35	16,142
Net income	—	—	—	2,211	—	—	2,211	2	2,213
Other comprehensive loss, net of tax					(145)		(145)		(145)
Cash dividends paid	—	—	—	(1,201)	—	—	(1,201)	(3)	(1,204)
Issuance of shares under equity-based compensation plans	2.2	—	110	(1)	—	1	110	—	110
Acquisitions of businesses	—	—	—	—	—	—	—	55	55
Acquisition of noncontrolling interest obtained through tender offer	—	—	—	—	—	—	—	(33)	(33)
Business divestiture	—	—	—	—	—	—	—	(4)	(4)
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(1)	(1)
Repurchase of shares	(12.5)	—	—	(1,000)	—	—	(1,000)	—	(1,000)
Balance at December 31, 2019	413.3	$4	$12,200	$8,170	$(4,290)	$(2)	$16,082	$51	$16,133

The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts are in millions unless indicated otherwise (per share data assume dilution).

Note 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General Information and Basis of Presentation
Eaton Corporation plc (Eaton or the Company) is a power management company with 2019 net sales of $21.4 billion. Eaton’s mission is to improve the quality of life and the environment through the use of power management technologies and services. We provide sustainable solutions that help our customers effectively manage electrical, hydraulic and mechanical power – more safely, more efficiently and more reliably. Eaton has approximately 101,000 employees in 60 countries and sells products to customers in more than 175 countries.
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
Adoption of New Accounting Standards
Eaton adopted Accounting Standard Update 2016-02, Leases (Topic 842), and related amendments, in the first quarter of 2019 using the optional transition method and has not restated prior periods. The Company elected to use the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the carry forward of historical lease classification of existing leases. The Company recorded a cumulative-effect adjustment of less than $1 to retained earnings as of January 1, 2019. Additionally, the adoption of the new standard resulted in the recording of lease assets and lease liabilities for operating leases of $435 and $446, respectively, as of January 1, 2019. The adoption of this standard did not have a material impact to the Consolidated Statements of Income or Cash Flows.
Eaton adopted Accounting Standard Update 2017-12, Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities, in the first quarter 2019 using the modified retrospective approach for hedge instruments that existed at the date of adoption. ASU 2017-12 is intended to better align the Company's risk management activities with financial reporting for hedging relationships. The standard eliminates the requirement to separately measure and report hedge ineffectiveness, expands the ability to hedge specific risk components, and generally requires the change in value of the hedge instrument and hedged item to be presented in the same income statement line. The new disclosure requirements were applied on a prospective basis and comparative information has not been restated. The adoption of this standard did not have a material impact on the consolidated financial statements.
Eaton adopted Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, in the first quarter of 2020. This standard introduces new guidance for accounting for credit losses on receivables. The Company did not recognize a cumulative-effect adjustment to retained earnings as of January 1, 2020, as the adoption of this standard did not have a material impact on the consolidated financial statements.

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
The annual goodwill impairment test was performed using a qualitative analysis in 2019 and 2018, except for the Hydraulics segment which used a quantitative analysis in 2019. A qualitative analysis is performed by assessing certain trends and factors, including projected market outlook and growth rates, forecasted and actual sales and operating profit margins, discount rates, industry data, and other relevant qualitative factors. These trends and factors are compared to, and based on, the assumptions used in the most recent quantitative analysis performed for each reporting unit. The results of the qualitative analyses did not indicate a need to perform quantitative analysis.
Goodwill impairment testing was also performed using quantitative analyses in 2019 as a result of the Lighting business being classified as held for sale as discussed in Note 2, and in 2018 for the Electrical Products, Vehicle and eMobility segments due to a reorganization of the Company’s businesses resulting in the creation of the eMobility segment. The Company used the relative fair value method to reallocate goodwill.
Quantitative analyses were performed by estimating the fair value for each reporting unit using a discounted cash flow model, which considered forecasted cash flows discounted at an estimated weighted-average cost of capital. The forecasted cash flows were based on the Company's long-term operating plan and a terminal value was used to estimate the operating segment's cash flows beyond the period covered by the operating plan. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market holders of a business enterprise. These analyses require the exercise of judgments, including judgments about appropriate discount rates, perpetual growth rates, revenue growth, and margin assumptions of the respective reporting unit. Sensitivity analyses were performed around certain of these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values.
Based on these analyses performed in 2019 and 2018, the fair value of Eaton's reporting units continue to substantially exceed their respective carrying amounts and thus, no impairment exists.

Indefinite life intangible assets consist of certain trademarks. They are evaluated annually for impairment as of July 1 using either a quantitative or qualitative analysis to determine whether their fair values exceed their respective carrying amounts. Indefinite life intangible asset impairment testing for 2019 and 2018 was performed using a quantitative analysis. The Company determines the fair value of these assets using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability. Additionally, indefinite life intangible assets are evaluated for impairment whenever an event occurs or circumstances change that would indicate that it is more likely than not that the asset is impaired. For 2019 and 2018, the fair value of indefinite lived intangible assets exceeded the respective carrying value.
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
Other Long-Lived Assets
Depreciation and amortization for property, plant and equipment, and intangible assets subject to amortization, are generally computed by the straight-line method and included in Cost of products sold, Selling and administrative expense, and Research and development expense, as appropriate. Cost of buildings are depreciated generally over 40 years and machinery and equipment over 3 to 10 years. At December 31, 2019, the weighted-average amortization period for intangible assets subject to amortization was 18 years for patents and technology; 17 years for customer relationships; and 17 years for certain trademarks. Software is generally amortized up to a life of 15 years.
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
Net actuarial gains or losses are amortized to expense on a plan-by-plan basis when they exceed the accounting corridor. The Company’s corridors are set at either 8% or 10%, depending on the plan, of the greater of the plan assets or benefit obligations. Gains or losses outside of the corridor are subject to amortization over an average employee future service period that differs by plan, but is approximately 10 years on a weighted average basis. If most or all of the plan’s participants are no longer actively accruing benefits, the average life expectancy is used.
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

Income Taxes
Deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax basis of the respective assets and liabilities, using enacted tax rates in effect for the year when the differences are expected to reverse. Deferred income tax assets are recognized for income tax loss carryforwards and income tax credit carryforwards. Judgment is required in determining and evaluating income tax provisions and valuation allowances for deferred income tax assets. Eaton recognizes an income tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. Eaton evaluates and adjusts these accruals based on changing facts and circumstances. Eaton recognizes interest and penalties related to unrecognized income tax benefits in the provision for income tax expense. Eaton's policy is to release income tax effects from accumulated other comprehensive income when individual units of account are sold, terminated, or extinguished. For additional information about income taxes, see Note 9.
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

Note 2.	ACQUISITIONS AND DIVESTITURES OF BUSINESSES
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
Acquisition of controlling interest of Ulusoy Elektrik Imalat Taahhut ve Ticaret A.S.
On April 15, 2019, Eaton completed the acquisition of an 82.275% controlling interest in Ulusoy Elektrik Imalat Taahhut ve Ticaret A.S. (Ulusoy Elektrik), a leading manufacturer of electrical switchgear based in Ankara, Turkey, with a primary focus on medium voltage solutions for industrial and utility customers. Its sales for the 12 months ended September 30, 2018 were $126. The purchase price for the shares was $214 on a cash and debt free basis. As required by the Turkish capital markets legislation, Eaton filed an application to execute a mandatory tender offer for the remaining shares shortly after the transaction closed. During the tender offer, Eaton purchased additional shares for $33 through July 2019 to increase its ownership interest to 93.7%. Ulusoy Elektrik is reported within the Electrical Systems and Services business segment.
Acquisition of Innovative Switchgear Solutions, Inc.
On July 19, 2019, Eaton acquired Innovative Switchgear Solutions, Inc. (ISG), a specialty manufacturer of medium-voltage electrical equipment serving the North American utility, commercial and industrial markets. Its 2018 sales were approximately $18. ISG is reported within the Electrical Systems and Services business segment.
Acquisition of Souriau-Sunbank Connection Technologies
On December 20, 2019, Eaton acquired the Souriau-Sunbank Connection Technologies (Souriau-Sunbank) business of TransDigm Group Inc. for a cash purchase price of $903, net of cash received. Headquartered in Versailles, France, Souriau-Sunbank is a global leader in highly engineered electrical interconnect solutions for harsh environments in the aerospace, defense, industrial, energy, and transport markets. Its sales for the 12 months ended June 30, 2019 were $363. Souriau-Sunbank is reported within the Aerospace business segment.

The acquisition of Souriau-Sunbank has been accounted for using the acquisition method of accounting which requires the assets acquired and liabilities assumed be recognized at their respective fair values on the acquisition date. The table below summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed on the acquisition date. These preliminary estimates will be revised during the measurement period as third-party valuations are received and finalized, further information becomes available and additional analyses are performed, and these differences could have a material impact on Eaton's preliminary purchase price allocation.

December 20, 2019
Accounts Receivables	$60
Inventory	121
Prepaid expenses and other current assets	5
Property, plant and equipment	101
Other intangible assets	385
Other assets	8
Accounts payable	(34)
Other current liabilities	(51)
Other noncurrent liabilities	(130)
Total identifiable net assets	465
Noncontrolling interests	(4)
Goodwill	442
Total consideration, net of cash received	$903

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the anticipated synergies of acquiring Souriau-Sunbank. Goodwill recognized as a result of the acquisition is not deductible for tax purposes. Other intangible assets of $385 are expected to include customer relationships, trademarks and technology. Given the timing of the acquisition, Eaton utilized a benchmarking approach based on similar acquisitions to determine the preliminary fair values for intangible assets. See Note 4 for additional information about goodwill and other intangible assets.
The Company incurred $2 of acquisition related transaction costs in 2019 for Souriau-Sunbank that were included in Selling and administrative expense.
Eaton’s Consolidated Financial Statements include Souriau-Sunbank’s results of operations, including sales of $3, from the date of the acquisition through December 31, 2019.
Sale of Automotive Fluid Conveyance business
On December 31, 2019, Eaton sold its Automotive Fluid Conveyance Business. The transaction resulted in a pre-tax loss of $66 which was recorded in Other expense (income) - net. This business was reported within the Vehicle business segment.
Pending Sale of Lighting business
On October 15, 2019, Eaton entered into an agreement to sell its Lighting business to Signify N.V. for a cash purchase price of $1.4 billion. The Lighting business, which had sales of $1.6 billion in 2019 as part of the Electrical Products business segment, serves customers in commercial, industrial, residential and municipal markets. During the fourth quarter of 2019, the Company determined the Lighting business met the criteria to be classified as held for sale. Therefore, its assets and liabilities have been presented as held for sale in the Consolidated Balance Sheet as of December 31, 2019. Assets and liabilities classified as held for sale are measured at the lower of carrying value or fair value less costs to sell. There was no write-down as fair value of the Lighting business assets less costs to sell exceeded carrying value. Depreciation and amortization expense is not recorded for the period in which Other long-lived assets are classified as held for sale.
The Company used the relative fair value method to allocate goodwill to the Lighting business. The fair values of the Electrical Products business segment and Lighting business were estimated based on a combination of the price paid to Eaton by Signify N.V. and a discounted cash flow model. The model includes estimates of future cash flows, future growth rates, terminal value amounts, and the applicable weighted-average cost of capital used to discount those estimated cash flows. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market holders of a business enterprise. These analyses require the exercise of judgments, including judgments about appropriate discount rates, perpetual growth rates, revenue growth, and margin assumptions.

The assets and liabilities of the Lighting business classified as held for sale at December 31, 2019 are as follows:

Accounts receivable - net	$220
Inventory	161
Prepaid expenses and other current assets	10
Net property, plant and equipment	155
Goodwill	470
Other intangible assets	330
Operating lease assets	25
Other noncurrent assets	6
Assets held for sale - current	$1,377

Accounts payable	$184
Accrued compensation	7
Other current liabilities	102
Pension liabilities	3
Operating lease liabilities	17
Deferred income taxes	(1)
Other noncurrent liabilities	13
Liabilities held for sale - current	$325

The Lighting business did not meet the criteria to be classified as discontinued operations as the sale does not represent a strategic shift that will have a major effect on the Company's operations. The transaction is subject to customary closing conditions and regulatory approvals and is expected to close in the first quarter of 2020.
Pending Sale of Hydraulics business
On January 21, 2020, Eaton entered into an agreement to sell its Hydraulics business to Danfoss A/S, a Danish industrial company, for $3.3 billion in cash. Eaton’s Hydraulics business, which accounted for 86% of Eaton’s Hydraulics segment revenue in 2019, is a global leader in hydraulics components, systems, and services for industrial and mobile equipment. The business had sales of $2.2 billion in 2019. Eaton is retaining the Filtration and Golf Grip businesses currently reported in the company’s Hydraulics segment. Eaton expects the Hydraulics business to be classified as held for sale during the first quarter of 2020. The Hydraulics business did not meet the criteria to be classified as discontinued operations as the sale does not represent a strategic shift that will have a major effect on the Company's operations. The transaction is subject to customary closing conditions and regulatory approvals and is expected to close by the end of 2020.
Acquisition of Power Distribution, Inc.
On February 25, 2020, Eaton completed the acquisition of Power Distribution, Inc. a leading supplier of mission critical power distribution, static switching, and power monitoring equipment and services for data centers and industrial and commercial customers. The company is headquartered in Richmond, Virginia, and had 2019 sales of $125. Power Distribution, Inc. will be reported within the Electrical Systems and Services business segment.

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
Sales of products and services varies by segment and are discussed in Note 15.
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

	2019
Net sales	United States	Rest of World	Total
Electrical Products	$4,269	$2,879	$7,148
Electrical Systems and Services	4,148	2,139	6,287
Hydraulics	1,112	1,440	2,552

	Original Equipment Manufacturers	Aftermarket, Distribution and End User
Aerospace	$1,167	$877	2,044

	Commercial	Passenger and Light Duty
Vehicle	$1,538	$1,500	3,038

eMobility			321

Total			$21,390

	2018
Net sales	United States	Rest of World	Total
Electrical Products	$4,112	$3,012	$7,124
Electrical Systems and Services	3,936	2,088	6,024
Hydraulics	1,190	1,566	2,756

	Original Equipment Manufacturers	Aftermarket, Distribution and End User
Aerospace	$1,085	$811	1,896

	Commercial	Passenger and Light Duty
Vehicle	$1,759	$1,730	3,489

eMobility			320

Total			$21,609

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (revenue recognized exceeds amount billed to the customer), and deferred revenue (advance payments and billings in excess of revenue recognized). Accounts receivables from customers were $3,090 and $3,402 at December 31, 2019 and December 31, 2018, respectively. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. These assets and liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Unbilled receivables were $101 and $94 at December 31, 2019 and December 31, 2018, respectively, and are recorded in Prepaid expenses and other current assets. The increase in unbilled receivables was primarily due to revenue recognized and not yet billed, partially offset by billings to customers during 2019.
Changes in the deferred revenue liabilities are as follows:

Deferred Revenue
Balance at January 1, 2018	$227
Customer deposits and billings	967
Revenue recognized in the period	(939)
Translation	(7)
Balance at December 31, 2018	$248
Customer deposits and billings	982
Revenue recognized in the period	(993)
Translation	3
Deferred revenue reclassified to held for sale	(6)
Balance at December 31, 2019	$234

A significant portion of open orders placed with Eaton are by original equipment manufacturers or distributors. These open orders are not considered firm as they have been historically subject to releases by customers. In measuring backlog of unsatisfied or partially satisfied obligations, only the amount of orders to which customers are firmly committed are included. Using this criterion, total backlog at December 31, 2019 was approximately $5.4 billion. At December 31, 2019, Eaton expects to recognize approximately 87% of this backlog in the next twelve months and the rest thereafter.

Note 4.	GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill by segment follow:

	January 1, 2018	Translation	December 31, 2018	Additions	Goodwill reclassified to held for sale	Translation	December 31, 2019
Electrical Products	$6,678	$(116)	$6,562	$—	$(470)	$(2)	$6,090
Electrical Systems and Services	4,311	(70)	4,241	163	—	6	4,410
Hydraulics	1,257	(45)	1,212	—	—	(13)	1,199
Aerospace	947	(6)	941	442	—	3	1,386
Vehicle	294	(2)	292	—	—	(1)	291
eMobility	81	(1)	80	—	—	—	80
Total	$13,568	$(240)	$13,328	$605	$(470)	$(7)	$13,456

The 2019 additions to goodwill relate to the anticipated synergies of acquiring Souriau-Sunbank, Ulusoy Elektrik and ISG. The allocations of the purchase price from these acquisitions are preliminary and will be completed during the measurement period.
A summary of other intangible assets follows:

	2019		2018
	Historical cost	Accumulated amortization	Historical cost	Accumulated amortization
Intangible assets not subject to amortization
Trademarks	$1,516		$1,626

Intangible assets subject to amortization
Customer relationships	$3,260	$1,634	$3,463	$1,600
Patents and technology	1,542	704	1,329	646
Trademarks	1,057	457	1,032	419
Other	92	34	92	31
Total intangible assets subject to amortization	$5,951	$2,829	$5,916	$2,696

Amortization expense related to intangible assets subject to amortization in 2019, and estimated amortization expense for each of the next five years, follows:

2019	$354
2020	351
2021	341
2022	332
2023	286
2024	275

Note 5.	LEASES
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
The components of lease expense follows:

2019
Operating lease cost	$166
Finance lease cost:
Amortization of lease assets	5
Interest on lease liabilities	1
Short-term lease cost	46
Variable lease cost	22
Sublease income	(3)
Total lease cost	$237

The net gain recorded on sale leaseback transactions for the year ended December 31, 2019 were $16.
Supplemental cash flow information related to leases follows:

2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$(168)
Operating cash outflows - interest payments on finance leases	(1)
Financing cash outflows - payments on finance lease obligations	(6)

Lease assets obtained in exchange for new lease obligations, including leases acquired:
Operating leases	$114
Finance leases	24

Supplemental balance sheet information related to leases follows:

December 31, 2019
Operating Leases
Operating lease assets	$436

Other current liabilities	121
Operating lease liabilities	331
Total operating lease liabilities	$452

Finance Leases
Land and buildings	$24
Machinery and equipment	18
Accumulated depreciation	(16)
Net property, plant and equipment	$26

Current portion of long-term debt	$6
Long-term debt	21
Total finance lease liabilities	$27

Weighted-average remaining lease term
Operating leases	5.1 years
Finance leases	6.8 years

Weighted-average discount rate
Operating leases	3.7%
Finance leases	7.6%

Maturities of lease liabilities at December 31, 2019 follows:

	Operating Leases	Finance Leases
2020	$142	$8
2021	113	8
2022	82	6
2023	56	4
2024	37	2
Thereafter	82	9
Total lease payments	512	37
Less imputed interest	60	10
Total present value of lease liabilities	$452	$27

A summary of minimum rental commitments at December 31, 2018 under noncancelable operating leases, which expire at various dates and in most cases contain renewal options, for each of the next five years and thereafter in the aggregate, follow:

Operating Leases
2019	$165
2020	133
2021	106
2022	75
2023	53
Thereafter	110
Total lease commitments	$642

A summary of rental expense follows:

2018	$232
2017	222

Note 6.	DEBT
A summary of long-term debt, including the current portion, follows:

	2019	2018
6.95% notes due 2019 ($300 converted to floating rate by interest rate swap)	$—	$300
3.875% debentures due 2020 ($150 converted to floating rate by interest rate swap)	239	239
3.47% notes due 2021 ($275 converted to floating rate by interest rate swap)	300	300
0.02% Euro notes due 2021	674	—
8.10% debentures due 2022 ($100 converted to floating rate by interest rate swap)	100	100
2.75% senior notes due 2022 ($1,400 converted to floating rate by interest rate swap)	1,600	1,600
3.68% notes due 2023 ($200 converted to floating rate by interest rate swap)	300	300
0.75% Euro notes due 2024	617	629
6.50% debentures due 2025	145	145
0.70% Euro notes due 2025	562	—
3.10% senior notes due 2027	700	700
7.65% debentures due 2029 ($50 converted to floating rate by interest rate swap)	200	200
4.00% senior notes due 2032	700	700
5.45% debentures due 2034 ($25 converted to floating rate by interest rate swap)	137	136
5.80% notes due 2037	240	240
4.15% senior notes due 2042	1,000	1,000
3.92% senior notes due 2047	300	300
5.25% to 7.875% notes (maturities ranging from 2024 to 2035, including $25 converted to floating rate by interest rate swap)	165	203
Other	88	15
Total long-term debt	8,067	7,107
Less current portion of long-term debt	(248)	(339)
Long-term debt less current portion	$7,819	$6,768

Substantially all these long-term debt instruments are fully and unconditionally guaranteed on an unsubordinated, unsecured basis by Eaton and certain of its direct and indirect subsidiaries (the Senior Notes). Further, as of December 31, 2019 all of these long-term debt instruments, except the 3.875% debentures due 2020, the 3.47% notes due 2021, the 0.02% Euro notes due 2021, the 3.68% notes due 2023, the 0.75% Euro notes due 2024, and the 0.70% Euro notes due 2025, are registered by Eaton Corporation under the Securities Act of 1933, as amended (the Registered Senior Notes).

The Company maintains long-term revolving credit facilities totaling $2,000, consisting of a $750 five-year revolving credit facility that will expire November 17, 2022, a $500 four-year revolving credit facility that will expire November 7, 2023, and a $750 five-year revolving credit facility that will expire November 7, 2024. The revolving credit facilities are used to support commercial paper borrowings and are fully and unconditionally guaranteed by Eaton and certain of its direct and indirect subsidiaries on an unsubordinated, unsecured basis. There were no borrowings outstanding under Eaton's revolving credit facilities at December 31, 2019 or 2018. The Company had available lines of credit of $1,027 from various banks primarily for the issuance of letters of credit, of which there was $263 of letters of credit issued thereunder at December 31, 2019. Borrowings outside the United States are generally denominated in local currencies.
At December 31, 2019, short-term debt of $255 was comprised entirely of short-term commercial paper in the United States, which had a weighted average interest rate of 1.85%.
On May 14, 2019, a subsidiary of Eaton issued Euro denominated notes (2019 Euro Notes) with a face value of €1,100 ($1,232 based on the May 14, 2019 spot rate), in accordance with Regulation S promulgated under the Securities Act of 1933, as amended. The 2019 Euro Notes are comprised of two tranches of €600 and €500, which mature in 2021 and 2025, respectively, with interest payable annually at a respective rate of 0.02% and 0.70%. The issuer received proceeds totaling €1,097 ($1,229 based on the May 14, 2019 spot rate) from the issuance, net of financing costs and discounts. The senior 2019 Euro Notes are fully and unconditionally guaranteed on an unsubordinated, unsecured basis by Eaton and certain of its direct and indirect subsidiaries. The 2019 Euro Notes contain customary optional redemption and par call provisions. The 2019 Euro Notes also contain a change of control provision which requires the Company to make an offer to purchase all or any part of the 2019 Euro Notes at a purchase price of 101% of the principal amount plus accrued and unpaid interest. The capitalized deferred financing fees are amortized in Interest expense-net over the respective terms of the 2019 Euro Notes. The 2019 Euro Notes are subject to customary non-financial covenants.
Eaton is in compliance with each of its debt covenants for all periods presented.
Maturities of long-term debt for each of the next five years follow:

2020	$248
2021	981
2022	1,704
2023	303
2024	685

Interest paid on debt follows:

2019	$279
2018	313
2017	293

Note 7.	RETIREMENT BENEFITS PLANS
Eaton has defined benefits pension plans and other postretirement benefits plans.
Obligations and Funded Status

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
	2019	2018	2019	2018	2019	2018
Funded status
Fair value of plan assets	$3,433	$3,068	$1,903	$1,560	$23	$37
Benefit obligations	(4,028)	(3,633)	(2,747)	(2,285)	(378)	(378)
Funded status	$(595)	$(565)	$(844)	$(725)	$(355)	$(341)

Amounts recognized in the Consolidated Balance Sheets
Non-current assets	$—	$—	$73	$58	$—	$—
Current liabilities	(23)	(20)	(27)	(24)	(27)	(20)
Non-current liabilities	(572)	(545)	(890)	(759)	(328)	(321)
Total	$(595)	$(565)	$(844)	$(725)	$(355)	$(341)

Amounts recognized in Accumulated other comprehensive loss (pre-tax)
Net actuarial (gain) loss	$1,096	$1,153	$879	$683	$(8)	$(20)
Prior service cost (credit)	7	7	25	27	(17)	(32)
Total	$1,103	$1,160	$904	$710	$(25)	$(52)

Change in Benefit Obligations

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
	2019	2018	2019	2018	2019	2018
Balance at January 1	$3,633	$3,961	$2,285	$2,399	$378	$448
Service cost	91	100	58	63	2	2
Interest cost	138	122	57	52	14	13
Actuarial (gain) loss	435	(272)	315	(16)	14	(39)
Gross benefits paid	(270)	(282)	(102)	(112)	(60)	(67)
Currency translation	—	—	47	(124)	2	(4)
Plan amendments	1	4	—	21	1	—
Acquisitions and divestitures	—	—	(4)	—	—	—
Benefit obligation reclassified to held for sale	—	—	(4)	—	—	—
Other	—	—	95	2	27	25
Balance at December 31	$4,028	$3,633	$2,747	$2,285	$378	$378

Accumulated benefit obligation	$3,883	$3,506	$2,592	$2,175

Change in Plan Assets

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
	2019	2018	2019	2018	2019	2018
Balance at January 1	$3,068	$3,585	$1,560	$1,727	$37	$55
Actual return on plan assets	618	(252)	230	(72)	5	—
Employer contributions	17	17	102	109	15	25
Gross benefits paid	(270)	(282)	(102)	(112)	(60)	(67)
Currency translation	—	—	58	(93)	—	—
Other	—	—	55	1	26	24
Balance at December 31	$3,433	$3,068	$1,903	$1,560	$23	$37

The components of pension plans with an accumulated benefit obligation in excess of plan assets at December 31 follow:

	United States pension liabilities		Non-United States pension liabilities
	2019	2018	2019	2018
Projected benefit obligation	$4,028	$3,633	$1,107	$905
Accumulated benefit obligation	3,883	3,506	1,028	853
Fair value of plan assets	3,433	3,068	242	158

Changes in pension and other postretirement benefit liabilities recognized in Accumulated other comprehensive loss follow:

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
	2019	2018	2019	2018	2019	2018
Balance at January 1	$1,160	$1,063	$710	$604	$(52)	$(27)
Prior service cost arising during the year	1	4	—	21	1	—
Net loss (gain) arising during the year	52	233	231	161	11	(36)
Currency translation	—	—	15	(35)	1	(2)
Less amounts included in expense during the year	(110)	(140)	(52)	(41)	14	13
Net change for the year	(57)	97	194	106	27	(25)
Balance at December 31	$1,103	$1,160	$904	$710	$(25)	$(52)

Benefits Expense

	United States pension benefit expense			Non-United States pension benefit expense			Other postretirement benefits expense
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Service cost	$91	$100	$96	$58	$63	$71	$2	$2	$3
Interest cost	138	122	123	57	52	55	14	13	14
Expected return on plan assets	(235)	(253)	(244)	(106)	(105)	(94)	(2)	(3)	(4)
Amortization	62	94	83	38	39	51	(14)	(13)	(13)
	56	63	58	47	49	83	—	(1)	—
Settlements, curtailments and special termination benefits	48	46	62	14	2	5	—	—	—
Total expense	$104	$109	$120	$61	$51	$88	$—	$(1)	$—

Total pension benefits expense of $165 includes $8 of settlement expense related to the sale of the Automotive Fluid Conveyance Business discussed in Note 2. The components of retirement benefits expense other than service costs are included in Other expense (income) - net.
The estimated pre-tax net amounts that will be recognized from Accumulated other comprehensive loss into net periodic benefit cost in 2020 follow:

	United States pension liabilities	Non-United States pension liabilities	Other postretirement liabilities
Actuarial loss	$144	$59	$1
Prior service cost (credit)	1	3	(14)
Total	$145	$62	$(13)

Retirement Benefits Plans Assumptions
For purposes of determining liabilities related to pension plans and other postretirement benefits plans in the United States, in 2017 the Company used 2014 mortality tables and a generational improvement scale that is based on MP-2017. In 2018 and 2019, for the majority of its plans in the United States, the Company used mortality tables that are based on the Company's own experience and generational improvement scales that are based on MP-2018 and MP-2019, respectively.
To estimate the service and interest cost components of net periodic benefit cost for the vast majority of its defined benefits pension and other postretirement benefits plans, the Company used a spot rate approach by applying the specific spot rates along the yield curve used to measure the benefit obligation at the beginning of the period to the relevant projected cash flows.
Pension Plans

	United States pension plans			Non-United States pension plans
	2019	2018	2017	2019	2018	2017
Assumptions used to determine benefit obligation at year-end
Discount rate	3.22%	4.28%	3.64%	2.02%	2.83%	2.62%
Rate of compensation increase	3.14%	3.14%	3.15%	3.05%	3.10%	3.11%

Assumptions used to determine expense
Discount rate used to determine benefit obligation	4.28%	3.64%	4.12%	2.83%	2.62%	2.63%
Discount rate used to determine service cost	4.39%	3.78%	4.31%	4.02%	3.54%	3.38%
Discount rate used to determine interest cost	3.94%	3.19%	3.40%	2.56%	2.31%	2.34%
Expected long-term return on plan assets	7.25%	7.52%	7.90%	6.42%	6.40%	6.30%
Rate of compensation increase	3.14%	3.15%	3.15%	3.10%	3.11%	3.13%

The expected long-term rate of return on pension assets was determined for each country and reflects long-term historical data taking into account each plan's target asset allocation. The expected long-term rates of return on pension assets for United States pension plans and Non-United States pension plans for 2020 are 7.25% and 5.84%, respectively. The discount rates were determined using appropriate bond data for each country.

Other Postretirement Benefits Plans
Substantially all of the obligation for other postretirement benefits plans relates to United States plans. Assumptions used to determine other postretirement benefits obligations and expense follow:

	Other postretirement benefits plans
	2019	2018	2017
Assumptions used to determine benefit obligation at year-end
Discount rate	3.13%	4.23%	3.55%
Health care cost trend rate assumed for next year	6.95%	7.10%	8.25%
Ultimate health care cost trend rate	4.75%	4.75%	4.75%
Year ultimate health care cost trend rate is achieved	2029	2028	2027

Assumptions used to determine expense
Discount rate used to determine benefit obligation	4.23%	3.55%	3.96%
Discount rate used to determine service cost	4.29%	3.62%	4.11%
Discount rate used to determine interest cost	3.85%	3.04%	3.18%
Initial health care cost trend rate	7.10%	8.25%	7.35%
Ultimate health care cost trend rate	4.75%	4.75%	4.75%
Year ultimate health care cost trend rate is achieved	2028	2027	2026

Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plans. A 1-percentage point change in the assumed health care cost trend rates would have the following effects:

	1% increase	1% decrease
Effect on total service and interest cost	$1	$—
Effect on other postretirement liabilities	10	(8)

Employer Contributions to Retirement Benefits Plans
Contributions to pension plans that Eaton expects to make in 2020, and made in 2019, 2018 and 2017, follow:

	2020	2019	2018	2017
United States plans	$24	$17	$17	$374
Non-United States plans	104	102	109	99
Total contributions	$128	$119	$126	$473

The following table provides the estimated pension and other postretirement benefit payments for each of the next five years, and the five years thereafter in the aggregate. For other postretirement benefits liabilities, the expected subsidy receipts related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 would reduce the gross payments listed below.

	Estimated United States pension payments	Estimated non-United States pension payments	Estimated other postretirement benefit payments
			Gross	Medicare prescription drug subsidy
2020	$316	$96	$36	$(1)
2021	313	96	31	(1)
2022	307	100	31	—
2023	306	103	28	—
2024	299	106	26	—
2025 - 2029	1,436	594	112	(1)

Pension Plan Assets
Investment policies and strategies are developed on a country specific basis. The United States plans, representing 64% of worldwide pension assets, and the United Kingdom plans representing 28% of worldwide pension assets, are invested primarily for growth, as the majority of the assets are in plans with active participants and ongoing accruals. In general, the plans have their primary allocation to diversified global equities, primarily through index funds in the form of common collective and other trusts. The United States plans' target allocation is 25% United States equities, 25% non-United States equities, 8% real estate (primarily equity of real estate investment trusts), 37% debt securities and 5% other, including private equity and cash equivalents. The United Kingdom plans' target asset allocations are 60% equities and the remainder in debt securities, cash equivalents and real estate investments. The equity risk for the plans is managed through broad geographic diversification and diversification across industries and levels of market capitalization. The majority of debt allocations for these plans are longer duration government and corporate debt. The United States, United Kingdom and Canada pension plans are authorized to use derivatives to achieve more economically desired market exposures and to use futures, swaps and options to gain or hedge exposures.
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

Pension Plans
A summary of the fair value of pension plan assets at December 31, 2019 and 2018, follows:

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)[1]
2019
Common collective trusts
Non-United States equity and global equities	$606	$—	$606	$—
United States equity	74	—	74	—
Fixed income	571	—	571	—
Fixed income securities	885	—	885	—
United States treasuries	330	330	—	—
Bank loans	104	—	104	—
Real estate	299	225	13	61
Cash equivalents	196	67	129	—
Exchange traded funds	79	79	—	—
Other	167	—	38	129
Common collective and other trusts measured at net asset value	2,108
Money market funds measured at net asset value	6
Pending purchases and sales of plan assets, and interest receivable	(89)
Total pension plan assets	$5,336	$701	$2,420	$190
1 These pension plan assets include private real estate, private credit and private equity funds that generally have redemption notice periods of six months or longer, and are not eligible for redemption until the underlying assets are liquidated or distributed. The Company has unfunded commitments to these funds of approximately $334 at December 31, 2019, which will be satisfied by a reallocation of pension plan assets.

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)[1]
2018
Common collective trusts
Non-United States equity and global equities	$612	$—	$612	$—
United States equity	50	—	50	—
Fixed income	483	—	483	—
Fixed income securities	721	—	721	—
United States treasuries	262	262	—	—
Bank loans	107	—	107	—
Real estate	202	181	—	21
Equity securities	51	51	—	—
Cash equivalents	176	130	46	—
Exchange traded funds	60	60	—	—
Other	90	—	15	75
Common collective and other trusts measured at net asset value	1,833
Money market funds measured at net asset value	5
Pending purchases and sales of plan assets, and interest receivable	(24)
Total pension plan assets	$4,628	$684	$2,034	$96

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

The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed during 2018 and 2019 due to the following:

	Real estate	Other	Total
Balance at January 1, 2018	$19	$73	$92
Actual return on plan assets:
Gains (losses) relating to assets still held at year-end	(1)	—	(1)
Purchases, sales, settlements - net	3	2	5
Transfers into or out of Level 3	—	—	—
Balance at December 31, 2018	21	75	96
Actual return on plan assets:
Gains (losses) relating to assets still held at year-end	4	12	16
Purchases, sales, settlements - net	36	42	78
Transfers into or out of Level 3	—	—	—
Balance at December 31, 2019	$61	$129	$190

Other Postretirement Benefits Plans
A summary of the fair value of other postretirement benefits plan assets at December 31, 2019 and 2018, follows:

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
2019
Cash equivalents	$5	$5	$—	$—
Common collective and other trusts measured at net asset value	18
Total other postretirement benefits plan assets	$23	$5	$—	$—

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
2018
Cash equivalents	$6	$6	$—	$—
Common collective and other trusts measured at net asset value	31
Total other postretirement benefits plan assets	$37	$6	$—	$—

Valuation Methodologies
Following is a description of the valuation methodologies used for pension and other postretirement benefits plan assets measured at fair value. There have been no changes in the methodologies used at December 31, 2019 and 2018.
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

2019	$130
2018	124
2017	114

Note 8.	COMMITMENTS AND CONTINGENCIES
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
Eaton is involved in remedial response and voluntary environmental remediation at a number of sites, including certain of its currently-owned or formerly-owned plants. The Company has also been named a potentially responsible party under the United States federal Superfund law, or the state equivalents thereof, at a number of disposal sites. The Company became involved in these sites as a result of government action or in connection with business acquisitions. At the end of 2019, the Company was involved with a total of 111 sites worldwide, including the Superfund sites mentioned above, with none of these sites being individually significant to the Company.

Remediation activities, generally involving soil and/or groundwater contamination, include pre-cleanup activities such as fact finding and investigation, risk assessment, feasibility study, design and action planning, performance (where actions may range from monitoring, to removal of contaminants, to installation of longer-term remediation systems), and operation and maintenance of a remediation system. The extent of expected remediation activities and costs varies by site. A number of factors affect the cost of environmental remediation, including the number of parties involved at a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing advancement of remediation technology. Taking these factors into account, Eaton has estimated the costs of remediation, which will be paid over a period of years. The Company accrues an amount on an undiscounted basis, consistent with the estimates of these costs, when it is probable that a liability has been incurred. Actual results may differ from these estimates. At December 31, 2019 and 2018, the Company had an accrual totaling $104 and $116, respectively, for these costs.
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

	2019	2018	2017
Balance at January 1	$176	$188	$180
Provision	204	139	163
Settled	(175)	(145)	(156)
Other	(2)	(6)	1
Warranty accruals reclassified to held for sale	(16)	—	—
Balance at December 31	$187	$176	$188

Note 9.	INCOME TAXES
Eaton Corporation plc is domiciled in Ireland. Income (loss) before income taxes and income tax (benefit) expense are summarized below based on the geographic location of the operation to which such earnings and income taxes are attributable.

	Income (loss) before income taxes
	2019	2018	2017
Ireland	$(201)	$(365)	$(1,090)
Foreign	2,792	2,789	4,458
Total income before income taxes	$2,591	$2,424	$3,368

	Income tax expense (benefit)
	2019	2018	2017
Current
Ireland	$26	$47	$1
Foreign	410	370	357
Total current income tax expense	436	417	358

Deferred
Ireland	3	6	—
Foreign	(61)	(145)	24
Total deferred income tax expense (benefit)	(58)	(139)	24
Total income tax expense	$378	$278	$382

Reconciliations of income taxes from the Ireland national statutory rate of 25% to the consolidated effective income tax rate follow:

	2019	2018	2017
Income taxes at the applicable statutory rate	25.0%	25.0%	25.0%

Ireland operations
Ireland tax on trading income	(1.0)%	(2.0)%	—%
Nondeductible interest expense	3.9%	7.8%	8.2%
Ireland Other - net	0.1%	0.1%	—%

Foreign operations
U.S. federal tax rate change	—%	—%	(7.5)%
U.S. tax on foreign earnings	—%	—%	4.8%
U.S. foreign tax credit	0.8%	(0.2)%	(3.9)%
Tax on foreign currency loss	—%	(1.6)%	—%
Earnings taxed at other than the applicable statutory tax rate	(14.8)%	(19.6)%	(21.2)%
Other items	2.5%	2.3%	3.1%

Worldwide operations
Adjustments to tax liabilities	(0.5)%	1.1%	(1.8)%
Adjustments to valuation allowances	(1.4)%	(1.4)%	4.6%
Effective income tax expense rate	14.6%	11.5%	11.3%

During 2019, income tax expense of $378 was recognized (an effective tax rate of 14.6%) compared to income tax expense of $278 in 2018 (an effective tax rate of 11.5%) and income tax expense of $382 in 2017 (an effective tax rate of 11.3%). The 2018 effective tax rate includes a tax benefit of $69 on the arbitration decision expense discussed in Note 8. The 2017 effective tax rate includes tax expense of $234 on the gain related to the sale of a business discussed in Note 2 and a tax benefit of $62 related to the U.S. Tax Cuts and Jobs Act (TCJA) which is discussed in further detail below. Excluding the impacts of the 2018 arbitration decision, the 2017 sale of business, and the 2017 TCJA, the effective tax rate was 12.8% in 2018 and 9.2% in 2017. The increase in the tax rate from 12.8% in 2018 to 14.6% in 2019 was primarily due to greater levels of income in higher tax jurisdictions. The increase from 9.2% in 2017 compared to 12.8% in 2018 was due to greater levels of income in higher tax jurisdictions and an increase in tax contingencies offset by net decreases of related valuation allowances.
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
No provision has been made for income taxes on undistributed earnings of foreign subsidiaries of approximately $28.5 billion at December 31, 2019, since it is the Company's intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries. The Company expects to deploy capital to those markets which offer particularly attractive growth opportunities. The cash that is permanently reinvested is typically used to expand operations either organically or through acquisitions. It is not practicable to estimate the additional income taxes and applicable withholding taxes that would be payable on the remittance of such undistributed earnings.
Worldwide income tax payments, net of tax refunds, follow:

2019	$425
2018	379
2017	288

Deferred Income Tax Assets and Liabilities
Components of noncurrent deferred income taxes follow:

	2019	2018
	Noncurrent assets and liabilities	Noncurrent assets and liabilities
Accruals and other adjustments
Employee benefits	$514	$481
Depreciation and amortization	(1,245)	(1,198)
Other accruals and adjustments	498	434
Ireland income tax loss carryforwards	1	1
Foreign income tax loss carryforwards	1,826	1,915
Foreign income tax credit carryforwards	349	396
Valuation allowance for income tax loss and income tax credit carryforwards	(1,914)	(2,032)
Other valuation allowances	(52)	(53)
Total deferred income taxes	(23)	(56)
Deferred income taxes reported as assets held for sale	1	—
Deferred income taxes	$(24)	$(56)

At December 31, 2019, Eaton Corporation plc and certain Irish subsidiaries had tax loss carryforwards that are available to reduce future taxable income and tax liabilities. These carryforwards and their respective expiration dates are summarized below:

	2020 through 2024	2025 through 2029	2030 through 2034	2035 through 2044	Not subject to expiration	Valuation allowance
Ireland income tax loss carryforwards	$—	$—	$—	$—	$8	$—
Ireland deferred income tax assets for income tax loss carryforwards	—	—	—	—	1	(1)

At December 31, 2019, the Company's foreign subsidiaries had income tax loss carryforwards and income tax credit carryforwards that are available to reduce future taxable income or tax liabilities. These carryforwards and their respective expiration dates are summarized below:

	2020 through 2024	2025 through 2029	2030 through 2034	2035 through 2044	Not subject to expiration	Valuation allowance
Foreign income tax loss carryforwards	$874	$52	$7,931	$367	$3,233	$—
Foreign deferred income tax assets for income tax loss carryforwards	108	23	819	108	797	(1,690)
Foreign deferred income tax assets for income tax loss carryforwards after ASU 2013-11	90	22	810	108	796	(1,690)
Foreign income tax credit carryforwards	115	189	40	90	30	(223)
Foreign income tax credit carryforwards after ASU 2013-11	111	165	24	19	30	(223)

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
Management evaluates the realizability of deferred income tax assets for each of the jurisdictions in which it operates. If the Company experiences cumulative pre-tax income in a particular jurisdiction in the three-year period including the current and prior two years, management normally concludes that the deferred income tax assets will more likely than not be realizable and no valuation allowance is recognized, unless known or planned operating developments, or changes in tax laws, would lead management to conclude otherwise. However, if the Company experiences cumulative pre-tax losses in a particular jurisdiction in the three-year period including the current and prior two years, management then considers a series of factors in the determination of whether the deferred income tax assets can be realized. These factors include historical operating results, known or planned operating developments, the period of time over which certain temporary differences will reverse, consideration of the utilization of certain deferred income tax liabilities, tax law carryback capability in the particular country, prudent and feasible tax planning strategies, changes in tax laws, and estimates of future earnings and taxable income using the same assumptions as those used for the Company's goodwill and other impairment testing. After evaluation of these factors, if the deferred income tax assets are expected to be realized within the tax carryforward period allowed for that specific country, management would conclude that no valuation allowance would be required. To the extent that the deferred income tax assets exceed the amount that is expected to be realized within the tax carryforward period for a particular jurisdiction, management would establish a valuation allowance.
Applying the above methodology, valuation allowances have been established for certain deferred income tax assets to the extent they are not expected to be realized within the particular tax carryforward period.

Unrecognized Income Tax Benefits
A summary of gross unrecognized income tax benefits follows:

	2019	2018	2017
Balance at January 1	$913	$735	$629
Increases and decreases as a result of positions taken during prior years
Transfers from valuation allowances	15	2	—
Other increases, including currency translation	22	164	10
Other decreases, including currency translation	(10)	(35)	(30)
Increases as a result of positions taken during the current year	80	69	162
Decreases relating to settlements with tax authorities	(16)	(3)	(10)
Decreases as a result of a lapse of the applicable statute of limitations	(3)	(19)	(26)
Balance at December 31	$1,001	$913	$735

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
If all unrecognized income tax benefits were recognized, the net impact on the provision for income tax expense would be $660, which includes the impact of deferred tax netting pursuant to ASU 2013-11.
As of December 31, 2019 and 2018, Eaton had accrued approximately $93 and $74, respectively, for the payment of worldwide interest and penalties, which are not included in the table of unrecognized income tax benefits above. Eaton recognizes interest and penalties related to unrecognized income tax benefits in the provision for income tax expense.
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
Eaton or its subsidiaries file income tax returns in Ireland and many countries around the world. With only a few exceptions, Irish and non-United States subsidiaries of Eaton are no longer subject to examinations for years before 2012.
The United States Internal Revenue Service (“IRS”) has completed its examination of the consolidated income tax returns of the Company’s United States subsidiaries (“Eaton US”) for 2005 through 2010 and has issued Statutory Notices of Deficiency (Notices) as discussed below. The statute of limitations on these tax years remains open until the matters are resolved. The IRS has also completed its examination of the consolidated income tax returns of Eaton US for 2011 through 2013 and has issued proposed adjustments as discussed below. The statute of limitations on these tax years remains open until June 30, 2021. The IRS is currently examining tax years 2014 through 2016. The statute of limitations for tax years 2014 through 2016 is open until May 31, 2021. Tax years 2017 and 2018 are still subject to examination by the IRS.
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
  The 2014 Notice also includes a separate proposed assessment involving the recognition of income for several of Eaton US’s controlled foreign corporations. The Company believes that the proposed assessment is without merit and is contesting the matter in Tax Court. In October 2017, Eaton and the IRS both moved for partial summary judgment on this issue. On February 25, 2019 the Tax Court granted the IRS’s motion for partial summary judgment and denied Eaton’s. The Company intends to appeal the Tax Court’s partial summary judgment decision to the United States Sixth Circuit Court of Appeals. The Company believes that it will be successful on appeal and has not recorded any additional impact of the Tax Court's decision in its consolidated financial statements. The total potential impact of the Tax Court's partial summary judgment decision on the controlled foreign corporation income recognition issue is not estimable until all matters in the open tax years have been resolved.
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
During 2010, the Company received a tax assessment, which included interest and penalties, in Brazil for the tax years 2005 through 2008 that relates to the amortization of certain goodwill generated from the acquisition of third-party businesses and corporate reorganizations. In 2018 the Company received an unfavorable result at the final tax administrative appeals level, resulting in an alleged tax deficiency of $31 plus $84 of interest and penalties (translated at the December 31, 2019 exchange rate). The Company is challenging the assessment in the judicial system. During 2014, the Company received a tax assessment, which included interest and penalties, for the 2009 through 2012 tax years (primarily relating to the same issues concerning the 2005 through 2008 tax years). In November 2019, the Company received an unfavorable result at the final tax administrative appeals level, resulting in an alleged tax deficiency of $33 plus $117 of interest and penalties (translated at the December 31, 2019 exchange rate). The Company plans to challenge the assessment in the judicial system. Challenges in the judicial system are expected to take up to 10 years to resolve. The Company continues to believe that final resolution of both of the assessments will not have a material impact on its consolidated financial statements.

Note 10.	EATON SHAREHOLDERS' EQUITY
There are 750 million Eaton ordinary shares authorized ($0.01 par value per share), 413.3 million and 423.6 million of which were issued and outstanding at December 31, 2019 and 2018, respectively. Eaton's Memorandum and Articles of Association authorized 40 thousand deferred ordinary shares (€1.00 par value per share) and 10 thousand preferred A shares ($1.00 par value per share), all of which were issued and outstanding at December 31, 2019 and 2018, and 10 million serial preferred shares ($0.01 par value per share), none of which is outstanding at December 31, 2019 and 2018. At December 31, 2019, there were 12,072 holders of record of Eaton ordinary shares. Additionally, 17,699 current and former employees were shareholders through participation in the Eaton Savings Plan, the Eaton Personal Investment Plan, or the Eaton Puerto Rico Retirement Savings Plan.
On February 24, 2016, the Board of Directors adopted a share repurchase program for share repurchases up to $2,500 of ordinary shares (2016 Program). Under the 2016 Program, the ordinary shares were expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During 2018 and 2017, 13.2 million and 11.5 million shares, respectively, were purchased on the open market under the 2016 Program for a total cost of $1,002 and $850, respectively. An additional 4.3 million shares were purchased on the open market in December 2018 outside of the 2016 Program for a total cost of $298. On February 27, 2019, the Board of Directors adopted a new share repurchase program for share repurchases up to $5,000 of ordinary shares (2019 Program). Under the 2019 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During 2019, 12.5 million ordinary shares were repurchased under the 2019 Program in the open market at a total cost of $1,000.
Eaton has deferral plans that permit certain employees and directors to defer a portion of their compensation. A trust contains $5 and $8 of ordinary shares and marketable securities at December 31, 2019 and 2018, respectively, to fund a portion of these liabilities. The marketable securities were included in Other assets and the ordinary shares were included in Shareholders' equity at historical cost.
On February 26, 2020, Eaton's Board of Directors declared a quarterly dividend of $0.73 per ordinary share, a 3% increase over the dividend paid in the fourth quarter of 2019. The dividend is payable on March 27, 2020 to shareholders of record on March 13, 2020.
Comprehensive Income (Loss)
Comprehensive income (loss) consists primarily of net income, currency translation and related hedging instruments, changes in unrecognized costs of pension and other postretirement benefits, and changes in the effective portion of open derivative contracts designated as cash flow hedges. The following table summarizes the pre-tax and after-tax amounts recognized in Comprehensive income (loss):

	2019		2018		2017
	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Currency translation and related hedging instruments	$15	$16	$(613)	$(609)	$800	$807

Pensions and other postretirement benefits
Prior service credit (cost) arising during the year	(2)	(2)	(25)	(20)	(1)	—
Net gain (loss) arising during the year	(294)	(232)	(358)	(274)	215	169
Currency translation	(16)	(13)	37	29	(67)	(53)
Other	—	—	—	5	—	(5)
Amortization of actuarial loss and prior service cost reclassified to earnings	148	117	168	121	188	130
	(164)	(130)	(178)	(139)	335	241

Cash flow hedges
Gain (loss) on derivatives designated as cash flow hedges	(33)	(27)	(8)	(6)	(24)	(15)
Changes in cash flow hedges reclassified to earnings	(5)	(4)	16	13	17	11
Cash flow hedges, net of reclassification adjustments	(38)	(31)	8	7	(7)	(4)
Other comprehensive income (loss) attributable to Eaton ordinary shareholders	$(187)	$(145)	$(783)	$(741)	$1,128	$1,044

The changes in Accumulated other comprehensive loss follow:

	Currency translation and related hedging instruments	Pensions and other postretirement benefits	Cash flow hedges	Total
Balance at January 1, 2019	$(2,864)	$(1,278)	$(3)	$(4,145)
Other comprehensive income (loss) before reclassifications	16	(247)	(27)	(258)
Amounts reclassified from Accumulated other comprehensive loss (income)	—	117	(4)	113
Net current-period Other comprehensive income (loss)	16	(130)	(31)	(145)
Balance at December 31, 2019	$(2,848)	$(1,408)	$(34)	$(4,290)

The reclassifications out of Accumulated other comprehensive loss follow:

	December 31, 2019	Consolidated Statements of Income classification
Amortization of defined benefits pension and other postretirement benefits items
Actuarial loss and prior service cost	$(148)	[1]
Tax benefit	31
Total, net of tax	(117)

Gains and (losses) on cash flow hedges
Currency exchange contracts	5	Net sales and Cost of products sold
Tax expense	(1)
Total, net of tax	4

Total reclassifications for the period	$(113)
1 These components of Accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 7 for additional information about defined benefits pension and other postretirement benefits items.
Net Income Per Share Attributable to Eaton Ordinary Shareholders
A summary of the calculation of net income per share attributable to Eaton ordinary shareholders follows:

(Shares in millions)	2019	2018	2017
Net income attributable to Eaton ordinary shareholders	$2,211	$2,145	$2,985

Weighted-average number of ordinary shares outstanding - diluted	420.8	436.9	447
Less dilutive effect of equity-based compensation	1.8	2.6	2.5
Weighted-average number of ordinary shares outstanding - basic	419.0	434.3	444.5

Net income per share attributable to Eaton ordinary shareholders
Diluted	$5.25	$4.91	$6.68
Basic	5.28	4.93	6.71

In 2019, 2018, and 2017, 0.8 million, 0.5 million, and 0.4 million stock options, respectively, were excluded from the calculation of diluted net income per share attributable to Eaton ordinary shareholders because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive.

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
Restricted Stock Units and Awards
Restricted stock units (RSUs) and restricted stock awards (RSAs) have been issued to certain employees and directors. The fair value of RSUs awarded in 2017, 2018 and 2019, and RSAs are determined based on the closing market price of the Company’s ordinary shares at the date of grant. The RSUs entitle the holder to receive one ordinary share for each RSU upon vesting, generally over three years. RSAs are issued and outstanding at the time of grant, but remain subject to forfeiture until vested, generally over three or four years. A summary of the RSU and RSA activity for 2019 follows:

(Restricted stock units and awards in millions)	Number of restricted stock units and awards	Weighted-average fair value per unit and award
Non-vested at January 1	2.1	$68.56
Granted	0.9	80.59
Vested	(1.2)	65.45
Forfeited	(0.1)	76.24
Non-vested at December 31	1.7	$76.79

Information related to RSUs and RSAs follows:

	2019	2018	2017
Pre-tax expense for RSUs and RSAs	$57	$59	$66
After-tax expense for RSUs and RSAs	45	46	43
Fair value of vested RSUs and RSAs	103	71	73

As of December 31, 2019, total compensation expense not yet recognized related to non-vested RSUs and RSAs was $75, and the weighted-average period in which the expense is expected to be recognized is 2.3 years. Excess tax benefit for RSUs and RSAs totaled $3, $3 and $2 for 2019, 2018, and 2017, respectively.
Performance Share Units
In February 2019, 2018 and 2017, the Compensation and Organization Committee of the Board of Directors approved the grant of performance share units (PSUs) to certain employees that vest based on the satisfaction of a three-year service period and total shareholder return relative to that of a group of peers. Awards earned at the end of the three-year vesting period range from 0% to 200% of the targeted number of PSUs granted based on the ranking of total shareholder return of the Company, assuming reinvestment of all dividends, relative to a defined peer group of companies. Equity-based compensation expense for these PSUs is recognized over the period during which an employee is required to provide service in exchange for the award. Upon vesting, dividends that have accumulated during the vesting period are paid on earned awards.
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

	2019	2018	2017
Expected volatility	21%	22%	24%
Risk-free interest rate	2.42%	2.38%	1.46%
Weighted-average fair value of PSUs granted	$92.50	$100.86	$80.07

A summary of these PSUs that vested follows:

(Performance share units in millions)	2019	2018
Percent payout	130%	116%
Shares vested	0.3	0.5
A summary of the 2019 activity for these PSUs follows:

(Performance share units in millions)	Number of performance share units	Weighted-average fair value per unit
Non-vested at January 1	0.6	$89.95
Granted[1]	0.3	92.50
Adjusted for performance results achieved[2]	0.1	80.07
Vested	(0.3)	80.07
Forfeited	(0.1)	90.91
Non-vested at December 31	0.6	$96.14
1 Performance shares granted assuming the Company will perform at target relative to peers.
2 Adjustments for the number of shares vested under the 2017 awards at the end of the three-year performance period ended December 31, 2019, being higher than the target number of shares.
In February 2016, performance share units were granted to certain employees that entitles the holder to receive one ordinary share for each PSU that vest based on the satisfaction of a three-year service period and the achievement of certain performance metrics over that same period. Upon vesting, PSU holders receive dividends that accumulate during the vesting period. The fair value of these PSUs is determined based on the closing market price of the Company's ordinary shares at the date of grant. Equity-based compensation expense is recognized over the period an employee is required to provide service based on the number of PSUs for which achievement of the performance objectives is probable. A summary of the 2019 activity for these PSUs follows:

(Performance share units in millions)	Number of performance share units	Weighted-average fair value per unit
Non-vested at January 1	0.1	$56.55
Granted	—	—
Vested	(0.1)	56.55
Forfeited	—	—
Non-vested at December 31	—	$—

Information related to PSUs follows:

	2019	2018	2017
Pre-tax expense for PSUs	$21	$28	$22
After-tax expense for PSUs	17	22	13

As of December 31, 2019, total compensation expense not yet recognized related to non-vested PSUs was $30 and the weighted-average period in which the expense is to be recognized is 1.7 years. Excess tax benefit for PSUs totaled $1 in 2019, and there was no excess tax benefit for PSUs in 2018 and 2017.
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

	2019	2018	2017
Expected volatility	23%	26%	27%
Expected option life in years	6.6	6.7	6.6
Expected dividend yield	3.2%	3.0%	2.8%
Risk-free interest rate	1.9 to 2.6%	2.6 to 2.9%	1.8 to 2.1%
Weighted-average fair value of stock options granted	$14.08	$16.93	$15.11

A summary of stock option activity follows:

(Options in millions)	Weighted-average exercise price per option	Options	Weighted-average remaining contractual life in years	Aggregate intrinsic value
Outstanding at January 1, 2019	$65.96	4.6
Granted	80.47	0.8
Exercised	60.47	(1.2)
Forfeited and canceled	74.08	(0.1)
Outstanding at December 31, 2019	$69.95	4.1	6.2	$102.5

Exercisable at December 31, 2019	$65.59	2.8	5.2	$82.6
Reserved for future grants at December 31, 2019		9.3

The aggregate intrinsic value in the table above represents the total excess of the $94.72 closing price of Eaton ordinary shares on the last trading day of 2019 over the exercise price of the stock option, multiplied by the related number of options outstanding and exercisable. The aggregate intrinsic value is not recognized for financial accounting purposes and the value changes based on the daily changes in the fair market value of the Company's ordinary shares.
Information related to stock options follows:

	2019	2018	2017
Pre-tax expense for stock options	$9	$11	$11
After-tax expense for stock options	7	9	8
Proceeds from stock options exercised	67	29	66
Income tax benefit related to stock options exercised
Tax benefit classified in operating activities in the Consolidated Statements of Cash Flows	4	3	13
Intrinsic value of stock options exercised	29	17	41
Total fair value of stock options vested	$9	$11	$11

Stock options exercised, in millions of options	1.2	0.6	1.5

As of December 31, 2019, total compensation expense not yet recognized related to non-vested stock options was $10, and the weighted-average period in which the expense is expected to be recognized is 1.8 years.

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
A summary of financial instruments recognized at fair value, and the fair value measurements used, follows:

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
2019
Cash	$370	$370	$—	$—
Short-term investments	221	221	—	—
Net derivative contracts	53	—	53	—

2018
Cash	$283	$283	$—	$—
Short-term investments	157	157	—	—
Net derivative contracts	14	—	14	—

Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities. No financial instruments were measured using unobservable inputs.
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $8,067 and fair value of $8,638 at December 31, 2019 compared to $7,107 and $7,061, respectively, at December 31, 2018. The fair value of Eaton's debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and is considered a Level 2 fair value measurement.
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
Short-Term Investments
Eaton invests excess cash generated from operations in short-term marketable investments. A summary of the carrying value, which approximates the fair value due to the short-term maturities of these investments, follows:

	2019	2018
Time deposits and certificates of deposit with banks	$150	$111
Money market investments	71	46
Total short-term investments	$221	$157

Note 13.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
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
Eaton uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against foreign currency exposure (net investment hedges). Foreign currency denominated debt designated as non-derivative net investment hedging instruments had a carrying value on an after-tax basis of $1,845 and on a pre-tax basis of $623 at December 31, 2019 and 2018, respectively. See Note 6 for additional information about debt.
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

A summary of interest rate swaps outstanding at December 31, 2019, follows:
Fixed-to-Floating Interest Rate Swaps

Notional amount	Fixed interest rate received	Floating interest rate paid	Basis for contracted floating interest rate paid
150	3.88%	4.35%	1 month LIBOR + 2.12%
275	3.47%	3.97%	1 month LIBOR + 1.74%
100	8.10%	8.13%	1 month LIBOR + 5.90%
1,400	2.75%	2.85%	1 month LIBOR + 0.58%
200	3.68%	3.30%	1 month LIBOR + 1.07%
25	7.63%	4.87%	6 month LIBOR + 2.48%
50	7.65%	5.21%	6 month LIBOR + 2.57%
25	5.45%	2.79%	6 month LIBOR + 0.28%

Forward Starting Floating-to-Fixed Interest Rate Swaps

Notional amount	Floating interest rate to be received	Fixed interest rate to be paid	Basis for contracted floating interest rate received
$50	—%	3.10%	3 month LIBOR + 0.00%
50	—%	3.06%	3 month LIBOR + 0.00%
50	—%	2.80%	3 month LIBOR + 0.00%
50	—%	2.81%	3 month LIBOR + 0.00%
50	—%	2.64%	3 month LIBOR + 0.00%
50	—%	2.64%	3 month LIBOR + 0.00%
50	—%	2.30%	3 month LIBOR + 0.00%
50	—%	2.08%	3 month LIBOR + 0.00%
50	—%	1.77%	3 month LIBOR + 0.00%
50	—%	1.51%	3 month LIBOR + 0.00%

Derivative Financial Statement Impacts
The fair value of derivative financial instruments recognized in the Consolidated Balance Sheets follows:

	Notional amount	Other current assets	Other noncurrent assets	Other current liabilities	Other noncurrent liabilities	Type of hedge	Term
December 31, 2019
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$2,225	$—	$57	$—	$—	Fair value	12 months to 15 years
Forward starting floating-to-fixed interest rate swaps	500	—	3	—	42	Cash flow	13 to 33 years
Currency exchange contracts	1,146	14	3	11	6	Cash flow	1 to 36 months
Commodity contracts	9	—	—	—	—	Cash flow	1 to 9 months
Total		$14	$63	$11	$48

Derivatives not designated as hedges
Currency exchange contracts	$4,975	$48		$13			1 to 12 months
Commodity contracts	3	—		—			1 month
Total		$48		$13

December 31, 2018
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$2,550	$—	$22	$1	$26	Fair value	3 months to 16 years
Forward starting floating-to-fixed interest rate swaps	100	—	—	—	3	Cash flow	34 years
Currency exchange contracts	951	19	2	11	8	Cash flow	1 to 36 months
Total		$19	$24	$12	$37

Derivatives not designated as hedges
Currency exchange contracts	$3,886	$40		$20			1 to 12 months
Total		$40		$20

The currency exchange contracts shown in the table above as derivatives not designated as hedges are primarily contracts entered into to manage currency volatility or exposure on intercompany receivables, payables and loans. While Eaton does not elect hedge accounting treatment for these derivatives, Eaton targets managing 100% of the intercompany balance sheet exposure to minimize the effect of currency volatility related to the movement of goods and services in the normal course of its operations. This activity represents the great majority of these currency exchange contracts. For the years ended December 31, 2019 and 2018, $54 of cash inflow and $110 of cash outflow, respectively, resulting from the settlement of these derivatives have been classified in investing activities in the Consolidated Statement of Cash Flows. The net cash flow from the settlement of these derivatives has been presented in operating activities in 2017 and have not been restated as such amounts are not material.
As of December 31, 2019, the volume of outstanding commodity contracts that were entered into to hedge forecasted transactions:

Commodity	December 31, 2019		Term
Copper	2	millions of pounds	1 to 4 months
Gold	2,158	Troy ounces	1 to 9 months

The following amounts were recorded on the Consolidated Balance Sheets related to fixed-to-floating interest rate swaps:

	Carrying amount of the hedged assets (liabilities)	Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged asset (liabilities) (a)
Location on Consolidated Balance Sheets	December 31, 2019	December 31, 2019
Long-term debt	$(2,838)	$(97)
(a) At December 31, 2019, these amounts include the cumulative liability amount of fair value hedging adjustments remaining for which the hedge accounting has been discontinued of $40.
The impact of hedging activities to the Consolidated Statements of Income are as follow:

	2019
	Net Sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$21,390	$14,338	$236

Gain (loss) on derivatives designated as cash flow hedges
Currency exchange contracts
Hedged item	$7	$(12)	$—
Derivative designated as hedging instrument	(7)	12	—

Commodity contracts
Hedged item	$—	$—	$—
Derivative designated as hedging instrument	—	—	—

Gain (loss) on derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps
Hedged item	$—	$—	$(62)
Derivative designated as hedging instrument	—	—	62

The impact of derivatives not designated as hedges to the Consolidated Statements of Income are as follow:

	Gain (loss) recognized in Consolidated Statements of Income	Consolidated Statements of Income classification
	2019
Gain (loss) on derivatives not designated as hedges
Currency exchange contracts	$73	Other income - net
Commodity Contracts	—	Cost of products sold
Total	$73

The impact of derivative and non-derivative instruments designated as hedges to the Consolidated Statements of Income and Comprehensive Income follow:

	Gain (loss) recognized in other comprehensive (loss) income		Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	2019	2018		2019	2018
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	$(36)	$(4)	Interest expense - net	$—	$—
Currency exchange contracts	3	(4)	Net sales and Cost of products sold	5	(16)
Commodity contracts	—	—	Cost of products sold	—	—
Non-derivative designated as net investment hedges
Foreign currency denominated debt	15	47	Other income - net	—	—
Total	$(18)	$39		$5	$(16)

At December 31, 2019, a gain of $2 of estimated unrealized net gains or losses associated with our cash flow hedges were expected to be reclassified to income from Accumulated other comprehensive loss within the next twelve months. These reclassifications relate to our designated foreign currency and commodity hedges that will mature in the next 12 months.

Note 14.	ACCOUNTS RECEIVABLE AND INVENTORY
Accounts Receivable
Eaton performs ongoing credit evaluation of its customers and maintains sufficient allowances for potential credit losses. The Company evaluates the collectability of its accounts receivable based on the length of time the receivable is past due and any anticipated future write-off based on historic experience. Accounts receivable balances are written off against an allowance for doubtful accounts after a final determination of uncollectability has been made. Accounts receivable are net of an allowance for doubtful accounts of $49 and $55 at December 31, 2019 and 2018.
Inventory
Inventory is carried at lower of cost or net realizable value using the first-in, first-out (FIFO) method. Cost components include raw materials, purchased components, direct labor, indirect labor, utilities, depreciation, inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, and costs of the distribution network.
The components of inventory follow:

	2019	2018
Raw materials	$986	$1,077
Work-in-process	640	500
Finished goods	1,179	1,208
Total inventory	$2,805	$2,785

Note 15.	BUSINESS SEGMENT AND GEOGRAPHIC REGION INFORMATION
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
Vehicle
The Vehicle segment is a leader in the design, manufacture, marketing, and supply of: drivetrain, powertrain systems and critical components that reduce emissions and improve fuel economy, stability, performance, and safety of cars, light trucks and commercial vehicles. Products include transmissions, clutches, hybrid power systems, superchargers, engine valves and valve actuation systems, cylinder heads, locking and limited slip differentials, transmission controls, and fuel vapor components for the global vehicle industry. The principal markets for the Vehicle segment are original equipment manufacturers and aftermarket customers of heavy-, medium-, and light-duty trucks, SUVs, CUVs, passenger cars and agricultural equipment.
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

Other Information
No single customer represented greater than 10% of net sales in 2019, 2018 or 2017, respectively.
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
For purposes of business segment performance measurement, the Company does not allocate items that are of a non-operating nature or are of a corporate or functional governance nature. Corporate expenses consist of costs associated with acquisitions, divestitures, and gains and losses on the sale of certain businesses, and corporate office expenses including compensation, benefits, occupancy, depreciation, and other administrative costs. Identifiable assets of the business segments exclude goodwill, other intangible assets, and general corporate assets, which principally consist of certain cash, short-term investments, deferred income taxes, certain accounts receivable, certain property, plant and equipment, and certain other assets.
Business Segment Information

	2019	2018	2017
Net sales
Electrical Products	$7,148	$7,124	$6,917
Electrical Systems and Services	6,287	6,024	5,666
Hydraulics	2,552	2,756	2,468
Aerospace	2,044	1,896	1,744
Vehicle	3,038	3,489	3,326
eMobility	321	320	283
Total net sales	$21,390	$21,609	$20,404

Segment operating profit
Electrical Products	$1,390	$1,311	$1,233
Electrical Systems and Services	1,027	896	770
Hydraulics	286	370	288
Aerospace	495	398	332
Vehicle	460	611	541
eMobility	17	44	50
Total segment operating profit	3,675	3,630	3,214

Corporate
Amortization of intangible assets	(367)	(382)	(388)
Interest expense - net	(236)	(271)	(246)
Pension and other postretirement benefits expense	(12)	(1)	(45)
Gain on sale of business	—	—	1,077
Arbitration decision expense	—	(275)	—
Other corporate expense - net	(469)	(277)	(244)
Income before income taxes	2,591	2,424	3,368
Income tax expense	378	278	382
Net income	2,213	2,146	2,986
Less net income for noncontrolling interests	(2)	(1)	(1)
Net income attributable to Eaton ordinary shareholders	$2,211	$2,145	$2,985

	2019	2018	2017
Identifiable assets
Electrical Products	$2,201	$2,451	$2,446
Electrical Systems and Services	2,532	2,243	2,141
Hydraulics	1,439	1,473	1,345
Aerospace	1,362	935	938
Vehicle	2,145	2,289	2,367
eMobility	141	139	136
Total identifiable assets	9,820	9,530	9,373
Goodwill	13,456	13,328	13,568
Other intangible assets	4,638	4,846	5,265
Corporate	3,514	3,388	4,417
Assets held for sale	1,377	—	—
Total assets	$32,805	$31,092	$32,623

Capital expenditures for property, plant and equipment
Electrical Products	$162	$135	$130
Electrical Systems and Services	108	101	83
Hydraulics	90	106	96
Aerospace	47	38	37
Vehicle	127	143	141
eMobility	8	4	4
Total	542	527	491
Corporate	45	38	29
Total expenditures for property, plant and equipment	$587	$565	$520

Depreciation of property, plant and equipment
Electrical Products	$126	$136	$138
Electrical Systems and Services	87	85	83
Hydraulics	66	64	61
Aerospace	27	26	26
Vehicle	102	104	109
eMobility	5	5	5
Total	413	420	422
Corporate	52	53	54
Total depreciation of property, plant and equipment	$465	$473	$476

Geographic Region Information
Net sales are measured based on the geographic destination of sales. Long-lived assets consist of property, plant and equipment - net.

	2019	2018	2017
Net sales
United States	$12,336	$12,034	$11,222
Canada	941	931	942
Latin America	1,312	1,442	1,485
Europe	4,311	4,553	4,394
Asia Pacific	2,490	2,649	2,361
Total	$21,390	$21,609	$20,404

Long-lived assets
United States	$1,821	$1,898	$1,872
Canada	24	20	20
Latin America	316	286	290
Europe	797	723	769
Asia Pacific	538	540	551
Total	$3,496	$3,467	$3,502

Note 16.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
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
During 2019, 2018 and 2017, the Company undertook certain steps to restructure ownership of various subsidiaries. The transactions were entirely among wholly-owned subsidiaries under the common control of Eaton. These restructurings have been reflected as of the beginning of the earliest period presented below.
CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME YEAR ENDED DECEMBER 31, 2019

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$7,322	$6,995	$12,101	$(5,028)	$21,390

Cost of products sold	—	5,646	5,073	8,651	(5,032)	14,338
Selling and administrative expense	11	1,480	780	1,312	—	3,583
Research and development expense	—	141	140	325	—	606
Interest expense (income) - net	—	248	19	(29)	(2)	236
Other expense (income) - net	(12)	16	(8)	40	—	36
Equity in loss (earnings) of subsidiaries, net of tax	(2,423)	(593)	(2,492)	(2,563)	8,071	—
Intercompany expense (income) - net	213	1	520	(734)	—	—
Income (loss) before income taxes	2,211	383	2,963	5,099	(8,065)	2,591
Income tax expense (benefit)	—	3	135	239	1	378
Net income (loss)	2,211	380	2,828	4,860	(8,066)	2,213
Less net loss (income) for noncontrolling interests	—	—	—	(2)	—	(2)
Net income (loss) attributable to Eaton ordinary shareholders	$2,211	$380	$2,828	$4,858	$(8,066)	$2,211

Other comprehensive income (loss)	(145)	(6)	(109)	(312)	427	(145)
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$2,066	$374	$2,719	$4,546	$(7,639)	$2,066

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME YEAR ENDED DECEMBER 31, 2018

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$7,395	$6,875	$12,649	$(5,310)	$21,609

Cost of products sold	—	5,805	5,012	9,011	(5,317)	14,511
Selling and administrative expense	10	1,451	756	1,331	—	3,548
Research and development expense	—	151	146	287	—	584
Interest expense (income) - net	—	273	15	(18)	1	271
Arbitration decision expense	—	—	275	—	—	275
Other expense (income) - net	(29)	55	22	(52)	—	(4)
Equity in loss (earnings) of subsidiaries, net of tax	(2,302)	(716)	(2,867)	(2,338)	8,223	—
Intercompany expense (income) - net	176	133	1,022	(1,331)	—	—
Income (loss) before income taxes	2,145	243	2,494	5,759	(8,217)	2,424
Income tax expense (benefit)	—	1	28	248	1	278
Net income (loss)	2,145	242	2,466	5,511	(8,218)	2,146
Less net loss (income) for noncontrolling interests	—	—	—	(1)	—	(1)
Net income (loss) attributable to Eaton ordinary shareholders	$2,145	$242	$2,466	$5,510	$(8,218)	$2,145

Other comprehensive income (loss)	(741)	(162)	(765)	(1,565)	2,492	(741)
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$1,404	$80	$1,701	$3,945	$(5,726)	$1,404

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME YEAR ENDED DECEMBER 31, 2017

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net sales	$—	$6,900	$6,563	$12,358	$(5,417)	$20,404

Cost of products sold	—	5,434	4,840	8,895	(5,413)	13,756
Selling and administrative expense	11	1,387	768	1,360	—	3,526
Research and development expense	—	183	176	225	—	584
Interest expense (income) - net	—	244	20	(20)	2	246
Gain on sale of business	—	561	—	516	—	1,077
Other expense (income) - net	79	48	(76)	(50)	—	1
Equity in loss (earnings) of subsidiaries, net of tax	(3,644)	(1,644)	(5,063)	(3,832)	14,183	—
Intercompany expense (income) - net	569	(309)	794	(1,054)	—	—
Income (loss) before income taxes	2,985	2,118	5,104	7,350	(14,189)	3,368
Income tax expense (benefit)	—	337	(52)	99	(2)	382
Net income (loss)	2,985	1,781	5,156	7,251	(14,187)	2,986
Less net loss (income) for noncontrolling interests	—	—	—	(3)	2	(1)
Net income (loss) attributable to Eaton ordinary shareholders	$2,985	$1,781	$5,156	$7,248	$(14,185)	$2,985

Other comprehensive income (loss)	1,044	104	1,021	2,252	(3,377)	1,044
Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$4,029	$1,885	$6,177	$9,500	$(17,562)	$4,029

CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2019

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Assets
Current assets
Cash	$—	$27	$—	$343	$—	$370
Short-term investments	—	—	—	221	—	221
Accounts receivable - net	—	460	982	1,995	—	3,437
Intercompany accounts receivable	9	937	1,848	1,683	(4,477)	—
Inventory	—	596	672	1,609	(72)	2,805
Assets held for sale	—	—	1,211	166	—	1,377
Prepaid expenses and other current assets	—	106	28	371	13	518
Total current assets	9	2,126	4,741	6,388	(4,536)	8,728

Property, plant and equipment - net	—	854	563	2,079	—	3,496

Other noncurrent assets
Goodwill	—	1,742	5,839	5,875	—	13,456
Other intangible assets	—	302	2,406	1,930	—	4,638
Operating lease assets	—	173	31	232	—	436
Deferred income taxes	—	250	74	279	(231)	372
Investment in subsidiaries	17,195	10,610	58,610	23,019	(109,434)	—
Intercompany loans receivable	—	2,643	2,983	38,671	(44,297)	—
Other assets	—	817	129	733	—	1,679
Total assets	$17,204	$19,517	$75,376	$79,206	$(158,498)	$32,805

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$—	$255	$—	$—	$—	$255
Current portion of long-term debt	—	4	242	2	—	248
Accounts payable	—	529	340	1,245	—	2,114
Intercompany accounts payable	25	953	2,275	1,224	(4,477)	—
Accrued compensation	—	113	58	278	—	449
Liabilities held for sale	—	—	232	93	—	325
Other current liabilities	1	531	400	809	—	1,741
Total current liabilities	26	2,385	3,547	3,651	(4,477)	5,132

Noncurrent liabilities
Long-term debt	—	5,886	1,921	12	—	7,819
Pension liabilities	—	420	122	920	—	1,462
Other postretirement benefits liabilities	—	172	80	76	—	328
Operating lease liabilities	—	128	21	182	—	331
Deferred income taxes	—	—	432	195	(231)	396
Intercompany loans payable	1,096	5,120	36,000	2,081	(44,297)	—
Other noncurrent liabilities	—	570	272	362	—	1,204
Total noncurrent liabilities	1,096	12,296	38,848	3,828	(44,528)	11,540

Shareholders’ equity
Eaton shareholders’ equity	16,082	4,836	32,981	71,676	(109,493)	16,082
Noncontrolling interests	—	—	—	51	—	51
Total equity	16,082	4,836	32,981	71,727	(109,493)	16,133
Total liabilities and equity	$17,204	$19,517	$75,376	$79,206	$(158,498)	$32,805

CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2018

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Assets
Current assets
Cash	$1	$21	$1	$260	$—	$283
Short-term investments	—	—	—	157	—	157
Accounts receivable - net	—	501	1,381	1,976	—	3,858
Intercompany accounts receivable	—	2,457	1,877	2,159	(6,493)	—
Inventory	—	592	714	1,555	(76)	2,785
Prepaid expenses and other current assets	—	109	29	355	14	507
Total current assets	1	3,680	4,002	6,462	(6,555)	7,590

Property, plant and equipment - net	—	858	663	1,946	—	3,467

Other noncurrent assets
Goodwill	—	1,742	6,293	5,293	—	13,328
Other intangible assets	—	322	2,860	1,664	—	4,846
Deferred income taxes	—	252	134	287	(380)	293
Investment in subsidiaries	16,476	13,101	68,196	32,625	(130,398)	—
Intercompany loans receivable	1,508	2,208	8,406	39,757	(51,879)	—
Other assets	—	758	115	695	—	1,568
Total assets	$17,985	$22,921	$90,669	$88,729	$(189,212)	$31,092

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$—	$388	$—	$26	$—	$414
Current portion of long-term debt	—	338	—	1	—	339
Accounts payable	—	515	397	1,218	—	2,130
Intercompany accounts payable	32	1,718	2,864	1,879	(6,493)	—
Accrued compensation	—	139	67	251	—	457
Other current liabilities	30	536	386	864	(2)	1,814
Total current liabilities	62	3,634	3,714	4,239	(6,495)	5,154

Noncurrent liabilities
Long-term debt	—	5,814	945	7	2	6,768
Pension liabilities	—	391	122	791	—	1,304
Other postretirement benefits liabilities	—	168	81	72	—	321
Deferred income taxes	—	1	553	175	(380)	349
Intercompany loans payable	1,816	7,681	39,552	2,830	(51,879)	—
Other noncurrent liabilities	—	391	290	373	—	1,054
Total noncurrent liabilities	1,816	14,446	41,543	4,248	(52,257)	9,796

Shareholders’ equity
Eaton shareholders’ equity	16,107	4,841	45,412	80,207	(130,460)	16,107
Noncontrolling interests	—	—	—	35	—	35
Total equity	16,107	4,841	45,412	80,242	(130,460)	16,142
Total liabilities and equity	$17,985	$22,921	$90,669	$88,729	$(189,212)	$31,092

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS DECEMBER 31, 2019

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash provided by (used in) operating activities	$(78)	$1,316	$652	$1,561	$—	$3,451

Investing activities
Capital expenditures for property, plant and equipment	—	(101)	(114)	(372)	—	(587)
Cash paid for acquisitions of businesses, net of cash acquired	—	(152)	(30)	(998)	—	(1,180)
Payments for sale of a business	—	—	—	(36)	—	(36)
Sales (purchases) of short-term investments - net	—	—	—	(70)	—	(70)
Loans to affiliates	—	(470)	(811)	(8,440)	9,721	—
Repayments of loans from affiliates	—	841	—	6,830	(7,671)	—
Proceeds from (payments for) settlement of currency exchange contracts not designated as hedges - net	—	3	—	51	—	54
Other - net	—	(32)	29	(44)	—	(47)
Net cash provided by (used in) investing activities	—	89	(926)	(3,079)	2,050	(1,866)

Financing activities
Proceeds from borrowings	—	—	1,232	—	—	1,232
Payments on borrowings	—	(474)	—	(33)	—	(507)
Proceeds from borrowings from affiliates	2,426	5,341	673	1,281	(9,721)	—
Payments on borrowings from affiliates	(185)	(6,286)	(459)	(741)	7,671	—
Other intercompany financing activities	—	51	(1,162)	1,111	—	—
Cash dividends paid	(1,201)	—	—	—	—	(1,201)
Exercise of employee stock options	66	—	—	—	—	66
Repurchase of shares	(1,029)	—	—	—	—	(1,029)
Employee taxes paid from shares withheld	—	(31)	(5)	(10)	—	(46)
Other - net	—	—	(6)	(3)	—	(9)
Net cash provided by (used in) financing activities	77	(1,399)	273	1,605	(2,050)	(1,494)

Effect of currency on cash	—	—	—	(4)	—	(4)
Total increase (decrease) in cash	(1)	6	(1)	83	—	87
Cash at the beginning of the period	1	21	1	260	—	283
Cash at the end of the period	$—	$27	$—	$343	$—	$370

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS DECEMBER 31, 2018

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash provided by (used in) operating activities	$(26)	$(84)	$220	$2,643	$(95)	$2,658

Investing activities
Capital expenditures for property, plant and equipment	—	(98)	(91)	(376)	—	(565)
Sales (purchases) of short-term investments - net	—	—	—	355	—	355
Investments in affiliates	(4)	(36)	—	—	40	—
Loans to affiliates	—	(100)	(84)	(6,442)	6,626	—
Repayments of loans from affiliates	—	647	1,044	4,455	(6,146)	—
Proceeds from (payments for) settlement of currency exchange contracts not designated as hedges - net	—	11	—	(121)	—	(110)
Other - net	—	(78)	23	(23)	—	(78)
Net cash provided by (used in) investing activities	(4)	346	892	(2,152)	520	(398)

Financing activities
Proceeds from borrowings	—	388	—	22	—	410
Payments on borrowings	—	(538)	(35)	(1)	—	(574)
Proceeds from borrowings from affiliates	3,756	2,452	318	100	(6,626)	—
Payments on borrowings from affiliates	(1,334)	(3,178)	(710)	(924)	6,146	—
Capital contributions from affiliates	—	—	—	40	(40)	—
Other intercompany financing activities	—	463	(692)	229	—	—
Cash dividends paid	(1,149)	—	—	—	—	(1,149)
Cash dividends paid to affiliates	—	—	—	(95)	95	—
Exercise of employee stock options	29	—	—	—	—	29
Repurchase of shares	(1,271)	—	—	—	—	(1,271)
Employee taxes paid from shares withheld	—	(16)	(5)	(3)	—	(24)
Other - net	—	(1)	—	(1)	—	(2)
Net cash provided by (used in) financing activities	31	(430)	(1,124)	(633)	(425)	(2,581)

Effect of currency on cash	—	—	—	43	—	43
Total increase (decrease) in cash	1	(168)	(12)	(99)	—	(278)
Cash at the beginning of the period	—	189	13	359	—	561
Cash at the end of the period	$1	$21	$1	$260	$—	$283

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS DECEMBER 31, 2017

	Eaton Corporation plc	Eaton Corporation	Guarantors	Other subsidiaries	Consolidating adjustments	Total
Net cash provided by (used in) operating activities	$258	$(470)	$15	$4,472	$(1,609)	$2,666

Investing activities
Capital expenditures for property, plant and equipment	—	(92)	(110)	(318)	—	(520)
Proceeds from the sales of businesses	—	338	—	269	—	607
Cash received from sales (paid for acquisitions) of affiliates	—	—	(92)	92	—	—
Sales (purchases) of short-term investments - net	—	—	—	(298)	—	(298)
Investments in affiliates	(190)	(108)	—	(90)	388	—
Return of investments in affiliates	—	—	90	—	(90)	—
Loans to affiliates	—	(443)	(415)	(6,309)	7,167	—
Repayments of loans from affiliates	—	303	385	3,478	(4,166)	—
Other - net	—	(45)	10	29	—	(6)
Net cash provided by (used in) investing activities	(190)	(47)	(132)	(3,147)	3,299	(217)

Financing activities
Proceeds from borrowings	—	1,000	—	—	—	1,000
Payments on borrowings	—	(1,250)	(297)	(7)	—	(1,554)
Proceeds from borrowings from affiliates	2,605	3,129	991	442	(7,167)	—
Payments on borrowings from affiliates	(822)	(2,904)	(353)	(87)	4,166	—
Capital contribution from affiliates	—	—	90	298	(388)	—
Return of capital to affiliates	—	—	—	(90)	90	—
Other intercompany financing activities	—	652	500	(1,152)	—	—
Cash dividends paid	(1,068)	—	—	—	—	(1,068)
Cash dividends paid to affiliates	—	—	(800)	(809)	1,609	—
Exercise of employee stock options	66	—	—	—	—	66
Repurchase of shares	(850)	—	—	—	—	(850)
Employee taxes paid from shares withheld	—	(15)	(4)	(3)	—	(22)
Other - net	—	(8)	(1)	(5)	—	(14)
Net cash provided by (used in) financing activities	(69)	604	126	(1,413)	(1,690)	(2,442)

Effect of currency on cash	—	—	—	11	—	11
Total increase (decrease) in cash	(1)	87	9	(77)	—	18
Cash at the beginning of the period	1	102	4	436	—	543
Cash at the end of the period	$—	$189	$13	$359	$—	$561

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Amounts are in millions of dollars or shares unless indicated otherwise (per share data assume dilution).
COMPANY OVERVIEW
Eaton Corporation plc (Eaton or the Company) is a power management company with 2019 net sales of $21.4 billion. Eaton’s mission is to improve the quality of life and the environment through the use of power management technologies and services. We provide sustainable solutions that help our customers effectively manage electrical, hydraulic and mechanical power – more safely, more efficiently and more reliably. Eaton has approximately 101,000 employees in 60 countries and sells products to customers in more than 175 countries.
Summary of Results of Operations
During 2019, the Company’s results of operations were impacted by negative currency translation and weaker than expected growth in the Company’s end markets, particularly in the second half of 2019. Despite the declining market conditions and unfavorable impact of currency translation, the Company generated solid operating margins and Net income per ordinary share.
On April 15, 2019, Eaton completed the acquisition of an 82.275% controlling interest in Ulusoy Elektrik Imalat Taahhut ve Ticaret A.S. (Ulusoy Elektrik), a leading manufacturer of electrical switchgear based in Ankara, Turkey, with a primary focus on medium voltage solutions for industrial and utility customers. Its sales for the 12 months ended September 30, 2018 were $126. The purchase price for the shares was $214 on a cash and debt free basis. As required by the Turkish capital markets legislation, Eaton filed an application to execute a mandatory tender offer for the remaining shares shortly after the transaction closed. During the tender offer, Eaton purchased additional shares for $33 through July 2019 to increase its ownership interest to 93.7%. Ulusoy Elektrik is reported within the Electrical Systems and Services business segment.
On July 19, 2019, Eaton acquired Innovative Switchgear Solutions, Inc. (ISG), a specialty manufacturer of medium-voltage electrical equipment serving the North American utility, commercial and industrial markets. Its 2018 sales were approximately $18. ISG is reported within the Electrical Systems and Services business segment.
On December 20, 2019, Eaton acquired the Souriau-Sunbank Connection Technologies (Souriau-Sunbank) business of TransDigm Group Inc. for a cash purchase price of $903, net of cash received. Headquartered in Versailles, France, Souriau-Sunbank is a global leader in highly engineered electrical interconnect solutions for harsh environments in the aerospace, defense, industrial, energy, and transport markets. Its sales for the 12 months ended June 30, 2019 were $363. Souriau-Sunbank is reported within the Aerospace business segment.
On December 31, 2019, Eaton sold its Automotive Fluid Conveyance Business. The transaction resulted in a pre-tax loss of $66 which was recorded in Other expense (income) - net. This business was reported within the Vehicle business segment.
On October 15, 2019, Eaton entered into an agreement to sell its Lighting business to Signify N.V. for a cash purchase price of $1.4 billion. The Lighting business, which had sales of $1.6 billion in 2019 as part of the Electrical Products business segment, serves customers in commercial, industrial, residential and municipal markets. During the fourth quarter of 2019, the Company determined the Lighting business met the criteria to be classified as held for sale. Therefore, its assets and liabilities have been presented as held for sale in the Consolidated Balance Sheet as of December 31, 2019. Assets and liabilities classified as held for sale are measured at the lower of carrying value or fair value less costs to sell. There was no write-down as fair value of the Lighting business assets less costs to sell exceeded carrying value. Depreciation and amortization expense is not recorded for the period in which Other long-lived assets are classified as held for sale. The transaction is subject to customary closing conditions and regulatory approvals and is expected to close in the first quarter of 2020.
On January 21, 2020, Eaton entered into an agreement to sell its Hydraulics business to Danfoss A/S, a Danish industrial company, for $3.3 billion in cash. Eaton’s Hydraulics business, which accounted for 86% of Eaton’s Hydraulics segment revenue in 2019, is a global leader in hydraulics components, systems, and services for industrial and mobile equipment. The business had sales of $2.2 billion in 2019. Eaton is retaining the Filtration and Golf Grip businesses currently reported in the company’s Hydraulics segment. Eaton expects the Hydraulics business to be classified as held for sale during the first quarter of 2020. The Hydraulics business did not meet the criteria to be classified as discontinued operations as the sale does not represent a strategic shift that will have a major effect on the Company's operations. The transaction is subject to customary closing conditions and regulatory approvals and is expected to close by the end of 2020.
On February 25, 2020, Eaton completed the acquisition of Power Distribution, Inc. a leading supplier of mission critical power distribution, static switching, and power monitoring equipment and services for data centers and industrial and commercial customers. The company is headquartered in Richmond, Virginia, and had 2019 sales of $125. Power Distribution, Inc. will be reported within the Electrical Systems and Services business segment.

During 2018, the Company's results of operations delivered strong sales growth as major global end markets expanded.
As discussed in Note 8, certain Eaton subsidiaries acquired in the 2012 acquisition of Cooper Industries have been ordered to pay $293 by an arbitration panel. The panel’s award, issued on August 23, 2018, relate to claims brought by Pepsi-Cola Metropolitan Bottling Company, Inc. (“Pepsi”) in 2011. A Texas state court confirmed the arbitration award at the confirmation hearing, which was held on October 12, 2018. On November 2, 2018, the Company appealed. On November 28, 2018, the Company paid the full judgment plus accrued post-judgment interest to Pneumo Abex and preserved its rights, including to pursue the appeal, which is pending. The impact of the arbitration award was an after-tax expense of $206 in the third quarter of 2018, reducing earnings per share by $0.48.
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
Additional information related to acquisitions and divestitures of businesses, and the arbitration decision expense, is presented in Note 2 and Note 8, respectively, of the Notes to the Consolidated Financial Statements.
A summary of Eaton’s Net sales, Net income attributable to Eaton ordinary shareholders, and Net income per share attributable to Eaton ordinary shareholders - diluted follows:

	2019	2018	2017
Net sales	$21,390	$21,609	$20,404
Net income attributable to Eaton ordinary shareholders	2,211	2,145	2,985
Net income per share attributable to Eaton ordinary shareholders - diluted	$5.25	$4.91	$6.68

RESULTS OF OPERATIONS
Non-GAAP Financial Measures
The following discussion of Consolidated Financial Results and Business Segment Results of Operations includes certain non-GAAP financial measures. These financial measures include adjusted earnings, adjusted earnings per ordinary share, and operating profit before acquisition integration and divestiture charges for each business segment as well as corporate, each of which differs from the most directly comparable measure calculated in accordance with generally accepted accounting principles (GAAP). A reconciliation of adjusted earnings and adjusted earnings per ordinary share to the most directly comparable GAAP measure is included in the table below. Operating profit before acquisition integration and divestiture charges is reconciled in the discussion of the operating results of each business segment, and excludes acquisition integration and divestiture expense related primarily to the planned divestiture of the Lighting business and the acquisitions of Ulusoy Elektrik, ISG and Souriau-Sunbank discussed in Note 2. Management believes that these financial measures are useful to investors because they exclude certain transactions, allowing investors to more easily compare Eaton’s financial performance period to period. Management uses this information in monitoring and evaluating the on-going performance of Eaton and each business segment.

Acquisition Integration and Divestiture Charges
Eaton incurs integration charges and transaction costs to acquire businesses, and transaction and other charges to divest and exit businesses. A summary of these charges follows:

	2019	2018	2017
Electrical Products	$21	$—	$4
Electrical Systems and Services	14	—	—
Aerospace	1	—	—
Total business segments	36	—	4
Corporate	162	—	—
Total acquisition integration, divestiture charges and transaction costs before income taxes	198	—	4
Income taxes	24	—	2
Total after income taxes	$174	$—	$2
Per ordinary share - diluted	$0.42	$—	$—
Business segment charges in 2019 related to the planned divestiture of the Lighting business and the acquisitions of Ulusoy Elektrik, ISG and Souriau-Sunbank, and were included in Cost of products sold, Selling and administrative expense or Research and development expense. Business segment acquisition integration charges in 2017 related to the integration of Ephesus Lighting, Inc. (Ephesus), which was acquired in 2015. The charges associated with Ephesus were included in Selling and administrative expense. In Business Segment Information in Note 15, the charges reduced Operating profit of the related business segment.
Corporate charges in 2019 are primarily related to the planned divestiture of the Lighting business, the loss on the sale of the Automotive Fluid Conveyance business, and other charges to exit businesses, and were included in Selling and administrative expense and Other (income) expense-net. In Business Segment Information in Note 15, the charges were included in Other corporate expense - net.
Consolidated Financial Results

	2019	Change from 2018	2018	Change from 2017	2017
Net sales	$21,390	(1)%	$21,609	6%	$20,404
Gross profit	7,052	(1)%	7,098	7%	6,648
Percent of net sales	33.0%		32.8%		32.6%
Income before income taxes	2,591	7%	2,424	(28)%	3,368
Net income	2,213	3%	2,146	(28)%	2,986
Less net income for noncontrolling interests	(2)		(1)		(1)
Net income attributable to Eaton ordinary shareholders	2,211	3%	2,145	(28)%	2,985
Excluding acquisition integration and divestiture charges, after-tax	174		—		2
Adjusted earnings	$2,385	11%	$2,145	(28)%	$2,987

Net income per share attributable to Eaton ordinary shareholders - diluted	$5.25	7%	$4.91	(26)%	$6.68
Excluding per share impact of acquisition integration and divestiture charges, after-tax	0.42		—		—
Adjusted earnings per ordinary share	$5.67	15%	$4.91	(26)%	$6.68
Net Sales
Net sales in 2019 decreased by 1% compared to 2018 due to a decrease of 1% from the impact of negative currency translation. Net sales in 2018 increased by 6% compared to 2017 due to an increase of 6% in organic sales. The increase in organic sales in 2018 was primarily due to higher sales volumes in all business segments.

Gross Profit
Gross profit margin increased from 32.8% in 2018 to 33.0% in 2019. The increase in gross profit margin in 2019 was primarily due to higher sales volumes and other operating improvements in Electrical Products and Electrical Systems and Services business segments, and higher sales volumes and favorable product mix in the Aerospace business segment, partially offset by lower sales volumes in the Hydraulics and Vehicle business segments and the charge for the expected warranty costs in the Vehicle business segment to correct the performance of a product which incorporated a defective part from a supplier. Gross profit increased from 32.6% in 2017 to 32.8% in 2018. The increase in gross profit margin in 2018 was primarily due to higher sales volumes, savings from restructuring actions, and lower restructuring charges, partially offset by commodity inflation and increased freight costs.
Income Taxes
During 2019, income tax expense of $378 was recognized (an effective tax rate of 14.6%) compared to income tax expense of $278 in 2018 (an effective tax rate of 11.5%) and income tax expense of $382 in 2017 (an effective tax rate of 11.3%). The 2018 effective tax rate includes a tax benefit of $69 on the arbitration decision expense discussed in Note 8. The 2017 effective tax rate includes tax expense of $234 on the gain related to the sale of business discussed in Note 2 and a tax benefit of $62 related to the U.S. Tax Cuts and Jobs Act (TCJA). Excluding the impacts of the 2018 arbitration decision, the 2017 sale of business, and the 2017 TCJA, the effective tax rate was 12.8% in 2018 and 9.2% in 2017. The increase in the tax rate from 12.8% in 2018 to 14.6% in 2019 was primarily due to greater levels of income in higher tax jurisdictions. The increase from 9.2% in 2017 compared to 12.8% in 2018 was due to greater levels of income in higher tax jurisdictions and an increase in tax contingencies offset by net decreases of related valuation allowances.
Net Income
Net income attributable to Eaton ordinary shareholders of $2,211 in 2019 increased 3% compared to $2,145 in 2018. Net income in 2018 included after-tax expense of $206 from the arbitration decision discussed in Note 8. Excluding the arbitration decision, the decrease in 2019 net income was primarily due to higher acquisition integration and divestiture charges and a higher effective income tax rate. Net income attributable to Eaton ordinary shareholders of $2,145 in 2018 decreased 28% compared to $2,985 in 2017. Net income in 2017 included $843 from the after-tax gain on the sale of the business discussed in Note 2 and $62 of income from the new U.S. tax bill discussed in Note 9. Excluding these items and the 2018 arbitration decision, the increase in 2018 net income was primarily due to higher sales volumes, savings from restructuring actions, and lower restructuring charges, partially offset by commodity inflation and increased freight costs.
Net income per ordinary share increased to $5.25 in 2019 compared to $4.91 in 2018. Net income per ordinary share in 2018 included an unfavorable $0.48 from the arbitration decision expense discussed in Note 8. Excluding the arbitration decision, the decrease in net income per ordinary share was primarily due to lower Net income attributable to Eaton ordinary shareholders, partially offset by the Company's share repurchases over the past year. Net income per ordinary share decreased to $4.91 in 2018 compared to $6.68 in 2017. Net income per ordinary share in 2017 included $1.89 from the gain on the sale of business discussed in Note 2 and $0.14 income from the 2017 U.S. Tax Cuts and Jobs Act discussed in Note 9. Excluding these items and the 2018 arbitration decision, Net income per ordinary share increased in 2018 due to higher Net income attributable to Eaton ordinary shareholders and the Company's share repurchases over the past year.
Adjusted Earnings
Adjusted earnings of $2,385 in 2019 increased 11% compared to Adjusted earnings of $2,145 in 2018. The increase in Adjusted earnings in 2019 was primarily due to higher Net income attributable to Eaton ordinary shareholders excluding higher acquisition integration and divestiture charges. There were no acquisition integration charges in 2018 and $2 in 2017 after-tax, which resulted in the same percent change for both Net income attributable to Eaton ordinary shareholders and Adjusted earnings from 2017 to 2018.
Adjusted earnings per ordinary share increased to $5.67 in 2019 compared to $4.91 in 2018. The increase in Adjusted earnings per ordinary share in 2019 was due to higher Adjusted earnings and the impact of the Company's share repurchases over the past year. There was no impact of excluding the acquisition integration and divestiture charges per share from Net income attributable to Eaton ordinary shareholders to arrive at Adjusted earnings per ordinary share for 2018 and 2017.
Business Segment Results of Operations
The following is a discussion of Net sales, operating profit and operating profit margin by business segment, which includes a discussion of operating profit and operating profit margin before acquisition integration and divestiture charges. For additional information related to acquisition integration and divestiture charges, see Non-GAAP Financial Measures section.

Electrical Products

	2019	Change from 2018	2018	Change from 2017	2017
Net sales	$7,148	—%	$7,124	3%	$6,917

Operating profit	$1,390	6%	$1,311	6%	$1,233
Operating margin	19.4%		18.4%		17.8%

Acquisition integration and divestiture charges	$21		$—		$4

Before acquisition integration and divestiture charges
Operating profit	$1,411	8%	$1,311	6%	$1,237
Operating margin	19.7%		18.4%		17.9%
Net sales were broadly flat in 2019 compared to 2018 due to an increase of 2% in organic sales, offset by a 2% decrease from the impact of negative currency translation. Organic sales grew in 2019 in North America, primarily driven by growth in products going into residential and commercial applications. Net sales increased 3% in 2018 compared to 2017 due to an increase of 3% in organic sales. Organic sales grew in 2018 in North America and Europe, primarily driven by growth in commercial, residential and industrial applications, partially offset by weakness in North American lighting sales.
Operating margin increased from 18.4% in 2018 to 19.4% in 2019. The increase in operating margin in 2019 was primarily due to higher sales volumes and other operating improvements. Operating margin increased from 17.8% in 2017 to 18.4% in 2018. The increase in operating margin in 2018 was primarily due to higher sales volumes, lower restructuring costs, and savings from restructuring actions, partially offset by commodity inflation and increased freight costs.
Operating margin before acquisition integration and divestiture charges increased from 18.4% in 2018 to 19.7% in 2019. The increase in operating margin before acquisition integration and divestiture charges in 2019 was primarily due to an increase in operating margin. Operating margin before acquisition integration and divestiture charges increased from 17.9% in 2017 to 18.4% in 2018. The increase in operating margin before acquisition integration and divestiture charges in 2018 was primarily due to an increase in operating margin, partially offset by lower acquisition integration and divestiture charges.
Electrical Systems and Services

	2019	Change from 2018	2018	Change from 2017	2017
Net sales	$6,287	4%	$6,024	6%	$5,666

Operating profit	$1,027	15%	$896	16%	$770
Operating margin	16.3%		14.9%		13.6%

Acquisition integration and divestiture charges	$14		$—		$—

Before acquisition integration and divestiture charges
Operating profit	$1,041	16%	$896	16%	$770
Operating margin	16.6%		14.9%		13.6%
Net sales increased 4% in 2019 compared to 2018 due to an increase of 4% in organic sales and an increase of 1% from the acquisitions of businesses, partially offset by a decrease of 1% from the impact of negative currency translation. The organic sales increase in 2019 was primarily due to strength in commercial construction, industrial projects, utilities and data centers. Net sales increased 6% in 2018 compared to 2017 due to an increase of 7% in organic sales, partially offset by a decrease of 1% from the sale of a stake in a joint venture in the fourth quarter of 2017. The organic sales increase in 2018 was primarily due to strength in large industrial projects and commercial construction markets, data centers, and oil and gas markets.

Operating margin increased from 14.9% in 2018 to 16.3% in 2019. Operating margin increased in 2019 primarily due to higher sales volumes and other operating improvements. Operating margin increased from 13.6% in 2017 to 14.9% in 2018. Operating margin increased in 2018 primarily due to higher sales volumes, savings from restructuring actions, and lower restructuring costs, partially offset by commodity inflation, unfavorable product mix, and increased freight costs.
Operating margin before acquisition integration and divestiture charges increased from 14.9% in 2018 to 16.6% in 2019. The increase in operating margin before acquisition integration and divestiture charges was primarily due to an increase in operating margin.
Hydraulics

	2019	Change from 2018	2018	Change from 2017	2017
Net sales	$2,552	(7)%	$2,756	12%	$2,468

Operating profit	$286	(23)%	$370	28%	$288
Operating margin	11.2%		13.4%		11.7%
Net sales in 2019 decreased 7% compared to 2018 due to a decrease in organic sales of 5% and a decrease of 2% from the impact of negative currency translation. The decrease in organic sales in 2019 was due to weakness in global mobile equipment markets and destocking at both OEMs and distributors. Net sales in 2018 increased 12% compared to 2017 due to an increase in organic sales of 11% and an increase of 1% from the impact of positive currency translation. The increase in organic sales in 2018 was due to strength in global mobile equipment markets.
Operating margin decreased from 13.4% in 2018 to 11.2% in 2019. The decrease in operating margin in 2019 was primarily due to lower sales volumes, unfavorable product mix and operating inefficiencies. Operating margin increased from 11.7% in 2017 to 13.4% in 2018. The increase in operating margin in 2018 was primarily due to higher sales volumes, lower restructuring costs, and savings from restructuring actions, partially offset by commodity inflation, unfavorable product mix and increased freight costs.
Aerospace

	2019	Change from 2018	2018	Change from 2017	2017
Net sales	$2,044	8%	$1,896	9%	$1,744

Operating profit	$495	24%	$398	20%	$332
Operating margin	24.2%		21.0%		19.0%

Acquisition integration and divestiture charges	$1		$—		$—

Before acquisition integration and divestiture charges
Operating profit	$496	25%	$398	20%	$332
Operating margin	24.3%		21.0%		19.0%
Net sales in 2019 increased 8% compared to 2018 due to an increase in organic sales. The increase in organic sales during 2019 was primarily due to strength in sales to commercial OEM and aftermarket. Net sales in 2018 increased 9% compared to 2017 due to an increase in organic sales of 9%. The increase in organic sales during 2018 was primarily due to higher sales in all major commercial and military end markets.
Operating margin increased from 21.0% in 2018 to 24.2% in 2019. The increase was primarily due to higher sales volumes and favorable product mix. Operating margin increased from 19.0% in 2017 to 21.0% in 2018. The increase was primarily due to higher sales volume and favorable product mix.
Operating margin before acquisition integration and divestiture charges increased from 21.0% in 2018 to 24.3% in 2019. The increase in operating margin before acquisition integration and divestiture charges was primarily due to an increase in operating margin.

Vehicle

	2019	Change from 2018	2018	Change from 2017	2017
Net sales	$3,038	(13)%	$3,489	5%	$3,326

Operating profit	$460	(25)%	$611	13%	$541
Operating margin	15.1%		17.5%		16.3%
Net sales decreased 13% in 2019 compared to 2018 due to a decrease in organic sales of 11% and a decrease of 2% from the impact of negative currency translation. The decrease in organic sales in 2019 was primarily driven by weakness in global light vehicle markets and revenues transferring over to the Eaton Cummins Automated Transmission Technologies joint venture. Net sales increased 5% in 2018 compared to 2017 due to an increase in organic sales of 7%, partially offset by a decrease of 2% from the sale of the business discussed in Note 2. The increase in organic sales in 2018 was driven by growth in the Americas and Asia Pacific regions, with particular strength in the North American Class 8 truck market, partially offset by weakness in light vehicle markets in the European region.
Operating margin decreased from 17.5% in 2018 to 15.1% in 2019. The decrease in operating margin in 2019 was primarily due to lower sales volumes and the charge for the expected warranty costs to correct the performance of a product which incorporated a defective part from a supplier. Operating margin increased from 16.3% in 2017 to 17.5% in 2018. The increase in operating margin in 2018 was primarily due to higher sales volumes, partially offset by unfavorable product mix, commodity inflation and increased freight costs.
eMobility

	2019	Change from 2018	2018	Change from 2017	2017
Net sales	$321	—%	$320	13%	$283

Operating profit	$17	(61)%	$44	(12)%	$50
Operating margin	5.3%		13.8%		17.7%
Net sales were flat in 2019 compared to 2018 due to an increase in organic sales of 1%, offset by a decrease of 1% from the impact of negative currency translation. The increase in organic sales in 2019 was primarily due to growth in Europe. Net sales increased 13% in 2018 compared to 2017 due to an increase in organic sales of 12% and an increase of 1% from the impact of positive currency translation. The increase in organic sales in 2018 was primarily due to strength in North America and Europe.
Operating margin decreased from 17.7% in 2017 to 13.8% in 2018 to 5.3% in 2019. The decrease in operating margin in 2019 and 2018 was primarily due to increased research and development costs.
Corporate Expense (Income)

	2019	Change from 2018	2018	Change from 2017	2017
Amortization of intangible assets	$367	(4)%	$382	(2)%	$388
Interest expense - net	236	(13)%	271	10%	246
Pension and other postretirement benefits expense	12	1,100%	1	(98)%	45
Gain on sale of a business	—	NM	—	NM	(1,077)
Arbitration decision expense	—	NM	275	NM	—
Other corporate expense - net	469	69%	277	14%	244
Total corporate expense (income)	$1,084	(10)%	$1,206	(883)%	$(154)
Total corporate expense decreased 10% in 2019 to $1,084 from $1,206 in 2018 primarily due to the 2018 arbitration decision discussed in Note 8, partially offset by higher acquisition integration and divestiture charges. Corporate results were expense of $1,206 in 2018 compared to income of $154 in 2017. The change in Total corporate expense (income) in 2018 was primarily due to the 2018 arbitration decision discussed in Note 8 and the 2017 gain on the sale of the business discussed in Note 2.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Financial Condition and Liquidity
Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk. The Company maintains access to the commercial paper markets through a $2,000 commercial paper program. The Company maintains long-term revolving credit facilities totaling $2,000, consisting of a $750 five-year revolving credit facility that will expire November 17, 2022, a $500 four-year revolving credit facility that will expire November 7, 2023, and a $750 five-year revolving credit facility that will expire November 7, 2024. The revolving credit facilities are used to support commercial paper borrowings and are fully and unconditionally guaranteed by Eaton and certain of its direct and indirect subsidiaries on an unsubordinated, unsecured basis. There were no borrowings outstanding under Eaton's revolving credit facilities at December 31, 2019 or 2018. The Company had available lines of credit of $1,027 from various banks primarily for the issuance of letters of credit, of which there was $263 outstanding at December 31, 2019. Over the course of a year, cash, short-term investments and short-term debt may fluctuate in order to manage global liquidity. Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business as well as scheduled payments of long-term debt.
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
Sources and Uses of Cash
Operating Cash Flow
Net cash provided by operating activities was $3,451 in 2019, an increase of $793 compared to $2,658 in 2018. The increase in net cash provided by operating activities in 2019 was driven by lower working capital balances compared to 2018, and the absence of a $297 payment made during 2018 for the arbitration decision discussed in Note 8. Other-net includes the impact of foreign currency gains and losses related to the remeasurement of intercompany balance sheet exposures, which have no impact on Operating cash flow.
Net cash provided by operating activities was $2,658 in 2018, a decrease of $8 compared to $2,666 in 2017. The decrease was driven by a $297 payment made during 2018 for the arbitration decision, offset by lower pension contributions to Eaton's U.S. qualified pension plans in 2018. Other-net includes the impact of foreign currency gains and losses related to the remeasurement of intercompany balance sheet exposures, which have no impact on Operating cash flow.
Investing Cash Flow
Net cash used in investing activities was $1,866 in 2019, an increase in the use of cash of $1,468 compared to $398 in 2018. The increase in the use of cash was primarily driven by cash paid for business acquisitions discussed in Note 2 and by net purchases of short-term investments of $70 in 2019 compared to net sales of $355 in 2018, partially offset by $54 of net proceeds in 2019 compared to net payments of $110 in 2018 from the settlement of currency exchange contracts not designated as hedges. Capital expenditures were $587 in 2019 compared to $565 in 2018. Eaton expects approximately $550 in capital expenditures in 2020.
Net cash used in investing activities was $398 in 2018, an increase in the use of cash of $181 compared to $217 in 2017. The increase in the use of cash was primarily driven by proceeds from the sale of a business as part of the formation of the Eaton Cummins joint venture in 2017 discussed in Note 2 and $110 in payments for the settlement of currency exchange contracts not designated as hedges discussed in Note 13, partially offset by net sales of short-term investments of $355 in 2018 compared to net purchases of $298 in 2017. Capital expenditures were $565 in 2018 compared to $520 in 2017.

Financing Cash Flow
Net cash used in financing activities was $1,494 in 2019, a decrease in the use of cash of $1,087 compared to $2,581 in 2018. The decrease in the use of cash was primarily due to higher proceeds from borrowings of $1,232 in 2019 compared to $410 in 2018 and lower share repurchases of $1,029 in 2019 compared to $1,271 in 2018.
Net cash used in financing activities was $2,581 in 2018, an increase in the use of cash of $139 compared to $2,442 in 2017. The increase in the use of cash was primarily due to lower proceeds from borrowings of $410 in 2018 compared to $1,000 in 2017, higher share repurchases of $1,271 in 2018 compared to $850 in 2017, and higher dividends paid of $1,149 in 2018 compared to $1,068 in 2017, partially offset by lower payments on borrowings of $574 compared to $1,554 in 2017.
Credit Ratings
Eaton's debt has been assigned the following credit ratings:

Credit Rating Agency (long- /short-term rating)	Rating	Outlook
Standard & Poor's	A-/A-2	Stable outlook
Moody's	Baa1/P-2	Positive outlook
Fitch	BBB+/F1	Stable outlook
Defined Benefits Plans
Pension Plans
During 2019, the fair value of plan assets in the Company’s employee pension plans increased $708 to $5,336 at December 31, 2019. The increase in plan assets was primarily due to higher than expected return on plan assets. At December 31, 2019, the net unfunded position of $1,439 in pension liabilities consisted of $407 in the U.S. qualified pension plan, $1,006 in plans that have no minimum funding requirements, and $99 in all other plans that require minimum funding, partially offset by $73 in plans that are overfunded.
Funding requirements are a major consideration in making contributions to Eaton’s pension plans. With respect to the Company’s pension plans worldwide, the Company intends to contribute annually not less than the minimum required by applicable law and regulations. In 2019, $119 was contributed to the pension plans. The Company anticipates making $128 of contributions to certain pension plans during 2020. The funded status of the Company’s pension plans at the end of 2020, and future contributions, will depend primarily on the actual return on assets during the year and the discount rate used to calculate certain benefits at the end of the year.
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
The annual goodwill impairment test was performed using a qualitative analysis in 2019 and 2018, except for the Hydraulics segment which used a quantitative analysis in 2019. A qualitative analysis is performed by assessing certain trends and factors, including projected market outlook and growth rates, forecasted and actual sales and operating profit margins, discount rates, industry data, and other relevant qualitative factors. These trends and factors are compared to, and based on, the assumptions used in the most recent quantitative analysis performed for each reporting unit. The results of the qualitative analyses did not indicate a need to perform quantitative analysis.
Goodwill impairment testing was also performed using quantitative analyses in 2019 as a result of the Lighting business being classified as held for sale as discussed in Note 2, and in 2018 for the Electrical Products, Vehicle and eMobility segments due to a reorganization of the Company’s businesses resulting in the creation of the eMobility segment. The Company used the relative fair value method to reallocate goodwill.
Quantitative analyses were performed by estimating the fair value for each reporting unit using a discounted cash flow model, which considered forecasted cash flows discounted at an estimated weighted-average cost of capital. The forecasted cash flows were based on the Company's long-term operating plan and a terminal value was used to estimate the operating segment's cash flows beyond the period covered by the operating plan. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market holders of a business enterprise. These analyses require the exercise of judgments, including judgments about appropriate discount rates, perpetual growth rates, revenue growth, and margin assumptions of the respective reporting unit. Sensitivity analyses were performed around certain of these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values.
Based on these analyses performed in 2019 and 2018, the fair value of Eaton's reporting units continue to substantially exceed their respective carrying amounts and thus, no impairment exists.
Indefinite Life Intangible Assets
Indefinite life intangible assets consist of certain trademarks. They are evaluated annually for impairment as of July 1 using either a quantitative or qualitative analysis to determine whether their fair values exceed their respective carrying amounts. Indefinite life intangible asset impairment testing for 2019 and 2018 was performed using a quantitative analysis. Determining the fair value of these assets requires significant judgment and the Company uses a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability.

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
For 2019 and 2018, the fair value of indefinite lived intangible assets exceeded the respective carrying value.
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
Divestitures of Businesses
The Company records assets and liabilities of a business to be sold as held for sale in the Consolidated Balance Sheet when all the required criteria are met. The held for sale assets and liabilities are initially measured at the lesser of their carrying value or fair value less cost to sell, with any resulting loss being immediately recognized. In each subsequent reporting period until the business is sold, the Company continues to estimate the fair value less cost to sell of the business and recognizes any additional losses, or any gains to the extent losses were previously recorded on the held for sale assets and liabilities.
The Company used the relative fair value method to allocate goodwill to the Lighting business. The fair values of the Electrical Products segment and Lighting business were estimated based on a combination of the price paid to Eaton by Signify N.V. and a discounted cash flow model. The model includes estimates of future cash flows, future growth rates, terminal value amounts, and the applicable weighted-average cost of capital used to discount those estimated cash flows. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market holders of a business enterprise. These analyses require the exercise of judgments, including judgments about appropriate discount rates, perpetual growth rates, revenue growth, and margin assumptions. For additional information about the divestitures of businesses, see Note 2 to the Consolidated Financial Statements.
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
Management evaluates the realizability of deferred income tax assets for each jurisdiction in which it operates. If the Company experiences cumulative pre-tax income in a particular jurisdiction in a three-year period including the current and prior two years, management normally concludes that the deferred income tax assets will more likely than not be realizable and no valuation allowance is recognized, unless known or planned operating developments, or changes in tax laws, would lead management to conclude otherwise. However, if the Company experiences cumulative pre-tax losses in a particular jurisdiction in a three-year period including the current and prior two years, management then considers a series of factors in the determination of whether the deferred income tax assets can be realized. These factors include historical operating results, known or planned operating developments, the period of time over which certain temporary differences will reverse, consideration of the utilization of certain deferred income tax liabilities, tax law carryback capability in a particular country, prudent and feasible tax planning strategies, changes in tax laws, and estimates of future earnings and taxable income using the same assumptions as those used for the Company’s goodwill and other impairment testing. After evaluation of these factors, if the deferred income tax assets are expected to be realized within the tax carryforward period allowed for that specific country, management would conclude that no valuation allowance would be required. To the extent that the deferred income tax assets exceed the amount that is expected to be realized within the tax carryforward period for a particular jurisdiction, management would establish a valuation allowance. For additional information about income taxes, see Note 9 to the Consolidated Financial Statements.

Unrecognized Income Tax Benefits
Eaton recognizes an income tax benefit from an uncertain tax position only if it is more likely than not that the benefit would be sustained upon examination by taxing authorities, based on the technical merits of the position. The Company evaluates and adjusts the amount of unrecognized income tax benefits based on changes in law, facts and circumstances. Eaton also estimates, where reasonably possible, the increase or decrease in the amount of unrecognized income tax benefits in the next 12 months.
The evaluation and determination of the amount of unrecognized income tax benefits related to uncertain tax positions is complex and involves both the exercise of judgement and the utilization of certain estimates and assumptions. Each tax position carries unique facts and circumstances that must be evaluated in light of current tax laws, regulations, and judicial decisions. Additionally, the ultimate resolution of the majority of Eaton’s unrecognized income tax benefits is dependent upon uncontrollable factors such as the prospect of retroactive regulations; new case law; and the willingness of the income tax authority to settle the issue, including the timing thereof.
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
Key assumptions used to calculate pension and other postretirement benefits expense are adjusted at each year-end. A 1-percentage point change in the assumed rate of return on pension plan assets is estimated to have approximately a $49 effect on pension expense. Likewise, a 1-percentage point change in the discount rate is estimated to have approximately a $64 effect on pension expense. A 1-percentage point change in the assumed rate of return on other postretirement benefits assets is estimated to have less than $1 effect on other postretirement benefits expense. A 1-percentage point change in the discount rate is estimated to have approximately a $1 effect on expense for other postretirement benefits plans.
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
Eaton’s ability to access the commercial paper market, and the related cost of these borrowings, is based on the strength of its credit rating and overall market conditions. The Company has not experienced any material limitations in its ability to access these sources of liquidity. At December 31, 2019, Eaton had $2,000 of long-term revolving credit facilities with banks in support of its commercial paper program. It has no borrowings outstanding under these credit facilities.

Interest rate risk can be measured by calculating the short-term earnings impact that would result from adverse changes in interest rates. This exposure results from short-term debt, which includes commercial paper at a floating interest rate, long-term debt that has been swapped to floating rates, and money market investments that have not been swapped to fixed rates. Based upon the balances of investments and floating rate debt at year end 2019, a 100 basis point increase in short-term interest rates would have increased the Company’s net, pre-tax interest expense by $20.
Eaton also measures interest rate risk by estimating the net amount by which the fair value of the Company’s financial liabilities would change as a result of movements in interest rates. Based on Eaton’s best estimate for a hypothetical, 100 basis point increase in interest rates at December 31, 2019, the market value of the Company’s debt and interest rate swap portfolio, in aggregate, would increase by $515.
The Company is exposed to fluctuations in commodity prices due to volatility in raw material costs and contractual agreements with suppliers. To partially mitigate this exposure, Eaton enters into commodity contracts for certain raw material purchases with the objective of minimizing changes in inventory cost due to market price fluctuations. These commodity contracts are designated for hedge accounting and are generally less than one year in duration. Based on Eaton’s best estimate for a hypothetical 10% fluctuation in commodity prices the gain or loss would be less than $1. The sensitivity analysis of the effects of changes in commodity prices assumes the notional value to remain constant for the next 12 months. Any change in the value of the contracts would be offset by an inverse change in the value of the underlying hedged transactions.
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

CONTRACTUAL OBLIGATIONS
A summary of contractual obligations as of December 31, 2019 follows:

	2020	2021 to 2022	2023 to 2024	Thereafter	Total
Long-term debt, including current portion(1)	$242	$2,674	$984	$4,082	$7,982
Interest expense related to long-term debt	252	460	339	1,634	2,685
Reduction of interest expense from interest rate swap agreements related to long-term debt	(18)	(39)	(14)	(37)	(108)
Operating leases	142	195	93	82	512
Finance leases	8	14	6	9	37
Purchase obligations	1,091	183	83	91	1,448
Other obligations	169	10	12	23	214
Held for sale obligations	65	9	4	6	84
Total	$1,951	$3,506	$1,507	$5,890	$12,854

(1) Long-term debt excludes deferred gains and losses on derivatives related to debt, adjustments to fair market value, premiums and discounts on long-term debentures, debt issuance costs, and finance leases.

Interest expense related to long-term debt is based on the applicable interest rate related to the debt instrument, whether fixed or floating. The reduction of interest expense due to interest rate swap agreements related to long-term debt is based on the difference in the fixed interest rate the Company receives from the swap, compared to the floating interest rate the Company pays on the swap. Purchase obligations are entered into with various vendors in the normal course of business. These amounts include commitments for purchases of raw materials, outstanding non-cancelable purchase orders, releases under blanket purchase orders, and commitments under ongoing service arrangements. Other obligations principally include $128 of anticipated contributions to pension plans in 2020, $34 of other postretirement benefits payments expected to be paid in 2020, and $49 of deferred compensation earned under various plans for which the participants have elected to receive disbursement at a later date. The table above does not include all other future expected pension and other postretirement benefits payments. Information related to the amounts of these future payments is described in Note 7 to the Consolidated Financial Statements. The table above also excludes the liability for unrecognized income tax benefits, since the Company cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities. At December 31, 2019, the gross liability for unrecognized income tax benefits totaled $1,001 and interest and penalties were $93.

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

QUARTERLY DATA (unaudited)

	Quarter ended in 2019				Quarter ended in 2018
(In millions except for per share data)	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Net sales	$5,238	$5,314	$5,533	$5,305	$5,459	$5,412	$5,487	$5,251
Gross profit	1,682	1,802	1,836	1,732	1,789	1,815	1,816	1,678
Percent of net sales	32.1%	33.9%	33.2%	32.6%	32.8%	33.5%	33.1%	32.0%
Income before income taxes	532	718	738	603	726	439	694	565
Net income	453	602	636	522	632	416	611	487
Less net (income) loss for noncontrolling interests	(1)	(1)	—	—	(1)	—	(1)	1
Net income attributable to Eaton ordinary shareholders	$452	$601	$636	$522	$631	$416	$610	$488

Net income per share attributable to Eaton ordinary shareholders
Diluted	$1.09	$1.44	$1.50	$1.23	$1.46	$0.95	$1.39	$1.10
Basic	1.09	1.44	1.51	1.23	1.46	0.96	1.40	1.11

Cash dividends declared per ordinary share	$0.71	$0.71	$0.71	$0.71	$0.66	$0.66	$0.66	$0.66

Earnings per share for the four quarters in a year may not equal full year earnings per share.

Acquisition integration, divestiture charges and transaction costs included in Income before income taxes are as follows:

	Quarter ended in 2019				Quarter ended in 2018
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Acquisition integration, divestiture charges and transaction costs	$133	$39	$14	$12	$—	$—	$—	$—

FIVE-YEAR CONSOLIDATED FINANCIAL SUMMARY (unaudited)

(In millions except for per share data)	2019	2018	2017	2016	2015
Net sales	$21,390	$21,609	$20,404	$19,747	$20,855
Income before income taxes	2,591	2,424	3,368	2,118	2,133
Net income	2,213	2,146	2,986	1,919	1,974
Less net income for noncontrolling interests	(2)	(1)	(1)	(3)	(2)
Net income attributable to Eaton ordinary shareholders	$2,211	$2,145	$2,985	$1,916	$1,972

Net income per share attributable to Eaton ordinary shareholders
Diluted	$5.25	$4.91	$6.68	$4.20	$4.22
Basic	5.28	4.93	6.71	4.21	4.23

Weighted-average number of ordinary shares outstanding
Diluted	420.8	436.9	447.0	456.5	467.1
Basic	419.0	434.3	444.5	455.0	465.5

Cash dividends declared per ordinary share	$2.84	$2.64	$2.40	$2.28	$2.20

Total assets (1)	$32,805	$31,092	$32,623	$30,476	$31,059
Long-term debt	7,819	6,768	7,167	6,711	7,746
Total debt	8,322	7,521	7,751	8,277	8,414
Eaton shareholders' equity	16,082	16,107	17,253	14,954	15,249
Eaton shareholders' equity per ordinary share	$38.91	$38.02	$39.22	$33.28	$33.24
Ordinary shares outstanding	413.3	423.6	439.9	449.4	458.8
(1) Total assets in 2019 reflect the adoption of Accounting Standard Update 2016-02, Leases, using the optional transition method and prior periods were not restated, as described in Note 1 to the consolidated financial statements.