Form 10-Q
period 2020-03-31
Eaton Corp plc
filed 2020-04-30
CIK 1551182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 400.0 million Ordinary Shares outstanding as of March 31, 2020.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended March 31
(In millions except for per share data)	2020	2019
Net sales	$4,789	$5,305

Cost of products sold	3,302	3,573
Selling and administrative expense	865	917
Research and development expense	153	156
Interest expense - net	34	60
Gain on sale of business	221	—
Other expense (income) - net	35	(4)
Income before income taxes	621	603
Income tax expense	183	81
Net income	438	522
Less net income for noncontrolling interests	—	—
Net income attributable to Eaton ordinary shareholders	$438	$522

Net income per share attributable to Eaton ordinary shareholders
Diluted	$1.07	$1.23
Basic	1.07	1.23

Weighted-average number of ordinary shares outstanding
Diluted	411.1	425.9
Basic	409.3	424.0

Cash dividends declared per ordinary share	$0.73	$0.71

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended March 31
(In millions)	2020	2019
Net income	$438	$522
Less net income for noncontrolling interests	—	—
Net income attributable to Eaton ordinary shareholders	438	522

Other comprehensive income (loss), net of tax
Currency translation and related hedging instruments	(609)	53
Pensions and other postretirement benefits	86	21
Cash flow hedges	(153)	(7)
Other comprehensive income (loss) attributable to Eaton ordinary shareholders	(676)	67

Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$(238)	$589

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED BALANCE SHEETS

(In millions)	March 31, 2020	December 31, 2019
Assets
Current assets
Cash	$239	$370
Short-term investments	178	221
Accounts receivable - net	2,951	3,437
Inventory	2,346	2,805
Assets held for sale	2,440	1,377
Prepaid expenses and other current assets	516	518
Total current assets	8,670	8,728

Property, plant and equipment
Land and buildings	2,081	2,440
Machinery and equipment	5,215	6,266
Gross property, plant and equipment	7,296	8,706
Accumulated depreciation	(4,357)	(5,210)
Net property, plant and equipment	2,939	3,496

Other noncurrent assets
Goodwill	12,397	13,456
Other intangible assets	4,319	4,638
Operating lease assets	434	436
Deferred income taxes	346	372
Other assets	1,740	1,679
Total assets	$30,845	$32,805

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$337	$255
Current portion of long-term debt	250	248
Accounts payable	1,785	2,114
Accrued compensation	274	449
Liabilities held for sale	458	325
Other current liabilities	1,840	1,741
Total current liabilities	4,944	5,132

Noncurrent liabilities
Long-term debt	7,842	7,819
Pension liabilities	1,324	1,462
Other postretirement benefits liabilities	322	328
Operating lease liabilities	334	331
Deferred income taxes	354	396
Other noncurrent liabilities	1,437	1,204
Total noncurrent liabilities	11,613	11,540

Shareholders’ equity
Ordinary shares (400.0 million outstanding in 2020 and 413.3 million in 2019)	4	4
Capital in excess of par value	12,203	12,200
Retained earnings	7,007	8,170
Accumulated other comprehensive loss	(4,966)	(4,290)
Shares held in trust	(3)	(2)
Total Eaton shareholders’ equity	14,245	16,082
Noncontrolling interests	43	51
Total equity	14,288	16,133
Total liabilities and equity	$30,845	$32,805
The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31
(In millions)	2020	2019
Operating activities
Net income	$438	$522
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	199	221
Deferred income taxes	(16)	(3)
Pension and other postretirement benefits expense	54	36
Contributions to pension plans	(38)	(39)
Contributions to other postretirement benefits plans	(4)	(5)
Gain on sale of business	(91)	—
Changes in working capital	(246)	(198)
Other - net	27	17
Net cash provided by operating activities	323	551

Investing activities
Capital expenditures for property, plant and equipment	(112)	(149)
Proceeds from sale of business	1,402	—
Cash paid for acquisitions of businesses, net of cash acquired	(195)	—
Sales of short-term investments - net	30	16
Proceeds (payments) for settlement of currency exchange contracts not designated as hedges - net	(16)	51
Other - net	(9)	14
Net cash provided by (used in) investing activities	1,100	(68)

Financing activities
Proceeds from borrowings	83	342
Payments on borrowings	(4)	(315)
Cash dividends paid	(291)	(302)
Exercise of employee stock options	14	20
Repurchase of shares	(1,300)	(180)
Employee taxes paid from shares withheld	(29)	(35)
Other - net	(3)	(1)
Net cash used in financing activities	(1,530)	(471)

Effect of currency on cash	(23)	8
Less: Increase in cash classified as held for sale	(1)	—
Increase (decrease) in cash	(131)	20
Cash at the beginning of the period	370	283
Cash at the end of the period	$239	$303

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
This Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in Eaton’s 2019 Form 10-K. The interim period results are not necessarily indicative of the results to be expected for the full year. Management has evaluated subsequent events through the date this Form 10-Q was filed with the Securities and Exchange Commission.
During the first quarter of 2020, Eaton re-segmented certain reportable operating segments due to a reorganization of the Company's businesses. The new reportable segments are Electrical Americas and Electrical Global, which include the legacy Electrical Products and Electrical Systems and Services segments. Additionally, the Filtration and Golf Grip businesses previously included in the Hydraulics segment, and the electrical aerospace connectors business previously included in the Electrical Products segment, have been added to the Aerospace reportable segment as part of the reorganization. Previously reported financial information for these reportable segments has been updated for 2018 and 2019 in Note 13.
The Company recorded $6 of net gains for the quarter ended March 31, 2019 related primarily to the remeasurement of intercompany loans denominated in a foreign currency and the currency exchange derivative contracts used to hedge these exposures. In the first quarter of 2020, Eaton changed the presentation of these gains from Other (income) expense - net to Interest expense - net, and reclassified all prior periods to conform to the current year presentation.
In the first quarter of 2020, the Company also changed the presentation of the following items within the operating activities section of the Condensed Consolidated Statements of Cash Flows:

•
The non-cash gains and losses associated with currency exchange derivative contracts have been moved from Changes in working capital to Other-net. This puts the non-cash impact of these derivatives on the same line as the non-cash impact from the balance sheet currency exposures they are used to hedge.

•	The changes in uncertain tax positions have been moved from Other-net to Changes in working capital. This places the cash flow impact from all taxes on the same line.
These cash flow reclassifications have been made to prior period amounts to conform to the current year presentation as follows:

	Three months ended March 31, 2019
Condensed Consolidated Statements of Cash Flows	As originally reported	As adjusted	Effect of change
Changes in working capital	$(306)	$(198)	$108
Other - net	125	17	(108)
Net cash provided by operating activities	551	551	—

Adoption of New Accounting Standard
Eaton adopted Accounting Standard Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, in the first quarter of 2020. This standard introduces new guidance for accounting for credit losses on receivables. The Company did not recognize a cumulative-effect adjustment to retained earnings as of January 1, 2020, as the adoption of this standard did not have a material impact to the Condensed Consolidated Financial Statements.

Note 2.	ACQUISITIONS AND DIVESTITURES OF BUSINESSES
Acquisition of controlling interest of Ulusoy Elektrik Imalat Taahhut ve Ticaret A.S.
On April 15, 2019, Eaton completed the acquisition of an 82.275% controlling interest in Ulusoy Elektrik Imalat Taahhut ve Ticaret A.S. (Ulusoy Elektrik), a leading manufacturer of electrical switchgear based in Ankara, Turkey, with a primary focus on medium-voltage solutions for industrial and utility customers. Its sales for the 12 months ended September 30, 2018 were $126. The purchase price for the shares was $214 on a cash and debt free basis. As required by the Turkish capital markets legislation, Eaton filed an application to execute a mandatory tender offer for the remaining shares shortly after the transaction closed. During the tender offer, Eaton purchased additional shares for $33 through July 2019 to increase its ownership interest to 93.7%. Ulusoy Elektrik is reported within the Electrical Global business segment.
Acquisition of Innovative Switchgear Solutions, Inc.
On July 19, 2019, Eaton acquired Innovative Switchgear Solutions, Inc. (ISG), a specialty manufacturer of medium-voltage electrical equipment serving the North American utility, commercial and industrial markets. Its 2018 sales were approximately $18. ISG is reported within the Electrical Americas business segment.
Acquisition of Souriau-Sunbank Connection Technologies
On December 20, 2019, Eaton acquired the Souriau-Sunbank Connection Technologies (Souriau-Sunbank) business of TransDigm Group Inc. for a cash purchase price of $906, net of cash received. Headquartered in Versailles, France, Souriau-Sunbank is a global leader in highly engineered electrical interconnect solutions for harsh environments in the aerospace, defense, industrial, energy, and transport markets. Its sales for the 12 months ended June 30, 2019 were $363. Souriau-Sunbank is reported within the Aerospace business segment.
The acquisition of Souriau-Sunbank has been accounted for using the acquisition method of accounting which requires the assets acquired and liabilities assumed be recognized at their respective fair values on the acquisition date. The table below summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed on the acquisition date, as well as measurement period adjustments recorded as of March 31, 2020. These preliminary estimates will continue to be revised during the measurement period as third-party valuations are received and finalized, further information becomes available and additional analyses are performed, and these differences could have a material impact on Eaton's preliminary purchase price allocation. The current measurement period adjustments did not have a material impact to the Consolidated Statements of Income.

	Preliminary Allocation	Measurement Period Adjustments	Adjusted Preliminary Allocation
Accounts Receivables	$60	$—	$60
Inventory	121	—	121
Prepaid expenses and other current assets	5	—	5
Property, plant and equipment	101	—	101
Other intangible assets	385	—	385
Other assets	8	—	8
Accounts payable	(34)	—	(34)
Other current liabilities	(51)	1	(50)
Other noncurrent liabilities	(130)	—	(130)
Total identifiable net assets	465	1	466
Noncontrolling interests	(4)	—	(4)
Goodwill	442	2	444
Total consideration, net of cash received	$903	$3	$906

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the anticipated synergies of acquiring Souriau-Sunbank. Goodwill recognized as a result of the acquisition is not deductible for tax purposes. Other intangible assets of $385 are expected to include customer relationships, trademarks and technology. Given the timing of the acquisition, Eaton utilized a benchmarking approach based on similar acquisitions to determine the preliminary fair values for intangible assets. See Note 6 for additional information about goodwill.
Eaton’s 2020 Condensed Consolidated Financial Statements include Souriau-Sunbank’s results of operations. Souriau-Sunbank’s sales in the first quarter were $85.

Sale of Automotive Fluid Conveyance business
On December 31, 2019, Eaton sold its Automotive Fluid Conveyance Business. The transaction resulted in a pre-tax loss of$66 which was recorded in Other expense (income) - net. This business was reported within the Vehicle business segment.
Acquisition of Power Distribution, Inc.
On February 25, 2020, Eaton acquired Power Distribution, Inc. a leading supplier of mission critical power distribution, static switching, and power monitoring equipment and services for data centers and industrial and commercial customers. The company is headquartered in Richmond, Virginia, and had 2019 sales of $125. Power Distribution, Inc. is reported within the Electrical Americas business segment.
Sale of Lighting business
On March 2, 2020, Eaton sold its Lighting business to Signify N.V. for a cash purchase price of $1.4 billion. The Company recognized a pre-tax gain of $221. The Lighting business, which had sales of $1.6 billion in 2019 as part of the Electrical Americas business segment, serves customers in commercial, industrial, residential, and municipal markets.
Pending sale of Hydraulics business
On January 21, 2020, Eaton entered into an agreement to sell its Hydraulics business to Danfoss A/S, a Danish industrial company, for $3.3 billion in cash. Eaton’s Hydraulics business is a global leader in hydraulics components, systems, and services for industrial and mobile equipment. The business had sales of $2.2 billion in 2019. The transaction is subject to customary closing conditions and regulatory approvals and is expected to close by the end of 2020.
Assets and liabilities held for sale
During the fourth quarter of 2019 and first quarter of 2020, the Company determined the Lighting business and Hydraulics business, respectively, met the criteria to be classified as held for sale. Therefore, assets and liabilities of these businesses have been presented as held for sale in the Consolidated Balance Sheets as of December 31, 2019 and March 31, 2020, respectively. Assets and liabilities classified as held for sale are measured at the lower of carrying value or fair value less costs to sell. There was no write-down as fair values of both the Lighting business and Hydraulics business assets less their costs to sell exceeded their respective carrying values. Depreciation and amortization expense is not recorded for the period in which Other long-lived assets are classified as held for sale.
The Company used the relative fair value method to allocate goodwill to both the Lighting and Hydraulics businesses. The fair values of the Lighting business and Hydraulics business were estimated based on a combination of the prices paid to Eaton by Signify N.V. and Danfoss A/S, respectively, and a discounted cash flow model. The model includes estimates of future cash flows, future growth rates, terminal value amounts, and the applicable weighted-average cost of capital used to discount those estimated cash flows. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market holders of a business enterprise. These analyses require the exercise of judgments, including judgments about appropriate discount rates, perpetual growth rates, revenue growth, and margin assumptions.

The assets and liabilities classified as held for sale for the Lighting business on the December 31, 2019 Consolidated Balance Sheet and the Hydraulics business on the March 31, 2020 Consolidated Balance Sheet are as follows:

	March 31, 2020	December 31, 2019
	(Hydraulics business)	(Lighting business)
Cash	$1	$—
Accounts receivable - net	361	220
Inventory	412	161
Prepaid expenses and other current assets	3	10
Net property, plant and equipment	443	155
Goodwill	908	470
Other intangible assets	250	330
Operating lease assets	46	25
Deferred income taxes	3	—
Other noncurrent assets	13	6
Assets held for sale - current	$2,440	$1,377

Accounts payable	$221	$184
Accrued compensation	25	7
Other current liabilities	110	102
Pension liabilities	69	3
Operating lease liabilities	30	17
Deferred income taxes	3	(1)
Other noncurrent liabilities	—	13
Liabilities held for sale - current	$458	$325

The Lighting business and Hydraulics business did not meet the criteria to be classified as discontinued operations as neither of these sales represent a strategic shift that will have a major effect on the Company's operations.

Note 3.	REVENUE RECOGNITION
Sales are recognized when obligations under the terms of the contract are satisfied and control of promised goods or services have transferred to our customers. Sales are measured at the amount of consideration the Company expects to be paid in exchange for these products or services.
In the Electrical Americas segment, sales contracts are primarily for electrical components, industrial components, power distribution and assemblies, residential products, single and three phase power quality, wiring devices, circuit protection, utility power distribution, power reliability equipment, and services that are primarily produced and sold in North and South America. The majority of the sales in this segment contain performance obligations satisfied at a point in time either when we ship the product from our facility, or when it arrives at the customer’s facility; however, certain power distribution and power quality services are recognized over time.
In the Electrical Global segment, sales contracts are primarily for electrical components, industrial components, power distribution and assemblies, single phase and three phase power quality, and services that are primarily produced and sold outside of North and South America; as well as hazardous duty electrical equipment, emergency lighting, fire detection, intrinsically safe explosion-proof instrumentation, and structural support systems that are produced and sold globally. The majority of the sales contracts in this segment contain performance obligations satisfied at a point in time either when we ship the product from our facility, or when it arrives at the customer’s facility; however, certain power distribution and power quality services are recognized over time.
Many of the products and services in power distribution and power quality services meet the definition of continuous transfer of control to customers and are recognized over time. These products are engineered to a customer’s design specifications, have no alternative use to Eaton, and are controlled by the customer as evidenced by the customer’s contractual ownership of the work in process or our right to payment for work performed to date plus a reasonable margin. As control is transferring over time, sales are recognized based on the extent of progress towards completion of the obligation. Eaton generally uses an input method to determine the progress completed and sales are recorded proportionally as costs are incurred. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer.
In the Hydraulics segment, sales contracts are primarily for hydraulic components and systems for industrial and mobile equipment. These sales contracts are primarily based on a customer’s purchase order. In this segment, performance obligations are generally satisfied at a point in time when we ship the product from our facility.
In the Aerospace segment, sales contracts are primarily for aerospace fuel, hydraulics, and pneumatic systems for commercial and military use, as well as filtration systems for industrial applications. These sales contracts are primarily based on a customer’s purchase order, and frequently covered by terms and conditions included in a long-term agreement. In this segment, performance obligations are generally satisfied at a point in time either when we ship the product from our facility, or when it arrives at the customer’s facility. Our military contracts are primarily fixed-price contracts that are not subject to performance-based payments or progress payments from the customer.
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

	Three months ended March 31, 2020
Net sales		Products	Systems	Total
Electrical Americas		$724	$1,064	$1,788
Electrical Global		657	487	1,144

		United States	Rest of World
Hydraulics		$227	$280	507

	Original Equipment Manufacturers	Aftermarket	Industrial and Other
Aerospace	$325	$220	$135	680

		Commercial	Passenger and Light Duty
Vehicle		$292	$306	598

eMobility				72

Total				$4,789

	Three months ended March 31, 2019
Net sales		Products	Systems	Total
Electrical Americas		$905	$1,056	$1,961
Electrical Global		696	546	1,242

		United States	Rest of World
Hydraulics		$266	$339	605

	Original Equipment Manufacturers	Aftermarket	Industrial and Other
Aerospace	$290	$211	$103	604

		Commercial	Passenger and Light Duty
Vehicle		$431	$379	810

eMobility				83

Total				$5,305

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (revenue recognized exceeds amount billed to the customer), and deferred revenue (advance payments and billings in excess of revenue recognized). Accounts receivables from customers were $2,669 and $3,090 at March 31, 2020 and December 31, 2019, respectively. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. These assets and liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Unbilled receivables were $96 and $101 at March 31, 2020 and December 31, 2019, respectively, and are recorded in Prepaid expenses and other current assets. The decrease in unbilled receivables was primarily due to billings to customers during the quarter, partially offset by revenue recognized and not yet billed.
Changes in the deferred revenue liabilities are as follows:

Deferred Revenue
Balance at January 1, 2020	$234
Customer deposits and billings	245
Revenue recognized in the period	(240)
Translation	(4)
Deferred revenue reclassified to held for sale	(11)
Balance at March 31, 2020	$224

Deferred Revenue
Balance at January 1, 2019	$248
Customer deposits and billings	208
Revenue recognized in the period	(205)
Translation	6
Balance at March 31, 2019	$257

A significant portion of open orders placed with Eaton are by original equipment manufacturers or distributors. These open orders are not considered firm as they have been historically subject to releases by customers. In measuring backlog of unsatisfied or partially satisfied obligations, only the amount of orders to which customers are firmly committed are included. Using this criterion, total backlog at March 31, 2020 was approximately $5.4 billion. At March 31, 2020, Eaton expects to recognize approximately 87% of this backlog in the next twelve months and the rest thereafter.

Note 4. CREDIT LOSSES FOR RECEIVABLES
Receivables are exposed to credit risk based on the customers’ ability to pay which is influenced by, among other factors, financial performance, geography, or lines of businesses. Eaton’s receivables are generally short-term in nature with a majority outstanding less than 90 days.
Eaton performs ongoing credit evaluation of its customers and maintains sufficient allowances for potential credit losses. The Company evaluates the collectability of its receivables based on the length of time the receivable is past due, and any anticipated future write-offs based on historic experience adjusted for market conditions. The Company’s segments, supported by our global credit department, perform the credit evaluation and monitoring process to estimate and manage credit risk. The process includes an evaluation of credit losses for both the overall segment receivable and specific customer balances. The process also includes review of customer financial information and credit ratings, approval and monitoring of customer credit limits, and an assessment of market conditions. The Company may also require prepayment from customers to mitigate credit risk. Receivable balances are written off against an allowance for credit losses after a final determination of collectability has been made.
Accounts receivable are net of an allowance for credit losses of $46 and $49 at March 31, 2020 and December 31, 2019. The change in the allowance for credit losses includes expense and net write-offs, none of which is significant.

Note 5.    INVENTORY
Inventory is carried at lower of cost or net realizable value. The components of inventory follow:

	March 31, 2020	December 31, 2019
Raw materials	$821	$986
Work-in-process	605	640
Finished goods	920	1,179
Total inventory	$2,346	$2,805

Note 6.	GOODWILL
Change in the carrying amount of goodwill by segment follows:

	January 1, 2020	Additions	Goodwill reclassified to held for sale	Translation	March 31, 2020
Electrical Americas	$6,352	$89	$—	$(39)	$6,402
Electrical Global	4,106	3	—	(164)	3,945
Hydraulics	921	—	(908)	(13)	—
Aerospace	1,706	2	—	(26)	1,682
Vehicle	291	—	—	(3)	288
eMobility	80	—	—	—	80
Total	$13,456	$94	$(908)	$(245)	$12,397

During the first quarter of 2020, Eaton re-segmented certain reportable operating segments due to a reorganization of the Company's businesses. The Company used the relative fair value method to reallocate goodwill to the associated reporting units impacted by the reorganization. The Company’s reporting units are equivalent to the reportable operating segments, except for the Aerospace segment which has two reporting units.
The fair values of the Electrical Americas and Electrical Global reportable segments were estimated based on a discounted cash flow model. The model includes estimates of future cash flows, future growth rates, terminal value amounts, and the applicable weighted-average cost of capital used to discount those estimated cash flows. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market holders of a business enterprise. These analyses require the exercise of judgments, including judgments about appropriate discount rates, perpetual growth rates, revenue growth, and margin assumptions.
The fair value of the Hydraulics reportable segment was estimated based on a combination of the price paid to Eaton by Danfoss A/S and a discounted cash flow model. See Note 2 for additional information about the allocation of goodwill to the Hydraulics reportable segment.
The Filtration and Golf Grip businesses previously included in the Hydraulics reportable segment, and the electrical aerospace connectors business previously included in the Electrical Products segment, have been added to the Aerospace segment as part of the reorganization.
During the first quarter of 2020, goodwill impairment testing was performed using quantitative analyses as a result of the Hydraulics business being classified as held for sale as discussed in Note 2, and the re-segmentation of the Electrical Americas, Electrical Global and Aerospace segments. Based on these analyses performed, the fair value of Eaton's impacted reporting units continues to substantially exceed their respective carrying amounts and thus, no impairment exists.
The 2020 additions to goodwill relate to the anticipated synergies of acquiring Power Distribution, Inc. The allocation of the purchase price from this acquisition is preliminary and will be completed during the measurement period.

Note 7.    RETIREMENT BENEFITS PLANS
The components of retirement benefits expense follow:

	United States pension benefit expense		Non-United States pension benefit expense		Other postretirement benefits expense
	Three months ended March 31
	2020	2019	2020	2019	2020	2019
Service cost	$24	$23	$18	$14	$—	$—
Interest cost	26	34	11	15	2	3
Expected return on plan assets	(57)	(58)	(27)	(27)	—	—
Amortization	25	15	15	10	(3)	(3)
	18	14	17	12	(1)	—
Settlements, curtailments and special termination benefits	17	10	3	—	—	—
Total expense	$35	$24	$20	$12	$(1)	$—

The components of retirement benefits expense other than service costs are included in Other expense (income) - net.

Note 8.	LEGAL CONTINGENCIES

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

The effective income tax rate for the first quarter of 2020 was expense of 29.5% compared to expense of 13.5% for the first quarter of 2019. The increase in the effective tax rate in the first quarter of 2020 was primarily due to the tax impact on the gain from the sale of the Lighting business described in Note 2.

Note 10. EQUITY
On February 27, 2019, the Board of Directors adopted a share repurchase program for share repurchases up to $5,000 of ordinary shares (2019 Program). Under the 2019 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During the first quarter of 2020 and 2019, 14.2 million and 1.9 million ordinary shares, respectively, were repurchased under the 2019 Program in the open market at a total cost of $1,300 and $150, respectively.
The changes in Shareholders’ equity follow:

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at January 1, 2020	413.3	$4	$12,200	$8,170	$(4,290)	$(2)	$16,082	$51	$16,133
Net income	—	—	—	438	—	—	438	—	438
Other comprehensive loss, net of tax					(676)		(676)	—	(676)
Cash dividends paid and accrued	—	—	—	(300)	—	—	(300)	(5)	(305)
Issuance of shares under equity-based compensation plans	0.9	—	3	(1)	—	(1)	1	—	1
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(3)	(3)
Repurchase of shares	(14.2)	—	—	(1,300)	—	—	(1,300)	—	(1,300)
Balance at March 31, 2020	400.0	$4	$12,203	$7,007	$(4,966)	$(3)	$14,245	$43	$14,288

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at January 1, 2019	423.6	$4	$12,090	$8,161	$(4,145)	$(3)	$16,107	$35	$16,142
Net income	—	—	—	522	—	—	522	—	522
Other comprehensive income, net of tax					67		67	—	67
Cash dividends paid and accrued	—	—	—	(309)	—	—	(309)	(1)	(310)
Issuance of shares under equity-based compensation plans	1.4	—	(5)	1	—	—	(4)	—	(4)
Repurchase of shares	(1.9)	—	—	(150)	—	—	(150)	—	(150)
Balance at March 31, 2019	423.1	$4	$12,085	$8,225	$(4,078)	$(3)	$16,233	$34	$16,267
The changes in Accumulated other comprehensive loss follow:

	Currency translation and related hedging instruments	Pensions and other postretirement benefits	Cash flow hedges	Total
Balance at January 1, 2020	$(2,848)	$(1,408)	$(34)	$(4,290)
Other comprehensive (loss) income before reclassifications	(646)	41	(151)	(756)
Amounts reclassified from Accumulated other comprehensive loss	37	45	(2)	80
Net current-period Other comprehensive (loss) income	(609)	86	(153)	(676)
Balance at March 31, 2020	$(3,457)	$(1,322)	$(187)	$(4,966)

The reclassifications out of Accumulated other comprehensive loss follow:

	Three months ended March 31, 2020		Consolidated statements of income classification
Currency translation losses
Sale of business	$(37)		Gain on sale of business
Tax expense	—
Total, net of tax	(37)

Amortization of defined benefit pensions and other postretirement benefits items
Actuarial loss and prior service cost	(57)	[1]
Tax benefit	12
Total, net of tax	(45)

Gains and (losses) on cash flow hedges
Currency exchange contracts	3		Net sales and Cost of products sold
Tax expense	(1)
Total, net of tax	2

Total reclassifications for the period	$(80)

1 These components of Accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 7 for additional information about pension and other postretirement benefits items.

Net Income Per Share Attributable to Eaton Ordinary Shareholders
A summary of the calculation of net income per share attributable to Eaton ordinary shareholders follows:

	Three months ended March 31
(Shares in millions)	2020	2019
Net income attributable to Eaton ordinary shareholders	$438	$522

Weighted-average number of ordinary shares outstanding - diluted	411.1	425.9
Less dilutive effect of equity-based compensation	1.8	1.9
Weighted-average number of ordinary shares outstanding - basic	409.3	424.0

Net income per share attributable to Eaton ordinary shareholders
Diluted	$1.07	$1.23
Basic	1.07	1.23

For the first quarter of 2020 and 2019, 0.3 million and 1.6 million stock options, respectively, were excluded from the calculation of diluted net income per share attributable to Eaton ordinary shareholders because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive.

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
A summary of financial instruments recognized at fair value, and the fair value measurements used, follows:

	Total	Level 1	Level 2	Level 3
March 31, 2020
Cash	$239	$239	$—	$—
Short-term investments	178	178	—	—
Net derivative contracts	(206)	—	(206)	—

December 31, 2019
Cash	$370	$370	$—	$—
Short-term investments	221	221	—	—
Net derivative contracts	53	—	53	—

Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities. No financial instruments were measured using unobservable inputs.
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $8,092 and fair value of $8,383 at March 31, 2020 compared to $8,067 and $8,638, respectively, at December 31, 2019. The fair value of Eaton's debt instruments were estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities, and are considered a Level 2 fair value measurement.

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
Eaton uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against foreign currency exposure (net investment hedges). Foreign currency denominated debt designated as a non-derivative net investment hedging instrument had a carrying value on an after-tax basis of $1,802 at March 31, 2020 and $1,845 at December 31, 2019.

Derivative Financial Statement Impacts
The fair value of derivative financial instruments recognized in the Consolidated Balance Sheets follows:

	Notional amount	Other current assets	Other noncurrent assets	Other current liabilities	Other noncurrent liabilities	Type of hedge	Term
March 31, 2020
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$2,225	$2	$123	$—	$—	Fair value	9 months to 15 years
Forward starting floating-to-fixed interest rate swaps	850	—	2	—	188	Cash flow	13 to 33 years
Currency exchange contracts	1,133	18	3	52	14	Cash flow	1 to 36 months
Commodity contracts	15	—	—	2	—	Cash flow	1 to 10 months
Total		$20	$128	$54	$202

Derivatives not designated as hedges
Currency exchange contracts	$5,460	$35		$133			1 to 12 months
Commodity contracts	4	—		—			1 month
Total		$35		$133

December 31, 2019
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$2,225	$—	$57	$—	$—	Fair value	12 months to 15 years
Forward starting floating-to-fixed interest rate swaps	500	—	3	—	42	Cash flow	13 to 33 years
Currency exchange contracts	1,146	14	3	11	6	Cash flow	1 to 36 months
Commodity contracts	9	—	—	—	—	Cash flow	1 to 9 months
Total		$14	$63	$11	$48

Derivatives not designated as hedges
Currency exchange contracts	$4,975	$48		$13			1 to 12 months
Commodity contracts	3	—		—			1 month
Total		$48		$13

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

As of March 31, 2020, the volume of outstanding commodity contracts that were entered into to hedge forecasted transactions:

Commodity	March 31, 2020		Term
Copper	5	millions of pounds	1 to 10 months
Gold	1,390	Troy ounces	1 to 6 months

The following amounts were recorded on the Consolidated Balance Sheets related to fixed-to-floating interest rate swaps:

	Carrying amount of the hedged assets (liabilities)		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged asset (liabilities) (a)
Location on Consolidated Balance Sheets	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Long-term debt	$(2,838)	$(2,838)	$(164)	$(97)
(a) At March 31, 2020 and December 31, 2019, these amounts include the cumulative liability amount of fair value hedging adjustments remaining for which the hedge accounting has been discontinued of $39 and $40, respectively.
The impact of hedging activities to the Consolidated Statements of Income are as follow:

	Three months ended March 31, 2020
	Net Sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$4,789	$3,302	$34

Gain (loss) on derivatives designated as cash flow hedges
Currency exchange contracts
Hedged item	$—	$(3)	$—
Derivative designated as hedging instrument	—	3	—

Commodity contracts
Hedged item	$—	$—	$—
Derivative designated as hedging instrument	—	—	—

Gain (loss) on derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps
Hedged item	$—	$—	$(68)
Derivative designated as hedging instrument	—	—	68

	Three months ended March 31, 2019
	Net Sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$5,305	$3,573	$60

Gain (loss) on derivatives designated as cash flow hedges
Currency exchange contracts
Hedged item	$3	$(5)	$—
Derivative designated as hedging instrument	(3)	5	—

Commodity contracts
Hedged item	$—	$—	$—
Derivative designated as hedging instrument	—	—	—

Gain (loss) on derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps
Hedged item	$—	$—	$(23)
Derivative designated as hedging instrument	—	—	23
The impact of derivatives not designated as hedges to the Consolidated Statements of Income are as follow:

	Gain (loss) recognized in Consolidated Statements of Income		Consolidated Statements of Income classification
	Three months ended March 31
	2020	2019
Gain (loss) on derivatives not designated as hedges
Currency exchange contracts	$(149)	$40	Interest expense - net
Commodity Contracts	—	1	Cost of products sold
Total	$(149)	$41

The impact of derivative and non-derivative instruments designated as hedges to the Consolidated Statements of Income and Comprehensive Income follow:

	Gain (loss) recognized in other comprehensive (loss) income		Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	Three months ended March 31			Three months ended March 31
	2020	2019		2020	2019
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	$(147)	$(9)	Interest expense - net	$—	$—
Currency exchange contracts	(42)	—	Net sales and Cost of products sold	3	2
Commodity contracts	(2)	2	Cost of products sold	—	—
Non-derivative designated as net investment hedges
Foreign currency denominated debt	43	12	Interest expense - net	—	—
Total	$(148)	$5		$3	$2

At March 31, 2020, a loss of $35 of estimated unrealized net gains or losses associated with our cash flow hedges were expected to be reclassified to income from Accumulated other comprehensive loss within the next twelve months. These reclassifications relate to our designated foreign currency and commodity hedges that will mature in the next 12 months.

Note 13.	BUSINESS SEGMENT INFORMATION
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance.
During the first quarter of 2020, Eaton re-segmented certain reportable operating segments due to a reorganization of the Company's businesses. The new reportable segments are Electrical Americas and Electrical Global, which include the legacy Electrical Products and Electrical Systems and Services segments. Additionally, the Filtration and Golf Grip businesses previously included in the Hydraulics segment, and the electrical aerospace connectors business previously included in the Electrical Products segment, have been added to the Aerospace reportable segment as part of the reorganization. The Company also changed how it measures business segment performance in 2020 as it no longer allocates acquisition and divestiture charges to its operating segments. Historical segment information has been retrospectively adjusted to reflect these changes.
Electrical Americas and Electrical Global
The Electrical Americas segment consists of electrical components, industrial components, power distribution and assemblies, residential products, single and three phase power quality, wiring devices, circuit protection, utility power distribution, power reliability equipment, and services that are primarily produced and sold in North and South America. The Electrical Global segment consists of electrical components, industrial components, power distribution and assemblies, single phase and three phase power quality, and services that are primarily produced and sold outside of North and South America; as well as hazardous duty electrical equipment, emergency lighting, fire detection, intrinsically safe explosion-proof instrumentation, and structural support systems that are produced and sold globally. The principal markets for these segments are industrial, institutional, governmental, utility, commercial, residential and information technology. These products are used wherever there is a demand for electrical power in commercial buildings, data centers, residences, apartment and office buildings, hospitals, factories, utilities, and industrial and energy facilities. The segments share certain common global customers, but a large majority of the customers are located regionally. Sales are made through distributors, resellers, and manufacturers' representatives, as well as directly to original equipment manufacturers, utilities, and certain other end users.
Hydraulics
The Hydraulics segment is a global leader in hydraulics components, systems and services for industrial and mobile equipment. Eaton offers a wide range of power products including pumps, motors and hydraulic power units; a broad range of controls and sensing products including valves, cylinders and electronic controls; a full range of fluid conveyance products including industrial and hydraulic hose, fittings, and assemblies, thermoplastic hose and tubing, couplings, connectors, and assembly equipment; and industrial drum and disc brakes. The principal markets for the Hydraulics segment include renewable energy, marine, agriculture, oil and gas, construction, mining, forestry, utility, material handling, truck and bus, machine tools, molding, primary metals, and power generation. Key manufacturing customers in these markets and other customers are located globally. Products are sold and serviced through a variety of channels.
Aerospace
The Aerospace segment is a leading global supplier of aerospace fuel, hydraulics, and pneumatic systems for commercial and military use, as well as filtration systems for industrial applications. Products include hydraulic power generation systems for aerospace applications including pumps, motors, hydraulic power units, hose and fittings, electro-hydraulic pumps; controls and sensing products including valves, cylinders, electronic controls, electromechanical actuators, sensors, aircraft flap and slat systems and nose wheel steering systems; fluid conveyance products, including hose, thermoplastic tubing, fittings, adapters, couplings, sealing and ducting; fuel systems including fuel pumps, sensors, valves, adapters and regulators; high performance interconnect products including wiring connectors and cables. The Aerospace segment also includes filtration systems including hydraulic filters, bag filters, strainers and cartridges; and golf grips. The principal markets for the Aerospace segment are manufacturers of commercial and military aircraft and related after-market customers, as well as industrial applications. These manufacturers and other customers operate globally. Products are sold and serviced through a variety of channels.
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
Other information
The accounting policies of the business segments are generally the same as the policies described in Note 1 to the Consolidated Financial Statements contained in the 2019 Form 10-K, except that operating profit only reflects the service cost component and the cost of any special termination benefits related to pensions and other postretirement benefits. Intersegment sales and transfers are accounted for at the same prices as if the sales and transfers were made to third parties. These intersegment sales are eliminated in consolidation. Operating profit includes the operating profit from intersegment sales.
For purposes of business segment performance measurement, the Company does not allocate items that are of a non-operating nature or are of a corporate or functional governance nature. Corporate expenses consist of all of the Company’s costs associated with acquisitions, divestitures, and gains and losses on the sale of certain businesses, and corporate office expenses including compensation, benefits, occupancy, depreciation, and other administrative costs. Identifiable assets of the business segments exclude goodwill, other intangible assets, and general corporate assets, which principally consist of certain cash, short-term investments, deferred income taxes, certain accounts receivable, certain property, plant and equipment, and certain other assets.

	Three months ended March 31
	2020	2019
Net sales
Electrical Americas	$1,788	$1,961
Electrical Global	1,144	1,242
Hydraulics	507	605
Aerospace	680	604
Vehicle	598	810
eMobility	72	83
Total net sales	$4,789	$5,305

Segment operating profit
Electrical Americas	$308	$334
Electrical Global	166	190
Hydraulics	55	59
Aerospace	147	137
Vehicle	81	122
eMobility	1	5
Total segment operating profit	758	847

Corporate
Amortization of intangible assets	(87)	(93)
Interest expense - net	(34)	(60)
Pension and other postretirement benefits expense	(8)	—
Other corporate expense - net	(8)	(91)
Income before income taxes	621	603
Income tax expense	183	81
Net income	438	522
Less net income for noncontrolling interests	—	—
Net income attributable to Eaton ordinary shareholders	$438	$522

	March 31, 2020	December 31, 2019
Identifiable assets
Electrical Americas	$2,356	$2,360
Electrical Global	2,314	2,319
Hydraulics	—	1,293
Aerospace	1,532	1,562
Vehicle	1,991	2,145
eMobility	146	141
Total identifiable assets	8,339	9,820
Goodwill	12,397	13,456
Other intangible assets	4,319	4,638
Corporate	3,350	3,514
Assets held for sale	2,440	1,377
Total assets	$30,845	$32,805

New Business Segments - Results of Operations
For the reportable segments that were re-segmented, previously reported segment financial information has been updated for all periods reported in 2018 and 2019. The re-segmentation did not impact previously reported consolidated results of operations.
Electrical Americas

	Year ended December 31, 2019	Quarter ended in 2019				Year ended December 31, 2018	Quarter ended in 2018
		Dec. 31	Sept. 30	June 30	Mar. 31		Dec. 31	Sept. 30	June 30	Mar. 31
Net sales	$8,175	$2,089	$2,040	$2,085	$1,961	$7,914	$2,094	$2,008	$1,974	$1,838

Operating profit	$1,549	$416	$395	$404	$334	$1,372	$383	$356	$346	$287
Operating margin	18.9%	19.9%	19.4%	19.4%	17.0%	17.3%	18.3%	17.7%	17.5%	15.6%
Electrical Global

	Year ended December 31, 2019	Quarter ended in 2019				Year ended December 31, 2018	Quarter ended in 2018
		Dec. 31	Sept. 30	June 30	Mar. 31		Dec. 31	Sept. 30	June 30	Mar. 31
Net sales	$5,172	$1,311	$1,295	$1,324	$1,242	$5,159	$1,292	$1,282	$1,327	$1,258

Operating profit	$897	$223	$251	$233	$190	$833	$211	$221	$212	$189
Operating margin	17.3%	17.0%	19.4%	17.6%	15.3%	16.1%	16.3%	17.2%	16.0%	15.0%
Hydraulics

	Year ended December 31, 2019	Quarter ended in 2019				Year ended December 31, 2018	Quarter ended in 2018
		Dec. 31	Sept. 30	June 30	Mar. 31		Dec. 31	Sept. 30	June 30	Mar. 31
Net sales	$2,204	$477	$519	$603	$605	$2,392	$562	$579	$633	$618

Operating profit	$193	$30	$51	$53	$59	$267	$60	$68	$75	$64
Operating margin	8.8%	6.3%	9.8%	8.8%	9.8%	11.2%	10.7%	11.7%	11.8%	10.4%
Aerospace

	Year ended December 31, 2019	Quarter ended in 2019				Year ended December 31, 2018	Quarter ended in 2018
		Dec. 31	Sept. 30	June 30	Mar. 31		Dec. 31	Sept. 30	June 30	Mar. 31
Net sales	$2,480	$622	$620	$634	$604	$2,335	$610	$587	$571	$567

Operating profit	$595	$150	$153	$155	$137	$503	$140	$131	$119	$113
Operating margin	24.0%	24.1%	24.7%	24.4%	22.7%	21.5%	23.0%	22.3%	20.8%	19.9%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Amounts are in millions of dollars or shares unless indicated otherwise (per share data assume dilution).

COMPANY OVERVIEW
Eaton Corporation plc (Eaton or the Company) is a power management company with 2019 net sales of $21.4 billion. Eaton's mission is to improve the quality of life and environment through the use of power management technologies and services. We provide sustainable solutions that help our customers effectively manage electrical, hydraulic, and mechanical power - more safely, more efficiently and more reliably. Eaton has approximately 95,000 employees in 61 countries and sells products to customers in more than 175 countries.
Summary of Results of Operations
A summary of Eaton’s Net sales, Net income attributable to Eaton ordinary shareholders, and Net income per share attributable to Eaton ordinary shareholders - diluted follows:

	Three months ended March 31
	2020	2019
Net sales	$4,789	$5,305
Net income attributable to Eaton ordinary shareholders	438	522
Net income per share attributable to Eaton ordinary shareholders - diluted	$1.07	$1.23
During the first quarter of 2020, Eaton re-segmented certain reportable operating segments due to a reorganization of the Company's businesses. The new reportable segments are Electrical Americas and Electrical Global, which include the legacy Electrical Products and Electrical Systems and Services segments. Additionally, the Filtration and Golf Grip businesses previously included in the Hydraulics segment, and the electrical aerospace connectors business previously included in the Electrical Products segment, have been added to the Aerospace reportable segment as part of the reorganization. The Company also changed how it measures business segment performance in 2020 as it no longer allocates acquisition and divestiture charges to its operating segments. Previously reported financial information for these reportable segments has been updated for 2018 and 2019 in Note 13. The re-segmentation did not impact previously reported consolidated results of operations.
On February 25, 2020, Eaton acquired Power Distribution, Inc. a leading supplier of mission critical power distribution, static switching, and power monitoring equipment and services for data centers and industrial and commercial customers. The company is headquartered in Richmond, Virginia, and had 2019 sales of $125. Power Distribution, Inc. is reported within the Electrical Americas business segment.
On March 2, 2020, Eaton sold its Lighting business to Signify N.V. for a cash purchase price of $1.4 billion. The Company recognized a pre-tax gain of $221. The Lighting business, which had sales of $1.6 billion in 2019 as part of the Electrical Americas business segment, serves customers in commercial, industrial, residential and municipal markets.
On January 21, 2020, Eaton entered into an agreement to sell its Hydraulics business to Danfoss A/S, a Danish industrial company, for $3.3 billion in cash. Eaton’s Hydraulics business is a global leader in hydraulics components, systems, and services for industrial and mobile equipment. The business had sales of $2.2 billion in 2019. The transaction is subject to customary closing conditions and regulatory approvals and is expected to close by the end of 2020.
During the fourth quarter of 2019 and first quarter of 2020, the Company determined the Lighting business and Hydraulics business, respectively, met the criteria to be classified as held for sale. Therefore, assets and liabilities of these businesses have been presented as held for sale in the Consolidated Balance Sheets as of December 31, 2019 and March 31, 2020, respectively. Assets and liabilities classified as held for sale are measured at the lower of carrying value or fair value less costs to sell. There was no write-down as fair values of both the Lighting business and Hydraulics business assets less their costs to sell exceeded their respective carrying values. Depreciation and amortization expense is not recorded for the period in which Other long-lived assets are classified as held for sale.

COVID-19
The first quarter of 2020 was impacted by the COVID-19 pandemic. Organic sales were down 7% for the first quarter, driven by a reduction of 4% from the estimated impact of the COVID-19 pandemic. The impact started in China with factory closures, with further impacts throughout the world as the pandemic drove governments to mandate shutdowns. The Company is monitoring the situation daily and expects the second quarter to bring additional uncertainties. Our businesses are focused on cost control to offset the volume declines. The Company has implemented the following actions:

•	Reduction of senior executive base salaries in the second quarter

•	Implementation of unpaid leave programs

•	Eliminated merit increases for all of 2020

•	Reduction of discretionary expenses and implementation of travel and hiring freezes

•	Elimination of nonessential capital spending
Eaton's products and support services are vital to hospitals, emergency services, military sites, utilities, public works, transportation and shipping providers. In addition, data centers, retail outlets, airports and governments, as well as the networks that support schools and remote workers, rely on the Company's products to serve their customers and communities. As a result, the Company's businesses are deemed essential to keep operating by almost all governments around the world, and most of the Company's plants are still operating.
The Company is doing the following to protect the safety and health of its workforce, as well as support customer's needs during this pandemic:
Protect our employees

•	Trained our sites around the world in cleaning and disinfecting protocols

•	Enacted social distancing procedures, including staggering shifts, implementing a rotating office work schedule, and modifying workspace and meeting space layouts

•	Requiring employees to stay at home if they are feeling ill, and encouraging increased hand washing and hygiene practices across all sites

•	Advised employees to take advantage of flexible work options

•	Restricting visitors to all sites

•	Consulting regularly with doctors and health care organizations

•	Updating the Company's response plans as new information becomes available
In the event an employee suspects they have been exposed to COVID-19, or testing confirms it, sites will implement a response plan that includes:
•Mandatory quarantines

•	Communication with all who may have been exposed

•	Disinfecting work stations and common areas

•	Shutting down the facility if warranted
These actions are aligned with our preventive health protocols and those of governmental authorities and health organizations including the Centers for Disease Control (U.S.) and the World Health Organization.
Support our customers
Eaton has activated its business continuity management plans across the organization, which includes:

•	Staying in close contact with our suppliers to manage the supply chain

•	Equipping our service technicians with additional personal protective equipment as needed

•	Coordinating with local, state and national governments

•	Following governmental and health authorities' guidelines

RESULTS OF OPERATIONS
Non-GAAP Financial Measures
The following discussion of Consolidated Financial Results includes certain non-GAAP financial measures. These financial measures include adjusted earnings and adjusted earnings per ordinary share, each of which differs from the most directly comparable measure calculated in accordance with generally accepted accounting principles (GAAP). A reconciliation of adjusted earnings and adjusted earnings per ordinary share to the most directly comparable GAAP measure is included in the table below, and excludes acquisition and divestiture expense related primarily to the planned divestiture of the Hydraulics business, the divestiture of the Lighting business, and the acquisitions of Ulusoy Elektrik and Souriau-Sunbank discussed in Note 2. Management believes that these financial measures are useful to investors because they exclude certain transactions, allowing investors to more easily compare Eaton’s financial performance period to period. Management uses this information in monitoring and evaluating the on-going performance of Eaton.
Acquisition and Divestiture Charges
Eaton incurs integration charges and transaction costs to acquired businesses, and transaction and other charges to divest and exit businesses. Eaton also recognizes gains and losses on the sale of businesses. A summary of these Corporate items follows:

	Three months ended March 31
	2020	2019
Acquisition integration, divestiture charges and transaction costs	$132	$12
Gain on the sale of the Lighting business	(221)	—
Total before income taxes	(89)	12
Income tax expense (benefit)	98	(1)
Total after income taxes	$9	$11
Per ordinary share - diluted	$0.02	$0.03
Acquisition integration, divestiture charges and transaction costs in 2020 are primarily related to the planned divestiture of the Hydraulics business, the divestiture of the Lighting business, and the acquisitions of Ulusoy Elektrik and Souriau-Sunbank, and were included in Cost of products sold, Selling and administrative expense, Research and development expense, or Other expense (income) - net. Charges in 2019 related to the divestiture of the Lighting business and were included in Selling and administrative expense. In Business Segment Information in Note 13, the charges were included in Other corporate expense - net.

Consolidated Financial Results

	Three months ended March 31		Increase (decrease)
	2020	2019
Net sales	$4,789	$5,305	(10)%
Gross profit	1,487	1,732	(14)%
Percent of net sales	31.1%	32.6%
Income before income taxes	621	603	3%
Net income	438	522	(16)%
Less net income for noncontrolling interests	—	—
Net income attributable to Eaton ordinary shareholders	438	522	(16)%
Excluding acquisition and divestiture charges, after-tax	9	11
Adjusted earnings	$447	$533	(16)%

Net income per share attributable to Eaton ordinary shareholders - diluted	$1.07	$1.23	(13)%
Excluding per share impact of acquisition and divestiture charges, after-tax	0.02	0.03
Adjusted earnings per ordinary share	$1.09	$1.26	(13)%

Net Sales
Net sales decreased 10% in the first quarter of 2020 compared to the first quarter of 2019 due to a decrease of 7% in organic sales, a decrease of 3.5% from divestitures of businesses, and a decrease of 1.5% from the impact of negative currency translation, partially offset by an increase of 2% from acquisitions of businesses. The decrease in organic sales in the first quarter of 2020 was primarily due to an estimated 4% impact from the COVID-19 pandemic, as well as lower sales volumes in the Vehicle and Hydraulic business segments.
Gross Profit
Gross profit margin decreased from 32.6% in the first quarter of 2019 to 31.1% in the first quarter of 2020. The decrease in gross profit margin in the first quarter of 2020 was primarily due to lower sales volumes from the impact of the COVID-19 pandemic, as well as lower sales volumes in our Vehicle business segment.
Income Taxes
The effective income tax rate for the first quarter of 2020 was expense of 29.5% compared to expense of 13.5% for the first quarter of 2019. The increase in the effective tax rate in the first quarter of 2020 was primarily due to the tax impact on the gain from the sale of the Lighting business described in Note 2.
Net Income
Net income attributable to Eaton ordinary shareholders of $438 in the first quarter of 2020 decreased 16% compared to Net income attributable to Eaton ordinary shareholders of $522 in the first quarter of 2019. Net income in 2020 included an after-tax gain of $91 on the sale of the Lighting business discussed in Note 2. Excluding this gain, the decrease in the first quarter of 2020 was primarily due lower sales volumes from the impact of the COVID-19 pandemic, as well as lower sales volumes in our Vehicle business segment.
Net income per ordinary share decreased to $1.07 in the first quarter of 2020 compared to $1.23 in the first quarter of 2019. Net income per ordinary share in 2020 included $0.22 from the sale of the Lighting business. The decrease in Net income per ordinary share in the first quarter of 2020 was due to lower net income, partially offset by the impact of the Company's share repurchases over the past year.
Adjusted Earnings
Adjusted earnings of $447 in the first quarter of 2020 decreased 16% compared to Adjusted earnings of $533 in the first quarter of 2019. The decrease in Adjusted earnings in the first quarter of 2020 was primarily due to lower Net income attributable to Eaton ordinary shareholders.
Adjusted earnings per ordinary share decreased to $1.09 in the first quarter of 2020 compared to $1.26 in the first quarter of 2019. The decrease in Adjusted earnings per ordinary share in the first quarter of 2020 was due to lower Adjusted earnings, partially offset by the impact of the Company's share repurchases over the past year.

Business Segment Results of Operations
The following is a discussion of Net sales, operating profit and operating margin by business segment.
Electrical Americas

	Three months ended March 31		Increase (decrease)
	2020	2019
Net sales	$1,788	$1,961	(9)%

Operating profit	$308	$334	(8)%
Operating margin	17.2%	17.0%
Net sales decreased 9% in the first quarter of 2020 compared to the first quarter of 2019 due to a decrease of 7% from the divestiture of the Lighting business, a decrease of 2% in organic sales, and a decrease of 1% from the impact of negative currency translation, partially offset by an increase of 1% from the acquisitions of ISG and Power Distribution, Inc. The decrease in organic sales in the first quarter of 2020 was primarily driven by the impact of the COVID-19 pandemic, partially offset by strength in commercial construction and utility end-markets.
The operating margin increased from 17.0% in the first quarter of 2019 to 17.2% in the first quarter of 2020 primarily due to the favorable impact from the divestiture of the Lighting business, cost containment actions to counteract the impact of the COVID-19 pandemic, and other operating improvements.
Electrical Global

	Three months ended March 31		Increase (decrease)
	2020	2019
Net sales	$1,144	$1,242	(8)%

Operating profit	$166	$190	(13)%
Operating margin	14.5%	15.3%
Net sales decreased 8% in the first quarter of 2020 compared to the first quarter of 2019 due to a decrease of 6% in organic sales and a decrease of 3% from the impact of negative currency translation, partially offset by an increase of 1% from the acquisition of Ulusoy Elektrik. The decrease in organic sales in the first quarter of 2020 was primarily driven by the impact of the COVID-19 pandemic.
The operating margin decreased from 15.3% in the first quarter of 2019 to 14.5% in the first quarter of 2020 primarily due lower sales volumes and higher restructuring costs.
Hydraulics

	Three months ended March 31		Increase (decrease)
	2020	2019
Net sales	$507	$605	(16)%

Operating profit	$55	$59	(7)%
Operating margin	10.8%	9.8%
Net sales decreased 16% in the first quarter of 2020 compared to the first quarter of 2019 due to a decrease of 14% in organic sales and a decrease of 2% from the impact of negative currency translation. The decrease in organic sales in the first quarter of 2020 was primarily due to weakness in the global mobile equipment market, with destocking at both OEMs and distributors, and an estimated 3% impact from the COVID-19 pandemic.
The operating margin increased from 9.8% in the first quarter of 2019 to 10.8% in the first quarter of 2020 primarily due to depreciation expense no longer being charged as a result of the business being classified as held for sale as discussed in Note 2, and other operating improvements, partially offset by lower sales volumes.

Aerospace

	Three months ended March 31		Increase (decrease)
	2020	2019
Net sales	$680	$604	13%

Operating profit	$147	$137	7%
Operating margin	21.6%	22.7%
Net sales increased 13% in the first quarter of 2020 compared to the first quarter of 2019 due to an increase of 14% from the acquisition of Souriau-Sunbank, partially offset by a decrease of 1% in organic sales. The decrease in organic sales in the first quarter of 2020 was primarily due to weakness in the commercial OEM market and an estimated 3% impact from the COVID-19 pandemic.
The operating margin decreased from 22.7% in the first quarter of 2019 to 21.6% in first quarter of 2020 primarily due to the acquisition of Souriau-Sunbank.
Vehicle

	Three months ended March 31		Increase (decrease)
	2020	2019
Net sales	$598	$810	(26)%

Operating profit	$81	$122	(34)%
Operating margin	13.5%	15.1%
Net sales decreased 26% in the first quarter of 2020 compared to the first quarter of 2019 due to a decrease of 20% in organic sales, a decrease of 4% from the divestiture of our Automotive Fluid Conveyance business, and a decrease of 2% from the impact of negative currency translation. The decrease in organic sales in the first quarter of 2020 was driven by an estimated 5% impact from plant shutdowns due to the COVID-19 pandemic, lower Class 8 OEM production, continued weakness in light vehicles, and revenues transferring over to the Eaton Cummins Automated Transmission Technologies joint venture.
The operating margin decreased from 15.1% in the first quarter of 2019 to 13.5% in the first quarter of 2020 primarily due to lower sales volumes.
eMobility

	Three months ended March 31		Increase (decrease)
	2020	2019
Net sales	$72	$83	(13)%

Operating profit	$1	$5	(80)%
Operating margin	1.4%	6.0%
Net sales decreased 13% in the first quarter of 2020 compared to the first quarter of 2019 due to a decrease of 12% in organic sales and a decrease of 1% from the impact of negative currency translation. The decrease in organic sales in the first quarter of 2020 was primarily due to lower sales volumes from continued weakness in legacy internal combustion engine platforms and an estimated 4% impact from the COVID-19 pandemic.
The operating margin decreased from 6.0% in the first quarter of 2019 to 1.4% in the first quarter of 2020 primarily due to lower sales volumes and manufacturing start-up costs associated with new electric vehicle programs.

Corporate Expense

	Three months ended March 31		Increase (decrease)
	2020	2019
Amortization of intangible assets	$87	$93	(6)%
Interest expense - net	34	60	(43)%
Pension and other postretirement benefits expense	8	—	NM
Other corporate expense - net	8	91	(91)%
Total corporate expense	$137	$244	(44)%
Total corporate expense was $137 in the first quarter of 2020 compared to corporate expense of $244 in the first quarter of 2019. The decrease in Total corporate expense for the first quarter of 2020 was primarily due to lower Other corporate expense - net and lower interest expense - net. The decrease in Other corporate expense - net is primarily due to a gain on sale of a business discussed in Note 2, partially offset by higher acquisition and divestiture charges.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Financial Condition and Liquidity
Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk. The Company maintains access to the commercial paper markets through a $2,000 commercial paper program, which is supported by credit facilities in the aggregate principal amount of $2,000. There were no borrowings outstanding under these revolving credit facilities at March 31, 2020. Over the course of a year, cash, short-term investments and short-term debt may fluctuate in order to manage global liquidity. While the COVID-19 pandemic temporarily challenged commercial paper markets in mid-March, those markets have since recovered such that Eaton continues to be able to access on the same basis as in prior periods. Further, although we expect the pandemic to negatively impact second quarter results, our businesses continue to generate substantial cash. In addition, Eaton completed the $1.4 billion sale of our Lighting Business on March 2, 2020 and expects to complete the sale of our Hydraulics Business for $3.3 billion in cash by the end of 2020. Accordingly, Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business as well as scheduled payments of long-term debt.
Eaton was in compliance with each of its debt covenants for all periods presented.
Sources and Uses of Cash
Operating Cash Flow
Net cash provided by operating activities was $323 in the first three months of 2020, a decrease of $228 in the source of cash compared to $551 in the first three months of 2019. Excluding the gain on sale of the Lighting business discussed in Note 2, the decrease in net cash provided by operating activities in the first three months of 2020 was driven by lower net income and higher working capital balances compared to 2019.
Investing Cash Flow
Net cash provided by investing activities was $1,100 in the first three months of 2020, an increase of $1,168 in the source of cash compared to net cash used of $68 in the first three months of 2019. The increase in the source of cash was primarily driven by proceeds from the sale of the Lighting business discussed in Note 2, partially offset by cash paid for business acquisitions discussed in Note 2, and $16 of net payments in 2020 compared to net proceeds of $51 in 2019 from the settlement of currency exchange contracts not designated as hedges.
Financing Cash Flow
Net cash used in financing activities was $1,530 in the first three months of 2020, an increase of $1,059 in the use of cash compared to $471 in the first three months of 2019. The increase in the use of cash was primarily due to higher share repurchases of $1,300 in 2020 compared to $180 in 2019 and lower proceeds from borrowings of $83 in 2020 compared to $342 in 2019, partially offset by lower payments on borrowings of $4 in 2020 compared to $315 in 2019.

Guaranteed Debt
Issuers, Guarantors and Guarantor Structure
Eaton Corporation has issued senior notes pursuant to indentures dated April 1, 1994 (the 1994 Indenture), November 20, 2012 (the 2012 Indenture) and September 15, 2017 (the 2017 Indenture). Eaton Electric Holdings LLC, a subsidiary of Eaton, has issued senior notes pursuant to an indenture dated December 7, 2010 (the 2010 Indenture). These senior notes of both Eaton Corporation and Eaton Electrical Holdings LLC are registered under the Securities Act of 1933, as amended (the Registered Senior Notes). Eaton Corporation is also the issuer of two outstanding series of privately placed debt securities (the PPNs), and Eaton Capital Unlimited Company, another subsidiary of Eaton, is the issuer of three outstanding series of debt securities sold in offshore transactions under Regulation S promulgated under the Securities Act (the Eurobonds). The PPNs, the Eurobonds and the Registered Senior Notes (together, the Senior Notes) comprise substantially all of Eaton’s long-term indebtedness.
Substantially all of the Senior Notes, together with the credit facilities described above under Financial Condition and Liquidity (the Credit Facilities), are guaranteed by Eaton and 21 of its subsidiaries. Accordingly, they rank equally with each other. However, because these obligations are not secured, they would be effectively subordinated to any existing or future secured indebtedness of Eaton and its subsidiaries. As of March 31, 2020, Eaton has no material, long-term secured debt. The guaranteed Registered Senior Notes are also structurally subordinated to the liabilities of Eaton's subsidiaries that are not guarantors. Except as described below under Future Guarantors, Eaton is not obligated to cause its subsidiaries to guarantee the Registered Senior Notes.
The table set forth in Exhibit 22 filed with this Form 10-Q and incorporated herein by this reference, details the primary obligors and guarantors with respect to the guaranteed Registered Senior Notes.
Terms of Guarantees of Registered Securities
Payment of principal and interest on the Registered Senior Notes is guaranteed, on an unsecured, unsubordinated basis by the subsidiaries of Eaton set forth in the table in Exhibit 22. Each guarantee is full and unconditional, and joint and several. Each guarantor's guarantee is an unsecured obligation that ranks equally with all its other unsecured and unsubordinated indebtedness. The obligations of each guarantor under its guarantee of the Registered Senior Notes is subject to a customary savings clause or similar provision designed to prevent such guarantee from constituting a fraudulent conveyance or otherwise legally impermissible or voidable obligation.

Generally, each guarantee of the Registered Senior Notes by a guarantor other than Eaton provides that it will be automatically and unconditionally released and discharged upon:

(a)	the consummation of any transaction permitted under the applicable indenture resulting in such guarantor ceasing to be a subsidiary, such as a sale to a third party;

(b)	such guarantee (so long as the guarantor is not obligated under any other U.S. debt obligations), becoming prohibited by any applicable law, rule or regulation or by any contractual obligation;

(c)	such guarantee resulting in material adverse tax consequences to Eaton or any of its subsidiaries (so long as the applicable guarantor is not obligated under any other U.S. debt obligation); or

(d)
such guarantor becoming a controlled foreign corporation within the meaning Section 957(a) of the Internal Revenue Code (a CFC), or an entity the material assets of which is limited to equity interests of a CFC.

Notwithstanding the foregoing, each guarantee by a direct or indirect parent of Eaton Corporation (other than Eaton) provides that it will be released only under the circumstances described in subparagraphs (b) and (c) above.

The guarantee of Eaton does not contain any release provisions.

Notwithstanding the provisions above, the 2010 Indenture provides that certain legacy Cooper subsidiaries may only be released from the Senior Notes issued under the 2010 Indenture upon ceasing to be a subsidiary of Eaton Electrical Holdings LLC (other than by consolidation with, or merger into, Eaton Electric Holdings LLC or another subsidiary thereof) or by conveying substantially all of its properties and assets to a person other than Eaton Electric Holdings LLC or another subsidiary thereof.

Future Guarantors
The 2012 and 2017 Indentures generally provide that, with certain limited exceptions, any subsidiary of Eaton must become a guarantor if it becomes obligated as borrower or guarantor under any series of debt securities or a syndicated credit facility. Further, any entity that becomes a direct or indirect parent entity of Eaton Corporation and holds any material assets, with certain limited exceptions, or owes any material liabilities must become a guarantor.

The 1994 Indenture and the 2010 Indenture do not contain provisions with respect to future guarantors.
Summarized Financial Information of Guarantors and Issuers

	March 31, 2020	December 31, 2019
Current assets	$3,066	$4,082
Noncurrent assets	12,969	13,181
Current liabilities	2,636	2,703
Noncurrent liabilities	10,175	10,023
Amounts due to subsidiaries that are non-issuers and non-guarantors - net	28,219	37,050

	Three months ended March 31	Year ended December 31
	2020	2019
Net sales	$2,880	$12,961
Sales to subsidiaries that are non-issuers and non-guarantors	251	1,161
Cost of products sold	2,365	10,524
Expense from subsidiaries that are non-issuers and non-guarantors - net	118	734
Net loss	(196)	(90)
The financial information presented is that of Eaton Corporation and the Guarantors, which includes Eaton Corporation plc, on a combined basis and the financial information of non-issuer and non-guarantor subsidiaries has been excluded. Intercompany balances and transactions between Eaton Corporation and Guarantors have been eliminated, and amounts due from, amounts due to, and transactions with non-issuer and non-guarantor subsidiaries have been presented separately.

FORWARD-LOOKING STATEMENTS
This Form 10-Q Report contains forward-looking statements concerning the anticipated completion of the divestiture of our Hydraulics business, the future impact of COVID-19 and legal contingencies, among other matters. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to Eaton, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside Eaton’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for the Company’s business segments; unanticipated downturns in business relationships with customers or their purchases from us; the potential effects on our businesses from natural disasters; the availability of credit to customers and suppliers; competitive pressures on sales and pricing; unanticipated changes in the cost of material and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; strikes or other labor unrest; the impact of acquisitions and divestitures; unanticipated difficulties integrating acquisitions; new laws and governmental regulations; interest rate changes; tax rate changes or exposure to additional income tax liability; stock market and currency fluctuations; war, civil or political unrest or terrorism; the course of the COVID-19 pandemic and government responses thereto, and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in exposures to market risk since December 31, 2019.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures - Pursuant to SEC Rule 13a-15, an evaluation was performed under the supervision and with the participation of Eaton’s management, including Craig Arnold - Principal Executive Officer; and Richard H. Fearon - Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, management concluded that Eaton’s disclosure controls and procedures were effective as of March 31, 2020.
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
During the first quarter of 2020, there was no change in Eaton’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting. Management is currently evaluating the impact of businesses acquired in the past twelve months on Eaton's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
Information regarding the Company's current legal proceedings is presented in Note 8 of the Notes to the Condensed Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS.
“Item 1A. Risk Factors” in Eaton's 2019 Form 10-K includes a discussion of the Company's risk factors. There have been no material changes from the risk factors described in the 2019 Form 10-K, except as follows:
The recent novel coronavirus (COVID -19) outbreak has negatively impacted our results of operations.
As a result of the COVID-19 pandemic outbreak, authorities have implemented measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in place-orders, and shut downs. These measures have impacted and may further impact our workforce and results of operations, demand for our products, and the operations of our customers, vendors, and suppliers. The degree to which COVID-19 impacts our future results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c) Issuer's Purchases of Equity Securities
During the first quarter of 2020, 14.2 million ordinary shares were repurchased in the open market at a total cost of $1.3 billion. These shares were repurchased under the program approved by the Board on February 27, 2019 (the 2019 Program). A summary of the shares repurchased in the first quarter of 2020 follows:

Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
January	—	$—	—	$3,702
February	5,787,992	$100.02	5,787,992	$3,123
March	8,388,887	$85.93	8,388,887	$2,402
Total	14,176,879	$91.68	14,176,879

ITEM 6.	EXHIBITS.
Eaton Corporation plc
First Quarter 2020 Report on Form 10-Q

3 (i)	Certificate of Incorporation — Incorporated by reference to the Form S-8 filed November 30, 2012

3 (ii)	Amended and Restated Memorandum and Articles of Incorporation — Incorporated by reference to the Form 8-K filed on May 1, 2017

4.1
Description of Eaton Corporation plc’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 of the registrant's Form 10-K filed on February 26, 2020)

4.2
Indenture dated as of November 20, 2012, among Turlock Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of Eaton Corporation plc's Form 8-K Current Report filed on November 26, 2012 (Commission File No. 333-182303))

4.3
Supplemental Indenture No. 1, dated as of November 30, 2012, among Eaton Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of the registrant's Form S-4 filed on September 6, 2013)

4.4
Supplemental Indenture No. 2, dated as of January 8, 2013, among Eaton Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference Exhibit 4.3 of the registrant's Form S-4 filed on September 6, 2013)

4.5
Supplemental Indenture No. 3, dated as of December 20, 2013, among Eaton Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference Exhibit 4.4 of the registrant's Form 10-K filed on February 28, 2018)

4.6
Supplemental Indenture No. 4, dated as of December 20, 2017 and effective as of January 1, 2018, among Eaton Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference Exhibit 4.5 of the registrant's Form 10-K filed on February 28, 2018)

4.7
Supplemental Indenture No. 5, dated as of February 16, 2018, among Eaton Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference Exhibit 4.6 of the registrant's Form 10-K filed on February 28, 2018)

4.8
Pursuant to Regulation S-K Item 601(b)(4), Eaton agrees to furnish to the SEC, upon request, a copy of the instruments defining the rights of holders of its long-term debt other than those set forth in Exhibits (4.2 - 4.7) hereto

22	Table of Senior Notes, Issuer and Guarantors - Filed in conjunction with this Form 10-Q Report *

31.1	Certification of Principal Executive Officer (Pursuant to Rule 13a-14(a)) — Filed in conjunction with this Form 10-Q Report *

31.2	Certification of Principal Financial Officer (Pursuant to Rule 13a-14(a)) — Filed in conjunction with this Form 10-Q Report *

32.1	Certification of Principal Executive Officer (Pursuant to Rule 13a-14(b) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act) — Filed in conjunction with this Form 10-Q Report *

32.2	Certification of Principal Financial Officer (Pursuant to Rule 13a-14(b) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act) — Filed in conjunction with this Form 10-Q Report *

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Label Definition Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_______________________________

*	Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON CORPORATION plc
Registrant

Date:	April 30, 2020	By:	/s/ Richard H. Fearon
Richard H. Fearon
Principal Financial Officer
(On behalf of the registrant and as Principal Financial Officer)