Form 10-Q
period 2020-06-30
Eaton Corp plc
filed 2020-07-29
CIK 1551182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 400.1 million Ordinary Shares outstanding as of June 30, 2020.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended June 30		Six months ended June 30
(In millions except for per share data)	2020	2019	2020	2019
Net sales	$3,856	$5,533	$8,645	$10,838

Cost of products sold	2,877	3,697	6,179	7,270
Selling and administrative expense	691	907	1,556	1,824
Research and development expense	126	151	279	307
Interest expense - net	38	50	72	110
Gain on sale of business	—	—	221	—
Other expense (income) - net	77	(10)	112	(14)
Income before income taxes	47	738	668	1,341
Income tax expense (benefit)	(7)	102	176	183
Net income	54	636	492	1,158
Less net income for noncontrolling interests	(3)	—	(3)	—
Net income attributable to Eaton ordinary shareholders	$51	$636	$489	$1,158

Net income per share attributable to Eaton ordinary shareholders
Diluted	$0.13	$1.50	$1.20	$2.73
Basic	0.13	1.51	1.21	2.74

Weighted-average number of ordinary shares outstanding
Diluted	401.3	423.1	406.2	424.5
Basic	400.4	421.6	404.8	422.8

Cash dividends declared per ordinary share	$0.73	$0.71	$1.46	$1.42

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended June 30		Six months ended June 30
(In millions)	2020	2019	2020	2019
Net income	$54	$636	$492	$1,158
Less net income for noncontrolling interests	(3)	—	(3)	—
Net income attributable to Eaton ordinary shareholders	51	636	489	1,158

Other comprehensive income (loss), net of tax
Currency translation and related hedging instruments	116	(36)	(493)	17
Pensions and other postretirement benefits	26	32	112	53
Cash flow hedges	15	(26)	(138)	(33)
Other comprehensive income (loss) attributable to Eaton ordinary shareholders	157	(30)	(519)	37

Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$208	$606	$(30)	$1,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED BALANCE SHEETS

(In millions)	June 30, 2020	December 31, 2019
Assets
Current assets
Cash	$292	$370
Short-term investments	204	221
Accounts receivable - net	2,647	3,437
Inventory	2,138	2,805
Assets held for sale	2,405	1,377
Prepaid expenses and other current assets	527	518
Total current assets	8,213	8,728

Property, plant and equipment
Land and buildings	2,112	2,440
Machinery and equipment	5,211	6,266
Gross property, plant and equipment	7,323	8,706
Accumulated depreciation	(4,419)	(5,210)
Net property, plant and equipment	2,904	3,496

Other noncurrent assets
Goodwill	12,497	13,456
Other intangible assets	4,241	4,638
Operating lease assets	419	436
Deferred income taxes	356	372
Other assets	1,718	1,679
Total assets	$30,348	$32,805

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$139	$255
Current portion of long-term debt	1,223	248
Accounts payable	1,620	2,114
Accrued compensation	254	449
Liabilities held for sale	432	325
Other current liabilities	1,821	1,741
Total current liabilities	5,489	5,132

Noncurrent liabilities
Long-term debt	6,906	7,819
Pension liabilities	1,324	1,462
Other postretirement benefits liabilities	322	328
Operating lease liabilities	320	331
Deferred income taxes	310	396
Other noncurrent liabilities	1,442	1,204
Total noncurrent liabilities	10,624	11,540

Shareholders’ equity
Ordinary shares (400.1 million outstanding in 2020 and 413.3 million in 2019)	4	4
Capital in excess of par value	12,228	12,200
Retained earnings	6,767	8,170
Accumulated other comprehensive loss	(4,809)	(4,290)
Shares held in trust	(2)	(2)
Total Eaton shareholders’ equity	14,188	16,082
Noncontrolling interests	47	51
Total equity	14,235	16,133
Total liabilities and equity	$30,348	$32,805
The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30
(In millions)	2020	2019
Operating activities
Net income	$492	$1,158
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	397	442
Deferred income taxes	32	7
Pension and other postretirement benefits expense	109	75
Contributions to pension plans	(65)	(62)
Contributions to other postretirement benefits plans	(9)	(6)
Gain on sale of business	(91)	—
Changes in working capital	95	(211)
Other - net	120	28
Net cash provided by operating activities	1,080	1,431

Investing activities
Capital expenditures for property, plant and equipment	(202)	(298)
Proceeds from sale of business	1,408	—
Cash paid for acquisitions of businesses, net of cash acquired	(195)	(243)
Sales (purchases) of short-term investments - net	4	(221)
Proceeds (payments) for settlement of currency exchange contracts not designated as hedges - net	(82)	50
Other - net	(33)	2
Net cash provided by (used in) investing activities	900	(710)

Financing activities
Proceeds from borrowings	4	1,232
Payments on borrowings	(125)	(757)
Cash dividends paid	(592)	(609)
Exercise of employee stock options	17	25
Repurchase of shares	(1,300)	(440)
Employee taxes paid from shares withheld	(34)	(44)
Other - net	(4)	(6)
Net cash used in financing activities	(2,034)	(599)

Effect of currency on cash	(22)	7
Less: Increase in cash classified as held for sale	(2)	—
Increase (decrease) in cash	(78)	129
Cash at the beginning of the period	370	283
Cash at the end of the period	$292	$412

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
During the first quarter of 2020, Eaton re-segmented certain reportable operating segments due to a reorganization of the Company's businesses. The new reportable segments are Electrical Americas and Electrical Global, which include the legacy Electrical Products and Electrical Systems and Services segments. Additionally, the Filtration and Golf Grip businesses previously included in the Hydraulics segment, and the electrical aerospace connectors business previously included in the Electrical Products segment, have been added to the Aerospace reportable segment as part of the reorganization. See Note 14 for additional information related to the segments.
The Company recorded $13 and $19 of net gains for the three and six months ended June 30, 2019, respectively, related primarily to the remeasurement of intercompany loans denominated in a foreign currency and the currency exchange derivative contracts used to hedge these exposures. In the first quarter of 2020, Eaton changed the presentation of these gains from Other (income) expense - net to Interest expense - net, and reclassified all prior periods.
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
These cash flow reclassifications of $122 for the six months ended June 30, 2019, have been made to prior period amounts with no change to total operating cash flow.
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
Acquisition of controlling interest of Ulusoy Elektrik Imalat Taahhut ve Ticaret A.S.
On April 15, 2019, Eaton completed the acquisition of an 82.275% controlling interest in Ulusoy Elektrik Imalat Taahhut ve Ticaret A.S. (Ulusoy Elektrik), a leading manufacturer of electrical switchgear based in Ankara, Turkey, with a primary focus on medium-voltage solutions for industrial and utility customers. Its sales for the 12 months ended September 30, 2018 were $126. The purchase price for the shares was $214 on a cash and debt free basis. As required by the Turkish capital markets legislation, Eaton filed an application to execute a mandatory tender offer for the remaining shares shortly after the transaction closed. During the tender offer, Eaton purchased additional shares for $33 to increase its ownership interest to 93.7%. Ulusoy Elektrik is reported within the Electrical Global business segment.
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
The acquisition of Souriau-Sunbank has been accounted for using the acquisition method of accounting which requires the assets acquired and liabilities assumed be recognized at their respective fair values on the acquisition date. There has not been a material change from the initial estimated fair values of the assets acquired and liabilities assumed on the acquisition date. These preliminary estimates will continue to be revised during the measurement period as third-party valuations are received and finalized, and these differences could have a material impact on Eaton's preliminary purchase price allocation.
Eaton’s 2020 Condensed Consolidated Financial Statements include Souriau-Sunbank’s results of operations. Souriau-Sunbank’s sales for the first six months of 2020 were $138.
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
Pending sale of Hydraulics business
On January 21, 2020, Eaton entered into an agreement to sell its Hydraulics business to Danfoss A/S, a Danish industrial company, for $3.3 billion in cash. Eaton’s Hydraulics business is a global leader in hydraulics components, systems, and services for industrial and mobile equipment. The business had sales of $2.2 billion in 2019. The transaction is subject to customary closing conditions and regulatory approvals and is expected to close by the end of the first quarter of 2021.

Assets and liabilities held for sale
During the fourth quarter of 2019 and first quarter of 2020, the Company determined the Lighting business and Hydraulics business, respectively, met the criteria to be classified as held for sale. Therefore, assets and liabilities of these businesses have been presented as held for sale in the Consolidated Balance Sheets as of December 31, 2019 and June 30, 2020, respectively. Assets and liabilities classified as held for sale are measured at the lower of carrying value or fair value less costs to sell. There was no write-down as fair values of both the Lighting business and Hydraulics business assets less their costs to sell exceeded their respective carrying values. Depreciation and amortization expense is not recorded for the period in which Other long-lived assets are classified as held for sale.
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
The assets and liabilities classified as held for sale for the Lighting business on the December 31, 2019 Consolidated Balance Sheet and the Hydraulics business on the June 30, 2020 Consolidated Balance Sheet are as follows:

	June 30, 2020	December 31, 2019
	(Hydraulics business)	(Lighting business)
Cash	$2	$—
Accounts receivable - net	325	220
Inventory	382	161
Prepaid expenses and other current assets	12	10
Net property, plant and equipment	462	155
Goodwill	907	470
Other intangible assets	248	330
Operating lease assets	48	25
Deferred income taxes	5	—
Other noncurrent assets	14	6
Assets held for sale - current	$2,405	$1,377

Accounts payable	$198	$184
Accrued compensation	22	7
Other current liabilities	108	102
Pension liabilities	72	3
Operating lease liabilities	28	17
Deferred income taxes	4	(1)
Other noncurrent liabilities	—	13
Liabilities held for sale - current	$432	$325

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
In the Electrical Global segment, sales contracts are primarily for electrical components, industrial components, power distribution and assemblies, single phase and three phase power quality, and services that are primarily produced and sold outside of North and South America, as well as hazardous duty electrical equipment, emergency lighting, fire detection, intrinsically safe explosion-proof instrumentation, and structural support systems that are produced and sold globally. The majority of the sales contracts in this segment contain performance obligations satisfied at a point in time either when we ship the product from our facility, or when it arrives at the customer’s facility. However, certain power distribution and power quality services are recognized over time.
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

	Three months ended June 30, 2020
Net sales		Products	Systems	Total
Electrical Americas		$439	$1,051	$1,490
Electrical Global		598	513	1,111

		United States	Rest of World
Hydraulics		$183	$228	411

	Original Equipment Manufacturers	Aftermarket	Industrial and Other
Aerospace	$199	$149	$113	461

		Commercial	Passenger and Light Duty
Vehicle		$166	$161	327

eMobility				56

Total				$3,856

	Three months ended June 30, 2019
Net sales		Products	Systems	Total
Electrical Americas		$948	$1,137	$2,085
Electrical Global		715	609	1,324

		United States	Rest of World
Hydraulics		$273	330	603

	Original Equipment Manufacturers	Aftermarket	Industrial and Other
Aerospace	$302	$214	$118	634

		Commercial	Passenger and Light Duty
Vehicle		$425	$378	803

eMobility				84

Total				$5,533

	Six months ended June 30, 2020
Net sales		Products	Systems	Total
Electrical Americas		$1,163	$2,115	$3,278
Electrical Global		1,255	1,000	2,255

		United States	Rest of World
Hydraulics		$410	$508	918

	Original Equipment Manufacturers	Aftermarket	Industrial and Other
Aerospace	$524	$369	$248	1,141

		Commercial	Passenger and Light Duty
Vehicle		$458	$467	925

eMobility				128

Total				$8,645

	Six months ended June 30, 2019
Net sales		Products	Systems	Total
Electrical Americas		$1,854	$2,192	$4,046
Electrical Global		1,411	1,155	2,566

		United States	Rest of World
Hydraulics		$539	$669	1,208

	Original Equipment Manufacturers	Aftermarket	Industrial and Other
Aerospace	$592	$425	$221	1,238

		Commercial	Passenger and Light Duty
Vehicle		$856	$757	1,613

eMobility				167

Total				$10,838

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (revenue recognized exceeds amount billed to the customer), and deferred revenue (advance payments and billings in excess of revenue recognized). Accounts receivables from customers were $2,329 and $3,090 at June 30, 2020 and December 31, 2019, respectively. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. These assets and liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Unbilled receivables were $106 and $101 at June 30, 2020 and December 31, 2019, respectively, and are recorded in Prepaid expenses and other current assets. The increase in unbilled receivables was primarily due to revenue recognized and not yet billed, partially offset by billings to customers during the quarter.
Changes in the deferred revenue liabilities are as follows:

Deferred Revenue
Balance at January 1, 2020	$234
Customer deposits and billings	464
Revenue recognized in the period	(459)
Translation	(1)
Deferred revenue reclassified to held for sale	(11)
Balance at June 30, 2020	$227

Deferred Revenue
Balance at January 1, 2019	$248
Customer deposits and billings	440
Revenue recognized in the period	(440)
Translation	5
Balance at June 30, 2019	$253

A significant portion of open orders placed with Eaton are by original equipment manufacturers or distributors. These open orders are not considered firm as they have been historically subject to releases by customers. In measuring backlog of unsatisfied or partially satisfied obligations, only the amount of orders to which customers are firmly committed are included. Using this criterion, total backlog at June 30, 2020 was approximately $5.3 billion. At June 30, 2020, Eaton expects to recognize approximately 87% of this backlog in the next twelve months and the rest thereafter.

Note 4. CREDIT LOSSES FOR RECEIVABLES
Receivables are exposed to credit risk based on the customers’ ability to pay which is influenced by, among other factors, their financial liquidity position. Eaton’s receivables are generally short-term in nature with a majority outstanding less than 90 days.
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
Accounts receivable are net of an allowance for credit losses of $46 and $49 at June 30, 2020 and December 31, 2019. The change in the allowance for credit losses includes expense and net write-offs, none of which is significant.

Note 5.    INVENTORY
Inventory is carried at lower of cost or net realizable value. The components of inventory follow:

	June 30, 2020	December 31, 2019
Raw materials	$774	$986
Work-in-process	522	640
Finished goods	842	1,179
Total inventory	$2,138	$2,805

Note 6.	GOODWILL
Change in the carrying amount of goodwill by segment follows:

	January 1, 2020	Additions	Goodwill reclassified to held for sale	Translation	June 30, 2020
Electrical Americas	$6,352	$110	$—	$(29)	$6,433
Electrical Global	4,106	7	—	(116)	3,997
Hydraulics	921	—	(907)	(14)	—
Aerospace	1,706	2	—	(10)	1,698
Vehicle	291	—	—	(2)	289
eMobility	80	—	—	—	80
Total	$13,456	$119	$(907)	$(171)	$12,497

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
The fair value of the Hydraulics reportable segment was estimated based on a combination of the price to be paid to Eaton by Danfoss A/S and a discounted cash flow model. See Note 2 for additional information about the allocation of goodwill to the Hydraulics reportable segment.
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

Note 7.    RETIREMENT BENEFITS PLANS
The components of retirement benefits expense follow:

	United States pension benefit expense		Non-United States pension benefit expense		Other postretirement benefits expense
	Three months ended June 30
	2020	2019	2020	2019	2020	2019
Service cost	$24	$23	$18	$15	$1	$1
Interest cost	26	34	11	14	2	4
Expected return on plan assets	(58)	(59)	(27)	(27)	—	(1)
Amortization	26	16	14	9	(3)	(4)
	18	14	16	11	—	—
Settlements and special termination benefits	18	13	3	1	—	—
Total expense	$36	$27	$19	$12	$—	$—

	United States pension benefit expense		Non-United States pension benefit expense		Other postretirement benefits expense
	Six months ended June 30
	2020	2019	2020	2019	2020	2019
Service cost	$48	$46	$36	$29	$1	$1
Interest cost	52	68	22	29	4	7
Expected return on plan assets	(115)	(117)	(54)	(54)	—	(1)
Amortization	51	31	29	19	(6)	(7)
	36	28	33	23	(1)	—
Settlements, curtailments and special termination benefits	35	23	6	1	—	—
Total expense	$71	$51	$39	$24	$(1)	$—

The components of retirement benefits expense other than service costs are included in Other expense (income) - net.

Note 8.	LEGAL CONTINGENCIES

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

The effective income tax rate for the second quarter of 2020 was a tax benefit of 15.1% compared to tax expense of 13.9% for the second quarter of 2019. The credit tax rate in the second quarter of 2020 was primarily due to the tax impact from the restructuring charges described in Note 13. The effective income tax rate for the first six months of 2020 was expense of 26.4% compared to expense of 13.7% for the first six months of 2019. The increase in the effective tax rate in the first six months of 2020 was primarily due to the tax impact on the gain from the sale of the Lighting business described in Note 2.

Note 10. EQUITY
On February 27, 2019, the Board of Directors adopted a share repurchase program for share repurchases up to $5,000 of ordinary shares (2019 Program). Under the 2019 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During the three months ended June 30, 2020, no ordinary shares were repurchased. During the six months ended June 30, 2020, 14.2 million ordinary shares were repurchased under the 2019 Program in the open market at a total cost of $1,300. During the three and six months ended June 30, 2019, 3.2 million and 5.1 million ordinary shares, respectively, were repurchased under the 2019 Program in the open market at a total cost of $260 and $410, respectively.
The changes in Shareholders’ equity follow:

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at January 1, 2020	413.3	$4	$12,200	$8,170	$(4,290)	$(2)	$16,082	$51	$16,133
Net income	—	—	—	438	—	—	438	—	438
Other comprehensive loss, net of tax					(676)		(676)	—	(676)
Cash dividends paid and accrued	—	—	—	(300)	—	—	(300)	(5)	(305)
Issuance of shares under equity-based compensation plans	0.9	—	3	(1)	—	(1)	1	—	1
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(3)	(3)
Repurchase of shares	(14.2)	—	—	(1,300)	—	—	(1,300)	—	(1,300)
Balance at March 31, 2020	400.0	$4	$12,203	$7,007	$(4,966)	$(3)	$14,245	$43	$14,288
Net income	—	—	—	51	—	—	51	3	54
Other comprehensive income, net of tax					157		157		157
Cash dividends paid	—	—	—	(292)	—	—	(292)	(1)	(293)
Issuance of shares under equity-based compensation plans	0.1	—	25	1	—	1	27	—	27
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	2	2
Balance at June 30, 2020	400.1	$4	$12,228	$6,767	$(4,809)	$(2)	$14,188	$47	$14,235

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at January 1, 2019	423.6	$4	$12,090	$8,161	$(4,145)	$(3)	$16,107	$35	$16,142
Net income	—	—	—	522	—	—	522	—	522
Other comprehensive income, net of tax					67		67	—	67
Cash dividends paid and accrued	—	—	—	(309)	—	—	(309)	(1)	(310)
Issuance of shares under equity-based compensation plans	1.4	—	(5)	1	—	—	(4)	—	(4)
Repurchase of shares	(1.9)	—	—	(150)	—	—	(150)	—	(150)
Balance at March 31, 2019	423.1	$4	$12,085	$8,225	$(4,078)	$(3)	$16,233	$34	$16,267
Net income	—	—	—	636	—	—	636	—	636
Other comprehensive loss, net of tax	—				(30)		(30)		(30)
Cash dividends paid	—	—	—	(300)	—	—	(300)	(1)	(301)
Issuance of shares under equity-based compensation plans	0.1	—	27	(1)	—	1	27	—	27
Acquisition of a business	—	—	—	—	—	—	—	51	51
Acquisition of noncontrolling interest obtained through tender offer	—	—	—	—	—	—	—	(29)	(29)
Repurchase of Shares	(3.2)	—	—	(260)	—	—	(260)	—	(260)
Balance at June 30, 2019	420.0	$4	$12,112	$8,300	$(4,108)	$(2)	$16,306	$55	$16,361

The changes in Accumulated other comprehensive loss follow:

	Currency translation and related hedging instruments	Pensions and other postretirement benefits	Cash flow hedges	Total
Balance at January 1, 2020	$(2,848)	$(1,408)	$(34)	$(4,290)
Other comprehensive (loss) income before reclassifications	(530)	23	(143)	(650)
Amounts reclassified from Accumulated other comprehensive loss	37	89	5	131
Net current-period Other comprehensive (loss) income	(493)	112	(138)	(519)
Balance at June 30, 2020	$(3,341)	$(1,296)	$(172)	$(4,809)

The reclassifications out of Accumulated other comprehensive loss follow:

	Six months ended June 30, 2020		Consolidated statements of income classification
Currency translation losses
Sale of business	$(37)		Gain on sale of business
Tax expense	—
Total, net of tax	(37)

Amortization of defined benefit pensions and other postretirement benefits items
Actuarial loss and prior service cost	(115)	[1]
Tax benefit	26
Total, net of tax	(89)

Gains and (losses) on cash flow hedges
Currency exchange contracts	(6)		Net sales and Cost of products sold
Tax benefit	1
Total, net of tax	(5)

Total reclassifications for the period	$(131)

1 These components of Accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 7 for additional information about pension and other postretirement benefits items.

Net Income Per Share Attributable to Eaton Ordinary Shareholders
A summary of the calculation of net income per share attributable to Eaton ordinary shareholders follows:

	Three months ended June 30		Six months ended June 30
(Shares in millions)	2020	2019	2020	2019
Net income attributable to Eaton ordinary shareholders	$51	$636	$489	$1,158

Weighted-average number of ordinary shares outstanding - diluted	401.3	423.1	406.2	424.5
Less dilutive effect of equity-based compensation	0.9	1.5	1.4	1.7
Weighted-average number of ordinary shares outstanding - basic	400.4	421.6	404.8	422.8

Net income per share attributable to Eaton ordinary shareholders
Diluted	$0.13	$1.50	$1.20	$2.73
Basic	0.13	1.51	1.21	2.74

For the second quarter and first six months of 2020, 1.7 million and 1.0 million stock options, respectively, were excluded from the calculation of diluted net income per share attributable to Eaton ordinary shareholders because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive. For the second quarter and first six months of 2019, 0.8 million and 1.2 million stock options, respectively, were excluded from the calculation of diluted net income per share attributable to Eaton ordinary shareholders because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive.

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
A summary of financial instruments recognized at fair value, and the fair value measurements used, follows:

	Total	Level 1	Level 2	Level 3
June 30, 2020
Cash	$292	$292	$—	$—
Short-term investments	204	204	—	—
Net derivative contracts	(75)	—	(75)	—

December 31, 2019
Cash	$370	$370	$—	$—
Short-term investments	221	221	—	—
Net derivative contracts	53	—	53	—

Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities. No financial instruments were measured using unobservable inputs.
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $8,129 and fair value of $8,944 at June 30, 2020 compared to $8,067 and $8,638, respectively, at December 31, 2019. The fair value of Eaton's debt instruments were estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities, and are considered a Level 2 fair value measurement.

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
Eaton uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against foreign currency exposure (net investment hedges). Foreign currency denominated debt designated as a non-derivative net investment hedging instrument had a carrying value on an after-tax basis of $1,842 at June 30, 2020 and $1,845 at December 31, 2019.

Derivative Financial Statement Impacts
The fair value of derivative financial instruments recognized in the Consolidated Balance Sheets follows:

	Notional amount	Other current assets	Other noncurrent assets	Other current liabilities	Other noncurrent liabilities	Type of hedge	Term
June 30, 2020
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$2,225	$5	$121	$—	$—	Fair value	6 months to 15 years
Forward starting floating-to-fixed interest rate swaps	850	—	3	—	178	Cash flow	33 years
Currency exchange contracts	1,031	9	1	37	12	Cash flow	1 to 36 months
Commodity contracts	13	1	—	—	—	Cash flow	1 to 10 months
Total		$15	$125	$37	$190

Derivatives not designated as hedges
Currency exchange contracts	$4,354	$30		$19			1 to 12 months
Commodity contracts	7	1		—			1 month
Total		$31		$19

December 31, 2019
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$2,225	$—	$57	$—	$—	Fair value	12 months to 15 years
Forward starting floating-to-fixed interest rate swaps	500	—	3	—	42	Cash flow	13 to 33 years
Currency exchange contracts	1,146	14	3	11	6	Cash flow	1 to 36 months
Commodity contracts	9	—	—	—	—	Cash flow	1 to 9 months
Total		$14	$63	$11	$48

Derivatives not designated as hedges
Currency exchange contracts	$4,975	$48		$13			1 to 12 months
Commodity contracts	3	—		—			1 month
Total		$48		$13

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

As of June 30, 2020, the volume of outstanding commodity contracts that were entered into to hedge forecasted transactions:

Commodity	June 30, 2020		Term
Copper	5	millions of pounds	1 to 10 months
Gold	622	Troy ounces	1 to 3 months

The following amounts were recorded on the Consolidated Balance Sheets related to fixed-to-floating interest rate swaps:

	Carrying amount of the hedged assets (liabilities)		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged asset (liabilities) (a)
Location on Consolidated Balance Sheets	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Long-term debt	$(2,838)	$(2,838)	$(164)	$(97)
(a) At June 30, 2020 and December 31, 2019, these amounts include the cumulative liability amount of fair value hedging adjustments remaining for which the hedge accounting has been discontinued of $38 and $40, respectively.
The impact of hedging activities to the Consolidated Statements of Income are as follow:

	Three months ended June 30, 2020
	Net Sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$3,856	$2,877	$38

Gain (loss) on derivatives designated as cash flow hedges
Currency exchange contracts
Hedged item	$5	$4	$—
Derivative designated as hedging instrument	(5)	(4)	—

Commodity contracts
Hedged item	$—	$—	$—
Derivative designated as hedging instrument	—	—	—

Gain (loss) on derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps
Hedged item	$—	$—	$(1)
Derivative designated as hedging instrument	—	—	1

	Three months ended June 30, 2019
	Net Sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$5,533	$3,697	$50

Gain (loss) on derivatives designated as cash flow hedges
Currency exchange contracts
Hedged item	$2	$(4)	$—
Derivative designated as hedging instrument	(2)	4	—

Commodity contracts
Hedged item	$—	$—	$—
Derivative designated as hedging instrument	—	—	—

Gain (loss) on derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps
Hedged item	$—	$—	$(40)
Derivative designated as hedging instrument	—	—	40

	Six months ended June 30, 2020
	Net Sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$8,645	$6,179	$72

Gain (loss) on derivatives designated as cash flow hedges
Currency exchange contracts
Hedged item	$5	$1	$—
Derivative designated as hedging instrument	(5)	(1)	—

Commodity contracts
Hedged item	$—	$—	$—
Derivative designated as hedging instrument	—	—	—

Gain (loss) on derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps
Hedged item	$—	$—	$(69)
Derivative designated as hedging instrument	—	—	69

	Six months ended June 30, 2019
	Net Sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$10,838	$7,270	$110

Gain (loss) on derivatives designated as cash flow hedges
Currency exchange contracts
Hedged item	$5	$(9)	$—
Derivative designated as hedging instrument	(5)	9	—

Commodity contracts
Hedged item	$—	$—	$—
Derivative designated as hedging instrument	—	—	—

Gain (loss) on derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps
Hedged item	$—	$—	$(63)
Derivative designated as hedging instrument	—	—	63

The impact of derivatives not designated as hedges to the Consolidated Statements of Income are as follow:

	Gain (loss) recognized in Consolidated Statements of Income		Consolidated Statements of Income classification
	Three months ended June 30
	2020	2019
Gain (loss) on derivatives not designated as hedges
Currency exchange contracts	$46	$8	Interest expense - net
Commodity Contracts	1	(1)	Cost of products sold
Total	$47	$7

	Gain (loss) recognized in Consolidated Statements of Income		Consolidated Statements of Income classification
	Six months ended June 30
	2020	2019
Gain (loss) on derivatives not designated as hedges
Currency exchange contracts	$(103)	$48	Interest expense - net
Commodity Contracts	1	—	Cost of products sold
Total	$(102)	$48

The impact of derivative and non-derivative instruments designated as hedges to the Consolidated Statements of Income and Comprehensive Income follow:

	Gain (loss) recognized in other comprehensive (loss) income		Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	Three months ended June 30			Three months ended June 30
	2020	2019		2020	2019
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	$11	$(18)	Interest expense - net	$—	$—
Currency exchange contracts	(3)	(10)	Net sales and Cost of products sold	(9)	2
Commodity contracts	3	(2)	Cost of products sold	—	—
Non-derivative designated as net investment hedges
Foreign currency denominated debt	(38)	—	Interest expense - net	—	—
Total	$(27)	$(30)		$(9)	$2

	Gain (loss) recognized in other comprehensive (loss) income		Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	Six months ended June 30			Six months ended June 30
	2020	2019		2020	2019
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	$(136)	$(27)	Interest expense - net	$—	$—
Currency exchange contracts	(45)	(10)	Net sales and Cost of products sold	(6)	4
Commodity contracts	1	—	Cost of products sold	—	—
Non-derivative designated as net investment hedges
Foreign currency denominated debt	5	12	Interest expense - net	—	—
Total	$(175)	$(25)		$(6)	$4

At June 30, 2020, a loss of $27 of estimated unrealized net gains or losses associated with our cash flow hedges were expected to be reclassified to income from Accumulated other comprehensive loss within the next twelve months. These reclassifications relate to our designated foreign currency and commodity hedges that will mature in the next 12 months.

Note 13.	RESTRUCTURING CHARGES
Eaton has decided to undertake a multi-year restructuring program to reduce its cost structure and gain efficiencies in its business segments and at corporate in order to respond to declining market conditions. Restructuring charges incurred under this program were $187 in the second quarter of 2020. These restructuring activities are expected to incur additional expenses of $33 in the second half of 2020, $55 in 2021, and $5 in 2022, primarily comprised of plant closing costs, resulting in total estimated charges of $280 for the entire program.
A summary of restructuring program charges by type follows:

Three months ended June 30, 2020
Workforce reductions	$166
Plant closing and other	21
Total	$187
Restructuring program charges related to the following segments:

Three months ended June 30, 2020
Electrical Americas	$13
Electrical Global	51
Aerospace	30
Vehicle	90
eMobility	1
Corporate	2
Total	$187

A summary of liabilities related to workforce reductions, plant closing and other associated costs follows:

	Workforce reductions	Plant closing and other	Total
Balance at December 31, 2019	$—	$—	$—
Liability recognized	166	21	187
Payments, utilization and translation	(9)	(21)	(30)
Balance at June 30, 2020	$157	$—	$157

These restructuring program charges were included in Cost of products sold, Selling and administrative expense, Research and development expense, or Other expense (income) - net, as appropriate. In Business Segment Information, these restructuring program charges are treated as Corporate items. See Note 14 for additional information about business segments.

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

For purposes of business segment performance measurement, the Company does not allocate items that are of a non-operating nature or are of a corporate or functional governance nature. Corporate expenses consist of all of the Company’s costs associated with acquisitions, divestitures, and gains and losses on the sale of certain businesses, restructuring program costs (Note 13) and corporate office expenses including compensation, benefits, occupancy, depreciation, and other administrative costs. Identifiable assets of the business segments exclude goodwill, other intangible assets, and general corporate assets, which principally consist of certain cash, short-term investments, deferred income taxes, certain accounts receivable, certain property, plant and equipment, and certain other assets.

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
Net sales
Electrical Americas	$1,490	$2,085	$3,278	$4,046
Electrical Global	1,111	1,324	2,255	2,566
Hydraulics	411	603	918	1,208
Aerospace	461	634	1,141	1,238
Vehicle	327	803	925	1,613
eMobility	56	84	128	167
Total net sales	$3,856	$5,533	$8,645	$10,838

Segment operating profit (loss)
Electrical Americas	$308	$404	$616	$738
Electrical Global	178	233	344	423
Hydraulics	37	53	92	112
Aerospace	68	155	215	292
Vehicle	(21)	136	60	258
eMobility	(2)	7	(1)	12
Total segment operating profit	568	988	1,326	1,835

Corporate
Amortization of intangible assets	(88)	(94)	(175)	(187)
Interest expense - net	(38)	(50)	(72)	(110)
Pension and other postretirement benefits expense	(12)	(2)	(20)	(2)
Restructuring program charges	(187)	—	(187)	—
Other expense - net	(196)	(104)	(204)	(195)
Income before income taxes	47	738	668	1,341
Income tax expense (benefit)	(7)	102	176	183
Net income	54	636	492	1,158
Less net income for noncontrolling interests	(3)	—	(3)	—
Net income attributable to Eaton ordinary shareholders	$51	$636	$489	$1,158

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Amounts are in millions of dollars or shares unless indicated otherwise (per share data assume dilution).

COMPANY OVERVIEW
Eaton Corporation plc (Eaton or the Company) is a power management company with 2019 net sales of $21.4 billion. Eaton's mission is to improve the quality of life and environment through the use of power management technologies and services. We provide sustainable solutions that help our customers effectively manage electrical, hydraulic, and mechanical power - more safely, more efficiently and more reliably. Eaton has approximately 93,000 employees in 61 countries and sells products to customers in more than 175 countries.
Summary of Results of Operations
A summary of Eaton’s Net sales, Net income attributable to Eaton ordinary shareholders, and Net income per share attributable to Eaton ordinary shareholders - diluted follows:

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
Net sales	$3,856	$5,533	$8,645	$10,838
Net income attributable to Eaton ordinary shareholders	51	636	489	1,158
Net income per share attributable to Eaton ordinary shareholders - diluted	$0.13	$1.50	$1.20	$2.73
Eaton has decided to undertake a multi-year restructuring program to reduce its cost structure and gain efficiencies in its business segments and at corporate in order to respond to declining market conditions. Restructuring charges incurred under this program were $187 in the second quarter of 2020. These restructuring activities are expected to incur additional expenses of $33 in the second half of 2020, $55 in 2021, and $5 in 2022, primarily comprised of plant closing costs, resulting in total estimated charges of $280 for the entire program. The projected mature year savings from these restructuring actions are expected to be $200 when fully implemented in 2023. Additional information related to this restructuring is presented in Note 13.
During the first quarter of 2020, Eaton re-segmented certain reportable operating segments due to a reorganization of the Company's businesses. The new reportable segments are Electrical Americas and Electrical Global, which include the legacy Electrical Products and Electrical Systems and Services segments. Additionally, the Filtration and Golf Grip businesses previously included in the Hydraulics segment, and the electrical aerospace connectors business previously included in the Electrical Products segment, have been added to the Aerospace reportable segment as part of the reorganization. The Company also changed how it measures business segment performance in 2020 as it no longer allocates acquisition and divestiture charges to its operating segments. Previously reported financial information for these reportable segments has been updated for 2019 in Note 14. The re-segmentation did not impact previously reported consolidated results of operations.
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
On January 21, 2020, Eaton entered into an agreement to sell its Hydraulics business to Danfoss A/S, a Danish industrial company, for $3.3 billion in cash. Eaton’s Hydraulics business is a global leader in hydraulics components, systems, and services for industrial and mobile equipment. The business had sales of $2.2 billion in 2019. The transaction is subject to customary closing conditions and regulatory approvals and is expected to close by the end of the first quarter of 2021.

During the fourth quarter of 2019 and first quarter of 2020, the Company determined the Lighting business and Hydraulics business, respectively, met the criteria to be classified as held for sale. Therefore, assets and liabilities of these businesses have been presented as held for sale in the Consolidated Balance Sheets as of December 31, 2019 and June 30, 2020, respectively. Assets and liabilities classified as held for sale are measured at the lower of carrying value or fair value less costs to sell. There was no write-down as fair values of both the Lighting business and Hydraulics business assets less their costs to sell exceeded their respective carrying values. Depreciation and amortization expense is not recorded for the period in which Other long-lived assets are classified as held for sale.
COVID-19
The Company continues to be impacted by the COVID-19 pandemic in the second quarter of 2020 seeing dramatic declines in several end markets. Organic sales were down 22% for the second quarter primarily due to the impact from the COVID-19 pandemic. The Company continues to monitor the pandemic’s impact throughout the world, including guidance from governmental authorities and world health organizations. Our businesses are focused on cost control to offset the volume declines. During the second quarter, the Company implemented the following actions:

•	Reduction of senior executive base salaries in the second quarter

•	50% reduction in cash retainer for non-employee members of the Board of Directors in the second quarter

•	Implementation of unpaid leave programs

•	Eliminated merit increases for all of 2020

•	Reduction of discretionary expenses and implementation of travel and hiring freezes

•	Elimination of nonessential capital spending

We anticipate that several of our markets will take some time to recover, and so we have decided to implement a multi-year restructuring program discussed in Note 13 to deal with that weakness. The principal end markets affected are commercial aerospace, oil and gas, NAFTA Class 8 trucks, and North American/European light vehicles.
Eaton's products and support services are vital to hospitals, emergency services, military sites, utilities, public works, transportation and shipping providers. In addition, data centers, retail outlets, airports and governments, as well as the networks that support schools and remote workers, rely on the Company's products to serve their customers and communities. As a result, the Company's businesses are deemed essential to continue operating by almost all governments around the world, and all of the Company's plants are currently operating.
The Company is doing the following to protect the safety and health of its workforce, as well as support customer's needs during this pandemic:
Protect our employees

•	Trained our sites around the world in cleaning and disinfecting protocols

•	Enacted social distancing procedures, staggered shifts, implemented a rotating office work schedule, and modified workspace and meeting space layouts

•	Requiring employees to stay at home if they are feeling ill, and encouraging increased hand washing and hygiene practices across all sites

•	Advised employees to take advantage of flexible work options

•	Restricting visitors to all sites

•	Consulting regularly with doctors and health care organizations

•	Updating the Company's response plans as new information becomes available
In the event an employee suspects they have been exposed to COVID-19, or testing confirms it, sites will implement a response plan that includes:
•Mandatory quarantines

•	Communication with all who may have been exposed

•	Disinfecting work stations and common areas

•	Shutting down the facility if warranted
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

RESULTS OF OPERATIONS
Non-GAAP Financial Measures
The following discussion of Consolidated Financial Results includes certain non-GAAP financial measures. These financial measures include adjusted earnings and adjusted earnings per ordinary share, each of which differs from the most directly comparable measure calculated in accordance with generally accepted accounting principles (GAAP). A reconciliation of adjusted earnings and adjusted earnings per ordinary share to the most directly comparable GAAP measure is included in the table below, and excludes acquisition and divestiture expense related primarily to the planned divestiture of the Hydraulics business, the divestiture of the Lighting business, the acquisitions of Souriau-Sunbank and Ulusoy Elektrik, and other charges to exit businesses, and restructuring program expense discussed in Note 13. Management believes that these financial measures are useful to investors because they exclude certain transactions, allowing investors to more easily compare Eaton’s financial performance period to period. Management uses this information in monitoring and evaluating the on-going performance of Eaton.
Acquisition and Divestiture Charges
Eaton incurs integration charges and transaction costs to acquired businesses, and transaction costs and other charges to divest and exit businesses. Eaton also recognizes gains and losses on the sale of businesses. A summary of these Corporate items follows:

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
Acquisition integration, divestiture charges and transaction costs	$103	$14	$235	$26
Gain on the sale of the Lighting business	—	—	(221)	—
Total before income taxes	103	14	14	26
Income tax expense (benefit)	(23)	—	75	(1)
Total after income taxes	$80	$14	$89	$25
Per ordinary share - diluted	$0.20	$0.03	$0.22	$0.06
Acquisition integration, divestiture charges and transaction costs in 2020 are primarily related to the planned divestiture of the Hydraulics business, the divestiture of the Lighting business, the acquisitions of Souriau-Sunbank and Ulusoy Elektrik, and other charges to exit businesses, and were included in Cost of products sold, Selling and administrative expense, Research and development expense, or Other expense (income) - net. Charges in 2019 related to the divestiture of the Lighting business and the acquisition of Ulusoy Elektrik, and were included in Selling and administrative expense. In Business Segment Information in Note 14, these charges were included in Other expense - net.

Consolidated Financial Results

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
	2020	2019		2020	2019
Net sales	$3,856	$5,533	(30)%	$8,645	$10,838	(20)%
Gross profit	979	1,836	(47)%	2,466	3,568	(31)%
Percent of net sales	25.4%	33.2%		28.5%	32.9%
Income before income taxes	47	738	(94)%	668	1,341	(50)%
Net income	54	636	(92)%	492	1,158	(58)%
Less net income for noncontrolling interests	(3)	—		(3)	—
Net income attributable to Eaton ordinary shareholders	51	636	(92)%	489	1,158	(58)%
Excluding acquisition and divestiture charges, after-tax	80	14		89	25
Excluding restructuring program charges, after-tax	148	—		148	—
Adjusted earnings	$279	$650	(57)%	$726	$1,183	(39)%

Net income per share attributable to Eaton ordinary shareholders - diluted	$0.13	$1.50	(91)%	$1.20	$2.73	(56)%
Excluding per share impact of acquisition and divestiture charges, after-tax	0.20	0.03		0.22	0.06
Excluding per share impact of restructuring program charges, after-tax	0.37	—		0.37	—
Adjusted earnings per ordinary share	$0.70	$1.53	(54)%	$1.79	$2.79	(36)%
Net Sales
Net sales decreased 30% in the second quarter of 2020 compared to the second quarter of 2019 due to a decrease of 22% in organic sales, a decrease of 8% from divestitures of businesses, and a decrease of 2% from the impact of negative currency translation, partially offset by an increase of 2% from acquisitions of businesses. Net sales decreased 20% in the first six months of 2020 compared to the first six months of 2019 due to a decrease of 15% in organic sales, a decrease of 6% from divestitures of businesses, and a decrease of 1% from the impact of negative currency translation, partially offset by an increase of 2% from acquisitions of businesses. The decrease in organic sales in the second quarter and first six months of 2020 was primarily due to the impact from the COVID-19 pandemic, as well as lower sales volumes in all business segments.
Gross Profit
Gross profit margin decreased from 33.2% in the second quarter of 2019 to 25.4% in the second quarter of 2020, and from 32.9% in first six months of 2019 to 28.5% in first six months of 2020. The decrease in gross profit margin in the second quarter and first six months of 2020 was primarily due to lower sales volumes from the impact of the COVID-19 pandemic.

Income Taxes
The effective income tax rate for the second quarter of 2020 was a tax benefit of 15.1% compared to tax expense of 13.9% for the second quarter of 2019. The credit effective tax rate in the second quarter of 2020 was primarily due to the tax impact from the restructuring charges described in Note 13. The effective income tax rate for the first six months of 2020 was expense of 26.4% compared to expense of 13.7% for the first six months of 2019. The increase in the effective tax rate in the first six months of 2020 was primarily due to the tax impact on the gain from the sale of the Lighting business described in Note 2.
Net Income
Net income attributable to Eaton ordinary shareholders of $51 in the second quarter of 2020 decreased 92% compared to Net income attributable to Eaton ordinary shareholders of $636 in the second quarter of 2019. Net income attributable to Eaton ordinary shareholders of $489 in the first six months of 2020 decreased 58% compared to Net income attributable to Eaton ordinary shareholders of $1,158 in the first six months of 2019. Net income in the first six months of 2020 included an after-tax gain of $91 on the sale of the Lighting business discussed in Note 2. The decrease in the second quarter and first six months of 2020 was primarily due lower sales volumes from the impact of the COVID-19 pandemic.
Net income per ordinary share decreased to $0.13 in the second quarter of 2020 compared to $1.50 in the second quarter of 2019. Net income per ordinary share decreased to $1.20 in the first six months of 2020 compared to $2.73 in the first six months of 2019. Net income per ordinary share in the first six months of 2020 included $0.22 from the sale of the Lighting business. The decrease in Net income per ordinary share in the second quarter and first six months of 2020 was due to lower net income, partially offset by the impact of the Company's share repurchases over the past year.
Adjusted Earnings
Adjusted earnings of $279 in the second quarter of 2020 decreased 57% compared to Adjusted earnings of $650 in the second quarter of 2019. Adjusted earnings of $726 in the first six months of 2020 decreased 39% compared to Adjusted earnings of $1,183 in the first six months of 2019. The decrease in Adjusted earnings in the second quarter and first six months of 2020 was primarily due to lower Net income attributable to Eaton ordinary shareholders, adjusted for higher restructuring program charges, and acquisition and divestiture charges.
Adjusted earnings per ordinary share decreased to $0.70 in the second quarter of 2020 compared to $1.53 in the second quarter of 2019. Adjusted earnings per ordinary share decreased to $1.79 in the first six months of 2020 compared to $2.79 in the first six months of 2019. The decrease in Adjusted earnings per ordinary share in the second quarter and first six months of 2020 was due to lower Adjusted earnings, adjusted for the impact of the Company's share repurchases over the past year.

Business Segment Results of Operations
The following is a discussion of Net sales, operating profit and operating margin by business segment.
Electrical Americas

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
	2020	2019		2020	2019
Net sales	$1,490	$2,085	(29)%	$3,278	$4,046	(19)%

Operating profit	$308	$404	(24)%	$616	$738	(17)%
Operating margin	20.7%	19.4%		18.8%	18.2%
Net sales decreased 29% in the second quarter of 2020 compared to the second quarter of 2019 due to a decrease of 20% from the divestiture of the Lighting business, a decrease of 9% in organic sales, and a decrease of 1% from the impact of negative currency translation, partially offset by an increase of 1% from the acquisitions of Innovative Switchgear Solutions, Inc. and Power Distribution, Inc. Net sales decreased 19% in the first six months of 2020 compared to the first six months of 2019 due to a decrease of 14% from the divestiture of the Lighting business, a decrease of 5% in organic sales, and a decrease of 1% from the impact of negative currency translation, partially offset by an increase of 1% from the acquisitions of ISG and Power Distribution, Inc. The decrease in organic sales in the second quarter and first six months of 2020 was primarily driven by the impact of the COVID-19 pandemic.
The operating margin increased from 19.4% in the second quarter of 2019 to 20.7% in the second quarter of 2020 and from 18.2% in the first six months of 2019 to 18.8% in the first six months of 2020. The increase in operating margin was primarily due to the favorable impact from the divestiture of the Lighting business and cost containment actions to counteract the impact of the COVID-19 pandemic, partially offset by lower sales volumes.
Electrical Global

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
	2020	2019		2020	2019
Net sales	$1,111	$1,324	(16)%	$2,255	$2,566	(12)%

Operating profit	$178	$233	(24)%	$344	$423	(19)%
Operating margin	16.0%	17.6%		15.3%	16.5%
Net sales decreased 16% in the second quarter of 2020 compared to the second quarter of 2019 due to a decrease of 14% in organic sales and a decrease of 2% from the impact of negative currency translation. Net sales decreased 12% in the first six months of 2020 compared to the first six months of 2019 due to a decrease of 11% in organic sales and a decrease of 2% from the impact of negative currency translation, partially offset by an increase of 1% from the acquisition of Ulusoy Elektrik. The decrease in organic sales in the second quarter and first six months of 2020 was primarily driven by the impact of the COVID-19 pandemic, with particular weakness in global oil and gas markets and industrial applications.
The operating margin decreased from 17.6% in the second quarter of 2019 to 16.0% in the second quarter of 2020 and from 16.5% in the first six months of 2019 to 15.3% in the first six months of 2020 primarily due to lower sales volumes, partially offset by cost containment actions to mitigate the impact of the COVID-19 pandemic.

Hydraulics

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
	2020	2019		2020	2019
Net sales	$411	$603	(32)%	$918	$1,208	(24)%

Operating profit	$37	$53	(30)%	$92	$112	(18)%
Operating margin	9.0%	8.8%		10.0%	9.3%
Net sales decreased 32% in the second quarter of 2020 compared to the second quarter of 2019 due to a decrease of 30% in organic sales and a decrease of 2% from the impact of negative currency translation. Net sales decreased 24% in the first six months of 2020 compared to the first six months of 2019 due to a decrease of 22% in organic sales and a decrease of 2% from the impact of negative currency translation. The decrease in organic sales in the second quarter and first six months of 2020 was primarily due to weakness at both OEMs and distributors globally.
The operating margin increased from 8.8% in the second quarter of 2019 to 9.0% in the second quarter of 2020 and from 9.3% in the first six months of 2019 to 10.0% in the first six months of 2020. The increase in operating margin was primarily due to depreciation expense no longer being charged as a result of the business being classified as held for sale as discussed in Note 2 and cost containment actions to counteract the impact of the COVID-19 pandemic, partially offset by lower sales volumes.
Aerospace

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
	2020	2019		2020	2019
Net sales	$461	$634	(27)%	$1,141	$1,238	(8)%

Operating profit	$68	$155	(56)%	$215	$292	(26)%
Operating margin	14.8%	24.4%		18.8%	23.6%
Net sales decreased 27% in the second quarter of 2020 compared to the second quarter of 2019 due to a decrease of 35% in organic sales, partially offset by an increase of 8% from the acquisition of Souriau-Sunbank Connection Technologies (Souriau-Sunbank). Net sales decreased 8% in the first six months of 2020 compared to the first six months of 2019 due to a decrease of 19% in organic sales, partially offset by an increase of 11% from the acquisition of Souriau-Sunbank. The decrease in organic sales in the second quarter and first six months of 2020 was primarily due to the impact of the COVID-19 pandemic on commercial aviation.
The operating margin decreased from 24.4% in the second quarter of 2019 to 14.8% in second quarter of 2020 and from 23.6% in the first six months of 2019 to 18.8% in the first six months of 2020 primarily due to lower sales volumes and the acquisition of Souriau-Sunbank.

Vehicle

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
	2020	2019		2020	2019
Net sales	$327	$803	(59)%	$925	$1,613	(43)%

Operating profit (loss)	$(21)	$136	(115)%	$60	$258	(77)%
Operating margin	(6.4)%	16.9%		6.5%	16.0%
Net sales decreased 59% in the second quarter of 2020 compared to the second quarter of 2019 due to a decrease of 52% in organic sales, a decrease of 4% from the divestiture of our Automotive Fluid Conveyance business, and a decrease of 3% from the impact of negative currency translation. Net sales decreased 43% in the first six months of 2020 compared to the first six months of 2019 due to a decrease of 36% in organic sales, a decrease of 4% from the divestiture of our Automotive Fluid Conveyance business, and a decrease of 3% from the impact of negative currency translation. The decrease in organic sales in the second quarter and first six months of 2020 was driven by plant shutdowns due to the COVID-19 pandemic, lower Class 8 OEM production, and continued weakness in light vehicle sales.
The operating margin decreased from 16.9% in the second quarter of 2019 to negative 6.4% in the second quarter of 2020 and from 16.0% in the first six months of 2019 to 6.5% in the first six months of 2020 primarily due to lower sales volumes.
eMobility

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
	2020	2019		2020	2019
Net sales	$56	$84	(33)%	$128	$167	(23)%

Operating profit (loss)	$(2)	$7	(129)%	$(1)	$12	(108)%
Operating margin	(3.6)%	8.3%		(0.8)%	7.2%
Net sales decreased 33% in the second quarter of 2020 compared to the second quarter of 2019 due to a decrease of 33% in organic sales. Net sales decreased 23% in the first six months of 2020 compared to the first six months of 2019 due to a decrease of 22% in organic sales and a decrease of 1% from the impact of negative currency translation. The decrease in organic sales in the second quarter and first six months of 2020 was primarily due to the impact from the COVID-19 pandemic, with particular weakness in legacy internal combustion engine platforms.
The operating margin decreased from 8.3% in the second quarter of 2019 to negative 3.6% in the second quarter of 2020 and from 7.2% in the first six months of 2019 to negative 0.8% in the first six months of 2020 primarily due to lower sales volumes.

Corporate Expense

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
	2020	2019		2020	2019
Amortization of intangible assets	$88	$94	(6)%	$175	$187	(6)%
Interest expense - net	38	50	(24)%	72	110	(35)%
Pension and other postretirement benefits expense	12	2	500%	20	2	900%
Restructuring program charges	187	—	NM	187	—	NM
Other expense - net	196	104	88%	204	195	5%
Total corporate expense	$521	$250	108%	$658	$494	33%
Total corporate expense was $521 in the second quarter of 2020 compared to Total corporate expense of $250 in the second quarter of 2019. Total corporate expense was $658 in the first six months of 2020 compared to Total corporate expense of $494 in the first six months of 2019. The increase in Total corporate expense for the second quarter and first six months of 2020 was primarily due to the multi-year restructuring program discussed in Note 13 and Other expense - net. The increase in Other expense - net is primarily due to higher acquisition and divestiture charges. The increase in the first six months is partially offset by a gain on sale of a business discussed in Note 2.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Financial Condition and Liquidity
Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk. The Company maintains access to the commercial paper markets through a $2,000 commercial paper program, which is supported by credit facilities in the aggregate principal amount of $2,000. There were no borrowings outstanding under these revolving credit facilities at June 30, 2020. Over the course of a year, cash, short-term investments and short-term debt may fluctuate in order to manage global liquidity. Eaton continues to be able to access commercial paper markets on the same basis as in prior periods. Although the COVID-19 pandemic negatively impacted second quarter results and we expect it may also have an unfavorable impact on third quarter results, our businesses continue to generate substantial cash. In addition, Eaton completed the $1.4 billion sale of our Lighting Business on March 2, 2020 and expects to complete the sale of our Hydraulics Business for $3.3 billion in cash by the end of the first quarter of 2021. Accordingly, Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business as well as scheduled payments of long-term debt.
Eaton was in compliance with each of its debt covenants for all periods presented.
Sources and Uses of Cash
Operating Cash Flow
Net cash provided by operating activities was $1,080 in the first six months of 2020, a decrease of $351 in the source of cash compared to $1,431 in the first six months of 2019. The decrease in net cash provided by operating activities in the first six months of 2020 was driven by lower net income, partially offset by lower working capital balances compared to 2019.
Investing Cash Flow
Net cash provided by investing activities was $900 in the first six months of 2020, an increase of $1,610 in the source of cash compared to net cash used of $710 in the first six months of 2019. The increase in the source of cash was primarily driven by proceeds from the sale of the Lighting business discussed in Note 2 and net sales of short-term investments of $4 in 2020 compared to to net purchases of $221 in 2019.
Financing Cash Flow
Net cash used in financing activities was $2,034 in the first six months of 2020, an increase of $1,435 in the use of cash compared to $599 in the first six months of 2019. The increase in the use of cash was primarily due to lower proceeds from borrowings of $4 in 2020 compared to $1,232 in 2019 and higher share repurchases of $1,300 in 2020 compared to $440 in 2019, partially offset by lower payments on borrowings of $125 in 2020 compared to $757 in 2019.

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
Substantially all of the Senior Notes, together with the credit facilities described above under Financial Condition and Liquidity (the Credit Facilities), are guaranteed by Eaton and 21 of its subsidiaries. Accordingly, they rank equally with each other. However, because these obligations are not secured, they would be effectively subordinated to any existing or future secured indebtedness of Eaton and its subsidiaries. As of June 30, 2020, Eaton has no material, long-term secured debt. The guaranteed Registered Senior Notes are also structurally subordinated to the liabilities of Eaton's subsidiaries that are not guarantors. Except as described below under Future Guarantors, Eaton is not obligated to cause its subsidiaries to guarantee the Registered Senior Notes.
The table set forth in Exhibit 22 filed with the Form 10-Q filed on April 30, 2020, details the primary obligors and guarantors with respect to the guaranteed Registered Senior Notes.
Terms of Guarantees of Registered Securities
Payment of principal and interest on the Registered Senior Notes is guaranteed, on an unsecured, unsubordinated basis by the subsidiaries of Eaton set forth in the table referenced in Exhibit 22. Each guarantee is full and unconditional, and joint and several. Each guarantor's guarantee is an unsecured obligation that ranks equally with all its other unsecured and unsubordinated indebtedness. The obligations of each guarantor under its guarantee of the Registered Senior Notes is subject to a customary savings clause or similar provision designed to prevent such guarantee from constituting a fraudulent conveyance or otherwise legally impermissible or voidable obligation.

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

The 1994 Indenture and the 2010 Indenture do not contain provisions with respect to future guarantors.
Summarized Financial Information of Guarantors and Issuers

	June 30, 2020	December 31, 2019
Current assets	$3,714	$4,082
Noncurrent assets	11,711	13,181
Current liabilities	3,017	2,703
Noncurrent liabilities	8,942	10,023
Amounts due to subsidiaries that are non-issuers and non-guarantors - net	20,701	37,050

	Six months ended June 30	Year ended December 31
	2020	2019
Net sales	$5,028	$12,961
Sales to subsidiaries that are non-issuers and non-guarantors	400	1,161
Cost of products sold	4,296	10,524
Expense from subsidiaries that are non-issuers and non-guarantors - net	290	734
Net loss	(578)	(90)
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

FORWARD-LOOKING STATEMENTS
This Form 10-Q Report contains forward-looking statements concerning the anticipated completion of the divestiture of our Hydraulics business, anticipated additional charges and projected savings from restructuring actions, the future impact of COVID-19, the performance of our end markets and legal contingencies, among other matters. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to Eaton, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside Eaton’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for the Company’s business segments; unanticipated downturns in business relationships with customers or their purchases from us; the potential effects on our businesses from natural disasters; the availability of credit to customers and suppliers; competitive pressures on sales and pricing; unanticipated changes in the cost of material and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; strikes or other labor unrest; the impact of acquisitions and divestitures; unanticipated difficulties integrating acquisitions; new laws and governmental regulations; interest rate changes; tax rate changes or exposure to additional income tax liability; stock market and currency fluctuations; war, civil or political unrest or terrorism; the course of the COVID-19 pandemic and government responses thereto, and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in exposures to market risk since December 31, 2019.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures - Pursuant to SEC Rule 13a-15, an evaluation was performed under the supervision and with the participation of Eaton’s management, including Craig Arnold - Principal Executive Officer; and Richard H. Fearon - Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, management concluded that Eaton’s disclosure controls and procedures were effective as of June 30, 2020.
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
During the second quarter of 2020, there was no change in Eaton’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting. Management is currently evaluating the impact of businesses acquired in the past twelve months on Eaton's internal control over financial reporting.

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
The recent coronavirus (COVID -19) outbreak has negatively impacted our results of operations.
As a result of the COVID-19 pandemic outbreak, authorities have implemented measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in place-orders, and shut downs, and consumers have changed their demand patterns. As a result, our operations and financial results have been impacted. The degree to which COVID-19 impacts our future results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions resume.

ITEM 6.	EXHIBITS.
Eaton Corporation plc
Second Quarter 2020 Report on Form 10-Q

3 (i)	Certificate of Incorporation — Incorporated by reference to the Form S-8 filed November 30, 2012

3 (ii)	Amended and Restated Memorandum and Articles of Incorporation — Incorporated by reference to the Form 8-K filed on May 1, 2017

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

22	Table of Senior Notes, Issuer and Guarantors (incorporated by reference to the Form 10-Q Report filed on April 30, 2020)

31.1	Certification of Principal Executive Officer (Pursuant to Rule 13a-14(a)) — Filed in conjunction with this Form 10-Q Report *

31.2	Certification of Principal Financial Officer (Pursuant to Rule 13a-14(a)) — Filed in conjunction with this Form 10-Q Report *

32.1	Certification of Principal Executive Officer (Pursuant to Rule 13a-14(b) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act) — Filed in conjunction with this Form 10-Q Report *

32.2	Certification of Principal Financial Officer (Pursuant to Rule 13a-14(b) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act) — Filed in conjunction with this Form 10-Q Report *

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Label Definition Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_______________________________

*	Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON CORPORATION plc
Registrant

Date:	July 29, 2020	By:	/s/ Richard H. Fearon
Richard H. Fearon
Principal Financial Officer
(On behalf of the registrant and as Principal Financial Officer)