Form 10-Q
period 2020-09-30
Eaton Corp plc
filed 2020-11-03
CIK 1551182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 398.6 million Ordinary Shares outstanding as of September 30, 2020.

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended September 30		Nine months ended September 30
(In millions except for per share data)	2020	2019	2020	2019
Net sales	$4,526	$5,314	$13,171	$16,152

Cost of products sold	3,051	3,512	9,230	10,782
Selling and administrative expense	754	885	2,310	2,709
Research and development expense	132	147	411	454
Interest expense - net	41	47	113	157
Gain on sale of business	—	—	221	—
Other expense (income) - net	23	5	135	(9)
Income before income taxes	525	718	1,193	2,059
Income tax expense	78	116	254	299
Net income	447	602	939	1,760
Less net income for noncontrolling interests	(1)	(1)	(4)	(1)
Net income attributable to Eaton ordinary shareholders	$446	$601	$935	$1,759

Net income per share attributable to Eaton ordinary shareholders
Diluted	$1.11	$1.44	$2.31	$4.16
Basic	1.11	1.44	2.32	4.18

Weighted-average number of ordinary shares outstanding
Diluted	402.3	418.4	404.9	422.5
Basic	400.4	416.6	403.3	420.7

Cash dividends declared per ordinary share	$0.73	$0.71	$2.19	$2.13

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended September 30		Nine months ended September 30
(In millions)	2020	2019	2020	2019
Net income	$447	$602	$939	$1,760
Less net income for noncontrolling interests	(1)	(1)	(4)	(1)
Net income attributable to Eaton ordinary shareholders	446	601	935	1,759

Other comprehensive income (loss), net of tax
Currency translation and related hedging instruments	217	(252)	(276)	(235)
Pensions and other postretirement benefits	16	35	128	88
Cash flow hedges	43	(42)	(95)	(75)
Other comprehensive income (loss) attributable to Eaton ordinary shareholders	276	(259)	(243)	(222)

Total comprehensive income attributable to Eaton ordinary shareholders	$722	$342	$692	$1,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED BALANCE SHEETS

(In millions)	September 30, 2020	December 31, 2019
Assets
Current assets
Cash	$429	$370
Short-term investments	334	221
Accounts receivable - net	2,876	3,437
Inventory	2,096	2,805
Assets held for sale	2,398	1,377
Prepaid expenses and other current assets	538	518
Total current assets	8,671	8,728

Property, plant and equipment
Land and buildings	2,154	2,440
Machinery and equipment	5,262	6,266
Gross property, plant and equipment	7,416	8,706
Accumulated depreciation	(4,500)	(5,210)
Net property, plant and equipment	2,916	3,496

Other noncurrent assets
Goodwill	12,677	13,456
Other intangible assets	4,179	4,638
Operating lease assets	421	436
Deferred income taxes	376	372
Other assets	1,745	1,679
Total assets	$30,985	$32,805

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$2	$255
Current portion of long-term debt	1,251	248
Accounts payable	1,788	2,114
Accrued compensation	336	449
Liabilities held for sale	424	325
Other current liabilities	2,004	1,741
Total current liabilities	5,805	5,132

Noncurrent liabilities
Long-term debt	6,948	7,819
Pension liabilities	1,343	1,462
Other postretirement benefits liabilities	319	328
Operating lease liabilities	323	331
Deferred income taxes	306	396
Other noncurrent liabilities	1,423	1,204
Total noncurrent liabilities	10,662	11,540

Shareholders’ equity
Ordinary shares (398.6 million outstanding in 2020 and 413.3 million in 2019)	4	4
Capital in excess of par value	12,266	12,200
Retained earnings	6,741	8,170
Accumulated other comprehensive loss	(4,533)	(4,290)
Shares held in trust	(2)	(2)
Total Eaton shareholders’ equity	14,476	16,082
Noncontrolling interests	42	51
Total equity	14,518	16,133
Total liabilities and equity	$30,985	$32,805
The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30
(In millions)	2020	2019
Operating activities
Net income	$939	$1,760
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	603	668
Deferred income taxes	(7)	(71)
Pension and other postretirement benefits expense	159	115
Contributions to pension plans	(92)	(89)
Contributions to other postretirement benefits plans	(16)	(11)
Gain on sale of business	(91)	—
Changes in working capital	357	76
Other - net	149	66
Net cash provided by operating activities	2,001	2,514

Investing activities
Capital expenditures for property, plant and equipment	(291)	(441)
Proceeds from sale of business	1,408	—
Cash paid for acquisitions of businesses, net of cash acquired	(200)	(277)
Purchases of short-term investments - net	(121)	(132)
Proceeds (payments) for settlement of currency exchange contracts not designated as hedges - net	(28)	26
Other - net	(59)	(8)
Net cash provided by (used in) investing activities	709	(832)

Financing activities
Proceeds from borrowings	2	1,232
Payments on borrowings	(262)	(757)
Cash dividends paid	(884)	(907)
Exercise of employee stock options	31	40
Repurchase of shares	(1,464)	(978)
Employee taxes paid from shares withheld	(36)	(45)
Other - net	(6)	(8)
Net cash used in financing activities	(2,619)	(1,423)

Effect of currency on cash	(30)	7
Less: Increase in cash classified as held for sale	(2)	—
Increase in cash	59	266
Cash at the beginning of the period	370	283
Cash at the end of the period	$429	$549

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Amounts are in millions unless indicated otherwise (per share data assume dilution).
Note 1.BASIS OF PRESENTATION
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
The Company recorded $7 and $26 of net gains for the three and nine months ended September 30, 2019, respectively, related primarily to the remeasurement of intercompany loans denominated in a foreign currency and the currency exchange derivative contracts used to hedge these exposures. In the first quarter of 2020, Eaton changed the presentation of these gains from Other expense (income) - net to Interest expense - net, and reclassified all prior periods.
In the first quarter of 2020, the Company also changed the presentation of the following items within the operating activities section of the Condensed Consolidated Statements of Cash Flows:
•The non-cash gains and losses associated with currency exchange derivative contracts have been moved from Changes in working capital to Other - net. This puts the non-cash impact of these derivatives on the same line as the non-cash impact from the balance sheet currency exposures they are used to hedge.
•The changes in uncertain tax positions have been moved from Other - net to Changes in working capital. This places the cash flow impact from all taxes on the same line.
These cash flow reclassifications of $70 for the nine months ended September 30, 2019, have been made to prior period amounts with no change to total operating cash flow.
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

Note 2.ACQUISITIONS AND DIVESTITURES OF BUSINESSES
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
Acquisition of Souriau-Sunbank Connection Technologies
On December 20, 2019, Eaton acquired the Souriau-Sunbank Connection Technologies (Souriau-Sunbank) business of TransDigm Group Inc. for a cash purchase price of $907, net of cash received. Headquartered in Versailles, France, Souriau-Sunbank is a global leader in highly engineered electrical interconnect solutions for harsh environments in the aerospace, defense, industrial, energy, and transport markets. Its sales for the 12 months ended June 30, 2019 were $363. Souriau-Sunbank is reported within the Aerospace business segment.
The acquisition of Souriau-Sunbank has been accounted for using the acquisition method of accounting, which requires the assets acquired and liabilities assumed be recognized at their respective fair values on the acquisition date. There has not been a material change from the initial estimated fair values of the assets acquired and liabilities assumed on the acquisition date. These preliminary estimates will continue to be revised during the measurement period as third-party valuations are finalized, and these differences are not expected to have a material impact on Eaton's preliminary purchase price allocation.
Eaton’s 2020 condensed consolidated financial statements include Souriau-Sunbank’s results of operations. Souriau-Sunbank’s sales for the first nine months of 2020 were $215.
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

Assets and liabilities held for sale
During the fourth quarter of 2019 and first quarter of 2020, the Company determined the Lighting business and Hydraulics business, respectively, met the criteria to be classified as held for sale. Therefore, assets and liabilities of these businesses have been presented as held for sale in the Consolidated Balance Sheets as of December 31, 2019 and September 30, 2020, respectively. Assets and liabilities classified as held for sale are measured at the lower of carrying value or fair value less costs to sell. There was no write-down as fair values of both the Lighting business and Hydraulics business assets less their costs to sell exceeded their respective carrying values. Depreciation and amortization expense is not recorded for the period in which Other long-lived assets are classified as held for sale.
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
The assets and liabilities classified as held for sale for the Lighting business on the December 31, 2019 Consolidated Balance Sheet and the Hydraulics business on the September 30, 2020 Consolidated Balance Sheet are as follows:

	September 30, 2020	December 31, 2019
	(Hydraulics business)	(Lighting business)
Cash	$2	$—
Accounts receivable - net	333	220
Inventory	358	161
Prepaid expenses and other current assets	10	10
Net property, plant and equipment	473	155
Goodwill	907	470
Other intangible assets	247	330
Operating lease assets	48	25
Deferred income taxes	5	—
Other noncurrent assets	15	6
Assets held for sale - current	$2,398	$1,377

Accounts payable	$198	$184
Accrued compensation	23	7
Other current liabilities	106	102
Pension liabilities	70	3
Operating lease liabilities	25	17
Deferred income taxes	2	(1)
Other noncurrent liabilities	—	13
Liabilities held for sale - current	$424	$325
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

	Three months ended September 30, 2020
Net sales		Products	Systems	Total
Electrical Americas		$562	$1,137	$1,699
Electrical Global		671	525	1,196

		United States	Rest of World
Hydraulics		$191	$248	439

	Original Equipment Manufacturers	Aftermarket	Industrial and Other
Aerospace	$230	$158	$152	540

		Commercial	Passenger and Light Duty
Vehicle		$284	$289	573

eMobility				79

Total				$4,526

	Three months ended September 30, 2019
Net sales		Products	Systems	Total
Electrical Americas		$921	$1,119	$2,040
Electrical Global		691	604	1,295

		United States	Rest of World
Hydraulics		$244	$275	519

	Original Equipment Manufacturers	Aftermarket	Industrial and Other
Aerospace	$301	$210	$109	620

		Commercial	Passenger and Light Duty
Vehicle		$371	$390	761

eMobility				79

Total				$5,314

	Nine months ended September 30, 2020
Net sales		Products	Systems	Total
Electrical Americas		$1,725	$3,252	$4,977
Electrical Global		1,926	1,525	3,451

		United States	Rest of World
Hydraulics		$601	$756	1,357

	Original Equipment Manufacturers	Aftermarket	Industrial and Other
Aerospace	$754	$527	$400	1,681

		Commercial	Passenger and Light Duty
Vehicle		$742	$756	1,498

eMobility				207

Total				$13,171

	Nine months ended September 30, 2019
Net sales		Products	Systems	Total
Electrical Americas		$2,775	$3,311	$6,086
Electrical Global		2,102	1,759	3,861

		United States	Rest of World
Hydraulics		$783	$944	1,727

	Original Equipment Manufacturers	Aftermarket	Industrial and Other
Aerospace	$893	$635	$330	1,858

		Commercial	Passenger and Light Duty
Vehicle		$1,227	$1,147	2,374

eMobility				246

Total				$16,152

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (revenue recognized exceeds amount billed to the customer), and deferred revenue (advance payments and billings in excess of revenue recognized). Accounts receivables from customers were $2,565 and $3,090 at September 30, 2020 and December 31, 2019, respectively. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. These assets and liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Unbilled receivables were $108 and $101 at September 30, 2020 and December 31, 2019, respectively, and are recorded in Prepaid expenses and other current assets. The increase in unbilled receivables was primarily due to revenue recognized and not yet billed, partially offset by billings to customers during the quarter.
Changes in the deferred revenue liabilities are as follows:

Deferred Revenue
Balance at January 1, 2020	$234
Customer deposits and billings	753
Revenue recognized in the period	(728)
Translation	1
Deferred revenue reclassified to held for sale	(11)
Balance at September 30, 2020	$249

Deferred Revenue
Balance at January 1, 2019	$248
Customer deposits and billings	680
Revenue recognized in the period	(683)
Translation	1
Balance at September 30, 2019	$246
A significant portion of open orders placed with Eaton are by original equipment manufacturers or distributors. These open orders are not considered firm as they have been historically subject to releases by customers. In measuring backlog of unsatisfied or partially satisfied obligations, only the amount of orders to which customers are firmly committed are included. Using this criterion, total backlog at September 30, 2020 was approximately $5.4 billion. At September 30, 2020, Eaton expects to recognize approximately 87% of this backlog in the next twelve months and the rest thereafter.

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
Accounts receivable are net of an allowance for credit losses of $48 and $49 at September 30, 2020 and December 31, 2019. The change in the allowance for credit losses includes expense and net write-offs, none of which are significant.

Note 5.    INVENTORY
Inventory is carried at lower of cost or net realizable value. The components of inventory follow:

	September 30, 2020	December 31, 2019
Raw materials	$780	$986
Work-in-process	508	640
Finished goods	808	1,179
Total inventory	$2,096	$2,805

Note 6.    GOODWILL
Change in the carrying amount of goodwill by segment follows:

	January 1, 2020	Additions	Goodwill reclassified to held for sale	Translation	September 30, 2020
Electrical Americas	$6,352	$121	$—	$(17)	$6,456
Electrical Global	4,106	7	—	(5)	4,108
Hydraulics	921	—	(907)	(14)	—
Aerospace	1,706	3	—	32	1,741
Vehicle	291	—	—	—	291
eMobility	80	—	—	1	81
Total	$13,456	$131	$(907)	$(3)	$12,677

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

Note 7.    RETIREMENT BENEFITS PLANS
The components of retirement benefits expense follow:

	United States pension benefit expense		Non-United States pension benefit expense		Other postretirement benefits expense
	Three months ended September 30
	2020	2019	2020	2019	2020	2019
Service cost	$25	$22	$19	$14	$—	$—
Interest cost	26	35	11	13	3	3
Expected return on plan assets	(59)	(59)	(27)	(25)	(1)	—
Amortization	26	15	15	10	(3)	(3)
	18	13	18	12	(1)	—
Settlements, curtailments and special termination benefits	14	13	1	2	—	—
Total expense	$32	$26	$19	$14	$(1)	$—

	United States pension benefit expense		Non-United States pension benefit expense		Other postretirement benefits expense
	Nine months ended September 30
	2020	2019	2020	2019	2020	2019
Service cost	$73	$68	$55	$43	$1	$1
Interest cost	78	103	33	42	7	10
Expected return on plan assets	(174)	(176)	(81)	(79)	(1)	(1)
Amortization	77	46	44	29	(9)	(10)
	54	41	51	35	(2)	—
Settlements, curtailments and special termination benefits	49	36	7	3	—	—
Total expense	$103	$77	$58	$38	$(2)	$—

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

Note 9.    INCOME TAXES

The effective income tax rate for the third quarter of 2020 was expense of 14.8% compared to expense of 16.0% for the third quarter of 2019. The decrease in the effective tax rate in the third quarter of 2020 was primarily due to lower levels of income in higher tax jurisdictions. The effective income tax rate for the first nine months of 2020 was expense of 21.3% compared to expense of 14.5% for the first nine months of 2019. The increase in the effective tax rate in the first nine months of 2020 was primarily due to the tax impact on the gain from the sale of the Lighting business described in Note 2.

Note 10. EQUITY
On February 27, 2019, the Board of Directors adopted a share repurchase program for share repurchases up to $5,000 of ordinary shares (2019 Program). Under the 2019 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During the three and nine months ended September 30, 2020, 1.7 million and 15.9 million ordinary shares, respectively, were repurchased under the 2019 Program in the open market at a total cost of $177 and $1,477, respectively. During the three and nine months ended September 30, 2019, 6.8 million and 11.9 million ordinary shares, respectively, were repurchased under the 2019 Program in the open market at a total cost of $539 and $949, respectively.
The changes in Shareholders’ equity follow:

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at January 1, 2020	413.3	$4	$12,200	$8,170	$(4,290)	$(2)	$16,082	$51	$16,133
Net income	—	—	—	438	—	—	438	—	438
Other comprehensive loss, net of tax					(676)		(676)	—	(676)
Cash dividends paid and accrued	—	—	—	(300)	—	—	(300)	(5)	(305)
Issuance of shares under equity-based compensation plans	0.9	—	3	(1)	—	(1)	1	—	1
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(3)	(3)
Repurchase of shares	(14.2)	—	—	(1,300)	—	—	(1,300)	—	(1,300)
Balance at March 31, 2020	400.0	$4	$12,203	$7,007	$(4,966)	$(3)	$14,245	$43	$14,288
Net income	—	—	—	51	—	—	51	3	54
Other comprehensive income, net of tax					157		157		157
Cash dividends paid	—	—	—	(292)	—	—	(292)	(1)	(293)
Issuance of shares under equity-based compensation plans	0.1	—	25	1	—	1	27	—	27
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	2	2
Balance at June 30, 2020	400.1	$4	$12,228	$6,767	$(4,809)	$(2)	$14,188	$47	$14,235
Net income	—	—	—	446	—	—	446	1	447
Other comprehensive income, net of tax					276		276		276
Cash dividends paid	—	—	—	(292)	—	—	(292)	(2)	(294)
Issuance of shares under equity-based compensation plans	0.2	—	38	(3)	—	—	35	—	35
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(4)	(4)
Repurchase of Shares	(1.7)	—	—	(177)	—	—	(177)	—	(177)
Balance at September 30, 2020	398.6	$4	$12,266	$6,741	$(4,533)	$(2)	$14,476	$42	$14,518

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at January 1, 2019	423.6	$4	$12,090	$8,161	$(4,145)	$(3)	$16,107	$35	$16,142
Net income	—	—	—	522	—	—	522	—	522
Other comprehensive income, net of tax					67		67	—	67
Cash dividends paid and accrued	—	—	—	(309)	—	—	(309)	(1)	(310)
Issuance of shares under equity-based compensation plans	1.4	—	(5)	1	—	—	(4)	—	(4)
Repurchase of shares	(1.9)	—	—	(150)	—	—	(150)	—	(150)
Balance at March 31, 2019	423.1	$4	$12,085	$8,225	$(4,078)	$(3)	$16,233	$34	$16,267
Net income	—	—	—	636	—	—	636	—	636
Other comprehensive loss, net of tax	—				(30)		(30)		(30)
Cash dividends paid	—	—	—	(300)	—	—	(300)	(1)	(301)
Issuance of shares under equity-based compensation plans	0.1	—	27	(1)	—	1	27	—	27
Acquisition of a business	—	—	—	—	—	—	—	51	51
Acquisition of noncontrolling interest obtained through tender offer	—	—	—	—	—	—	—	(29)	(29)
Repurchase of Shares	(3.2)	—	—	(260)	—	—	(260)	—	(260)
Balance at June 30, 2019	420.0	$4	$12,112	$8,300	$(4,108)	$(2)	$16,306	$55	$16,361
Net income	—	—	—	601	—	—	601	1	602
Other comprehensive loss, net of tax					(259)	—	(259)	—	(259)
Cash dividends paid	—	—	—	(298)	—	—	(298)	—	(298)
Issuance of shares under equity-based compensation plans	0.2	—	39	(2)	—	—	37	—	37
Acquisition of noncontrolling interest obtained through tender offer	—	—	—	—	—	—	—	(4)	(4)
Repurchase of Shares	(6.8)	—	—	(539)	—	—	(539)	—	(539)
Balance at September 30, 2019	413.4	$4	$12,151	$8,062	$(4,367)	$(2)	$15,848	$52	$15,900

The changes in Accumulated other comprehensive loss follow:

	Currency translation and related hedging instruments	Pensions and other postretirement benefits	Cash flow hedges	Total
Balance at January 1, 2020	$(2,848)	$(1,408)	$(34)	$(4,290)
Other comprehensive (loss) income before reclassifications	(313)	(3)	(104)	(420)
Amounts reclassified from Accumulated other comprehensive loss	37	131	9	177
Net current-period Other comprehensive (loss) income	(276)	128	(95)	(243)
Balance at September 30, 2020	$(3,124)	$(1,280)	$(129)	$(4,533)

The reclassifications out of Accumulated other comprehensive loss follow:

	Nine months ended September 30, 2020		Consolidated statements of income classification
Currency translation losses
Sale of business	$(37)		Gain on sale of business
Tax expense	—
Total, net of tax	(37)

Amortization of defined benefit pensions and other postretirement benefits items
Actuarial loss and prior service cost	(168)	1
Tax benefit	37
Total, net of tax	(131)

Gains and (losses) on cash flow hedges
Currency exchange contracts	(12)		Net sales and Cost of products sold
Tax benefit	3
Total, net of tax	(9)

Total reclassifications for the period	$(177)
1 These components of Accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 7 for additional information about pension and other postretirement benefits items.

Net Income Per Share Attributable to Eaton Ordinary Shareholders
A summary of the calculation of net income per share attributable to Eaton ordinary shareholders follows:

	Three months ended September 30		Nine months ended September 30
(Shares in millions)	2020	2019	2020	2019
Net income attributable to Eaton ordinary shareholders	$446	$601	$935	$1,759

Weighted-average number of ordinary shares outstanding - diluted	402.3	418.4	404.9	422.5
Less dilutive effect of equity-based compensation	1.9	1.8	1.6	1.8
Weighted-average number of ordinary shares outstanding - basic	400.4	416.6	403.3	420.7

Net income per share attributable to Eaton ordinary shareholders
Diluted	$1.11	$1.44	$2.31	$4.16
Basic	1.11	1.44	2.32	4.18
For the third quarter and first nine months of 2020, 0.3 million and 0.8 million stock options, respectively, were excluded from the calculation of diluted net income per share attributable to Eaton ordinary shareholders because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive. For the third quarter and first nine months of 2019, 0.8 million and 1.1 million stock options, respectively, were excluded from the calculation of diluted net income per share attributable to Eaton ordinary shareholders because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive.

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
A summary of financial instruments recognized at fair value, and the fair value measurements used, follows:

	Total	Level 1	Level 2	Level 3
September 30, 2020
Cash	$429	$429	$—	$—
Short-term investments	334	334	—	—
Net derivative contracts	(35)	—	(35)	—

December 31, 2019
Cash	$370	$370	$—	$—
Short-term investments	221	221	—	—
Net derivative contracts	53	—	53	—
Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities. No financial instruments were measured using unobservable inputs.
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $8,199 and fair value of $9,153 at September 30, 2020 compared to $8,067 and $8,638, respectively, at December 31, 2019. The fair value of Eaton's debt instruments were estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities, and are considered a Level 2 fair value measurement.

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
Derivative financial instruments are accounted for at fair value and recognized as assets or liabilities in the Consolidated Balance Sheets. Accounting for the gain or loss resulting from the change in the fair value of the derivative financial instrument depends on whether it has been designated, and is effective, as part of a hedging relationship and, if so, as to the nature of the hedging activity. Eaton formally documents all relationships between derivative financial instruments accounted for as designated hedges and the hedged item, as well as its risk-management objective and strategy for undertaking the hedge transaction. This process includes linking derivative financial instruments to a recognized asset or liability, specific firm commitment, forecasted transaction, or net investment in a foreign operation. These financial instruments can be designated as:
•Hedges of the change in the fair value of a recognized fixed-rate asset or liability, or the firm commitment to acquire such an asset or liability (a fair value hedge); for these hedges, the gain or loss from the derivative financial instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in income during the period of change in fair value.
•Hedges of the variable cash flows of a recognized variable-rate asset or liability, or the forecasted acquisition of such an asset or liability (a cash flow hedge); for these hedges, the gain or loss from the derivative financial instrument is recognized in Accumulated other comprehensive income and reclassified to income in the same period when the gain or loss on the hedged item is included in income.
•Hedges of the currency exposure related to a net investment in a foreign operation (a net investment hedge); for these hedges, the gain or loss from the derivative financial instrument is recognized in Accumulated other comprehensive income and reclassified to income in the same period when the gain or loss related to the net investment in the foreign operation is included in income.
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
Eaton uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against foreign currency exposure (net investment hedges). Foreign currency denominated debt designated as a non-derivative net investment hedging instrument had a carrying value on an after-tax basis of $1,925 at September 30, 2020 and $1,845 at December 31, 2019.

Derivative Financial Statement Impacts
The fair value of derivative financial instruments recognized in the Consolidated Balance Sheets follows:

	Notional amount	Other current assets	Other noncurrent assets	Other current liabilities	Other noncurrent liabilities	Type of hedge	Term
September 30, 2020
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$2,225	$4	$111	$—	$—	Fair value	3 months to 14 years
Forward starting floating-to-fixed interest rate swaps	900	—	7	—	147	Cash flow	12 to 32 years
Currency exchange contracts	963	9	1	28	4	Cash flow	1 to 36 months
Commodity contracts	9	2	—	—	—	Cash flow	1 to 7 months
Total		$15	$119	$28	$151

Derivatives not designated as hedges
Currency exchange contracts	$5,019	$37		$27			1 to 12 months
Total		$37		$27

December 31, 2019
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$2,225	$—	$57	$—	$—	Fair value	12 months to 15 years
Forward starting floating-to-fixed interest rate swaps	500	—	3	—	42	Cash flow	13 to 33 years
Currency exchange contracts	1,146	14	3	11	6	Cash flow	1 to 36 months
Commodity contracts	9	—	—	—	—	Cash flow	1 to 9 months
Total		$14	$63	$11	$48

Derivatives not designated as hedges
Currency exchange contracts	$4,975	$48		$13			1 to 12 months
Commodity contracts	3	—		—			1 month
Total		$48		$13

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

As of September 30, 2020, the volume of outstanding commodity contracts that were entered into to hedge forecasted transactions:

Commodity	September 30, 2020		Term
Copper	4	millions of pounds	1 to 7 months
The following amounts were recorded on the Consolidated Balance Sheets related to fixed-to-floating interest rate swaps:

	Carrying amount of the hedged assets (liabilities)		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged asset (liabilities) (a)
Location on Consolidated Balance Sheets	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Long-term debt	$(2,838)	$(2,838)	$(152)	$(97)
(a) At September 30, 2020 and December 31, 2019, these amounts include the cumulative liability amount of fair value hedging adjustments remaining for which the hedge accounting has been discontinued of $37 and $40, respectively.
The impact of hedging activities to the Consolidated Statements of Income are as follow:

	Three months ended September 30, 2020
	Net Sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$4,526	$3,051	$41

Gain (loss) on derivatives designated as cash flow hedges
Currency exchange contracts
Hedged item	$4	$3	$—
Derivative designated as hedging instrument	(4)	(3)	—

Commodity contracts
Hedged item	$—	$—	$—
Derivative designated as hedging instrument	—	—	—

Gain (loss) on derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps
Hedged item	$—	$—	$11
Derivative designated as hedging instrument	—	—	(11)

	Three months ended September 30, 2019
	Net Sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$5,314	$3,512	$47

Gain (loss) on derivatives designated as cash flow hedges
Currency exchange contracts
Hedged item	$1	$(1)	$—
Derivative designated as hedging instrument	(1)	1	—

Commodity contracts
Hedged item	$—	$—	$—
Derivative designated as hedging instrument	—	—	—

Gain (loss) on derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps
Hedged item	$—	$—	$(13)
Derivative designated as hedging instrument	—	—	13

	Nine months ended September 30, 2020
	Net Sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$13,171	$9,230	$113

Gain (loss) on derivatives designated as cash flow hedges
Currency exchange contracts
Hedged item	$9	$4	$—
Derivative designated as hedging instrument	(9)	(4)	—

Commodity contracts
Hedged item	$—	$—	$—
Derivative designated as hedging instrument	—	—	—

Gain (loss) on derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps
Hedged item	$—	$—	$(58)
Derivative designated as hedging instrument	—	—	58

	Nine months ended September 30, 2019
	Net Sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$16,152	$10,782	$157

Gain (loss) on derivatives designated as cash flow hedges
Currency exchange contracts
Hedged item	$6	$(10)	$—
Derivative designated as hedging instrument	(6)	10	—

Commodity contracts
Hedged item	$—	$—	$—
Derivative designated as hedging instrument	—	—	—

Gain (loss) on derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps
Hedged item	$—	$—	$(76)
Derivative designated as hedging instrument	—	—	76

The impact of derivatives not designated as hedges to the Consolidated Statements of Income are as follow:

	Gain (loss) recognized in Consolidated Statements of Income		Consolidated Statements of Income classification
	Three months ended September 30
	2020	2019
Gain (loss) on derivatives not designated as hedges
Currency exchange contracts	$49	$(40)	Interest expense - net
Commodity Contracts	—	1	Cost of products sold
Total	$49	$(39)

	Gain (loss) recognized in Consolidated Statements of Income		Consolidated Statements of Income classification
	Nine months ended September 30
	2020	2019
Gain (loss) on derivatives not designated as hedges
Currency exchange contracts	$(54)	$8	Interest expense - net
Commodity Contracts	1	1	Cost of products sold
Total	$(53)	$9

The impact of derivative and non-derivative instruments designated as hedges to the Consolidated Statements of Income and Comprehensive Income follow:

	Gain (loss) recognized in other comprehensive (loss) income		Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	Three months ended September 30			Three months ended September 30
	2020	2019		2020	2019
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	$35	$(46)	Interest expense - net	$—	$—
Currency exchange contracts	11	(8)	Net sales and Cost of products sold	(6)	—
Commodity contracts	1	—	Cost of products sold	—	—
Non-derivative designated as net investment hedges
Foreign currency denominated debt	(83)	3	Interest expense - net	—	—
Total	$(36)	$(51)		$(6)	$—

	Gain (loss) recognized in other comprehensive (loss) income		Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	Nine months ended September 30			Nine months ended September 30
	2020	2019		2020	2019
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	$(101)	$(73)	Interest expense - net	$—	$—
Currency exchange contracts	(34)	(18)	Net sales and Cost of products sold	(12)	4
Commodity contracts	2	—	Cost of products sold	—	—
Non-derivative designated as net investment hedges
Foreign currency denominated debt	(78)	15	Interest expense - net	—	—
Total	$(211)	$(76)		$(12)	$4

At September 30, 2020, a loss of $17 of estimated unrealized net gains or losses associated with our cash flow hedges were expected to be reclassified to income from Accumulated other comprehensive loss within the next twelve months. These reclassifications relate to our designated foreign currency and commodity hedges that will mature in the next 12 months.

Note 13.    RESTRUCTURING CHARGES
In the second quarter of 2020, Eaton decided to undertake a multi-year restructuring program to reduce its cost structure and gain efficiencies in its business segments and at corporate in order to respond to declining market conditions. Restructuring charges incurred under this program for the three and nine months ended September 30, 2020, were $10 and $197, respectively. These restructuring activities are expected to incur additional expenses of $18 in the fourth quarter of 2020, $60 in 2021, and $5 in 2022, primarily comprised of plant closing costs, resulting in total estimated charges of $280 for the entire program.
A summary of restructuring program charges by type follows:

	Three months ended September 30, 2020	Nine months ended September 30, 2020
Workforce reductions	$3	$169
Plant closing and other	7	28
Total	$10	$197

Restructuring program charges related to the following segments:

	Three months ended September 30, 2020	Nine months ended September 30, 2020
Electrical Americas	$3	$16
Electrical Global	2	53
Aerospace	2	32
Vehicle	3	93
eMobility	—	1
Corporate	—	2
Total	$10	$197

A summary of liabilities related to workforce reductions, plant closing and other associated costs follows:

	Workforce reductions	Plant closing and other	Total
Balance at December 31, 2019	$—	$—	$—
Liability recognized	169	28	197
Payments, utilization and translation	(24)	(28)	(52)
Balance at September 30, 2020	$145	$—	$145

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

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
Net sales
Electrical Americas	$1,699	$2,040	$4,977	$6,086
Electrical Global	1,196	1,295	3,451	3,861
Hydraulics	439	519	1,357	1,727
Aerospace	540	620	1,681	1,858
Vehicle	573	761	1,498	2,374
eMobility	79	79	207	246
Total net sales	$4,526	$5,314	$13,171	$16,152

Segment operating profit (loss)
Electrical Americas	$377	$395	$993	$1,133
Electrical Global	198	251	542	674
Hydraulics	43	51	135	163
Aerospace	100	153	315	445
Vehicle	80	139	140	397
eMobility	(2)	4	(3)	16
Total segment operating profit	796	993	2,122	2,828

Corporate
Amortization of intangible assets	(90)	(93)	(265)	(280)
Interest expense - net	(41)	(47)	(113)	(157)
Pension and other postretirement benefits expense	(9)	(5)	(29)	(7)
Restructuring program charges	(10)	—	(197)	—
Other expense - net	(121)	(130)	(325)	(325)
Income before income taxes	525	718	1,193	2,059
Income tax expense	78	116	254	299
Net income	447	602	939	1,760
Less net income for noncontrolling interests	(1)	(1)	(4)	(1)
Net income attributable to Eaton ordinary shareholders	$446	$601	$935	$1,759

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Amounts are in millions of dollars or shares unless indicated otherwise (per share data assume dilution).

COMPANY OVERVIEW
Eaton Corporation plc (Eaton or the Company) is a power management company with 2019 net sales of $21.4 billion. Eaton's mission is to improve the quality of life and environment through the use of power management technologies and services. We provide sustainable solutions that help our customers effectively manage electrical, hydraulic, and mechanical power - more safely, more efficiently and more reliably. Eaton has approximately 92,000 employees in 61 countries and sells products to customers in more than 175 countries.
Summary of Results of Operations
A summary of Eaton’s Net sales, Net income attributable to Eaton ordinary shareholders, and Net income per share attributable to Eaton ordinary shareholders - diluted follows:

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
Net sales	$4,526	$5,314	$13,171	$16,152
Net income attributable to Eaton ordinary shareholders	446	601	935	1,759
Net income per share attributable to Eaton ordinary shareholders - diluted	$1.11	$1.44	$2.31	$4.16
In the second quarter of 2020, Eaton decided to undertake a multi-year restructuring program to reduce its cost structure and gain efficiencies in its business segments and at corporate in order to respond to declining market conditions. Restructuring charges incurred under this program for the three and nine months ended September 30, 2020, were $10 and $197, respectively. These restructuring activities are expected to incur additional expenses of $18 in the fourth quarter of 2020, $60 in 2021, and $5 in 2022, primarily comprised of plant closing costs, resulting in total estimated charges of $280 for the entire program. The projected mature year savings from these restructuring actions are expected to be $200 when fully implemented in 2023. Additional information related to this restructuring is presented in Note 13.
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

During the fourth quarter of 2019 and first quarter of 2020, the Company determined the Lighting business and Hydraulics business, respectively, met the criteria to be classified as held for sale. Therefore, assets and liabilities of these businesses have been presented as held for sale in the Consolidated Balance Sheets as of December 31, 2019 and September 30, 2020, respectively. Assets and liabilities classified as held for sale are measured at the lower of carrying value or fair value less costs to sell. There was no write-down as fair values of both the Lighting business and Hydraulics business assets less their costs to sell exceeded their respective carrying values. Depreciation and amortization expense is not recorded for the period in which Other long-lived assets are classified as held for sale.
COVID-19
The Company continued to be impacted by the COVID-19 pandemic in the third quarter of 2020. Organic sales were down 9% for the third quarter primarily due to the impact from the COVID-19 pandemic. The Company monitors the pandemic’s impact throughout the world, including guidance from governmental authorities and world health organizations. Our businesses are focused on cost control to offset the volume declines. During the third quarter, the Company implemented the following actions:
•Continued reduction of senior executive base salaries in the third quarter
•25% reduction in cash retainer for non-employee members of the Board of Directors in the third quarter
•Continued implementation of unpaid leave programs
•Reduction of discretionary expenses and implementation of travel and hiring freezes
•Elimination of nonessential capital spending

We anticipate that several of our markets will take some time to recover. Therefore in the second quarter of 2020, we decided to undertake a multi-year restructuring program discussed in Note 13 to deal with that weakness. The principal end markets affected are commercial aerospace, oil and gas, NAFTA Class 8 trucks, and North American/European light vehicles.
Eaton's products and support services are vital to hospitals, emergency services, military sites, utilities, public works, transportation, and shipping providers. In addition, data centers, retail outlets, airports, and governments, as well as the networks that support schools and remote workers, rely on the Company's products to serve their customers and communities. As a result, the Company's businesses are deemed essential to continue operating by almost all governments around the world, and all of the Company's plants are currently operating.
The Company is doing the following to protect the safety and health of its workforce, as well as support customer's needs during this pandemic:
Protect our employees
•Trained our employees at sites around the world in cleaning and disinfecting protocols
•Enacted social distancing procedures, staggered shifts, implemented a rotating office work schedule, and modified workspace and meeting space layouts
•Requiring employees to stay at home if they are feeling ill, and encouraging increased hand washing and hygiene practices across all sites
•Advised employees to take advantage of flexible work options
•Restricting visitors to all sites
•Consulting regularly with doctors and health care organizations
•Updating the Company's response plans as new information becomes available
In the event an employee suspects they have been exposed to COVID-19, or testing confirms it, sites will implement a response plan that includes:
•Mandatory quarantines
•Communication with all who may have been exposed
•Disinfecting work stations and common areas
•Shutting down the facility if warranted
These actions are aligned with our preventive health protocols and those of governmental authorities and health organizations including the Centers for Disease Control (U.S.) and the World Health Organization.

Support our customers
Eaton has activated its business continuity management plans across the organization, which includes:
•Staying in close contact with our suppliers to manage the supply chain
•Equipping our service technicians with additional personal protective equipment as needed
•Coordinating with local, state, and national governments
•Following governmental and health authorities' guidelines

RESULTS OF OPERATIONS
Non-GAAP Financial Measures
The following discussion of Consolidated Financial Results includes certain non-GAAP financial measures. These financial measures include adjusted earnings and adjusted earnings per ordinary share, each of which differs from the most directly comparable measure calculated in accordance with generally accepted accounting principles (GAAP). A reconciliation of adjusted earnings and adjusted earnings per ordinary share to the most directly comparable GAAP measure is included in the table below, and excludes acquisition and divestiture expense related primarily to the planned divestiture of the Hydraulics business, the divestiture of the Lighting business, the acquisitions of Souriau-Sunbank, Ulusoy Elektrik and Innovative Switchgear Solutions, Inc. (ISG), and other charges to exit businesses, and restructuring program expense discussed in Note 13. Management believes that these financial measures are useful to investors because they exclude certain transactions, allowing investors to more easily compare Eaton’s financial performance period to period. Management uses this information in monitoring and evaluating the on-going performance of Eaton.
Acquisition and Divestiture Charges
Eaton incurs integration charges and transaction costs to acquire businesses, and transaction costs and other charges to divest and exit businesses. Eaton also recognizes gains and losses on the sale of businesses. A summary of these Corporate items follows:

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
Acquisition integration, divestiture charges, and transaction costs	$28	$39	$263	$65
Gain on the sale of the Lighting business	—	—	(221)	—
Total before income taxes	28	39	42	65
Income tax expense (benefit)	(7)	(4)	68	(5)
Total after income taxes	$21	$35	$110	$60
Per ordinary share - diluted	$0.05	$0.08	$0.27	$0.14
Acquisition integration, divestiture charges, and transaction costs in 2020 are primarily related to the planned divestiture of the Hydraulics business, the divestiture of the Lighting business, the acquisitions of Souriau-Sunbank and Ulusoy Elektrik, and other charges to exit businesses, and were included in Cost of products sold, Selling and administrative expense, Research and development expense, or Other expense (income) - net. Charges in 2019 related to the divestiture of the Lighting business, the acquisitions of Ulusoy Elektrik and ISG, and other charges to exit businesses, and were included in Cost of products sold, Selling and administrative expense, Research and development expense, and Other expense (income) - net. In Business Segment Information in Note 14, these charges were included in Other expense - net.

Consolidated Financial Results

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
	2020	2019		2020	2019
Net sales	$4,526	$5,314	(15)%	$13,171	$16,152	(18)%
Gross profit	1,475	1,802	(18)%	3,941	5,370	(27)%
Percent of net sales	32.6%	33.9%		29.9%	33.2%
Income before income taxes	525	718	(27)%	1,193	2,059	(42)%
Net income	447	602	(26)%	939	1,760	(47)%
Less net income for noncontrolling interests	(1)	(1)		(4)	(1)
Net income attributable to Eaton ordinary shareholders	446	601	(26)%	935	1,759	(47)%
Excluding acquisition and divestiture charges, after-tax	21	35		110	60
Excluding restructuring program charges, after-tax	8	—		156	—
Adjusted earnings	$475	$636	(25)%	$1,201	$1,819	(34)%

Net income per share attributable to Eaton ordinary shareholders - diluted	$1.11	$1.44	(23)%	$2.31	$4.16	(44)%
Excluding per share impact of acquisition and divestiture charges, after-tax	0.05	0.08		0.27	0.14
Excluding per share impact of restructuring program charges, after-tax	0.02	—		0.39	—
Adjusted earnings per ordinary share	$1.18	$1.52	(22)%	$2.97	$4.30	(31)%
Net Sales
Net sales decreased 15% in the third quarter of 2020 compared to the third quarter of 2019 due to a decrease of 9% in organic sales and a decrease of 8% from divestitures of businesses, partially offset by an increase of 2% from acquisitions of businesses. The decrease in organic sales in the third quarter of 2020 was primarily due to the impact from the COVID-19 pandemic with lower sales in the Electrical Global, Hydraulics, Aerospace, and Vehicle business segments, partially offset by higher organic sales in the Electrical Americas business segment. Net sales decreased 18% in the first nine months of 2020 compared to the first nine months of 2019 due to a decrease of 13% in organic sales, a decrease of 6% from divestitures of businesses, and a decrease of 1% from the impact of negative currency translation, partially offset by an increase of 2% from acquisitions of businesses. The decrease in organic sales in the first nine months of 2020 was primarily due to the impact from the COVID-19 pandemic with lower sales in all business segments.
Gross Profit
Gross profit margin decreased from 33.9% in the third quarter of 2019 to 32.6% in the third quarter of 2020. The decrease in gross profit margin in the third quarter of 2020 was primarily due to the impact from the COVID-19 pandemic with lower sales in the Electrical Global, Hydraulics, Aerospace, and Vehicle business segments, partially offset by higher sales in the Electrical Americas business segment. Gross profit margin decreased from 33.2% in first nine months of 2019 to 29.9% in first nine months of 2020. The decrease in gross profit margin in the first nine months of 2020 was primarily due to the impact from the COVID-19 pandemic with lower sales in all business segments.

Income Taxes
The effective income tax rate for the third quarter of 2020 was expense of 14.8% compared to expense of 16.0% for the third quarter of 2019. The decrease in the effective tax rate in the third quarter of 2020 was primarily due to lower levels of income in higher tax jurisdictions. The effective income tax rate for the first nine months of 2020 was expense of 21.3% compared to expense of 14.5% for the first nine months of 2019. The increase in the effective tax rate in the first nine months of 2020 was primarily due to the tax impact on the gain from the sale of the Lighting business described in Note 2.
Net Income
Net income attributable to Eaton ordinary shareholders of $446 in the third quarter of 2020 decreased 26% compared to Net income attributable to Eaton ordinary shareholders of $601 in the third quarter of 2019. Net income attributable to Eaton ordinary shareholders of $935 in the first nine months of 2020 decreased 47% compared to Net income attributable to Eaton ordinary shareholders of $1,759 in the first nine months of 2019. Net income in the first nine months of 2020 included an after-tax gain of $91 on the sale of the Lighting business discussed in Note 2. The decrease in the third quarter and first nine months of 2020 was primarily due to the impact from the COVID-19 pandemic with lower sales volumes.
Net income per ordinary share decreased to $1.11 in the third quarter of 2020 compared to $1.44 in the third quarter of 2019. Net income per ordinary share decreased to $2.31 in the first nine months of 2020 compared to $4.16 in the first nine months of 2019. Net income per ordinary share in the first nine months of 2020 included $0.22 from the sale of the Lighting business. The decrease in Net income per ordinary share in the third quarter and first nine months of 2020 was due to lower net income, partially offset by the impact of the Company's share repurchases over the past year.
Adjusted Earnings
Adjusted earnings of $475 in the third quarter of 2020 decreased 25% compared to Adjusted earnings of $636 in the third quarter of 2019. The decrease in Adjusted earnings in the third quarter of 2020 was primarily due to lower Net income attributable to Eaton ordinary shareholders. Adjusted earnings of $1,201 in the first nine months of 2020 decreased 34% compared to Adjusted earnings of $1,819 in the first nine months of 2019. The decrease in Adjusted earnings in the first nine months of 2020 was primarily due to lower Net income attributable to Eaton ordinary shareholders, adjusted for higher restructuring program charges, and acquisition and divestiture charges.
Adjusted earnings per ordinary share decreased to $1.18 in the third quarter of 2020 compared to $1.52 in the third quarter of 2019. Adjusted earnings per ordinary share decreased to $2.97 in the first nine months of 2020 compared to $4.30 in the first nine months of 2019. The decrease in Adjusted earnings per ordinary share in the third quarter and first nine months of 2020 was due to lower Adjusted earnings, adjusted for the impact of the Company's share repurchases over the past year.

Business Segment Results of Operations
The following is a discussion of Net sales, operating profit and operating margin by business segment.
Electrical Americas

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
	2020	2019		2020	2019
Net sales	$1,699	$2,040	(17)%	$4,977	$6,086	(18)%

Operating profit	$377	$395	(5)%	$993	$1,133	(12)%
Operating margin	22.2%	19.4%		20.0%	18.6%
Net sales decreased 17% in the third quarter of 2020 compared to the third quarter of 2019 due to a decrease of 20% from the divestiture of the Lighting business and a decrease of 1% from the impact of negative currency translation, partially offset by an increase of 3% in organic sales and an increase of 1% from the acquisitions of Power Distribution, Inc. and ISG. The increase in organic sales in the third quarter of 2020 was primarily driven by growth in residential and utility markets. Net sales decreased 18% in the first nine months of 2020 compared to the first nine months of 2019 due to a decrease of 16% from the divestiture of the Lighting business and a decrease of 3% in organic sales, partially offset by an increase of 1% from the acquisitions of Power Distribution, Inc. and ISG. The decrease in organic sales in the first nine months of 2020 was primarily driven by the impact of the COVID-19 pandemic, partially offset by growth in residential markets.
The operating margin increased from 19.4% in the third quarter of 2019 to 22.2% in the third quarter of 2020. The increase in operating margin in the third quarter of 2020 was primarily due to the favorable impact from the divestiture of the Lighting business, higher organic sales volumes, and cost containment actions to counteract the impact of the COVID-19 pandemic. The operating margin increased from 18.6% in the first nine months of 2019 to 20.0% in the first nine months of 2020. The increase in operating margin in the first nine months of 2020 was primarily due to the favorable impact from the divestiture of the Lighting business and cost containment actions to counteract the impact of the COVID-19 pandemic, partially offset by lower sales volumes.
Electrical Global

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
	2020	2019		2020	2019
Net sales	$1,196	$1,295	(8)%	$3,451	$3,861	(11)%

Operating profit	$198	$251	(21)%	$542	$674	(20)%
Operating margin	16.6%	19.4%		15.7%	17.5%
Net sales decreased 8% in the third quarter of 2020 compared to the third quarter of 2019 due to a decrease of 10% in organic sales, partially offset by an increase of 2% from the impact of positive currency translation. Net sales decreased 11% in the first nine months of 2020 compared to the first nine months of 2019 due to a decrease of 10% in organic sales and a decrease of 1% from the impact of negative currency translation. The decrease in organic sales in the third quarter and first nine months of 2020 was primarily driven by the impact of the COVID-19 pandemic, with particular weakness in global oil and gas markets and industrial applications.
The operating margin decreased from 19.4% in the third quarter of 2019 to 16.6% in the third quarter of 2020 and from 17.5% in the first nine months of 2019 to 15.7% in the first nine months of 2020 primarily due to lower sales volumes and unfavorable product mix, partially offset by cost containment actions to mitigate the impact of the COVID-19 pandemic.

Hydraulics

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
	2020	2019		2020	2019
Net sales	$439	$519	(15)%	$1,357	$1,727	(21)%

Operating profit	$43	$51	(16)%	$135	$163	(17)%
Operating margin	9.8%	9.8%		9.9%	9.4%
Net sales decreased 15% in the third quarter of 2020 compared to the third quarter of 2019 due to a decrease of 15% in organic sales. Net sales decreased 21% in the first nine months of 2020 compared to the first nine months of 2019 due to a decrease of 20% in organic sales and a decrease of 1% from the impact of negative currency translation. The decrease in organic sales in the third quarter and first nine months of 2020 was primarily due to the impact from the COVID-19 pandemic with weakness at both OEMs and distributors globally.
The operating margin was 9.8% in both the third quarter of 2019 and 2020. Operating margin in the third quarter of 2020 was favorably impacted by depreciation expense no longer being charged as a result of the business being classified as held for sale as discussed in Note 2 and cost containment actions to counteract the impact of the COVID-19 pandemic, fully offset by lower sales volumes. The operating margin increased from 9.4% in the first nine months of 2019 to 9.9% in the first nine months of 2020. The increase in operating margin in the first nine months of 2020 was primarily due to depreciation expense no longer being charged as a result of the business being classified as held for sale and cost containment actions to counteract the impact of the COVID-19 pandemic, partially offset by lower sales volumes.
Aerospace

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
	2020	2019		2020	2019
Net sales	$540	$620	(13)%	$1,681	$1,858	(10)%

Operating profit	$100	$153	(35)%	$315	$445	(29)%
Operating margin	18.5%	24.7%		18.7%	24.0%
Net sales decreased 13% in the third quarter of 2020 compared to the third quarter of 2019 due to a decrease of 26% in organic sales, partially offset by an increase of 12% from the acquisition of Souriau-Sunbank Connection Technologies (Souriau-Sunbank), and an increase of 1% from the impact of positive currency translation. Net sales decreased 10% in the first nine months of 2020 compared to the first nine months of 2019 due to a decrease of 21% in organic sales, partially offset by an increase of 11% from the acquisition of Souriau-Sunbank. The decrease in organic sales in the third quarter and first nine months of 2020 was primarily due to the impact of the COVID-19 pandemic on commercial aviation, partially offset by growth in military sales.
The operating margin decreased from 24.7% in the third quarter of 2019 to 18.5% in third quarter of 2020 and from 24.0% in the first nine months of 2019 to 18.7% in the first nine months of 2020 primarily due to lower sales volumes and the acquisition of Souriau-Sunbank.

Vehicle

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
	2020	2019		2020	2019
Net sales	$573	$761	(25)%	$1,498	$2,374	(37)%

Operating profit	$80	$139	(42)%	$140	$397	(65)%
Operating margin	14.0%	18.3%		9.3%	16.7%
Net sales decreased 25% in the third quarter of 2020 compared to the third quarter of 2019 due to a decrease of 20% in organic sales, a decrease of 4% from the divestiture of our Automotive Fluid Conveyance business, and a decrease of 1% from the impact of negative currency translation. The decrease in organic sales in the third quarter of 2020 was driven by lower Class 8 OEM production and weakness in light vehicle sales primarily due to the impact from the COVID-19 pandemic. Net sales decreased 37% in the first nine months of 2020 compared to the first nine months of 2019 due to a decrease of 31% in organic sales, a decrease of 4% from the divestiture of our Automotive Fluid Conveyance business, and a decrease of 2% from the impact of negative currency translation. The decrease in organic sales in the first nine months of 2020 was driven by plant shutdowns in the second quarter of 2020, lower Class 8 OEM production, and weakness in light vehicle sales primarily due to the impact from the COVID-19 pandemic.
The operating margin decreased from 18.3% in the third quarter of 2019 to 14.0% in the third quarter of 2020 and from 16.7% in the first nine months of 2019 to 9.3% in the first nine months of 2020 primarily due to lower sales volumes, partially offset by cost containment actions to mitigate the impact of the COVID-19 pandemic.
eMobility

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
	2020	2019		2020	2019
Net sales	$79	$79	—%	$207	$246	(16)%

Operating profit (loss)	$(2)	$4	(150)%	$(3)	$16	(119)%
Operating margin	(2.5)%	5.1%		(1.4)%	6.5%
Net sales were flat in the third quarter of 2020 compared to the third quarter of 2019 due to an increase of 1% from the impact of positive currency translation, offset by a decrease of 1% in organic sales. Net sales decreased 16% in the first nine months of 2020 compared to the first nine months of 2019 due to a decrease of 16% in organic sales. The decrease in organic sales in the third quarter and the first nine months of 2020 was primarily due to the impact from the COVID-19 pandemic, with particular weakness in legacy internal combustion engine platforms.
The operating margin decreased from 5.1% in the third quarter of 2019 to negative 2.5% in the third quarter of 2020. The decrease in operating margin in the third quarter of 2020 was primarily due to increased research and development costs. The operating margin decreased from 6.5% in the first nine months of 2019 to negative 1.4% in the first nine months of 2020. The decrease in operating margin in the first nine months of 2020 was primarily due to lower sales volumes and increased research and development costs.

Corporate Expense

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
	2020	2019		2020	2019
Amortization of intangible assets	$90	$93	(3)%	$265	$280	(5)%
Interest expense - net	41	47	(13)%	113	157	(28)%
Pension and other postretirement benefits expense	9	5	80%	29	7	314%
Restructuring program charges	10	—	NM	197	—	NM
Other expense - net	121	130	(7)%	325	325	—%
Total corporate expense	$271	$275	(1)%	$929	$769	21%
Total corporate expense was $271 in the third quarter of 2020 compared to Total corporate expense of $275 in the third quarter of 2019. The decrease in Total corporate expense for the third quarter was primarily due to Other expense - net, driven by lower acquisition and divestiture charges. Total corporate expense was $929 in the first nine months of 2020 compared to Total corporate expense of $769 in the first nine months of 2019. The increase in Total corporate expense for the first nine months of 2020 was primarily due to the multi-year restructuring program discussed in Note 13, partially offset by lower Interest expense - net.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Financial Condition and Liquidity
Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk. The Company maintains access to the commercial paper markets through a $2,000 commercial paper program, which is supported by credit facilities in the aggregate principal amount of $2,000. There were no borrowings outstanding under these revolving credit facilities at September 30, 2020. Over the course of a year, cash, short-term investments, and short-term debt may fluctuate in order to manage global liquidity. Eaton continues to be able to access commercial paper markets on the same basis as in prior periods. Although the COVID-19 pandemic negatively impacted third quarter results and we expect it may also have an unfavorable impact on fourth quarter results, our businesses continue to generate substantial cash. In addition, Eaton completed the $1.4 billion sale of our Lighting Business on March 2, 2020 and expects to complete the sale of our Hydraulics Business for $3.3 billion in cash by the end of the first quarter of 2021. Accordingly, Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business as well as scheduled payments of long-term debt.
Eaton was in compliance with each of its debt covenants for all periods presented.
Sources and Uses of Cash
Operating Cash Flow
Net cash provided by operating activities was $2,001 in the first nine months of 2020, a decrease of $513 in the source of cash compared to $2,514 in the first nine months of 2019. The decrease in net cash provided by operating activities in the first nine months of 2020 was driven by lower net income, partially offset by lower working capital balances compared to 2019.
Investing Cash Flow
Net cash provided by investing activities was $709 in the first nine months of 2020, an increase of $1,541 in the source of cash compared to net cash used of $832 in the first nine months of 2019. The increase in the source of cash was primarily driven by proceeds from the sale of the Lighting business discussed in Note 2 and lower capital expenditures of $291 in 2020 compared to $441 in 2019.
Financing Cash Flow
Net cash used in financing activities was $2,619 in the first nine months of 2020, an increase of $1,196 in the use of cash compared to $1,423 in the first nine months of 2019. The increase in the use of cash was primarily due to lower proceeds from borrowings of $2 in 2020 compared to $1,232 in 2019 and higher share repurchases of $1,464 in 2020 compared to $978 in 2019, partially offset by lower payments on borrowings of $262 in 2020 compared to $757 in 2019.

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
Substantially all of the Senior Notes, together with the credit facilities described above under Financial Condition and Liquidity (the Credit Facilities), are guaranteed by Eaton and 21 of its subsidiaries. Accordingly, they rank equally with each other. However, because these obligations are not secured, they would be effectively subordinated to any existing or future secured indebtedness of Eaton and its subsidiaries. As of September 30, 2020, Eaton has no material, long-term secured debt. The guaranteed Registered Senior Notes are also structurally subordinated to the liabilities of Eaton's subsidiaries that are not guarantors. Except as described below under Future Guarantors, Eaton is not obligated to cause its subsidiaries to guarantee the Registered Senior Notes.
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

Generally, each guarantee of the Registered Senior Notes by a guarantor other than Eaton provides that it will be automatically and unconditionally released and discharged upon:

(a)the consummation of any transaction permitted under the applicable indenture resulting in such guarantor ceasing to be a subsidiary, such as a sale to a third party;
(b)such guarantee (so long as the guarantor is not obligated under any other U.S. debt obligations), becoming prohibited by any applicable law, rule or regulation or by any contractual obligation;
(c)such guarantee resulting in material adverse tax consequences to Eaton or any of its subsidiaries (so long as the applicable guarantor is not obligated under any other U.S. debt obligation); or
(d)such guarantor becoming a controlled foreign corporation within the meaning Section 957(a) of the Internal Revenue Code (a CFC), or an entity the material assets of which is limited to equity interests of a CFC.

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

The 1994 Indenture and the 2010 Indenture do not contain provisions with respect to future guarantors.
Summarized Financial Information of Guarantors and Issuers

	September 30, 2020	December 31, 2019
Current assets	$3,903	$4,082
Noncurrent assets	11,685	13,181
Current liabilities	3,094	2,703
Noncurrent liabilities	8,918	10,023
Amounts due to subsidiaries that are non-issuers and non-guarantors - net	21,647	37,050

		Nine months ended September 30
		2020
Net sales		$7,606
Sales to subsidiaries that are non-issuers and non-guarantors		614
Cost of products sold		6,389
Expense from subsidiaries that are non-issuers and non-guarantors - net		425
Net loss		(599)
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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in exposures to market risk since December 31, 2019.

ITEM 4.CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures - Pursuant to SEC Rule 13a-15, an evaluation was performed under the supervision and with the participation of Eaton’s management, including Craig Arnold - Principal Executive Officer; and Richard H. Fearon - Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, management concluded that Eaton’s disclosure controls and procedures were effective as of September 30, 2020.
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
During the third quarter of 2020, there was no change in Eaton’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting. Management is currently evaluating the impact of businesses acquired in the past twelve months on Eaton's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.
Information regarding the Company's current legal proceedings is presented in Note 8 of the Notes to the condensed consolidated financial statements.

ITEM 1A.RISK FACTORS.
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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c) Issuer's Purchases of Equity Securities
During the third quarter of 2020, 1.7 million ordinary shares were repurchased in the open market at a total cost of $177 million. These shares were repurchased under the program approved by the Board on February 27, 2019 (the 2019 Program). A summary of the shares repurchased in the third quarter of 2020 follows:

Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
July	—	$—	—	$2,402
August	—	$—	—	$2,402
September	1,770,709	$100.21	1,770,709	$2,225
Total	1,770,709	$100.21	1,770,709

ITEM 6.EXHIBITS.
Eaton Corporation plc
Third Quarter 2020 Report on Form 10-Q

3 (i)	Certificate of Incorporation — Incorporated by reference to the Form S-8 filed November 30, 2012

3 (ii)	Amended and Restated Memorandum and Articles of Incorporation — Incorporated by reference to the Form 8-K filed on May 1, 2017

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

EATON CORPORATION plc
Registrant

Date:	November 3, 2020	By:	/s/ Richard H. Fearon
Richard H. Fearon
Principal Financial Officer
(On behalf of the registrant and as Principal Financial Officer)