Form 10-K
period 2020-12-31
Eaton Corp plc
filed 2021-02-24
CIK 1551182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended December 31, 2020
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of Ordinary Shares held by non-affiliates of the registrant as of June 30, 2020 was $35.0 billion.
As of January 31, 2021, there were 398.1 million Ordinary Shares outstanding.
Documents Incorporated By Reference
Portions of the Proxy Statement for the 2021 annual shareholders meeting are incorporated by reference into Part III.

Part I

Item 1. Business.
Eaton Corporation plc (Eaton or the Company) is a power management company with 2020 net sales of $17.9 billion. Eaton’s mission is to improve the quality of life and the environment through the use of power management technologies and services. We provide sustainable solutions that help our customers effectively manage electrical, hydraulic and mechanical power – more safely, more efficiently and more reliably. Eaton has approximately 92,000 employees in 60 countries and sells products to customers in more than 175 countries.
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
COVID-19
Information related to the impact of the COVID-19 pandemic on the Company is presented in “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.
Acquisitions and Divestitures of Businesses
Information regarding the Company's acquisitions and divestitures is presented in Note 2 of the Notes to the Consolidated Financial Statements.
Business Segment Information
Information by business segment regarding principal products, principal markets, methods of distribution and net sales is presented in Note 17 of the Notes to the Consolidated Financial Statements. Additional information regarding Eaton's segments and business is presented below.
Electrical Americas and Electrical Global
Principal methods of competition in these segments are performance of products and systems, technology, customer service and support, and price. Eaton has a strong competitive position in these segments and, with respect to many products, is considered among the market leaders. In normal economic cycles, sales of these segments are historically lower in the first quarter and higher in the third and fourth quarters of a year. In 2020, 20% of these segments' sales were made to six large distributors of electrical products and electrical systems and services.
Hydraulics
Principal methods of competition in this segment are product performance, geographic coverage, service, and price. Eaton has a strong competitive position in this segment and, with respect to many products, is considered among the market leaders. In 2020, 18% of this segment's sales were made to six large original equipment manufacturers or distributors of agricultural, construction, and industrial equipment and parts.
Aerospace
Principal methods of competition in this segment are total cost of ownership, product and system performance, quality, design engineering capabilities, and timely delivery. Eaton has a strong competitive position in this segment and, with respect to many products and platforms, is considered among the market leaders. In 2020, 22% of this segment's sales were made to four large original equipment manufacturers of aircraft.
Vehicle
Principal methods of competition in this segment are product performance, technology, global service, and price. Eaton has a strong competitive position in this segment and, with respect to many products, is considered among the market leaders. In 2020, 38% of this segment's sales were made to four large original equipment manufacturers of vehicles and related components.
eMobility
Principal methods of competition in this segment are product performance, technology, global service, and price. Eaton has a strong competitive position in this segment. In 2020, 25% of this segment's sales were made to five large original equipment manufacturers of vehicles, construction equipment and related components.

Information Concerning Eaton's Business in General
Raw Materials
Eaton's major requirements for raw materials include iron, steel, copper, nickel, aluminum, brass, tin, silver, lead, titanium, rubber, plastic, electronic components, chemicals, and fluids. Materials are purchased in various forms, such as extrusions, castings, powder metal, metal sheets and strips, forging billets, bar stock, and plastic pellets. Raw materials, as well as parts and other components, are purchased from many suppliers. Under normal circumstances, the Company has no difficulty obtaining its raw materials. In 2020, Eaton maintained appropriate levels of inventory to prevent shortages and stayed in close contact with its suppliers to manage the impact of the COVID-19 pandemic on the supply chain.
Patents and Trademarks
Eaton considers its intellectual property, including without limitation patents, trade names, domain names, trademarks, confidential information, and trade secrets to be of significant value to its business as a whole. The Company's products are manufactured, marketed and sold using a portfolio of patents, trademarks, licenses, and other forms of intellectual property, some of which expire in the future. Eaton develops and acquires new intellectual property on an ongoing basis and considers all of its intellectual property to be valuable. Based on the broad scope of the Company's product lines, management believes that the loss or expiration of any single intellectual property right would not have a material effect on Eaton's consolidated financial statements or its business segments. The Company's policy is to file applications and obtain patents for the majority of its novel and innovative new products including product modifications and improvements.
Environmental Contingencies
Operations of the Company involve the use and disposal of certain substances regulated under environmental protection laws. Eaton continues to modify processes on an ongoing, regular basis in order to reduce the impact on the environment, including the reduction or elimination of certain chemicals used in, and wastes generated from, operations. Compliance with laws that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, are not expected to have a material adverse effect upon earnings or the competitive position of the Company. Eaton's estimated capital expenditures for environmental control facilities are not expected to be material for 2021 and 2022. Information regarding the Company's liabilities related to environmental matters is presented in Note 10 of the Notes to the Consolidated Financial Statements.
Human Capital Management
Eaton has approximately 92,000 employees globally. The number of persons employed by our reportable segments and corporate in 2020 was as follows:

(In thousands)	2020
Electrical Americas	27
Electrical Global	25
Hydraulics	10
Aerospace	10
Vehicle	11
eMobility	1
Corporate	8
Total number of persons employed	92

Eaton uses and monitors a variety of metrics to ensure our objectives related to employee attraction, development, and retention are met. Most notably, Eaton tracks the following:
Diversity
Eaton is committed to having a workforce that is diverse and inclusive at all levels, reflecting the diversity of our customers and communities. Our success depends on our ability to attract and retain the best employees without regard to race, color, social or economic status, religion, national origin, marital status, age, veteran status, sexual orientation, gender identity, or any protected status. It is the policy of the Company to make all decisions regarding employment, including hiring, compensation, training, promotions, transfers, or lay-offs, based on the principle of equal employment opportunity and without discrimination. At December 31, 2020, Eaton’s distribution by gender, and United States distribution by minority status, was as follows:

(As of December 31, 2020)	Total Global	Number of women	Percentage of women	U.S. total	Number of minorities (U.S. only)	Percentage of minorities (U.S. only)
Board of directors	12	4	33.3%	9	2	22.2%
Global leadership team	26	5	19.2%	24	13	54.2%
Executives	594	126	21.2%	412	73	17.7%
Managers	7,479	1,705	22.8%	3,877	698	18.0%
All other employees	83,888	27,722	33.0%	21,522	7,276	33.8%
All employees	91,987	29,558	32.1%	25,835	8,060	31.2%
At Eaton, one of our aspirational goals is to be a model of inclusion and diversity among our peers. Our plan to achieve this goal encompasses a number of actions, including a detailed examination into our programs, practices, processes, and policies to look for opportunities to strengthen our support of underrepresented individuals, groups and businesses across our operations.
Compensation
A key component of Eaton’s attraction and retention strategy is competitive compensation. Eaton regularly benchmarks its compensation strategies with industry peers to maintain a top performing workforce. Eaton’s 2020 total employee costs was $5.2 billion. The total compensation of our median employee on October 1, 2019, as reported in our 2020 Proxy Statement filed in March 2020, and as calculated in accordance with Item 402(u) of Regulation S-K, was $57,712.
Safety
Throughout our operations, our goal is to have no safety incidents. In 2019 we reduced our Total Recordable Case Rate (TRCR) by 16% (0.54) and our Days Away Case Rate (DACR) by 4% (0.23) compared to 2018. Our TRCR of 0.54 approaches our long-term goal of 0.50, which we believe is a world-class safety rate.
Further, in 2020, the Company took a number of measures to protect our workforce from the COVID-19 pandemic, including the following:
•Training our employees at sites around the world in cleaning and disinfecting protocols
•Enacting social distancing procedures, staggered shifts, a rotating office work schedule, and modified workspace and meeting space layouts
•Requiring employees to stay at home if they are feeling ill, and encouraging increased hand washing and hygiene practices across all sites
•Advising employees to take advantage of flexible work options
•Restricting visitors to all sites
•Consulting regularly with doctors and health care organizations
•Updating the Company's response plan as new information became available

In the event an employee suspects they have been exposed to COVID-19, or testing confirms it, sites will implement a response plan that includes:
•Communication with all who may have been exposed
•Disinfecting work stations and common areas
•Shutting down the facility if warranted
These actions are aligned with preventive health protocols of governmental authorities and health organizations including the Centers for Disease Control (U.S.) and the World Health Organization.
Achieving work-life balance
Achieving work-life balance is a common concern of today's employees. Flexible work solutions and inclusive programs will help us remain competitive in attracting and retaining the best talent and make it possible for employees in varied situations to be able to remain at Eaton. Flexible solutions include compressed work weeks, remote working, job sharing, part-time work, flextime, and telework.
Engagement
Fully engaged employees are more productive, innovative, and satisfied in their work. Examples of how we engage our employees include enterprise-wide town halls, hosting informal listening meetings and surveying groups of employees on specific subjects. In addition, we have programs focused on career development of employees at all levels. Our 2018 survey on employee engagement showed a favorable response from 81 percent of employees who completed it. This group reported that they were proud to work at Eaton, felt personal accomplishment from their work, and would recommend Eaton as a place to work. We are committed to a wide range of strategies designed to improve and sustain employee engagement over the long-term.
Item 1A. Risk Factors.
Among the risks that could materially adversely affect Eaton's businesses, financial condition or results of operations are the following:
Operational Risks
The coronavirus (COVID-19) outbreak has negatively impacted our results of operations.
As a result of the COVID-19 pandemic outbreak, authorities have implemented measures to try to contain the virus, such as travel bans and restrictions, shelter-in place-orders, and shut downs, and consumers have changed their demand patterns. As a result, our operations and financial results have been impacted. The degree to which COVID-19 impacts our future results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions resume.
If Eaton is unable to protect its information technology infrastructure against service interruptions, data corruption, cyber-based attacks or network security breaches, product or service offerings could be compromised or operations could be disrupted or data confidentiality impaired.
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
Industry and Market Risks
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
Legal and Regulatory Risks
Eaton's global operations subject it to economic risk as Eaton's results of operations may be adversely affected by changes in government legislation, regulations and policies, or currency fluctuations.
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
Further, existing free trade laws and regulations provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with applicable classification and other requirements. Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products, could have an impact on our business and financial results.
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
At any given time, Eaton may be subject to litigation, the disposition of which may have a material adverse effect on the Company's businesses, financial condition or results of operations. Information regarding current legal proceedings is presented in Note 10 and Note 11 of the Notes to the Consolidated Financial Statements.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Eaton's principal executive offices are located at Eaton House, 30 Pembroke Road, Dublin 4, Ireland D04 Y0C2. The Company maintains manufacturing facilities at approximately 267 locations in 39 countries. The Company is a lessee under a number of operating leases for certain real properties and equipment, none of which is material to its operations. Management believes that the existing manufacturing facilities are adequate for its operations and that the facilities are maintained in good condition.

Item 3. Legal Proceedings.
Information regarding the Company's current legal proceedings is presented in Note 10 and Note 11 of the Notes to the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 4A. Information about our Executive Officers
A listing of executive officers, their ages, positions and offices held over the past five years, as of February 1, 2021, follows:

Name	Age	Position (Date elected to position)
Craig Arnold	60	Chairman of Eaton Corporation plc (June 1, 2016 - present)
		Chief Executive Officer of Eaton Corporation (June 1, 2016 - present)
		Director of Eaton Corporation plc (September 1, 2015 - present)
		President and Chief Operating Officer of Eaton Corporation
		(September 1, 2015 - May 31, 2016)

Richard H. Fearon	64	Director of Eaton Corporation plc (September 1, 2015 - present)
		Vice Chairman and Chief Financial and Planning Officer of Eaton Corporation
		(April 24, 2002 - present)

Thomas B. Okray	58	Executive Vice President and Chief Financial Officer-Elect of Eaton Corporation
		(January 2021 - present)
		Senior Vice President and Chief Financial Officer of W.W. Grainger, Inc.
		(April 2018 - December 2020)
		Executive Vice President and Chief Financial Officer of Advance Auto Parts, Inc.
		(October 2016 - April 2018)
		Vice President, Finance, Global Customer Fulfillment of Amazon.com, Inc.
		(July 2015 - September 2016)

Uday Yadav	57	President and Chief Operating Officer - Electrical Sector of Eaton Corporation
		(July 1, 2019 - present)
		Chief Operating Officer - Industrial Sector of Eaton Corporation
		(September 1, 2015 - June 30, 2019)

Heath B. Monesmith	50	President and Chief Operating Officer - Industrial Sector of Eaton Corporation
		(July 1, 2019 - present)
		Executive Vice President and General Counsel of Eaton Corporation
		(March 1, 2017 - January 6, 2020)
		Senior Vice President and Deputy General Counsel of Eaton Corporation
		(May 15, 2015 - March 1, 2017)

April Miller Boise	52	Executive Vice President, General Counsel and Secretary of Eaton Corporation
		(January 6, 2020 - present)
		Senior Vice President, Chief Legal Officer and Corporate Secretary of Meritor, Inc.
		(August 15, 2016 - December 13, 2019)
		Senior Vice President, General Counsel, Head of Global Mergers and Acquisitions,
		and Corporate Secretary of Avintiv, Inc. (March 23, 2015 - December 31, 2015)

Ernest W. Marshall, Jr.	52	Executive Vice President and Chief Human Resources Officer of Eaton Corporation
		(July 1, 2018 - present)
		Vice President - Human Resources, Aviation Division of General Electric
		(August 1, 2013 - June 30, 2018)

Ken D. Semelsberger	59	Senior Vice President and Controller of Eaton Corporation
		(November 1, 2013 - present)

Joao V. Faria	56	President - Vehicle Group of Eaton Corporation (May 1, 2017 - present)
		Vice President and General Manager, Latin America, Electrical Sector and
		President, Latin America (August 1, 2013 - April 30, 2017)

Nandakumar Cheruvatath	59	President - Aerospace Group of Eaton Corporation (September 1, 2015 - present)

Paulo Ruiz Sternadt	46	President - Hydraulics Group of Eaton Corporation (April 1, 2019 - present)
		Chief Executive Officer - Dresser Rand, a Siemens business
		(October 19, 2017 - March 30, 2019)
		Executive Vice President - Global Solutions and New Technologies & Strategic
		Business Development of Dresser Rand, a Siemens business
		(April 1, 2016 - October 18, 2017)
		Global Segment Head - Business Segment Bushings, Instrument Transformers & Coils,
		Siemens AG (April 1, 2012 - March 30, 2016)

Brian S. Brickhouse	57	President - Americas Region, Electrical Sector of Eaton Corporation
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

Part II

Item 5. Market for the Registrant's Ordinary Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company's ordinary shares are listed for trading on the New York Stock Exchange under the symbol ETN. At December 31, 2020, there were 11,390 holders of record of the Company's ordinary shares. Additionally, 16,400 current and former employees were shareholders through participation in the Eaton Savings Plan (ESP), the Eaton Personal Investment Plan (EPIP), and the Eaton Puerto Rico Retirement Savings Plan.
Information regarding equity-based compensation plans required by Regulation S-K Item 201(d) is provided in Item 12 of this Form 10-K Report.
Irish Taxes Applicable to Dividends
Irish income tax may arise with respect to dividends paid on Eaton shares. Eaton may be required to deduct Irish dividend withholding tax (“IDWT”, currently at a rate of 25%) from dividends paid to shareholders who are not tax residents of Ireland even though they are not subject to this tax. To claim exemption from IDWT, shareholders can complete certain Irish dividend withholding tax exemption forms or hold their shares in an account through the Depository Trust Company and have on file with their broker or qualifying agent a valid U.S. address on the record date of the dividend.
Eaton shareholders who receive their dividends subject to Irish dividend withholding tax will generally have no further liability for Irish income tax on the dividends unless they are otherwise subject to Irish income tax.

Issuer's Purchases of Equity Securities
During the fourth quarter of 2020, 1.2 million ordinary shares were repurchased in the open market at a total cost of $131 million. A summary of the shares repurchased in the fourth quarter of 2020 follows:

Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
October	—	$—	—	$2,225
November	685,999	$110.17	685,999	$2,149
December	476,491	$115.74	476,491	$2,094
Total	1,162,490	$112.45	1,162,490

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
Information regarding selected quarterly financial information for 2020 and 2019 is presented in “Quarterly Data” of this Form 10-K.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures - Pursuant to SEC Rule 13a-15, an evaluation was performed under the supervision and with the participation of Eaton's management, including Craig Arnold - Principal Executive Officer; and Richard H. Fearon - Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, Eaton's management concluded that the Company's disclosure controls and procedures were effective as of December 31, 2020.
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
“Report of Independent Registered Public Accounting Firm” relating to internal control over financial reporting as of December 31, 2020 is included in Item 15 of this Form 10-K.
During the fourth quarter of 2020, there was no change in Eaton's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting. Management is currently evaluating the impact of the business acquired in 2020 on Eaton's internal control over financial reporting.

Item 9B. Other Information.
None.
Part III

Item 10. Directors, Executive Officers and Corporate Governance.
Information required with respect to the directors of the Company is set forth under the caption “Election of Directors” in the Company's definitive Proxy Statement to be filed on or about March 19, 2021, and is incorporated by reference.
The Company has adopted a Code of Ethics, which applies to the directors, officers and employees worldwide. This document is available on the Company's website at http://www.eaton.com.
There were no changes during the fourth quarter 2020 to the procedures by which security holders may recommend nominees to the Company's Board of Directors.
Information related to the Audit Committee, and members of the Committee who are financial experts, is set forth under the caption “Board Committees - Audit Committee” in the definitive Proxy Statement to be filed on or about March 19, 2021, and is incorporated by reference.

Item 11. Executive Compensation.
Information required with respect to executive compensation is set forth under the caption “Compensation Discussion and Analysis” in the Company's definitive Proxy Statement to be filed on or about March 19, 2021, and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required with respect to securities authorized for issuance under equity-based compensation plans is set forth under the caption “Equity Compensation Plans” in the Company's definitive Proxy Statement to be filed on or about March 19, 2021, and is incorporated by reference.
Information required with respect to security ownership of certain beneficial owners, is set forth under the caption “Share Ownership Tables” in the Company's definitive Proxy Statement to be filed on or about March 19, 2021, and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required with respect to certain relationships and related transactions is set forth under the caption “Review of Related Person Transactions” in the Company's definitive Proxy Statement to be filed on or about March 19, 2021, and is incorporated by reference.
Information required with respect to director independence is set forth under the caption “Director Independence” in the Company's definitive Proxy Statement to be filed on or about March 19, 2021, and is incorporated by reference.

Item 14. Principal Accounting Fees and Services.
Information required with respect to principal accountant fees and services is set forth under the caption “Audit Committee Report” in the Company's definitive Proxy Statement to be filed on or about March 19, 2021, and is incorporated by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules.
(a)    (1) The reports of the independent registered public accounting firm, consolidated financial statements and notes to consolidated financial statements are included in Item 8 above:
Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Income - Years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Comprehensive Income - Years ended December 31, 2020, 2019 and 2018
Consolidated Balance Sheets - December 31, 2020 and 2019
Consolidated Statements of Cash Flows - Years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Shareholders' Equity - Years ended December 31, 2020, 2019 and 2018
Notes to Consolidated Financial Statements
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

(oo)	Eaton Savings Plan 2016 Restatement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2015

(pp)	First Amendment to Eaton Savings Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

(qq)	Second Amendment to Eaton Savings Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

(rr)	Seventh Amendment to Eaton Savings Plan 2016 Restatement – Filed in conjunction with this Form 10-K Report *

(ss)	Eaton Personal Investment Plan 2015 Restatement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2015

(tt)	First Amendment to Eaton Personal Investment Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

(uu)	Second Amendment to Eaton Personal Investment Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

	(vv)	Performance Share Award Agreement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2015

	(ww)	Form of Indemnification Agreement entered into with officers of Eaton Corporation - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2015

	(xx)	Amendment to Limited Eaton Service Supplemental Retirement Income Plan I- Incorporated by reference to the Form 10-K Report for the year ended December 31, 2015

	(yy)	Amendment to Eaton Corporation Excess Benefits Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

	(zz)	Amendment to Eaton Corporation Supplemental Benefits Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

	(aaa)	Second Amendment to Eaton Corporation Excess Benefits Plan II - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

	(bbb)	Second Amendment to Limited Eaton Service Supplemental Retirement Income Plan II - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

	(ccc)	Second Amendment to Eaton Corporation Supplemental Benefits Plan II - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

	(ddd)	2016 RSU Grant Agreement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

	(eee)	2016 Performance Share Grant Agreement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

	(fff)	Special 2016 Performance Share Grant Agreement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

	(ggg)	Stock and Asset Purchase Agreement, dated January 21, 2020 - Incorporated by reference to the Form 8-K filed on January 27, 2020

	(hhh)	2020 Stock Plan - Incorporated by reference to the Form S-8 filed on November 3, 2020

14		Code of Ethics - Incorporated by reference to the definitive Proxy Statement filed on March 14, 2008

21		Subsidiaries of Eaton Corporation plc - Filed in conjunction with this Form 10-K Report *

22		Table of Senior Notes, Issuer and Guarantors - Filed in conjunction with this Form 10-K Report *

23		Consent of Independent Registered Public Accounting Firm - Filed in conjunction with this Form 10-K Report *

24		Power of Attorney - Filed in conjunction with this Form 10-K Report *

31.1		Certification of Principal Executive Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302) - Filed in conjunction with this Form 10-K Report *

31.2		Certification of Principal Financial Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302) - Filed in conjunction with this Form 10-K Report *

32.1		Certification of Principal Executive Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906) - Filed in conjunction with this Form 10-K Report *

32.2		Certification of Principal Financial Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906) - Filed in conjunction with this Form 10-K Report *

101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. *

101.SCH		XBRL Taxonomy Extension Schema Document *

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB		XBRL Taxonomy Extension Label Linkbase Document *

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document *

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_______________________________

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018 (iii) Consolidated Balance Sheets at December 31, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018, (v) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2020, 2019 and 2018 and (vi) Notes to Consolidated Financial Statements for the year ended December 31, 2020.

Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON CORPORATION plc
Registrant

Date:	February 24, 2021	By:	/s/ Richard H. Fearon
Richard H. Fearon
(On behalf of the registrant and as Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
Date: February 24, 2021

Signature	Title

/s/ Craig Arnold		/s/ Richard H. Fearon
Craig Arnold	Chairman, Principal Executive Officer; Director	Richard H. Fearon	Principal Financial Officer, Director

/s/ Ken D. Semelsberger		*
Ken D. Semelsberger	Principal Accounting Officer	Christopher M. Connor	Director

*		*
Michael J. Critelli	Director	Olivier Leonetti	Director

*		*
Deborah L. McCoy	Director	Silvio Napoli	Director

*		*
Gregory R. Page	Director	Sandra Pianalto	Director

*		*
Lori J. Ryerkerk	Director	Gerald B. Smith	Director

*
Dorothy C. Thompson	Director

*By	/s/ Richard H. Fearon
Richard H. Fearon, Attorney-in-Fact for the officers and directors signing in the capacities indicated

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Eaton Corporation plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eaton Corporation plc (“the Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2021 expressed an unqualified opinion thereon.
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

Unrecognized Income Tax Benefits
Description of the Matter
As discussed in Note 11 to the consolidated financial statements, the Company had gross unrecognized income tax benefits of $1,036 million related to its uncertain tax positions at December 31, 2020. Unrecognized income tax benefits are recorded under the two-step recognition and measurement principles when a tax position does not meet the more likely than not standard, or if a tax position meets the more likely than not standard, but the financial statement tax benefit is reduced as part of the measurement step.

The balance of unrecognized income tax benefits is comprised of uncertain tax positions which meet the more likely than not standard, but the financial statement tax benefit has been reduced as part of measuring the tax position.

Auditing management’s analysis of its uncertain tax positions and resulting unrecognized income tax benefits is complex as each tax position carries unique facts and circumstances that must be evaluated and ultimate resolution is dependent on uncontrollable factors such as the prospect of retroactive regulations, new case law, the willingness of the income tax authority to settle the issue, including the timing thereof, and other factors.
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

Reallocation of Goodwill related to the Divestiture of the Hydraulics Business and the Re-segmentation of certain Operating Segments
Description of the Matter

As discussed in Notes 2 and 6 to the consolidated financial statements, in January 2020 the Company entered into an agreement to sell its Hydraulics business to Danfoss A/S for $3.3 billion in cash and classified the assets and liabilities of the Hydraulics business being sold (“Hydraulics”) as held for sale. In conjunction with classification of Hydraulics as held for sale, management reassigned goodwill using a relative fair value allocation to both Hydraulics and the Filtration and Golf Grip businesses previously included in the Hydraulics operating segment and subsequently included within the Aerospace operating segment as part of the re-segmentation described below. Goodwill of $907 million was allocated to Hydraulics as part of the classifying Hydraulics assets as held for sale in the first quarter.

Additionally, during the first quarter of 2020, as discussed in Note 6 to the consolidated financial statements, the Company re-segmented certain operating segments due to a reorganization of the Company’s businesses. Specific to the Electrical business, the Company replaced the previous Electrical Products and Electrical Systems and Services segments with the Electrical Americas and the Electrical Global segments (collectively referred to as the “New Electrical Segments”). Management reassigned goodwill to the New Electrical Segments using a relative fair value allocation which resulted in goodwill of $6.4 billion and $4.0 billion being allocated to the Electrical Americas and Electrical Global operating segments, respectively.

Auditing the Company's reallocation of goodwill to Hydraulics and the New Electrical Segments was complex due to the significant estimation required to determine each of the fair values of the impacted reporting units referred to above. These fair value estimates were sensitive to significant assumptions such as the weighted-average cost of capital, revenue growth rates, operating margins and the terminal values, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of management’s controls over the goodwill allocation processes. For example, we tested controls over management’s review of the significant assumptions described above along with the completeness and accuracy of the data used in these fair value estimates.

To test the estimated fair value of the impacted reporting units, our audit procedures included, among others, evaluating the Company’s fair value methodology, testing the significant assumptions discussed above and testing the underlying data used by the Company in each of its analyses. For example, we compared the significant assumptions used by management to current industry and economic trends. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair values of the impacted reporting units that would result from changes in assumptions. We also involved EY valuation specialists to assist in our evaluation of the weighted-average cost of capital utilized in each fair value estimate. We tested the allocations of goodwill by recalculating the amounts based on the estimated fair values of each of the impacted reporting units. Furthermore, we have evaluated the Company’s disclosures in relation to the reallocation of goodwill.

Valuation of Intangible Assets in the Acquisition of Souriau-Sunbank Connection Technologies
Description of the Matter

As discussed in Note 2 to the consolidated financial statements, during December 2019 the Company completed the acquisition of the Souriau-Sunbank Connection Technologies business (“Souriau-Sunbank”) for a total purchase price of approximately $907 million, net of cash received. The acquisition was accounted for using the acquisition method of accounting. The consideration paid in the acquisition must be allocated to the acquired assets and liabilities assumed generally based on their fair value with the excess of the purchase price over those fair values allocated to goodwill. The preliminary estimates of the fair value of intangible assets were revised during the measurement period in 2020 as third-party valuations were received and finalized resulting in the recognition of customer relationships and technology intangible assets of $250 million and $95 million, respectively.

Auditing the Company’s accounting for its acquisition of Souriau-Sunbank was complex because the customer relationships and technology intangible assets recognized were material to the consolidated financial statements and the estimates of fair value involved subjectivity. The subjectivity was primarily due to the sensitivity of the respective fair values to underlying assumptions about the future performance of the acquired business. The Company used discounted cash flow models to measure the intangible assets. The significant assumptions used to estimate the fair value of the intangible assets included discount rates and certain assumptions that form the basis of the forecasted results (e.g., revenue growth rates and future EBITDA margins). These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over its accounting for the acquisition of Souriau-Sunbank, including recognition and measurement of the intangible assets acquired. For example, we tested controls over the recognition and measurement of customer relationships and technology intangible assets, including management’s review of the methods and significant assumptions used to develop such fair value estimates.

To test the estimated fair values of the customer relationships and technology intangible assets, we performed audit procedures that included, among others, evaluating the Company's selection of the valuation methodology, evaluating the methods and significant assumptions used by the Company's valuation specialist, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We also performed sensitivity analyses to evaluate the changes in the fair value of such intangible assets that would result from changes in the significant assumptions. We involved our EY valuation specialists to assist with our evaluation of the methodology used by the Company and certain significant assumptions included in the fair value estimates. For example, when evaluating the assumptions related to the revenue growth rates and future EBITDA margins, we compared the assumptions to the past performance of Souriau-Sunbank and expected industry trends and considered whether they were consistent with evidence obtained in other areas of the audit. Furthermore, we have evaluated the Company’s disclosures in relation to the Souriau-Sunbank acquisition.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1923.

Cleveland, Ohio
February 24, 2021

MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

We have prepared the accompanying consolidated financial statements and related information of Eaton Corporation plc ("Eaton") included herein for the three years ended December 31, 2020. The primary responsibility for the integrity of the financial information included in this annual report rests with management. The financial information included in this annual report has been prepared in accordance with accounting principles generally accepted in the United States based on our best estimates and judgments and giving due consideration to materiality. The opinion of Ernst & Young LLP, Eaton's independent registered public accounting firm, on those consolidated financial statements is included herein.
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

February 24, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Eaton Corporation plc
Opinion on Internal Control Over Financial Reporting
We have audited Eaton Corporation plc’s (“the Company”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the entity that was acquired during 2020 (as defined in Note 2 to the consolidated financial statements), which is included in the 2020 consolidated financial statements of the Company and constituted less than 1% of total assets (inclusive of acquired intangible assets) as of December 31, 2020 and less than 1% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the entity that was acquired during 2020.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 24, 2021 expressed an unqualified opinion thereon.
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
February 24, 2021

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Eaton Corporation plc ("Eaton") is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act rules 13a-15(f)).
Under the supervision and with the participation of Eaton's management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2020. Our evaluation of internal control over financial reporting did not include the internal controls of the entity that was acquired during 2020 (as defined in Note 2), which is included in the 2020 consolidated financial statements and constituted less than 1% of total assets (inclusive of acquired intangible assets) as of December 31, 2020 and less than 1% of net sales for the year then ended. In conducting this evaluation, we used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework). Based on this evaluation under the framework referred to above, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2020.
The independent registered public accounting firm Ernst & Young LLP has issued an audit report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2020. This report is included herein.

/s/ Craig Arnold	/s/ Richard H. Fearon	/s/ Ken D. Semelsberger
Principal Executive Officer	Principal Financial Officer	Principal Accounting Officer

February 24, 2021

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31
(In millions except for per share data)	2020	2019	2018
Net sales	$17,858	$21,390	$21,609

Cost of products sold	12,408	14,338	14,511
Selling and administrative expense	3,075	3,583	3,548
Research and development expense	551	606	584
Interest expense - net	149	199	258
Gain on sale of business	221	—	—
Arbitration decision expense	—	—	275
Other expense - net	150	73	9
Income before income taxes	1,746	2,591	2,424
Income tax expense	331	378	278
Net income	1,415	2,213	2,146
Less net income for noncontrolling interests	(5)	(2)	(1)
Net income attributable to Eaton ordinary shareholders	$1,410	$2,211	$2,145

Net income per share attributable to Eaton ordinary shareholders
Diluted	$3.49	$5.25	$4.91
Basic	3.51	5.28	4.93

Weighted-average number of ordinary shares outstanding
Diluted	404.0	420.8	436.9
Basic	402.2	419.0	434.3

Cash dividends declared per ordinary share	$2.92	$2.84	$2.64
The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31
(In millions)	2020	2019	2018
Net income	$1,415	$2,213	$2,146
Less net income for noncontrolling interests	(5)	(2)	(1)
Net income attributable to Eaton ordinary shareholders	1,410	2,211	2,145

Other comprehensive income (loss), net of tax
Currency translation and related hedging instruments	201	16	(609)
Pensions and other postretirement benefits	(73)	(130)	(139)
Cash flow hedges	(33)	(31)	7
Other comprehensive income (loss) attributable to Eaton ordinary shareholders	95	(145)	(741)

Total comprehensive income attributable to Eaton ordinary shareholders	$1,505	$2,066	$1,404
The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED BALANCE SHEETS

	December 31
(In millions)	2020	2019
Assets
Current assets
Cash	$438	$370
Short-term investments	664	221
Accounts receivable - net	2,904	3,437
Inventory	2,109	2,805
Assets held for sale	2,487	1,377
Prepaid expenses and other current assets	576	518
Total current assets	9,178	8,728

Property, plant and equipment
Land and buildings	2,184	2,440
Machinery and equipment	5,404	6,266
Gross property, plant and equipment	7,588	8,706
Accumulated depreciation	(4,624)	(5,210)
Net property, plant and equipment	2,964	3,496

Other noncurrent assets
Goodwill	12,903	13,456
Other intangible assets	4,175	4,638
Operating lease assets	428	436
Deferred income taxes	426	372
Other assets	1,750	1,679
Total assets	$31,824	$32,805

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$1	$255
Current portion of long-term debt	1,047	248
Accounts payable	1,987	2,114
Accrued compensation	351	449
Liabilities held for sale	468	325
Other current liabilities	2,027	1,741
Total current liabilities	5,881	5,132

Noncurrent liabilities
Long-term debt	7,010	7,819
Pension liabilities	1,588	1,462
Other postretirement benefits liabilities	330	328
Operating lease liabilities	326	331
Deferred income taxes	277	396
Other noncurrent liabilities	1,439	1,204
Total noncurrent liabilities	10,970	11,540

Shareholders’ equity
Ordinary shares (398.1 million outstanding in 2020 and 413.3 million in 2019)	4	4
Capital in excess of par value	12,329	12,200
Retained earnings	6,794	8,170
Accumulated other comprehensive loss	(4,195)	(4,290)
Shares held in trust	(2)	(2)
Total Eaton shareholders’ equity	14,930	16,082
Noncontrolling interests	43	51
Total equity	14,973	16,133
Total liabilities and equity	$31,824	$32,805
The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31
(In millions)	2020	2019	2018
Operating activities
Net income	$1,415	$2,213	$2,146
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	811	884	903
Deferred income taxes	(86)	(71)	(115)
Pension and other postretirement benefits expense	210	157	159
Contributions to pension plans	(122)	(119)	(126)
Contributions to other postretirement benefits plans	(23)	(15)	(25)
Loss (gain) on sale of businesses	(91)	66	—
Changes in working capital
Accounts receivable - net	219	172	(152)
Inventory	371	(60)	(242)
Accounts payable	76	147	23
Accrued compensation	(65)	(23)	23
Accrued income and other taxes	(95)	16	1
Other current assets	(67)	12	25
Other current liabilities	196	(21)	(19)
Other - net	195	93	57
Net cash provided by operating activities	2,944	3,451	2,658

Investing activities
Capital expenditures for property, plant and equipment	(389)	(587)	(565)
Cash paid for acquisitions of businesses, net of cash acquired	(200)	(1,180)	—
Proceeds from (payments for) sales of businesses	1,408	(36)	—
Sales (purchases) of short-term investments - net	(441)	(70)	355
Proceeds from (payments for) settlement of currency exchange contracts not designated as hedges - net	94	54	(110)
Other - net	(75)	(47)	(78)
Net cash provided by (used in) investing activities	397	(1,866)	(398)

Financing activities
Proceeds from borrowings	1	1,232	410
Payments on borrowings	(504)	(507)	(574)
Cash dividends paid	(1,175)	(1,201)	(1,149)
Exercise of employee stock options	71	66	29
Repurchase of shares	(1,608)	(1,029)	(1,271)
Employee taxes paid from shares withheld	(37)	(46)	(24)
Other - net	(6)	(9)	(2)
Net cash used in financing activities	(3,258)	(1,494)	(2,581)

Effect of currency on cash	(15)	(4)	43
Total increase (decrease) in cash	68	87	(278)
Cash at the beginning of the period	370	283	561
Cash at the end of the period	$438	$370	$283

The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at January 1, 2018	439.9	$4	$11,987	$8,669	$(3,404)	$(3)	$17,253	$37	$17,290
Cumulative-effect adjustment upon adoption of ASU 2014-09	—	—	—	(2)	—	—	(2)	—	(2)
Cumulative-effect adjustment upon adoption of ASU 2016-16	—	—	—	(199)	—	—	(199)	—	(199)
Net income	—	—	—	2,145	—	—	2,145	1	2,146
Other comprehensive loss, net of tax					(741)		(741)		(741)
Cash dividends paid	—	—	—	(1,149)	—	—	(1,149)	(1)	(1,150)
Issuance of shares under equity-based compensation plans	1.2	—	103	(3)	—	—	100	—	100
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(2)	(2)
Repurchase of shares	(17.5)	—	—	(1,300)	—	—	(1,300)	—	(1,300)
Balance at December 31, 2018	423.6	4	12,090	8,161	(4,145)	(3)	16,107	35	16,142
Net income	—	—	—	2,211	—	—	2,211	2	2,213
Other comprehensive loss, net of tax					(145)		(145)		(145)
Cash dividends paid	—	—	—	(1,201)	—	—	(1,201)	(3)	(1,204)
Issuance of shares under equity-based compensation plans	2.2	—	110	(1)	—	1	110	—	110
Acquisitions of businesses	—	—	—	—	—	—	—	55	55
Acquisition of noncontrolling interest obtained through tender offer	—	—	—	—	—	—	—	(33)	(33)
Business divestiture	—	—	—	—	—	—	—	(4)	(4)
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(1)	(1)
Repurchase of shares	(12.5)	—	—	(1,000)	—	—	(1,000)	—	(1,000)
Balance at December 31, 2019	413.3	4	12,200	8,170	(4,290)	(2)	16,082	51	16,133
Net income	—	—	—	1,410	—	—	1,410	5	1,415
Other comprehensive income, net of tax					95		95		95
Cash dividends paid	—	—	—	(1,175)	—	—	(1,175)	(9)	(1,184)
Issuance of shares under equity-based compensation plans	1.9	—	129	(3)	—	—	126	—	126
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(4)	(4)
Repurchase of shares	(17.1)	—	—	(1,608)	—	—	(1,608)	—	(1,608)
Balance at December 31, 2020	398.1	$4	$12,329	$6,794	$(4,195)	$(2)	$14,930	$43	$14,973
The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts are in millions unless indicated otherwise (per share data assume dilution).

Note 1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General Information and Basis of Presentation
Eaton Corporation plc (Eaton or the Company) is a power management company with 2020 net sales of $17.9 billion. Eaton’s mission is to improve the quality of life and the environment through the use of power management technologies and services. We provide sustainable solutions that help our customers effectively manage electrical, hydraulic and mechanical power – more safely, more efficiently and more reliably. Eaton has approximately 92,000 employees in 60 countries and sells products to customers in more than 175 countries.
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
The consolidated financial statements include the accounts of Eaton and all subsidiaries and other entities it controls. Intercompany transactions and balances have been eliminated. The equity method of accounting is used for investments in associate companies where the Company has significant influence and generally a 20% to 50% ownership interest. Equity investments are evaluated for impairment whenever events or circumstances indicate the book value of the investment exceeds fair value. An impairment would exist if there is an other-than-temporary decline in value. Investments in associate companies included in Other assets were $680 and $714 as of December 31, 2020 and December 31, 2019, respectively, and income from these investments is reported in Other (income) expense - net. Eaton does not have off-balance sheet arrangements with unconsolidated entities.
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
During the first quarter of 2020, Eaton re-segmented certain reportable operating segments due to a reorganization of the Company's businesses. The new reportable segments are Electrical Americas and Electrical Global, which include the legacy Electrical Products and Electrical Systems and Services segments. Additionally, the Filtration and Golf Grip businesses previously included in the Hydraulics segment, and the electrical aerospace connectors business previously included in the Electrical Products segment, have been added to the Aerospace reportable segment as part of the reorganization. The Company also changed how it measures business segment performance in 2020 as it no longer allocates acquisition and divestiture charges to its operating segments. Historical segment information has been retrospectively adjusted to reflect these changes. See Note 17 for additional information related to the segments.
The Company recorded $37 and $13 of net gains for the years ended December 31, 2019 and 2018, respectively, related primarily to the remeasurement of intercompany loans denominated in a foreign currency and the currency exchange derivative contracts used to hedge these exposures. In the first quarter of 2020, Eaton changed the presentation of these gains from Other expense - net to Interest expense - net, and reclassified all prior periods.
In the first quarter of 2020, the Company also changed the presentation of the following items within the operating activities section of the Consolidated Statements of Cash Flows:
•The non-cash gains and losses associated with currency exchange derivative contracts have been moved from Other current assets and Other current liabilities to Other-net. This puts the non-cash impact of these derivatives on the same line as the non-cash impact from the balance sheet currency exposures they are used to hedge.
•The changes in both uncertain tax positions and prepaid taxes have been moved from Other-net and Other current assets, respectively, to Accrued income and other taxes. This places the cash flow impact from all taxes on the same line.
•The changes in non-trade receivables have been moved from Accounts receivable-net to Other current assets. This separates the cash flows associated with non-trade receivables from customer collections.
The net impact of these cash flow reclassifications made to prior periods was a $179 inflow for 2019 and a $206 outflow for 2018 to Changes in working capital with the corresponding impact to Other-net, resulting in no change to total operating cash flow.

Adoption of New Accounting Standards
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
Goodwill and Indefinite Life Intangible Assets
Goodwill is evaluated annually for impairment as of July 1 using either a quantitative or qualitative analysis. Goodwill is tested for impairment at the reporting unit level, and is based on the net assets for each reporting unit, including goodwill and intangible assets. The Company’s reporting units are equivalent to the reportable operating segments, except for the Aerospace segment which has two reporting units. Goodwill is assigned to each reporting unit, as this represents the lowest level that constitutes a business and is the level at which management regularly reviews the operating results. The Company performs a quantitative analysis using a discounted cash flow model and other valuation techniques, but may elect to perform a qualitative analysis. Additionally, goodwill is evaluated for impairment whenever an event occurs or circumstances change that would indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.
The annual goodwill impairment test was performed using a qualitative analysis in 2020 and 2019, except for the eMobility segment in 2020 and the Hydraulics segment in 2019 which used a quantitative analysis. A qualitative analysis is performed by assessing certain trends and factors, including projected market outlook and growth rates, forecasted and actual sales and operating profit margins, discount rates, industry data, and other relevant qualitative factors. These trends and factors are compared to, and based on, the assumptions used in the most recent quantitative analysis performed for each reporting unit. The results of the qualitative analyses did not indicate a need to perform quantitative analysis.
Goodwill impairment testing was also performed using quantitative analyses in 2020 for the Electrical Americas, Electrical Global, Hydraulics and Aerospace reporting units due to a reorganization of the Company’s businesses discussed in Note 1 and Note 6, and in 2020 and 2019 as a result of the Hydraulics and Lighting businesses being classified as held for sale as discussed in Note 2. The Company used the relative fair value method to reallocate goodwill.
Quantitative analyses were performed by estimating the fair value for each reporting unit using a discounted cash flow model. The model includes estimates of future cash flows, future growth rates, terminal value amounts, and the applicable weighted-average cost of capital used to discount those estimated cash flows. The future cash flows were based on the Company's long-term operating plan and a terminal value was used to estimate the reporting unit's cash flows beyond the period covered by the operating plan. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market holders of a business enterprise. These analyses require the exercise of judgments, including judgments about appropriate discount rates, perpetual growth rates, revenue growth, and margin assumptions. Sensitivity analyses were performed around certain of these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values.

Based on these analyses performed in 2020 and 2019, the fair value of Eaton's reporting units continue to substantially exceed their respective carrying amounts and thus, no impairment exists.
Indefinite life intangible assets consist of certain trademarks. They are evaluated annually for impairment as of July 1 using either a quantitative or qualitative analysis to determine whether their fair values exceed their respective carrying amounts. Indefinite life intangible asset impairment testing for 2020 and 2019 was performed using a quantitative analysis. The Company determines the fair value of these assets using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows, and profitability. Additionally, indefinite life intangible assets are evaluated for impairment whenever an event occurs or circumstances change that would indicate that it is more likely than not that the asset is impaired. For 2020 and 2019, the fair value of indefinite lived intangible assets exceeded the respective carrying value.
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
Other Long-Lived Assets
Depreciation and amortization for property, plant and equipment, and intangible assets subject to amortization, are generally computed by the straight-line method and included in Cost of products sold, Selling and administrative expense, and Research and development expense, as appropriate. Cost of buildings are depreciated generally over 40 years and machinery and equipment over 3 to 10 years. At December 31, 2020, the weighted-average amortization period for intangible assets subject to amortization was 18 years for patents and technology; 17 years for customer relationships; and 18 for certain trademarks. Software is amortized over 5 to 15 years.
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
Retirement Benefits Plans
For the principal pension plans in the United States, Canada, Puerto Rico, and the United Kingdom, the Company uses a market-related value of plan assets to calculate the expected return on assets used to determine net periodic benefit costs. The market-related value of plan assets is a calculated value that recognizes changes in the fair value of plan assets over a five year period. All other plans use fair value of plan assets.
Net actuarial gains or losses are amortized to expense on a plan-by-plan basis when they exceed the accounting corridor. The Company’s corridors are set at either 8% or 10%, depending on the plan, of the greater of the plan assets or benefit obligations. Gains or losses outside of the corridor are subject to amortization over an average employee future service period that differs by plan. If most or all of the plan’s participants are no longer actively accruing benefits, the average life expectancy is used. The amortization periods on a weighted average basis for United States and Non-United States pension plans are approximately 23 years and 10 years, respectively. The amortization period for other postretirement benefits plans is 7 years.
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

Income Taxes
Deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax basis of the respective assets and liabilities, using enacted tax rates in effect for the year when the differences are expected to reverse. Deferred income tax assets are recognized for income tax loss carryforwards and income tax credit carryforwards. Judgment is required in determining and evaluating income tax provisions and valuation allowances for deferred income tax assets. Eaton recognizes an income tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. Eaton evaluates and adjusts these accruals based on changing facts and circumstances. Eaton recognizes interest and penalties related to unrecognized income tax benefits in the provision for income tax expense. Eaton's policy is to recognize income tax effects from accumulated other comprehensive income when individual units of account are sold, terminated, or extinguished. For additional information about income taxes, see Note 11.
Derivative Financial Instruments and Hedging Activities
Eaton uses derivative financial instruments to manage the exposure to the volatility in raw material costs, currency, and interest rates on certain debt. These instruments are marked to fair value in the accompanying Consolidated Balance Sheets. Changes in the fair value of derivative assets or liabilities (i.e., gains or losses) are recognized depending upon the type of hedging relationship and whether an instrument has been designated as a hedge. For those instruments that qualify for hedge accounting, Eaton designates the hedging instrument, based upon the exposure being hedged, as a cash flow hedge, a fair value hedge, or a hedge of a net investment in a foreign operation. Changes in fair value of these instruments that do not qualify for hedge accounting are recognized immediately in net income. See Note 15 for additional information about hedges and derivative financial instruments.

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

The acquisition of Souriau-Sunbank has been accounted for using the acquisition method of accounting which requires the assets acquired and liabilities assumed be recognized at their respective fair values on the acquisition date. During the measurement period which ended in December 2020, opening balance sheet adjustments were made to finalize Eaton's fair value estimates based on the final valuations received related primarily to intangible assets, goodwill, and the related deferred tax impact, as follows:

	Preliminary Allocation	Measurement Period Adjustments	Final Allocations
Accounts Receivable - net	$60	$—	$60
Inventory	121	4	125
Prepaid expenses and other current assets	5	(1)	4
Property, plant and equipment	101	2	103
Other intangible assets	385	(15)	370
Other assets	8	—	8
Accounts payable	(34)	1	(33)
Other current liabilities	(51)	(7)	(58)
Other noncurrent liabilities	(130)	4	(126)
Total identifiable net assets	465	(12)	453
Noncontrolling interests	(4)	1	(3)
Goodwill	442	15	457
Total consideration, net of cash received	$903	$4	$907

Goodwill is calculated as the excess of the consideration transferred over the fair value of net assets recognized and represents the anticipated synergies of acquiring Souriau-Sunbank. Goodwill recognized as a result of the acquisition is not deductible for tax purposes. The estimated fair values of the customer relationships and technology intangible assets were $250 and $95, respectively. The Company generally determines the fair value of intangible assets acquired using third-party valuations that are prepared using discounted cash flow models that rely on the Company's estimates. These estimates require judgment of future revenue growth rates, future margins, and the applicable weighted-average cost of capital used to discount those estimated cash flows. The estimated weighted-average useful lives was 20 years for customer relationships and 15 years for technology intangible assets. See Note 6 for additional information about goodwill and other intangible assets.
Eaton’s Consolidated Financial Statements include Souriau-Sunbank’s results of operations. Souriau-Sunbank's sales for the years ended December 31, 2020 and 2019 were $287 and $3, respectively.
Sale of Automotive Fluid Conveyance business
On December 31, 2019, Eaton sold its Automotive Fluid Conveyance Business. The transaction resulted in a pre-tax loss of $66 which was recorded in Other expense - net. This business was reported within the Vehicle business segment.
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
Pending Sale of Hydraulics business
On January 21, 2020, Eaton entered into an agreement to sell its Hydraulics business to Danfoss A/S, a Danish industrial company, for $3.3 billion in cash. Eaton’s Hydraulics business is a global leader in hydraulics components, systems, and services for industrial and mobile equipment. The business had sales of $1.8 billion and $2.2 billion for the years ended December 31, 2020 and 2019, respectively. The transaction is subject to customary closing conditions and regulatory approvals and is expected to close by the end of the first quarter or early second quarter of 2021.

Assets and liabilities held for sale
During the fourth quarter of 2019 and first quarter of 2020, the Company determined the Lighting business and Hydraulics business, respectively, met the criteria to be classified as held for sale. Therefore, assets and liabilities of these businesses have been presented as held for sale in the Consolidated Balance Sheets as of December 31, 2019 and December 31, 2020, respectively. Assets and liabilities classified as held for sale are measured at the lower of carrying value or fair value less costs to sell. There was no write-down as fair values of both the Lighting business and Hydraulics business assets less their costs to sell exceeded their respective carrying value. Depreciation and amortization expense is not recorded for the period in which Other long-lived assets are classified as held for sale.
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
The assets and liabilities classified as held for sale for the Lighting business on the December 31, 2019 Consolidated Balance Sheet and the Hydraulics business on the December 31, 2020 Consolidated Balance Sheet are as follows:

	December 31, 2020 (Hydraulics business)	December 31, 2019 (Lighting business)
Accounts receivable	$345	$220
Inventory	369	161
Prepaid expenses and other current assets	18	10
Net property, plant and equipment	504	155
Goodwill	920	470
Other intangible assets	248	330
Operating lease assets	61	25
Deferred income taxes	6	—
Other noncurrent assets	16	6
Assets held for sale - current	$2,487	$1,377

Accounts payable	$241	$184
Accrued compensation	26	7
Other current liabilities	101	102
Pension liabilities	60	3
Operating lease liabilities	35	17
Deferred income taxes	3	(1)
Other noncurrent liabilities	2	13
Liabilities held for sale - current	$468	$325
The Lighting business and Hydraulics business did not meet the criteria to be classified as discontinued operations as neither of these sales represent a strategic shift that will have a major effect on the Company's operations.
Agreement to Acquire a 50% stake in HuanYu High Tech
On December 15, 2020, Eaton signed an agreement to acquire a 50 percent stake in HuanYu High Tech, a subsidiary of HuanYu Group that manufactures and markets low-voltage circuit breakers and contactors in China, and throughout the Asia-Pacific region. HuanYu High Tech had 2019 sales of $106 and has production operations in Wenzhou, China. The transaction is subject to customary closing conditions and regulatory approvals and is expected to close in the second quarter of 2021. Eaton expects to account for this investment on the equity method of accounting and will report it within the Electrical Global business segment.

Agreement to Acquire Tripp Lite
On January 28, 2021, Eaton signed an agreement to acquire Tripp Lite, a leading supplier of power quality products and connectivity solutions including single-phase uninterruptible power supply systems, rack power distribution units, surge protectors, and enclosures for data centers, industrial, medical, and communications markets in the Americas. Under the terms of the agreement, Eaton will pay $1.65 billion for Tripp Lite. The transaction is subject to customary closing conditions and is expected to close in the middle of 2021. Tripp Lite will be reported within the Electrical Americas business segment.
Agreement to Acquire Cobham Mission Systems
On January 31, 2021, Eaton signed an agreement to acquire Cobham Mission Systems (CMS), a leading manufacturer of air-to-air refueling systems, environmental systems, and actuation primarily for defense markets. Under the terms of the agreement, Eaton will pay $2.83 billion. The transaction is subject to customary closing conditions and is expected to close in the second half of 2021. CMS will be reported within the Aerospace business segment.

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
Sales of products and services varies by segment and are discussed in Note 17.
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
In the Vehicle segment, sales contracts are primarily for drivetrains, powertrain systems and critical components that reduce emissions and improve fuel economy, stability, performance, and safety of cars, light trucks, and commercial vehicles. These sales contracts are primarily based on a customer’s purchase order or a blanket purchase order subject to firm releases, frequently covered by terms and conditions included in a master supply agreement. In this segment, performance obligations are generally satisfied at a point in time either when we ship the product from our facility, or when it arrives at the customer’s facility.
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

	2020
Net sales		Products	Systems	Total
Electrical Americas		$2,255	$4,425	$6,680
Electrical Global		2,608	2,095	4,703

		United States	Rest of World
Hydraulics		$796	$1,046	1,842

	Original Equipment Manufacturers	Aftermarket	Industrial and Other
Aerospace	$986	$685	$552	2,223

		Commercial	Passenger and Light Duty
Vehicle		$1,060	$1,058	2,118

eMobility				292

Total				$17,858

	2019
Net sales		Products	Systems	Total
Electrical Americas		$3,675	$4,500	$8,175
Electrical Global		2,782	2,390	5,172

		United States	Rest of World
Hydraulics		$1,000	$1,204	2,204

	Original Equipment Manufacturers	Aftermarket	Industrial and Other
Aerospace	$1,178	$859	$443	2,480

		Commercial	Passenger and Light Duty
Vehicle		$1,538	$1,500	3,038

eMobility				321

Total				$21,390

	2018
Net sales		Products	Systems	Total
Electrical Americas		$3,577	$4,337	$7,914
Electrical Global		2,832	2,327	5,159

		United States	Rest of World
Hydraulics		$1,078	$1,314	2,392

	Original Equipment Manufacturers	Aftermarket	Industrial and Other
Aerospace	$1,102	$766	$467	2,335

		Commercial	Passenger and Light Duty
Vehicle		$1,759	$1,730	3,489

eMobility				320

Total				$21,609

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (revenue recognized exceeds amount billed to the customer), and deferred revenue (advance payments and billings in excess of revenue recognized). Accounts receivables from customers were $2,539 and $3,090 at December 31, 2020 and December 31, 2019, respectively. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. These assets and liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Unbilled receivables were $90 and $101 at December 31, 2020 and December 31, 2019, respectively, and are recorded in Prepaid expenses and other current assets. The decrease in unbilled receivables was primarily due to billings to customers during 2020, partially offset by revenue recognized and not yet billed.
Changes in the deferred revenue liabilities are as follows:

Deferred Revenue
Balance at January 1, 2019	$248
Customer deposits and billings	982
Revenue recognized in the period	(993)
Translation	3
Deferred revenue reclassified to held for sale	(6)
Balance at December 31, 2019	$234
Customer deposits and billings	1,041
Revenue recognized in the period	(1,014)
Translation	7
Deferred revenue reclassified to held for sale	(11)
Balance at December 31, 2020	$257
A significant portion of open orders placed with Eaton are by original equipment manufacturers or distributors. These open orders are not considered firm as they have been historically subject to releases by customers. In measuring backlog of unsatisfied or partially satisfied obligations, only the amount of orders to which customers are firmly committed are included. Using this criterion, total backlog at December 31, 2020 was approximately $5.6 billion. At December 31, 2020, Eaton expects to recognize approximately 88% of this backlog in the next twelve months and the rest thereafter.

Note 4. CREDIT LOSSES FOR RECEIVABLES
Receivables are exposed to credit risk based on the customers' ability to pay which is influenced by, among other factors, their financial liquidity position. Eaton's receivables are generally short-term in nature with a majority outstanding less than 90 days.
Eaton performs ongoing credit evaluation of its customers and maintains sufficient allowances for potential credit losses. The Company evaluates the collectability of its receivables based on the length of time the receivable is past due, and any anticipated future write-off based on historic experience adjusted for market conditions. The Company's segments, supported by our global credit department, perform the credit evaluation and monitoring process to estimate and manage credit risk. The process includes an evaluation of credit losses for both the overall segment receivable and specific customer balances. The process also includes review of customer financial information and credit ratings, approval and monitoring of customer credit limits, and an assessment of market conditions. The Company may also require prepayment from customers to mitigate credit risk. Receivable balances are written off against an allowance for credit losses after a final determination of collectability has been made.
Accounts receivable are net of an allowance for credit losses of $48 and $49 at December 31, 2020 and 2019. The change in the allowance for credit losses includes expense and net write-offs, none of which is significant.

Note 5. INVENTORY
Inventory is carried at lower of cost or net realizable value using the first-in, first-out (FIFO) method. Cost components include raw materials, purchased components, direct labor, indirect labor, utilities, depreciation, inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, and costs of the distribution network.
The components of inventory follow:

	December 31
	2020	2019
Raw materials	$803	$986
Work-in-process	498	640
Finished goods	808	1,179
Total inventory	$2,109	$2,805

Note 6. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill by segment follow:

	January 1, 2019	Additions	Goodwill reclassified to held for sale	Translation	December 31, 2019	Additions	Goodwill reclassified to held for sale	Translation	December 31, 2020
Electrical Americas	$6,819	$8	$(470)	$(5)	$6,352	$97	$—	$7	$6,456
Electrical Global	3,942	155	—	9	4,106	7	—	182	4,295
Hydraulics	931	—	—	(10)	921	—	(907)	(14)	—
Aerospace	1,264	442	—	—	1,706	15	—	56	1,777
Vehicle	292	—	—	(1)	291	—	—	2	293
eMobility	80	—	—	—	80	—	—	2	82
Total	$13,328	$605	$(470)	$(7)	$13,456	$119	$(907)	$235	$12,903

During the first quarter of 2020, Eaton re-segmented certain reportable operating segments due to a reorganization of the Company's businesses. The Company used the relative fair value method to reallocate goodwill to the associated reporting units impacted by the reorganization resulting in goodwill of $6.4 billion and $4.0 billion being allocated to the Electrical Americas and Electrical Global reportable segments, respectively. The Company’s reporting units are equivalent to the reportable operating segments, except for the Aerospace segment which has two reporting units.
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
The 2020 additions to goodwill primarily relate to the anticipated synergies of acquiring Power Distribution, Inc. The 2019 additions to goodwill relate to the anticipated synergies of acquiring Souriau-Sunbank, Ulusoy Elektrik and ISG.

A summary of other intangible assets follows:

	December 31
	2020		2019
	Historical cost	Accumulated amortization	Historical cost	Accumulated amortization
Intangible assets not subject to amortization
Trademarks	$1,382		$1,516

Intangible assets subject to amortization
Customer relationships	$3,415	$1,795	$3,260	$1,634
Patents and technology	1,428	773	1,542	704
Trademarks	970	505	1,057	457
Other	91	38	92	34
Total intangible assets subject to amortization	$5,904	$3,111	$5,951	$2,829
Amortization expense related to intangible assets subject to amortization in 2020, and estimated amortization expense for each of the next five years, follows:

2020	$342
2021	339
2022	331
2023	287
2024	277
2025	273

Note 7.    LEASES
Eaton leases certain manufacturing facilities, warehouses, distribution centers, office space, vehicles, and equipment. Most real estate leases contain renewal options. The exercise of lease renewal options is at the Company's sole discretion. The Company's lease agreements typically do not contain any significant guarantees of asset values at the end of a lease or restrictive covenants. Payments within certain lease agreements are adjusted periodically for changes in an index or rate.
The components of lease expense follows:

	2020	2019
Operating lease cost	$184	$166
Finance lease cost:
Amortization of lease assets	6	5
Interest on lease liabilities	1	1
Short-term lease cost	18	46
Variable lease cost	3	22
Sublease income	(2)	(3)
Total lease cost	$210	$237

Rental expense was $232 for the year ended December 31, 2018. The net gains recorded on sale leaseback transactions were $9 and $16 for the years ended December 31, 2020 and 2019, respectively.

Supplemental cash flow information related to leases follows:

	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$(144)	$(168)
Operating cash outflows - interest payments on finance leases	(1)	(1)
Financing cash outflows - payments on finance lease obligations	(8)	(6)

Lease assets obtained in exchange for new lease obligations, including leases acquired:
Operating leases	$144	$114
Finance leases	16	24
Supplemental balance sheet information related to leases follows:

	December 31
	2020	2019
Operating Leases
Operating lease assets	$428	$436

Other current liabilities	116	121
Operating lease liabilities	326	331
Total operating lease liabilities	$442	$452

Finance Leases
Land and buildings	$13	$24
Machinery and equipment	38	18
Accumulated depreciation	(16)	(16)
Net property, plant and equipment	$35	$26

Current portion of long-term debt	$8	$6
Long-term debt	30	21
Total finance lease liabilities	$38	$27

Weighted-average remaining lease term
Operating leases	5.5 years	5.1 years
Finance leases	7.4 years	6.8 years

Weighted-average discount rate
Operating leases	3.3%	3.7%
Finance leases	3.5%	7.6%

Maturities of lease liabilities at December 31, 2020 follows:

	Operating Leases	Finance Leases
2021	$129	$10
2022	103	8
2023	78	6
2024	54	5
2025	30	2
Thereafter	91	11
Total lease payments	485	42
Less imputed interest	43	4
Total present value of lease liabilities	$442	$38

Note 8. DEBT
A summary of long-term debt, including the current portion, follows:

	December 31
	2020	2019
3.875% debentures due 2020 ($150 converted to floating rate by interest rate swap)	$—	$239
3.47% notes due 2021 ($275 converted to floating rate by interest rate swap)	300	300
0.02% Euro notes due 2021	737	674
8.10% debentures due 2022 ($100 converted to floating rate by interest rate swap)	100	100
2.75% senior notes due 2022 ($1,400 converted to floating rate by interest rate swap)	1,600	1,600
3.68% notes due 2023 ($200 converted to floating rate by interest rate swap)	300	300
0.75% Euro notes due 2024	676	617
6.50% debentures due 2025	145	145
0.70% Euro notes due 2025	614	562
3.10% senior notes due 2027	700	700
7.65% debentures due 2029 ($50 converted to floating rate by interest rate swap)	200	200
4.00% senior notes due 2032	700	700
5.45% debentures due 2034 ($25 converted to floating rate by interest rate swap)	136	137
5.80% notes due 2037	240	240
4.15% senior notes due 2042	1,000	1,000
3.92% senior notes due 2047	300	300
5.25% to 7.875% notes (maturities ranging from 2024 to 2035, including $25 converted to floating rate by interest rate swap)	165	165
Other	144	88
Total long-term debt	8,057	8,067
Less current portion of long-term debt	(1,047)	(248)
Long-term debt less current portion	$7,010	$7,819

Substantially all these long-term debt instruments are fully and unconditionally guaranteed on an unsubordinated, unsecured basis by Eaton and certain of its direct and indirect subsidiaries (the Senior Notes). Further, as of December 31, 2020 all of these long-term debt instruments, except the 3.47% notes due 2021, the 0.02% Euro notes due 2021, the 3.68% notes due 2023, the 0.75% Euro notes due 2024, and the 0.70% Euro notes due 2025, are registered by Eaton Corporation under the Securities Act of 1933, as amended (the Registered Senior Notes).

The Company maintains long-term revolving credit facilities totaling $2,000, consisting of a $750 five-year revolving credit facility that will expire November 17, 2022, a $500 four-year revolving credit facility that will expire November 7, 2023, and a $750 five-year revolving credit facility that will expire November 7, 2024. The revolving credit facilities are used to support commercial paper borrowings and are fully and unconditionally guaranteed by Eaton and certain of its direct and indirect subsidiaries on an unsubordinated, unsecured basis. There were no borrowings outstanding under Eaton's revolving credit facilities at December 31, 2020 or 2019. The Company had available lines of credit of $1,010 from various banks primarily for the issuance of letters of credit, of which there was $268 outstanding at December 31, 2020. Borrowings outside the United States are generally denominated in local currencies.
Eaton is in compliance with each of its debt covenants for all periods presented.
Maturities of long-term debt for each of the next five years follow:

2021	$1,047
2022	1,708
2023	306
2024	746
2025	762
Interest paid on debt follows:

2020	$216
2019	279
2018	313

Note 9. RETIREMENT BENEFITS PLANS
Eaton has defined benefits pension plans and other postretirement benefits plans.
Obligations and Funded Status

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
	2020	2019	2020	2019	2020	2019
Funded status
Fair value of plan assets	$3,463	$3,433	$2,137	$1,903	$20	$23
Benefit obligations	(4,121)	(4,028)	(3,036)	(2,747)	(375)	(378)
Funded status	$(658)	$(595)	$(899)	$(844)	$(355)	$(355)

Amounts recognized in the Consolidated Balance Sheets
Non-current assets	$—	$—	$95	$73	$—	$—
Current liabilities	(36)	(23)	(28)	(27)	(25)	(27)
Non-current liabilities	(622)	(572)	(966)	(890)	(330)	(328)
Total	$(658)	$(595)	$(899)	$(844)	$(355)	$(355)

Amounts recognized in Accumulated other comprehensive loss (pre-tax)
Net actuarial (gain) loss	$1,046	$1,096	$1,005	$879	$1	$(8)
Prior service cost (credit)	5	7	21	25	(3)	(17)
Total	$1,051	$1,103	$1,026	$904	$(2)	$(25)

Change in Benefit Obligations

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
	2020	2019	2020	2019	2020	2019
Balance at January 1	$4,028	$3,633	$2,747	$2,285	$378	$378
Service cost	97	91	73	58	2	2
Interest cost	103	138	45	57	9	14
Actuarial (gain) loss	223	435	217	315	11	14
Gross benefits paid	(330)	(270)	(121)	(102)	(49)	(60)
Currency translation	—	—	137	47	2	2
Plan amendments	—	1	1	—	—	1
Acquisitions and divestitures	—	—	—	(4)	—	—
Benefit obligation reclassified to held for sale	—	—	(65)	(4)	—	—
Other	—	—	2	95	22	27
Balance at December 31	$4,121	$4,028	$3,036	$2,747	$375	$378

Accumulated benefit obligation	$4,054	$3,883	$2,862	$2,592

Actuarial losses related to changes in the United States and Non-United States benefit obligations in 2020 of $223 and $217, respectively, were primarily due to decreases in the discount rates used to measure the obligations, partially offset by curtailment gains related to amendments to freeze the Company's Unites States pension plans for its non-union employees. The freeze is effective January 1, 2021 for non-union U.S. employees whose retirement benefit was determined under a cash balance formula and effective January 1, 2026 for non-union U.S. employees whose retirement benefit is determined under a final average pay formula. Actuarial losses related to changes in the United States and Non-United States benefit obligations in 2019 of $435 and $315, respectively, were primarily due to decreases in the discount rates used to measure the obligations.
Change in Plan Assets

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
	2020	2019	2020	2019	2020	2019
Balance at January 1	$3,433	$3,068	$1,903	$1,560	$23	$37
Actual return on plan assets	342	618	185	230	1	5
Employer contributions	18	17	104	102	23	15
Gross benefits paid	(330)	(270)	(121)	(102)	(49)	(60)
Currency translation	—	—	69	58	—	—
Plan assets reclassified to held for sale	—	—	(5)	—	—	—
Other	—	—	2	55	22	26
Balance at December 31	$3,463	$3,433	$2,137	$1,903	$20	$23
The components of pension plans with an accumulated benefit obligation in excess of plan assets at December 31 follow:

	United States pension liabilities		Non-United States pension liabilities
	2020	2019	2020	2019
Accumulated benefit obligation	$4,054	$3,883	$2,586	$1,028
Fair value of plan assets	3,463	3,433	1,756	242

The components of pension plans with a projected benefit obligation in excess of plan assets at December 31 follow:

	United States pension liabilities		Non-United States pension liabilities
	2020	2019	2020	2019
Projected benefit obligation	$4,121	$4,028	$2,763	$2,502
Fair value of plan assets	3,463	3,433	1,770	1,585
Other postretirement benefit plans with accumulated postretirement benefit obligations in excess of plan assets have been disclosed in the Obligations and Funded Status table.
Changes in pension and other postretirement benefit liabilities recognized in Accumulated other comprehensive loss follow:

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
	2020	2019	2020	2019	2020	2019
Balance at January 1	$1,103	$1,160	$904	$710	$(25)	$(52)
Prior service cost arising during the year	—	1	1	—	—	1
Net loss (gain) arising during the year	112	52	141	231	10	11
Currency translation	—	—	48	15	—	1
Other	—	—	2	—	—	—
Less amounts included in expense during the year	(164)	(110)	(70)	(52)	13	14
Net change for the year	(52)	(57)	122	194	23	27
Balance at December 31	$1,051	$1,103	$1,026	$904	$(2)	$(25)
Benefits Expense

	United States pension benefit expense			Non-United States pension benefit expense			Other postretirement benefits expense
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Service cost	$97	$91	$100	$73	$58	$63	$2	$2	$2
Interest cost	103	138	122	45	57	52	9	14	13
Expected return on plan assets	(231)	(235)	(253)	(109)	(106)	(105)	—	(2)	(3)
Amortization	102	62	94	60	38	39	(13)	(14)	(13)
	71	56	63	69	47	49	(2)	—	(1)
Settlements, curtailments and special termination benefits	62	48	46	10	14	2	—	—	—
Total expense	$133	$104	$109	$79	$61	$51	$(2)	$—	$(1)

Total pension benefits expense of $165 for 2019 includes $8 of settlement expense related to the sale of the Automotive Fluid Conveyance Business discussed in Note 2. The components of retirement benefits expense other than service costs are included in Other expense - net.
Retirement Benefits Plans Assumptions
In 2018, 2019, and 2020, for purposes of determining liabilities related to the majority of its plans in the United States, the Company used mortality tables that are based on the Company's own experience and generational improvement scales that are based on MP-2018, MP-2019, and MP-2020, respectively.
To estimate the service and interest cost components of net periodic benefit cost for the vast majority of its defined benefits pension and other postretirement benefits plans, the Company used a spot rate approach by applying the specific spot rates along the yield curve used to measure the benefit obligation at the beginning of the period to the relevant projected cash flows.

Pension Plans

	United States pension plans			Non-United States pension plans
	2020	2019	2018	2020	2019	2018
Assumptions used to determine benefit obligation at year-end
Discount rate	2.48%	3.22%	4.28%	1.59%	2.02%	2.83%
Rate of compensation increase	3.12%	3.14%	3.14%	3.02%	3.05%	3.10%
Interest rate used to credit cash balance plans	2.02%	2.59%	3.13%	0.53%	0.54%	2.60%

Assumptions used to determine expense
Discount rate used to determine benefit obligation	3.22%	4.28%	3.64%	2.02%	2.83%	2.62%
Discount rate used to determine service cost	3.34%	4.39%	3.78%	2.78%	4.02%	3.54%
Discount rate used to determine interest cost	2.75%	3.94%	3.19%	1.82%	2.56%	2.31%
Expected long-term return on plan assets	7.25%	7.25%	7.52%	5.84%	6.42%	6.40%
Rate of compensation increase	3.14%	3.14%	3.15%	3.05%	3.10%	3.11%
Interest rate used to credit cash balance plans	2.59%	3.13%	3.02%	0.54%	2.60%	2.91%
The expected long-term rate of return on pension assets was determined for each country and reflects long-term historical data taking into account each plan's target asset allocation. The expected long-term rates of return on pension assets for United States pension plans and Non-United States pension plans for 2021 are 6.75% and 5.62%, respectively. The discount rates were determined using appropriate bond data for each country.
Other Postretirement Benefits Plans
Substantially all of the obligation for other postretirement benefits plans relates to United States plans. Assumptions used to determine other postretirement benefits obligations and expense follow:

	Other postretirement benefits plans
	2020	2019	2018
Assumptions used to determine benefit obligation at year-end
Discount rate	2.37%	3.13%	4.23%
Health care cost trend rate assumed for next year	7.05%	6.95%	7.10%
Ultimate health care cost trend rate	4.75%	4.75%	4.75%
Year ultimate health care cost trend rate is achieved	2030	2029	2028

Assumptions used to determine expense
Discount rate used to determine benefit obligation	3.13%	4.23%	3.55%
Discount rate used to determine service cost	3.25%	4.29%	3.62%
Discount rate used to determine interest cost	2.67%	3.85%	3.04%
Initial health care cost trend rate	6.95%	7.10%	8.25%
Ultimate health care cost trend rate	4.75%	4.75%	4.75%
Year ultimate health care cost trend rate is achieved	2029	2028	2027
Employer Contributions to Retirement Benefits Plans
Contributions to pension plans that Eaton expects to make in 2021, and made in 2020, 2019 and 2018, follow:

	2021	2020	2019	2018
United States plans	$236	$18	$17	$17
Non-United States plans	101	104	102	109
Total contributions	$337	$122	$119	$126

The following table provides the estimated pension and other postretirement benefit payments for each of the next five years, and the five years thereafter in the aggregate. For other postretirement benefits liabilities, the expected subsidy receipts related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 would reduce the gross payments listed below.

	Estimated United States pension payments	Estimated non-United States pension payments	Estimated other postretirement benefit payments
			Gross	Medicare prescription drug subsidy
2021	$406	$100	$28	$(1)
2022	298	101	31	—
2023	289	105	27	—
2024	280	107	26	—
2025	272	112	24	—
2026 - 2030	1,218	613	107	(1)
Pension Plan Assets
Investment policies and strategies are developed on a country specific basis. The United States plans, representing 62% of worldwide pension assets, and the United Kingdom plans representing 30% of worldwide pension assets, are invested primarily for growth, as the majority of the assets are in plans with active participants and ongoing accruals. In general, the plans have their primary allocation to diversified global equities, primarily through index funds in the form of common collective and other trusts. The United States plans' target allocation is 25% United States equities, 25% non-United States equities, 8% real estate (primarily equity of real estate investment trusts), 37% debt securities and 5% other, including private equity and cash equivalents. The United Kingdom plans' target asset allocations are 48% equities and the remainder in debt securities, cash equivalents and real estate investments. The equity risk for the plans is managed through broad geographic diversification and diversification across industries and levels of market capitalization. The majority of debt allocations for these plans are longer duration government and corporate debt. The United States, United Kingdom and Canada pension plans are authorized to use derivatives to achieve more economically desired market exposures and to use futures, swaps and options to gain or hedge exposures.
Fair Value Measurements
Financial instruments included in pension and other postretirement benefits plan assets are categorized into a fair value hierarchy of three levels, based on the degree of subjectivity inherent in the valuation methodology as follows:
Level 1 -Quoted prices (unadjusted) for identical assets in active markets.
Level 2 -Quoted prices for similar assets in active markets, and inputs that are observable for the asset, either directly or indirectly, for substantially the full term of the financial instrument.
Level 3 -Unobservable prices or inputs.
Certain investments that are measured at fair value using the net asset value per share practical expedient have not been categorized in the fair value hierarchy and are being presented in the tables to permit a reconciliation to total plan assets.

Pension Plans
A summary of the fair value of pension plan assets at December 31, 2020 and 2019, follows:

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)[1]
2020
Common collective trusts
Non-United States equity and global equities	$610	$—	$610	$—
United States equity	73	—	73	—
Fixed income	681	—	681	—
Fixed income securities	1,021	—	1,021	—
United States treasuries	316	316	—	—
Bank loans	110	—	110	—
Real estate	419	221	14	184
Cash equivalents	184	71	113	—
Exchange traded funds	88	88	—	—
Other	213	—	39	174
Common collective and other trusts measured at net asset value	1,987
Money market funds measured at net asset value	6
Pending purchases and sales of plan assets, and interest receivable	(108)
Total pension plan assets	$5,600	$696	$2,661	$358
1 These pension plan assets include private real estate, private credit and private equity funds that generally have redemption notice periods of six months or longer, and are not eligible for redemption until the underlying assets are liquidated or distributed. The Company has unfunded commitments to these funds of approximately $254 at December 31, 2020, which will be satisfied by a reallocation of pension plan assets.

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

The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed during 2019 and 2020 due to the following:

	Real estate	Other	Total
Balance at January 1, 2019	$21	$75	$96
Actual return on plan assets:
Gains (losses) relating to assets still held at year-end	4	12	16
Purchases, sales, settlements - net	36	42	78
Transfers into or out of Level 3	—	—	—
Balance at December 31, 2019	61	129	190
Actual return on plan assets:
Gains (losses) relating to assets still held at year-end	2	12	14
Purchases, sales, settlements - net	121	33	154
Transfers into or out of Level 3	—	—	—
Balance at December 31, 2020	$184	$174	$358

Other Postretirement Benefits Plans
A summary of the fair value of other postretirement benefits plan assets at December 31, 2020 and 2019, follows:

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
2020
Cash equivalents	$3	$3	$—	$—
Common collective and other trusts measured at net asset value	17
Total other postretirement benefits plan assets	$20	$3	$—	$—

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
2019
Cash equivalents	$5	$5	$—	$—
Common collective and other trusts measured at net asset value	18
Total other postretirement benefits plan assets	$23	$5	$—	$—
Valuation Methodologies
Following is a description of the valuation methodologies used for pension and other postretirement benefits plan assets measured at fair value. There have been no changes in the methodologies used at December 31, 2020 and 2019.
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
Real estate - Consists of direct investments in the stock of publicly traded companies and investments in pooled funds that invest directly in real estate. The publicly traded companies are valued based on the closing price reported in an active market on which the individual securities are traded and as such are classified as Level 1. The pooled funds rely on appraisal-based valuations and as such are classified as Level 3.

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
For additional information regarding fair value measurements, see Note 14.
Defined Contribution Plans
The Company has various defined contribution benefit plans, primarily consisting of the plans in the United States. The total contributions related to these plans are charged to expense and were as follows:

2020	$111
2019	130
2018	124

Note 10. COMMITMENTS AND CONTINGENCIES
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

Environmental Contingencies
Eaton has established policies to ensure that its operations are conducted in keeping with good corporate citizenship and with a positive commitment to the protection of the natural and workplace environments. The Company requires that its manufacturing facilities be certified to ISO 14001, an international standard for environmental management systems. The Company routinely reviews EHS performance at each of its facilities and continuously strives to improve pollution prevention.
Eaton is involved in remedial response and voluntary environmental remediation at a number of sites, including certain of its currently-owned or formerly-owned plants. The Company has also been named a potentially responsible party under the United States federal Superfund law, or the state equivalents thereof, at a number of disposal sites. The Company became involved in these sites as a result of government action or in connection with business acquisitions. At the end of 2020, the Company was involved with a total of 114 sites worldwide, including the Superfund sites mentioned above, with none of these sites being individually significant to the Company.
Remediation activities, generally involving soil and/or groundwater contamination, include pre-cleanup activities such as fact finding and investigation, risk assessment, feasibility study, design and action planning, performance (where actions may range from monitoring, to removal of contaminants, to installation of longer-term remediation systems), and operation and maintenance of a remediation system. The extent of expected remediation activities and costs varies by site. A number of factors affect the cost of environmental remediation, including the number of parties involved at a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing advancement of remediation technology. Taking these factors into account, Eaton has estimated the costs of remediation, which will be paid over a period of years. The Company accrues an amount on an undiscounted basis, consistent with the estimates of these costs, when it is probable that a liability has been incurred. Actual results may differ from these estimates. At December 31, 2020 and 2019, the Company had an accrual totaling $103 and $104, respectively, for these costs.
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

	2020	2019	2018
Balance at January 1	$187	$176	$188
Provision	100	204	139
Settled	(130)	(175)	(145)
Other	2	(2)	(6)
Warranty accruals reclassified to held for sale	(8)	(16)	—
Balance at December 31	$151	$187	$176

Note 11. INCOME TAXES
Eaton Corporation plc is domiciled in Ireland. Income (loss) before income taxes and income tax (benefit) expense are summarized below based on the geographic location of the operation to which such earnings and income taxes are attributable.

	Income (loss) before income taxes
	2020	2019	2018
Ireland	$(132)	$(201)	$(365)
Foreign	1,878	2,792	2,789
Total income before income taxes	$1,746	$2,591	$2,424

	Income tax expense (benefit)
	2020	2019	2018
Current
Ireland	$15	$26	$47
Foreign	441	410	370
Total current income tax expense	456	436	417

Deferred
Ireland	—	3	6
Foreign	(125)	(61)	(145)
Total deferred income tax expense (benefit)	(125)	(58)	(139)
Total income tax expense	$331	$378	$278

Reconciliations of income taxes from the Ireland national statutory rate of 25% to the consolidated effective income tax rate follow:

	2020	2019	2018
Income taxes at the applicable statutory rate	25.0%	25.0%	25.0%

Ireland operations
Ireland tax on trading income	(0.3)%	(1.0)%	(2.0)%
Nondeductible interest expense	2.7%	3.9%	7.8%
Ireland Other - net	0.4%	0.1%	0.1%

Foreign operations
Nondeductible goodwill – sale of business	5.3%	—%	—%
Tax on foreign currency loss	—%	—%	(1.6)%
Earnings taxed at other than the applicable statutory tax rate	(16.0)%	(14.8)%	(19.6)%
Other items	2.3%	3.3%	2.1%

Worldwide operations
Adjustments to tax liabilities	(0.6)%	(0.5)%	1.1%
Adjustments to valuation allowances	0.2%	(1.4)%	(1.4)%
Effective income tax expense rate	19.0%	14.6%	11.5%
During 2020, income tax expense of $331 was recognized (an effective tax rate of 19.0%) compared to income tax expense of $378 in 2019 (an effective tax rate of 14.6%) and income tax expense of $278 in 2018 (an effective tax rate of 11.5%). The increase in the effective tax rate from 14.6% in 2019 to 19.0% in 2020 was primarily due to the tax expense on the gain from the sale of the Lighting business discussed in Note 2, partially offset by a tax benefit on the restructuring charges discussed in Note 16. The 2018 effective tax rate of 11.5% was lower than the 2019 effective tax rate of 14.6% primarily due to the tax impact of the 2018 arbitration decision expense discussed in Note 10.

With the exception of a $6 liability related to foreign subsidiaries considered as held for sale, no provision has been made for income taxes on undistributed earnings of foreign subsidiaries of approximately $28.9 billion at December 31, 2020, since it is the Company's intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries. The Company expects to deploy capital to those markets which offer particularly attractive growth opportunities. The cash that is permanently reinvested is typically used to expand operations either organically or through acquisitions. It is not practicable to estimate the additional income taxes and applicable withholding taxes that would be payable on the remittance of such undistributed earnings.
Worldwide income tax payments, net of tax refunds, follow:

2020	$391
2019	425
2018	379
Deferred Income Tax Assets and Liabilities
Components of noncurrent deferred income taxes follow:

	2020	2019
	Noncurrent assets and liabilities	Noncurrent assets and liabilities
Accruals and other adjustments
Employee benefits	$553	$514
Depreciation and amortization	(1,101)	(1,245)
Other accruals and adjustments	505	498
Ireland income tax loss carryforwards	1	1
Foreign income tax loss carryforwards	1,815	1,826
Foreign income tax credit carryforwards	309	349
Valuation allowance for income tax loss and income tax credit carryforwards	(1,863)	(1,914)
Other valuation allowances	(67)	(52)
Total deferred income taxes	152	(23)
Deferred income taxes reported as held for sale	3	1
Deferred income taxes	$149	$(24)

At December 31, 2020, Eaton Corporation plc and its foreign subsidiaries had income tax loss carryforwards and income tax credit carryforwards that are available to reduce future taxable income or tax liabilities. These carryforwards and their respective expiration dates are summarized below:

	2021 through 2025	2026 through 2030	2031 through 2035	2036 through 2045	Not subject to expiration	Valuation allowance
Ireland income tax loss carryforwards	$—	$—	$—	$—	$8	$—
Ireland deferred income tax assets for income tax loss carryforwards	—	—	—	—	1	(1)
Foreign income tax loss carryforwards	641	7,427	893	251	3,067	—
Foreign deferred income tax assets for income tax loss carryforwards	88	690	235	76	751	(1,655)
Foreign deferred income tax assets for income tax loss carryforwards after ASU 2013-11	76	686	226	76	751	(1,655)
Foreign income tax credit carryforwards	110	169	38	2	51	(207)
Foreign income tax credit carryforwards after ASU 2013-11	74	144	38	2	51	(207)

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
Unrecognized Income Tax Benefits
A summary of gross unrecognized income tax benefits follows:

	2020	2019	2018
Balance at January 1	$1,001	$913	$735
Increases and decreases as a result of positions taken during prior years
Transfers from valuation allowances	—	15	2
Other increases, including currency translation	10	22	164
Other decreases, including currency translation	(10)	(10)	(35)
Increases related to acquired businesses	7	—	—
Increases as a result of positions taken during the current year	58	80	69
Decreases relating to settlements with tax authorities	(26)	(16)	(3)
Decreases as a result of a lapse of the applicable statute of limitations	(4)	(3)	(19)
Balance at December 31	$1,036	$1,001	$913

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
If all unrecognized income tax benefits were recognized, the net impact on the provision for income tax expense would be $681, which includes the impact of deferred tax netting pursuant to ASU 2013-11.
As of December 31, 2020 and 2019, Eaton had accrued approximately $110 and $93, respectively, for the payment of worldwide interest and penalties, which are not included in the table of unrecognized income tax benefits above. Eaton recognizes interest and penalties related to unrecognized income tax benefits in the provision for income tax expense.

The resolution of the majority of Eaton's unrecognized income tax benefits is dependent upon uncontrollable factors such as the prospect of retroactive regulations, new case law, and the willingness of the income tax authority to settle the issue, including the timing thereof. Therefore, for the majority of unrecognized income tax benefits, it is not reasonably possible to estimate the increase or decrease in the next 12 months. For each of the unrecognized income tax benefits where it is possible to estimate the increase or decrease in the balance within the next 12 months, the Company does not anticipate any significant change.
Eaton or its subsidiaries file income tax returns in Ireland and many countries around the world. With only a few exceptions, Irish and non-United States subsidiaries of Eaton are no longer subject to examinations for years before 2012.
The United States Internal Revenue Service (“IRS”) has completed its examination of the consolidated income tax returns of the Company’s United States subsidiaries (“Eaton US”) for 2005 through 2010 and has issued Statutory Notices of Deficiency (Notices) as discussed below. The statute of limitations on these tax years remains open until the matters are resolved. The IRS has also completed its examination of the consolidated income tax returns of Eaton US for 2011 through 2013 and has issued proposed adjustments as discussed below. The statute of limitations on these tax years remains open until December 31, 2021. The IRS is currently examining tax years 2014 through 2016. The statute of limitations for tax years 2014 through 2016 is open until December 31, 2021. Tax years 2017 through 2019 are still subject to examination by the IRS.
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
In 2018 the IRS completed its examination of the Eaton US tax years 2011 through 2013 and has proposed adjustments to certain transfer pricing tax positions, including adjustments similar to those proposed in the 2011 and 2014 Notices for products manufactured in the Company’s facilities in Puerto Rico and the Dominican Republic and sold to affiliated companies located in the United States. The IRS also proposed adjustments involving the recognition of income for several of Eaton US’s controlled foreign corporation, which is the same issue included in the 2014 Notice described above and subject to litigation in Tax Court. The Company is pursuing its administrative appeals alternatives with respect to the IRS adjustments and believes that final resolution of the proposed adjustments will not have a material impact on its consolidated financial statements.

During 2010, the Company received a tax assessment, which included interest and penalties, in Brazil for the tax years 2005 through 2008 that relates to the amortization of certain goodwill generated from the acquisition of third-party businesses and corporate reorganizations. In 2018 the Company received an unfavorable result at the final tax administrative appeals level, resulting in an alleged tax deficiency of $24 plus $67 of interest and penalties (translated at the December 31, 2020 exchange rate). During 2014, the Company received a tax assessment, which included interest and penalties, for the 2009 through 2012 tax years (primarily relating to the same issues concerning the 2005 through 2008 tax years). In November 2019, the Company received an unfavorable result at the final tax administrative appeals level, resulting in an alleged tax deficiency of $26 plus $91 of interest and penalties (translated at the December 31, 2020 exchange rate). The Company is challenging both of the assessments in the judicial system. Challenges in the judicial system are expected to take up to 10 years to resolve and require provision of certain assets as security for the alleged deficiencies. As of December 31, 2020, the Company pledged Brazilian real estate assets with net book value of $10 (translated at the December 31, 2020 exchange rate). During January 2021, the Company pledged additional Brazilian real estate assets with net book value of $5 and provided additional security in the form of a bond of $78 and cash deposit of $3 (translated at the December 31, 2020 exchange rate). The Company continues to believe that final resolution of both of the assessments will not have a material impact on its consolidated financial statements.

Note 12. EATON SHAREHOLDERS' EQUITY
There are 750 million Eaton ordinary shares authorized ($0.01 par value per share), 398.1 million and 413.3 million of which were issued and outstanding at December 31, 2020 and 2019, respectively. Eaton's Memorandum and Articles of Association authorized 40 thousand deferred ordinary shares (€1.00 par value per share) and 10 thousand preferred A shares ($1.00 par value per share), all of which were issued and outstanding at December 31, 2020 and 2019, and 10 million serial preferred shares ($0.01 par value per share), none of which is outstanding at December 31, 2020 and 2019. At December 31, 2020, there were 11,390 holders of record of Eaton ordinary shares. Additionally, 16,400 current and former employees were shareholders through participation in the Eaton Savings Plan, the Eaton Personal Investment Plan, or the Eaton Puerto Rico Retirement Savings Plan.
On February 27, 2019, the Board of Directors adopted a new share repurchase program for share repurchases up to $5,000 of ordinary shares (2019 Program). Under the 2019 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During 2020 and 2019, 17.1 million and 12.5 million ordinary shares, respectively, were repurchased under the 2019 Program in the open market at a total cost of $1,608 and $1,000, respectively.
Eaton has deferral plans that permit certain employees and directors to defer a portion of their compensation. A trust contains $3 and $5 of ordinary shares and marketable securities at December 31, 2020 and 2019, respectively, to fund a portion of these liabilities. The marketable securities were included in Other assets and the ordinary shares were included in Shareholders' equity at historical cost.
On February 24, 2021, Eaton's Board of Directors declared a quarterly dividend of $0.76 per ordinary share, a 4% increase over the dividend paid in the fourth quarter of 2020. The dividend is payable on March 30, 2021 to shareholders of record on March 16, 2021.

Comprehensive Income (Loss)
Comprehensive income (loss) consists primarily of net income, currency translation and related hedging instruments, changes in unrecognized costs of pension and other postretirement benefits, and changes in the effective portion of open derivative contracts designated as cash flow hedges. The following table summarizes the pre-tax and after-tax amounts recognized in Comprehensive income (loss):

	2020		2019		2018
	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Currency translation and related hedging instruments
Gain (loss) from currency translation and related hedging instruments	$154	$164	$15	$16	$(613)	$(609)
Translation reclassified to earnings	37	37	—	—	—	—
	191	201	15	16	(613)	(609)

Pensions and other postretirement benefits
Prior service credit (cost) arising during the year	(1)	(1)	(2)	(2)	(25)	(20)
Net gain (loss) arising during the year	(263)	(203)	(294)	(232)	(358)	(274)
Currency translation	(48)	(37)	(16)	(13)	37	29
Other	(2)	(1)	—	—	—	5
Amortization of actuarial loss and prior service cost reclassified to earnings	221	169	148	117	168	121
	(93)	(73)	(164)	(130)	(178)	(139)

Cash flow hedges
Gain (loss) on derivatives designated as cash flow hedges	(60)	(47)	(33)	(27)	(8)	(6)
Changes in cash flow hedges reclassified to earnings	17	14	(5)	(4)	16	13
Cash flow hedges, net of reclassification adjustments	(43)	(33)	(38)	(31)	8	7
Other comprehensive income (loss) attributable to Eaton ordinary shareholders	$55	$95	$(187)	$(145)	$(783)	$(741)
The changes in Accumulated other comprehensive loss follow:

	Currency translation and related hedging instruments	Pensions and other postretirement benefits	Cash flow hedges	Total
Balance at January 1, 2020	$(2,848)	$(1,408)	$(34)	$(4,290)
Other comprehensive income (loss) before reclassifications	164	(242)	(47)	(125)
Amounts reclassified from Accumulated other comprehensive loss (income)	37	169	14	220
Net current-period Other comprehensive income (loss)	201	(73)	(33)	95
Balance at December 31, 2020	$(2,647)	$(1,481)	$(67)	$(4,195)

The reclassifications out of Accumulated other comprehensive loss follow:

	December 31, 2020	Consolidated Statements of Income classification
Currency translation losses
Sale of business	$(37)	Gain on sale of business
Tax benefit	—
Total, net of tax	(37)

Amortization of defined benefits pension and other postretirement benefits items
Actuarial loss and prior service cost	(221)	[1]
Tax benefit	52
Total, net of tax	(169)

Gains and (losses) on cash flow hedges
Currency exchange contracts	(18)	Net sales and Cost of products sold
Commodity contracts	1	Cost of products sold
Tax benefit	3
Total, net of tax	(14)

Total reclassifications for the period	$(220)
1 These components of Accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 9 for additional information about defined benefits pension and other postretirement benefits items.
Net Income Per Share Attributable to Eaton Ordinary Shareholders
A summary of the calculation of net income per share attributable to Eaton ordinary shareholders follows:

(Shares in millions)	2020	2019	2018
Net income attributable to Eaton ordinary shareholders	$1,410	$2,211	$2,145

Weighted-average number of ordinary shares outstanding - diluted	404.0	420.8	436.9
Less dilutive effect of equity-based compensation	1.8	1.8	2.6
Weighted-average number of ordinary shares outstanding - basic	402.2	419.0	434.3

Net income per share attributable to Eaton ordinary shareholders
Diluted	$3.49	$5.25	$4.91
Basic	3.51	5.28	4.93
In 2020, 2019, and 2018, 0.6 million, 0.8 million, and 0.5 million stock options, respectively, were excluded from the calculation of diluted net income per share attributable to Eaton ordinary shareholders because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive.

Note 13. EQUITY-BASED COMPENSATION
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
Restricted Stock Units and Awards
Restricted stock units (RSUs) and restricted stock awards (RSAs) have been issued to certain employees and directors. The fair value of RSUs and RSAs are determined based on the closing market price of the Company’s ordinary shares at the date of grant. The RSUs entitle the holder to receive one ordinary share for each RSU upon vesting, generally over three years. RSAs are issued and outstanding at the time of grant, but remain subject to forfeiture until vested, generally over ten years. A summary of the RSU and RSA activity for 2020 follows:

(Restricted stock units and awards in millions)	Number of restricted stock units and awards	Weighted-average fair value per unit and award
Non-vested at January 1	1.7	$76.79
Granted	0.7	97.75
Vested	(0.8)	78.58
Forfeited	(0.1)	85.21
Non-vested at December 31	1.5	$85.09
Information related to RSUs and RSAs follows:

	2020	2019	2018
Pre-tax expense for RSUs and RSAs	$58	$57	$59
After-tax expense for RSUs and RSAs	46	45	46
Fair value of vested RSUs and RSAs	75	103	71
As of December 31, 2020, total compensation expense not yet recognized related to non-vested RSUs and RSAs was $73, and the weighted-average period in which the expense is expected to be recognized is 2.1 years. Excess tax benefit for RSUs and RSAs totaled $2, $3 and $3 for 2020, 2019, and 2018, respectively.

Performance Share Units
Performance share units (PSUs) have been issued to certain employees that vest based on the satisfaction of a three-year service period and total shareholder return relative to that of a group of peers. Awards earned at the end of the three-year vesting period range from 0% to 200% of the targeted number of PSUs granted based on the ranking of total shareholder return of the Company, assuming reinvestment of all dividends, relative to a defined peer group of companies. Equity-based compensation expense for these PSUs is recognized over the period during which an employee is required to provide service in exchange for the award. Upon vesting, dividends that have accumulated during the vesting period are paid on earned awards.
The Company uses a Monte Carlo simulation to estimate the fair value of PSUs with market conditions. The principal assumptions utilized in valuing these PSUs include the expected stock price volatility (based on the most recent 3-year period as of the grant date) and the risk-free interest rate (an estimate based on the yield of United States Treasury zero coupon bonds with a three-year maturity as of the grant date). A summary of the assumptions used in determining fair value of these PSUs follows:

	2020	2019	2018
Expected volatility	21%	21%	22%
Risk-free interest rate	1.16%	2.42%	2.38%
Weighted-average fair value of PSUs granted	$121.01	$92.50	$100.86

A summary of these PSUs that vested follows:

(Performance share units in millions)	2020	2019	2018
Percent payout	178%	130%	116%
Shares vested	0.4	0.3	0.5
A summary of the 2020 activity for these PSUs follows:

(Performance share units in millions)	Number of performance share units	Weighted-average fair value per unit
Non-vested at January 1	0.6	$96.14
Granted[1]	0.2	121.01
Adjusted for performance results achieved[2]	0.2	100.86
Vested	(0.4)	100.86
Forfeited	(0.1)	101.56
Non-vested at December 31	0.5	$105.47
1 Performance shares granted assuming the Company will perform at target relative to peers.
2 Adjustments for the number of shares vested under the 2018 awards at the end of the three-year performance period ended December 31, 2020, being higher than the target number of shares.
Information related to PSUs follows:

	2020	2019	2018
Pre-tax expense for PSUs	$25	$21	$28
After-tax expense for PSUs	20	17	22
As of December 31, 2020, total compensation expense not yet recognized related to non-vested PSUs was $31 and the weighted-average period in which the expense is to be recognized is 1.7 years. Excess tax benefit for PSUs totaled $3 and $1 in 2020 and 2019, respectively, and there was no excess tax benefit for PSUs in 2018.
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

	2020	2019	2018
Expected volatility	24%	23%	26%
Expected option life in years	6.6	6.6	6.7
Expected dividend yield	3.2%	3.2%	3.0%
Risk-free interest rate	0.5 to 1.5%	1.9 to 2.6%	2.6 to 2.9%
Weighted-average fair value of stock options granted	$15.55	$14.08	$16.93

A summary of stock option activity follows:

(Options in millions)	Weighted-average exercise price per option	Options	Weighted-average remaining contractual life in years	Aggregate intrinsic value
Outstanding at January 1, 2020	$69.95	4.1
Granted	98.16	0.7
Exercised	63.49	(1.1)
Forfeited and canceled	83.42	(0.1)
Outstanding at December 31, 2020	$76.93	3.6	6.4	$156.6

Exercisable at December 31, 2020	$70.02	2.4	5.3	$117.9
Reserved for future grants at December 31, 2020		24.8
The aggregate intrinsic value in the table above represents the total excess of the $120.14 closing price of Eaton ordinary shares on the last trading day of 2020 over the exercise price of the stock option, multiplied by the related number of options outstanding and exercisable. The aggregate intrinsic value is not recognized for financial accounting purposes and the value changes based on the daily changes in the fair market value of the Company's ordinary shares.
Information related to stock options follows:

	2020	2019	2018
Pre-tax expense for stock options	$9	$9	$11
After-tax expense for stock options	7	7	9
Proceeds from stock options exercised	70	67	29
Income tax benefit related to stock options exercised
Tax benefit classified in operating activities in the Consolidated Statements of Cash Flows	10	4	3
Intrinsic value of stock options exercised	50	29	17
Total fair value of stock options vested	$9	$9	$11

Stock options exercised, in millions of options	1.1	1.2	0.6
As of December 31, 2020, total compensation expense not yet recognized related to non-vested stock options was $10, and the weighted-average period in which the expense is expected to be recognized is 1.8 years.

Note 14. FAIR VALUE MEASUREMENTS
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
A summary of financial instruments recognized at fair value, and the fair value measurements used, follows:

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
2020
Cash	$438	$438	$—	$—
Short-term investments	664	664	—	—
Net derivative contracts	31	—	31	—

2019
Cash	$370	$370	$—	$—
Short-term investments	221	221	—	—
Net derivative contracts	53	—	53	—
Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities. No financial instruments were measured using unobservable inputs.
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $8,057 and fair value of $9,075 at December 31, 2020 compared to $8,067 and $8,638, respectively, at December 31, 2019. The fair value of Eaton's debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and is considered a Level 2 fair value measurement.
Short-Term Investments
Eaton invests excess cash generated from operations in short-term marketable investments. A summary of the carrying value, which approximates the fair value due to the short-term maturities of these investments, follows:

	2020	2019
Time deposits and certificates of deposit with banks	$168	$150
Money market investments	496	71
Total short-term investments	$664	$221

Note 15. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
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
Eaton uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against foreign currency exposure (net investment hedges). Foreign currency denominated debt designated as non-derivative net investment hedging instruments had a carrying value on an after-tax basis of $2,020 and $1,845 at December 31, 2020 and 2019, respectively. See Note 8 for additional information about debt.
Interest Rate Risk
Eaton has entered into fixed-to-floating interest rate swaps to manage interest rate risk of certain long-term debt. These interest rate swaps are accounted for as fair value hedges of certain long-term debt. The maturity of the swap corresponds with the maturity of the debt instrument as noted in the table of long-term debt in Note 8. Eaton also entered into several forward starting floating-to-fixed interest rate swaps to manage interest rate risk on a future anticipated debt issuance.

A summary of interest rate swaps outstanding at December 31, 2020, follows:
Fixed-to-Floating Interest Rate Swaps

Notional amount	Fixed interest rate received	Floating interest rate paid	Basis for contracted floating interest rate paid
$275	3.47%	2.25%	1 month LIBOR + 1.74%
100	8.10%	6.42%	1 month LIBOR + 5.90%
1,400	2.75%	1.20%	1 month LIBOR + 0.58%
200	3.68%	1.58%	1 month LIBOR + 1.07%
25	7.63%	3.16%	6 month LIBOR + 2.48%
50	7.65%	3.03%	6 month LIBOR + 2.57%
25	5.45%	1.02%	6 month LIBOR + 0.28%

Forward Starting Floating-to-Fixed Interest Rate Swaps

Notional amount	Floating interest rate to be received	Fixed interest rate to be paid	Basis for contracted floating interest rate received
$50	—%	3.10%	3 month LIBOR + 0.00%
50	—%	3.06%	3 month LIBOR + 0.00%
50	—%	2.80%	3 month LIBOR + 0.00%
50	—%	2.81%	3 month LIBOR + 0.00%
50	—%	2.64%	3 month LIBOR + 0.00%
50	—%	2.64%	3 month LIBOR + 0.00%
50	—%	2.30%	3 month LIBOR + 0.00%
50	—%	2.08%	3 month LIBOR + 0.00%
50	—%	1.77%	3 month LIBOR + 0.00%
50	—%	1.51%	3 month LIBOR + 0.00%
50	—%	1.50%	3 month LIBOR + 0.00%
50	—%	1.20%	3 month LIBOR + 0.00%
50	—%	1.14%	3 month LIBOR + 0.00%
50	—%	0.81%	3 month LIBOR + 0.00%
50	—%	1.24%	3 month LIBOR + 0.00%
50	—%	1.31%	3 month LIBOR + 0.00%
50	—%	0.71%	3 month LIBOR + 0.00%
50	—%	0.78%	3 month LIBOR + 0.00%

Derivative Financial Statement Impacts
The fair value of derivative financial instruments recognized in the Consolidated Balance Sheets follows:

	Notional amount	Other current assets	Other noncurrent assets	Other current liabilities	Other noncurrent liabilities	Type of hedge	Term
December 31, 2020
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$2,075	$2	$100	$—	$—	Fair value	6 months to 14 years
Forward starting floating-to-fixed interest rate swaps	900	—	17	—	108	Cash flow	12 to 32 years
Currency exchange contracts	946	20	6	20	1	Cash flow	1 to 36 months
Commodity contracts	24	4	—	—	—	Cash flow	1 to 12 months
Total		$26	$123	$20	$109

Derivatives not designated as hedges
Currency exchange contracts	$5,227	$43		$34			1 to 12 months
Commodity contracts	18	2		—			1 month
Total		$45		$34

December 31, 2019
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$2,225	$—	$57	$—	$—	Fair value	12 months to 15 years
Forward starting floating-to-fixed interest rate swaps	500	—	3	—	42	Cash flow	13 to 33 years
Currency exchange contracts	1,146	14	3	11	6	Cash flow	1 to 36 months
Commodity contracts	9	—	—	—	—	Cash flow	1 to 9 months
Total		$14	$63	$11	$48

Derivatives not designated as hedges
Currency exchange contracts	$4,975	$48		$13			1 to 12 months
Commodity contracts	3	—		—			1 month
Total		$48		$13

The currency exchange contracts shown in the table above as derivatives not designated as hedges are primarily contracts entered into to manage currency volatility or exposure on intercompany receivables, payables and loans. While Eaton does not elect hedge accounting treatment for these derivatives, Eaton targets managing 100% of the intercompany balance sheet exposure to minimize the effect of currency volatility related to the movement of goods and services in the normal course of its operations. This activity represents the great majority of these currency exchange contracts. The cash flows resulting from the settlement of these derivatives have been classified in investing activities in the Consolidated Statement of Cash Flows.
As of December 31, 2020, the volume of outstanding commodity contracts that were entered into to hedge forecasted transactions:

Commodity	December 31, 2020		Term
Copper	7	millions of pounds	1 to 12 months
Gold	1,474	Troy ounces	1 to 12 months

The following amounts were recorded on the Consolidated Balance Sheets related to fixed-to-floating interest rate swaps:

	Carrying amount of the hedged assets (liabilities)		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged asset (liabilities) (a)
Location on Consolidated Balance Sheets	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Long-term debt	$(2,688)	$(2,838)	$(139)	$(97)
(a) At December 31, 2020 and 2019, these amounts include the cumulative liability amount of fair value hedging adjustments remaining for which the hedge accounting has been discontinued of $37 and $40, respectively.
The impact of hedging activities to the Consolidated Statements of Income are as follow:

	2020
	Net Sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$17,858	$12,408	$149

Gain (loss) on derivatives designated as cash flow hedges
Currency exchange contracts
Hedged item	$13	$5	$—
Derivative designated as hedging instrument	(13)	(5)	—

Commodity contracts
Hedged item	$—	$(1)	$—
Derivative designated as hedging instrument	—	1	—

Gain (loss) on derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps
Hedged item	$—	$—	$(45)
Derivative designated as hedging instrument	—	—	45

	2019
	Net Sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$21,390	$14,338	$199

Gain (loss) on derivatives designated as cash flow hedges
Currency exchange contracts
Hedged item	$7	$(12)	$—
Derivative designated as hedging instrument	(7)	12	—

Commodity contracts
Hedged item	$—	$—	$—
Derivative designated as hedging instrument	—	—	—

Gain (loss) on derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps
Hedged item	$—	$—	$(62)
Derivative designated as hedging instrument	—	—	62

The impact of derivatives not designated as hedges to the Consolidated Statements of Income are as follow:

	Gain (loss) recognized in Consolidated Statements of Income		Consolidated Statements of Income classification
	2020	2019
Gain (loss) on derivatives not designated as hedges
Currency exchange contracts	$72	$73	Interest expense - net
Commodity Contracts	4	—	Cost of products sold
Total	$76	$73

The impact of derivative and non-derivative instruments designated as hedges to the Consolidated Statements of Income and Comprehensive Income follow:

	Gain (loss) recognized in other comprehensive (loss) income		Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	2020	2019		2020	2019
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	$(52)	$(36)	Interest expense - net	$—	$—
Currency exchange contracts	(13)	3	Net sales and Cost of products sold	(18)	5
Commodity contracts	5	—	Cost of products sold	1	—
Non-derivative designated as net investment hedges
Foreign currency denominated debt	(173)	15	Interest expense - net	—	—
Total	$(233)	$(18)		$(17)	$5

At December 31, 2020, a gain of $4 of estimated unrealized net gains or losses associated with our cash flow hedges were expected to be reclassified to income from Accumulated other comprehensive loss within the next twelve months. These reclassifications relate to our designated foreign currency and commodity hedges that will mature in the next 12 months.

Note 16. RESTRUCTURING CHARGES
In the second quarter of 2020, Eaton decided to undertake a multi-year restructuring program to reduce its cost structure and gain efficiencies in its business segments and at corporate in order to respond to declining market conditions. Restructuring charges incurred under this program were $214 in 2020. These restructuring activities are expected to incur additional expenses of $61 and $5 in 2021 and 2022, respectively, primarily comprised of plant closing and other costs, resulting in total estimated charges of $280 for the entire program.
A summary of restructuring program charges follows:

2020
Workforce reductions	$172
Plant closing and other	42
Total before income taxes	214
Income tax benefit	44
Total after income taxes	$170
Per ordinary share - diluted	$0.42

Restructuring program charges related to the following segments:

2020
Electrical Americas	$18
Electrical Global	55
Aerospace	34
Vehicle	102
eMobility	1
Corporate	4
Total	$214

A summary of liabilities related to workforce reductions, plant closing and other associated costs follows:

	Workforce reductions	Plant closing and other	Total
Balance at January 1, 2020	$—	$—	$—
Liability recognized	172	42	214
Payments, utilization and translation	(33)	(39)	(72)
Balance at December 31, 2020	$139	$3	$142

These restructuring program charges were included in Cost of products sold, Selling and administrative expense, Research and development expense, or Other expense - net, as appropriate. In Business Segment Information, these restructuring program charges are treated as Corporate items. See Note 17 for additional information about business segments.

Note 17. BUSINESS SEGMENT AND GEOGRAPHIC REGION INFORMATION
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance. Eaton’s segments are as follows:
Electrical Americas and Electrical Global
The Electrical Americas segment consists of electrical components, industrial components, power distribution and assemblies, residential products, single and three phase power quality, wiring devices, circuit protection, utility power distribution, power reliability equipment, and services that are primarily produced and sold in North and America. The Electrical Global segment consists of electrical components, industrial components, power distribution and assemblies, single phase and three phase power quality, and services that are primarily produced and sold outside of North and South America; as well as hazardous duty electrical equipment, emergency lighting, fire detection, intrinsically safe explosion-proof instrumentation, and structural support systems that are produced and sold globally. The principal markets for these segments are industrial, institutional, governmental, utility, commercial, residential and information technology. These products are used wherever there is a demand for electrical power in commercial buildings, data centers, residences, apartment and office buildings, hospitals, factories, utilities, and industrial and energy facilities. The segments share certain common global customers, but a large number of customers are located regionally. Sales are made through distributors, resellers, and manufacturers' representatives, as well as directly to original equipment manufacturers, utilities, and certain other end users.
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
Vehicle
The Vehicle segment is a leader in the design, manufacture, marketing, and supply of: drivetrain, powertrain systems and critical components that reduce emissions and improve fuel economy, stability, performance, and safety of cars, light trucks, and commercial vehicles. Products include transmissions, clutches, hybrid power systems, superchargers, engine valves and valve actuation systems, cylinder heads, locking and limited slip differentials, transmission controls, and fuel vapor components for the global vehicle industry. The principal markets for the Vehicle segment are original equipment manufacturers and aftermarket customers of heavy-, medium-, and light-duty trucks, SUVs, CUVs, passenger cars and agricultural equipment.
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

Other Information
No single customer represented greater than 10% of net sales in 2020, 2019 or 2018, respectively.
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
For purposes of business segment performance measurement, the Company does not allocate items that are of a non-operating nature or are of a corporate or functional governance nature. Corporate expenses consist of all the Company's costs associated with acquisitions, divestitures, and gains and losses on the sale of certain businesses, restructuring program costs (Note 16) and corporate office expenses including compensation, benefits, occupancy, depreciation, and other administrative costs. Identifiable assets of the business segments exclude goodwill, other intangible assets, and general corporate assets, which principally consist of certain cash, short-term investments, deferred income taxes, certain accounts receivable, certain property, plant and equipment, and certain other assets.
Business Segment Information

	2020	2019	2018
Net sales
Electrical Americas	$6,680	$8,175	$7,914
Electrical Global	4,703	5,172	5,159
Hydraulics	1,842	2,204	2,392
Aerospace	2,223	2,480	2,335
Vehicle	2,118	3,038	3,489
eMobility	292	321	320
Total net sales	$17,858	$21,390	$21,609

Segment operating profit (loss)
Electrical Americas	$1,352	$1,549	$1,372
Electrical Global	750	897	833
Hydraulics	186	193	267
Aerospace	414	595	503
Vehicle	243	460	611
eMobility	(8)	17	44
Total segment operating profit	2,937	3,711	3,630

Corporate
Amortization of intangible assets	(354)	(367)	(382)
Interest expense - net	(149)	(199)	(258)
Pension and other postretirement benefits expense	(40)	(12)	(1)
Restructuring program charges	(214)	—	—
Arbitration decision expense	—	—	(275)
Other expense - net	(434)	(542)	(290)
Income before income taxes	1,746	2,591	2,424
Income tax expense	331	378	278
Net income	1,415	2,213	2,146
Less net income for noncontrolling interests	(5)	(2)	(1)
Net income attributable to Eaton ordinary shareholders	$1,410	$2,211	$2,145

	2020	2019	2018
Identifiable assets
Electrical Americas	$2,333	$2,360	$2,529
Electrical Global	2,334	2,319	2,121
Hydraulics	—	1,293	1,334
Aerospace	1,363	1,562	1,118
Vehicle	1,950	2,145	2,289
eMobility	180	141	139
Total identifiable assets	8,160	9,820	9,530
Goodwill	12,903	13,456	13,328
Other intangible assets	4,175	4,638	4,846
Corporate	4,099	3,514	3,388
Assets held for sale	2,487	1,377	—
Total assets	$31,824	$32,805	$31,092

Capital expenditures for property, plant and equipment
Electrical Americas	$95	$160	$139
Electrical Global	71	106	95
Hydraulics	41	80	98
Aerospace	59	61	48
Vehicle	77	127	143
eMobility	24	8	4
Total	367	542	527
Corporate	22	45	38
Total expenditures for property, plant and equipment	$389	$587	$565

Depreciation of property, plant and equipment
Electrical Americas	$101	$118	$121
Electrical Global	94	93	98
Hydraulics	—	58	56
Aerospace	53	37	36
Vehicle	98	102	104
eMobility	6	5	5
Total	352	413	420
Corporate	56	52	53
Total depreciation of property, plant and equipment	$408	$465	$473

Geographic Region Information
Net sales are measured based on the geographic destination of sales. Long-lived assets consist of property, plant and equipment - net.

	2020	2019	2018
Net sales
United States	$10,044	$12,336	$12,034
Canada	757	941	931
Latin America	939	1,312	1,442
Europe	3,818	4,311	4,553
Asia Pacific	2,300	2,490	2,649
Total	$17,858	$21,390	$21,609

Long-lived assets
United States	$1,510	$1,821	$1,898
Canada	25	24	20
Latin America	249	316	286
Europe	738	797	723
Asia Pacific	442	538	540
Total	$2,964	$3,496	$3,467

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Amounts are in millions of dollars or shares unless indicated otherwise (per share data assume dilution).
COMPANY OVERVIEW
Eaton Corporation plc (Eaton or the Company) is a power management company with 2020 net sales of $17.9 billion. Eaton’s mission is to improve the quality of life and the environment through the use of power management technologies and services. We provide sustainable solutions that help our customers effectively manage electrical, hydraulic and mechanical power – more safely, more efficiently and more reliably. Eaton has approximately 92,000 employees in 60 countries and sells products to customers in more than 175 countries.
Summary of Results of Operations
During 2020, the Company's results of operations were impacted by the COVID-19 pandemic. Organic sales were down 11% in 2020 primarily due to the impact from the COVID-19 pandemic. The divestitures of the Lighting and Automotive Fluid Conveyance businesses reduced sales, partially offset by growth from the acquisitions of Souriau-Sunbank Connection Technologies (Souriau-Sunbank) and Power Distribution, Inc.
In the second quarter of 2020, Eaton decided to undertake a multi-year restructuring program to reduce its cost structure and gain efficiencies in its business segments and at corporate in order to respond to declining market conditions. Restructuring charges incurred under this program were $214 in 2020. These restructuring activities are expected to incur additional expenses of $61 and $5 in 2021 and 2022, respectively, primarily comprised of plant closing and other costs, resulting in total estimated charges of $280 for the entire program. The projected mature year savings from these restructuring actions are expected to be $200 when fully implemented in 2023. Additional information related to this restructuring is presented in Note 16.
On February 25, 2020, Eaton acquired Power Distribution, Inc. (PDI) a leading supplier of mission critical power distribution, static switching, and power monitoring equipment and services for data centers and industrial and commercial customers. The company is headquartered in Richmond, Virginia, and had 2019 sales of $125. PDI is reported within the Electrical Americas business segment.
On March 2, 2020, Eaton sold its Lighting business to Signify N.V. for a cash purchase price of $1.4 billion. The Company recognized a pre-tax gain of $221. The Lighting business, which had sales of $1.6 billion in 2019 as part of the Electrical Americas business segment, serves customers in commercial, industrial, residential and municipal markets.
On January 21, 2020, Eaton entered into an agreement to sell its Hydraulics business to Danfoss A/S, a Danish industrial company, for $3.3 billion in cash. Eaton’s Hydraulics business is a global leader in hydraulics components, systems, and services for industrial and mobile equipment. The business had sales of $1.8 billion and $2.2 billion for the years ended December 31, 2020 and 2019, respectively. The transaction is subject to customary closing conditions and regulatory approvals and is expected to close by the end of the first quarter or early second quarter of 2021.
During the fourth quarter of 2019 and first quarter of 2020, the Company determined the Lighting business and Hydraulics business, respectively, met the criteria to be classified as held for sale. Therefore, assets and liabilities of these businesses have been presented as held for sale in the Consolidated Balance Sheets as of December 31, 2019 and December 31, 2020, respectively. Assets and liabilities classified as held for sale are measured at the lower of carrying value or fair value less costs to sell. There was no write-down as fair values of both the Lighting business and Hydraulics business assets less their costs to sell exceeded their respective carrying value. Depreciation and amortization expense is not recorded for the period in which Other long-lived assets are classified as held for sale.
On December 15, 2020, Eaton signed an agreement to acquire a 50 percent stake in HuanYu High Tech, a subsidiary of HuanYu Group that manufactures and markets low-voltage circuit breakers and contactors in China, and throughout the Asia-Pacific region. HuanYu High Tech had 2019 sales of $106 and has production operations in Wenzhou, China. The transaction is subject to customary closing conditions and regulatory approvals and is expected to close in the second quarter of 2021. Eaton expects to account for this investment on the equity method of accounting and will report it within the Electrical Global business segment.
On January 28, 2021, Eaton signed an agreement to acquire Tripp Lite, a leading supplier of power quality products and connectivity solutions including single-phase uninterruptible power supply systems, rack power distribution units, surge protectors, and enclosures for data centers, industrial, medical, and communications markets in the Americas. Under the terms of the agreement, Eaton will pay $1.65 billion for Tripp Lite. The transaction is subject to customary closing conditions and is expected to close in the middle of 2021. Tripp Lite will be reported within the Electrical Americas business segment.

On January 31, 2021, Eaton signed an agreement to acquire Cobham Mission Systems (CMS), a leading manufacturer of air-to-air refueling systems, environmental systems, and actuation primarily for defense markets. Under the terms of the agreement, Eaton will pay $2.83 billion. The transaction is subject to customary closing conditions and is expected to close in the second half of 2021. CMS will be reported within the Aerospace business segment.
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
On December 20, 2019, Eaton acquired the Souriau-Sunbank business of TransDigm Group Inc. for a cash purchase price of $907, net of cash received. Headquartered in Versailles, France, Souriau-Sunbank is a global leader in highly engineered electrical interconnect solutions for harsh environments in the aerospace, defense, industrial, energy, and transport markets. Eaton’s Consolidated Financial Statements include Souriau-Sunbank’s results of operations. Souriau-Sunbank's sales for the years ended December 31, 2020 and 2019 were $287 and $3, respectively. Souriau-Sunbank is reported within the Aerospace business segment.
On December 31, 2019, Eaton sold its Automotive Fluid Conveyance Business. The transaction resulted in a pre-tax loss of $66 which was recorded in Other expense - net. This business was reported within the Vehicle business segment.
During 2018, the Company's results of operations delivered strong sales growth as major global end markets expanded.
As discussed in Note 10, certain Eaton subsidiaries acquired in the 2012 acquisition of Cooper Industries have been ordered to pay $293 by an arbitration panel. The panel’s award, issued on August 23, 2018, relate to claims brought by Pepsi-Cola Metropolitan Bottling Company, Inc. (“Pepsi”) in 2011. A Texas state court confirmed the arbitration award at the confirmation hearing, which was held on October 12, 2018. On November 2, 2018, the Company appealed. On November 28, 2018, the Company paid the full judgment plus accrued post-judgment interest to Pneumo Abex and preserved its rights, including to appeal. On April 25, 2019, the appeal that Cooper Industries filed was dismissed. The impact of the arbitration award discussed in Note 10 was an after-tax expense of $206 in the third quarter of 2018, reducing earnings per share by $0.48.
Additional information related to acquisitions and divestitures of businesses, and the arbitration decision expense, is presented in Note 2 and Note 10, respectively.
A summary of Eaton’s Net sales, Net income attributable to Eaton ordinary shareholders, and Net income per share attributable to Eaton ordinary shareholders - diluted follows:

	2020	2019	2018
Net sales	$17,858	$21,390	$21,609
Net income attributable to Eaton ordinary shareholders	1,410	2,211	2,145
Net income per share attributable to Eaton ordinary shareholders - diluted	$3.49	$5.25	$4.91

COVID-19
The Company was impacted by the COVID-19 pandemic in 2020. Organic sales were down 11% in 2020 primarily due to the impact from the COVID-19 pandemic. The Company monitors the pandemic’s impact throughout the world, including guidance from governmental authorities and world health organizations. Our businesses are focused on cost control to offset the volume declines. During 2020, the Company implemented the following actions:
•Reduction of senior executive base salaries in the second and third quarters
•Reduction in cash retainer for non-employee members of the Board of Directors of 50% and 25% in the second and third quarters, respectively
•Implementation of unpaid leave programs
•Elimination of merit increases for all of 2020
•Reduction of discretionary expenses and implementation of travel and hiring freezes
•Elimination of nonessential capital spending
We anticipate that several of our markets will take some time to recover. Therefore in the second quarter of 2020, we decided to undertake a multi-year restructuring program discussed in Note 16 to deal with that weakness. The principal end markets affected are commercial aerospace, oil and gas, NAFTA Class 8 trucks, and North American/European light vehicles.
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
The Company is doing the following to protect the safety and health of its workforce, as well as support customer's needs during this pandemic:
Protect our employees
•Trained our employees at sites around the world in cleaning and disinfecting protocols
•Enacted social distancing procedures, staggered shifts, a rotating office work schedule, and modified workspace and meeting space layouts
•Requiring employees to stay at home if they are feeling ill, and encouraging increased hand washing and hygiene practices across all sites
•Advised employees to take advantage of flexible work options
•Restricting visitors to all sites
•Consulting regularly with doctors and health care organizations
•Updating the Company's response plans as new information becomes available
In the event an employee suspects they have been exposed to COVID-19, or testing confirms it, sites will implement a response plan that includes:
•Mandatory quarantines
•Communication with all who may have been exposed
•Disinfecting work stations and common areas
•Shutting down the facility if warranted
These actions are aligned with preventive health protocols of governmental authorities and health organizations including the Centers for Disease Control (U.S.) and the World Health Organization.
Support our customers
Eaton has activated its business continuity management plans across the organization, which includes:
•Staying in close contact with our suppliers to manage the supply chain
•Equipping our service technicians with additional personal protective equipment as needed
•Coordinating with local, state and national governments
•Following governmental and health authorities' guidelines

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

Acquisition and Divestiture Charges
Eaton incurs integration charges and transaction costs to acquire businesses, and transaction costs and other charges to divest and exit businesses. Eaton also recognizes gains and losses on the sale of businesses. A summary of these Corporate items follows:

	2020	2019	2018
Acquisition integration, divestiture charges and transactions costs	$288	$198	$—
Gain on the sale of the Lighting business	(221)	—	—
Total before income taxes	67	198	—
Income tax expense (benefit)	66	(24)	—
Total after income taxes	$133	$174	$—
Per ordinary share - diluted	$0.33	$0.42	$—
Acquisition integration, divestiture charges and transaction costs in 2020 are primarily related to the planned divestiture of the Hydraulics business, the divestiture of the Lighting business, the acquisitions of Souriau-Sunbank, Ulusoy Elektrik, and PDI, and other charges to exit businesses, and were included in Cost of products sold, Selling and administrative expense, Research and development expense, and Other expense - net.
Charges in 2019 related to the divestiture of the Lighting business, the acquisitions of Ulusoy Elektrik, ISG, and Souriau-Sunbank, the loss on the sale of the Automotive Fluid Conveyance business, and other charges to exit businesses, and were included in Cost of products sold, Selling and administrative expense, Research and development expense, and Other expense - net. In Business Segment Information in Note 17, these charges were included in Other expense - net.

Consolidated Financial Results

	2020	Change from 2019	2019	Change from 2018	2018
Net sales	$17,858	(17)%	$21,390	(1)%	$21,609
Gross profit	5,450	(23)%	7,052	(1)%	7,098
Percent of net sales	30.5%		33.0%		32.8%
Income before income taxes	1,746	(33)%	2,591	7%	2,424
Net income	1,415	(36)%	2,213	3%	2,146
Less net income for noncontrolling interests	(5)		(2)		(1)
Net income attributable to Eaton ordinary shareholders	1,410	(36)%	2,211	3%	2,145
Excluding acquisition and divestiture charges, after-tax	133		174		—
Excluding restructuring program charges, after-tax	170		—		—
Adjusted earnings	$1,713	(28)%	$2,385	11%	$2,145

Net income per share attributable to Eaton ordinary shareholders - diluted	$3.49	(34)%	$5.25	7%	$4.91
Excluding per share impact of acquisition and divestiture charges, after-tax	0.33		0.42		—
Excluding per share impact of restructuring program charges, after-tax	0.42		—		—
Adjusted earnings per ordinary share	$4.24	(25)%	$5.67	15%	$4.91
Net Sales
Net sales in 2020 decreased by 17% compared to 2019 due to a decrease of 11% in organic sales, a decrease of 7% from divestitures of businesses, and a decrease of 1% from the impact of negative currency translation, partially offset by an increase of 2% from acquisitions of businesses. The decrease in organic sales in 2020 was primarily due to the impact from the COVID-19 pandemic, with lower sales in all business segments. Net sales in 2019 decreased by 1% compared to 2018 due to a decrease of 1% from the impact of negative currency translation.
Gross Profit
Gross profit margin decreased from 33.0% in 2019 to 30.5% in 2020. The decrease in gross profit margin in 2020 was primarily due to the impact from the COVID-19 pandemic, with lower sales in all business segments. Gross profit increased from 32.8% in 2018 to 33.0% in 2019. The increase in gross profit margin in 2019 was primarily due to higher sales volumes and other operating improvements in the Electrical Americas and Electrical Global business segments, and higher sales volumes and favorable product mix in the Aerospace business segment, partially offset by lower sales volumes in the Hydraulics and Vehicle business segments and the charge for expected warranty costs in the Vehicle business segment to correct the performance of a product which incorporated a defective part from a supplier.
Income Taxes
During 2020, income tax expense of $331 was recognized (an effective tax rate of 19.0%) compared to income tax expense of $378 in 2019 (an effective tax rate of 14.6%) and income tax expense of $278 in 2018 (an effective tax rate of 11.5%). The increase in the effective tax rate from 14.6% in 2019 to 19.0% in 2020 was primarily due to the tax expense on the gain from the sale of the Lighting business discussed in Note 2, partially offset by a tax benefit on the restructuring charges discussed in Note 16. The 2018 effective tax rate of 11.5% was lower than the 2019 effective tax rate of 14.6% primarily due to the tax impact of the 2018 arbitration decision expense discussed in Note 10.
Net Income
Net income attributable to Eaton ordinary shareholders of $1,410 in 2020 decreased 36% compared to $2,211 in 2019. Net income in 2020 included an after-tax gain of $91 on the sale of the Lighting business discussed in Note 2. The decrease in 2020 net income was primarily due to lower sales volumes as a result of the COVID-19 pandemic. Net income attributable to Eaton ordinary shareholders of $2,211 in 2019 increased 3% compared to $2,145 in 2018. Net income in 2018 included after-tax expense of $206 from the arbitration decision discussed in Note 10. Excluding the arbitration decision, the decrease in 2019 net income was primarily due to higher acquisition and divestiture charges and a higher effective income tax rate.

Net income per ordinary share decreased to $3.49 in 2020 compared to $5.25 in 2019. The decrease in net income per ordinary share was due to lower Net income attributable to Eaton ordinary shareholders, adjusted for the impact of the Company's share repurchases over the past year. Net income per ordinary share increased to $5.25 in 2019 compared to $4.91 in 2018. The increase in net income per ordinary share was due to higher Net income attributable to Eaton ordinary shareholders and the Company's share repurchases over the past year.
Adjusted Earnings
Adjusted earnings of $1,713 in 2020 decreased 28% compared to Adjusted earnings of $2,385 in 2019. The decrease in Adjusted earnings in 2020 was primarily due to lower Net income attributable to Eaton ordinary shareholders, adjusted for lower acquisition and divestiture charges, partially offset by higher restructuring program charges. Adjusted earnings of $2,385 in 2019 increased 11% compared to Adjusted Earnings of $2,145 in 2018. The increase in Adjusted earnings in 2019 was primarily due to higher Net income attributable to Eaton ordinary shareholders adjusted for higher acquisition integration and divestiture charges.
Adjusted earnings per ordinary share decreased to $4.24 in 2020 compared to $5.67 in 2019. The decrease in Adjusted earnings per ordinary share in 2020 was due to lower Adjusted earnings, adjusted for the impact of the Company's share repurchases over the past year. Adjusted earnings per ordinary share increased to $5.67 in 2019 compared to $4.91 in 2018. The increase in Adjusted earnings per ordinary share in 2019 was due to higher Adjusted earnings and the impact of the Company's share repurchases over the past year.

Business Segment Results of Operations
The following is a discussion of Net sales, operating profit and operating profit margin by business segment.
Electrical Americas

	2020	Change from 2019	2019	Change from 2018	2018
Net sales	$6,680	(18)%	$8,175	3%	$7,914

Operating profit	$1,352	(13)%	$1,549	13%	$1,372
Operating margin	20.2%		18.9%		17.3%
Net sales decreased 18% in 2020 compared to 2019 due to a decrease of 17% from the divestiture of the Lighting business, and a decrease of 2% in organic sales, partially offset by an increase of 1% from the acquisition of Innovative Switchgear Solutions, Inc. and Power Distribution, Inc. The decrease in organic sales in 2020 was primarily driven by the impact of the COVID-19 pandemic, partially offset by growth in residential, data center, and utility end-markets. Net sales increased 3% in 2019 compared to 2018 due to an increase of 4% in organic sales, partially offset by a 1% decrease from the impact of negative currency translation. Organic sales grew in 2019 primarily due to strength in residential, commercial applications, industrial projects, utilities, and data centers.
The operating margin increased from 18.9% in 2019 to 20.2% in 2020. The increase in operating margin was primarily due to the favorable impact from the divestiture of the Lighting business and cost containment actions to counteract the impact of the COVID-19 pandemic, partially offset by lower volumes. The operating margin increased from 17.3% in 2018 to 18.9% in 2019. The increase in the operating margin in 2019 was primarily due to higher sales volumes and other operating improvements.

Electrical Global

	2020	Change from 2019	2019	Change from 2018	2018
Net sales	$4,703	(9)%	$5,172	—%	$5,159

Operating profit	$750	(16)%	$897	8%	$833
Operating margin	15.9%		17.3%		16.1%
Net sales decreased 9% in 2020 compared to 2019 due to a decrease of 9% in organic sales. The decrease in organic sales in 2020 was primarily driven by the impact of the COVID-19 pandemic, with particular weakness in global oil and gas markets and industrial applications. Net sales were broadly flat in 2019 compared to 2018 due to an increase of 2% in organic sales and an increase of 1% from the acquisition of Ulusoy Elektrik, offset by a 3% decrease from the impact of negative currency translation. The organic sales increase in 2019 was primarily due to strength in industrial applications and global oil and gas markets.
The operating margin decreased from 17.3% in 2019 to 15.9% in 2020. The decrease in operating margin in 2020 was primarily due to lower sales volumes and unfavorable product mix, partially offset by cost containment actions to mitigate the impact of the COVID-19 pandemic. The operating margin increased from 16.1% in 2018 to 17.3% in 2019. The operating margin increased in 2019 primarily due to higher organic sales volumes and other operating improvements.
Hydraulics

	2020	Change from 2019	2019	Change from 2018	2018
Net sales	$1,842	(16)%	$2,204	(8)%	$2,392

Operating profit	$186	(4)%	$193	(28)%	$267
Operating margin	10.1%		8.8%		11.2%
Net sales decreased 16% in 2020 compared to 2019 due to a decrease of 15% in organic sales and a decrease of 1% from the impact of negative currency translation. The decrease in organic sales in 2020 was primarily due to the impact from the COVID-19 pandemic, with weakness at both OEMs and distributors globally. Net sales in 2019 decreased 8% compared to 2018 due to a decrease in organic sales of 6% and a decrease of 2% from the impact of negative currency translation. The decrease in organic sales in 2019 was due to weakness in global mobile equipment markets and destocking at both OEMs and distributors.
The operating margin increased from 8.8% in 2019 to 10.1% in 2020. The increase in operating margin in 2020 was primarily due to depreciation expense no longer being charged as a result of the business being classified as held for sale as discussed in Note 2 and cost containment actions to counteract the impact of the COVID-19 pandemic, partially offset by lower sales volumes. The operating margin decreased from 11.2% in 2018 to 8.8% in 2019. The decrease in operating margin in 2019 was primarily due to lower sales volumes, unfavorable product mix, and operating inefficiencies.
Aerospace

	2020	Change from 2019	2019	Change from 2018	2018
Net sales	$2,223	(10)%	$2,480	6%	$2,335

Operating profit	$414	(30)%	$595	18%	$503
Operating margin	18.6%		24.0%		21.5%
Net sales decreased 10% in 2020 compared to 2019 due to a decrease of 22% in organic sales, partially offset by an increase of 12% from the acquisition of Souriau-Sunbank. The decrease in organic sales in 2020 was primarily due to the impact of the COVID-19 pandemic on commercial aviation, partially offset by growth in military sales. Net sales in 2019 increased 6% compared to 2018 due to an increase in organic sales of 7%, partially offset by a decrease of 1% from the impact of negative currency translation. The increase in organic sales during 2019 was primarily due to strength in sales to commercial OEMs, and the aftermarket.

The operating margin decreased from 24.0% in 2019 to 18.6% in 2020. The decrease was primarily due to lower sales volumes and the acquisition of Souriau-Sunbank, partially offset by cost containment actions to mitigate the impact of the COVID-19 pandemic. The operating margin increased from 21.5% in 2018 to 24.0% in 2019. The increase was primarily due to higher sales volumes and favorable product mix.
Vehicle

	2020	Change from 2019	2019	Change from 2018	2018
Net sales	$2,118	(30)%	$3,038	(13)%	$3,489

Operating profit	$243	(47)%	$460	(25)%	$611
Operating margin	11.5%		15.1%		17.5%
Net sales decreased 30% in 2020 compared to 2019 due to a decrease of 24% in organic sales, a decrease of 4% from the divestiture of our Automotive Fluid Conveyance business, and a decrease of 2% from the impact of negative currency translation. The decrease in organic sales in 2020 was driven by plant shutdowns in the second quarter of 2020, lower Class 8 OEM production, and weakness in light vehicle sales primarily due to the impact from the COVID-19 pandemic. Net sales decreased 13% in 2019 compared to 2018 due to a decrease in organic sales of 11% and a decrease of 2% from the impact of negative currency translation. The decrease in organic sales in 2019 was driven by weakness in global light vehicle markets and revenues transferring over to the Eaton Cummins Automated Transmission Technologies joint venture.
The operating margin decreased from 15.1% in 2019 to 11.5% in 2020. The decrease in operating margin in 2020 was primarily due to lower sales volumes, partially offset by cost containment actions to mitigate the impact of the COVID-19 pandemic. The operating margin decreased from 17.5% in 2018 to 15.1% in 2019. The decrease in operating margin in 2019 was primarily due to lower sales volumes and a charge for expected warranty costs to correct the performance of a product which incorporated a defective part from a supplier.
eMobility

	2020	Change from 2019	2019	Change from 2018	2018
Net sales	$292	(9)%	$321	—%	$320

Operating profit (loss)	$(8)	(147)%	$17	(61)%	$44
Operating margin	(2.7)%		5.3%		13.8%
Net sales decreased 9% in 2020 compared to 2019 due to a decrease of 9% in organic sales. The decrease in organic sales in 2020 was primarily due to the impact from the COVID-19 pandemic, with particular weakness in the legacy internal combustion engine platforms. Net sales were flat in 2019 compared to 2018 due to an increase in organic sales of 1%, offset by a decrease of 1% from the impact of negative currency translation. The increase in organic sales in 2019 was primarily due to growth in Europe.
The operating margin decreased from 5.3% in 2019 to negative 2.7% in 2020. The decrease in operating margin in 2020 was primarily due to lower sales volumes and increased research and development costs. The operating margin decreased from 13.8% in 2018 to 5.3% in 2019. The decrease in operating margin in 2019 was primarily due to increased research and development costs.

Corporate Expense

	2020	Change from 2019	2019	Change from 2018	2018
Amortization of intangible assets	$354	(4)%	$367	(4)%	$382
Interest expense - net	149	(25)%	199	(23)%	258
Pension and other postretirement benefits expense	40	233%	12	1,100%	1
Restructuring program charges	214	NM	—	NM	—
Arbitration decision expense	—	NM	—	NM	275
Other expense - net	434	(20)%	542	87%	290
Total corporate expense	$1,191	6%	$1,120	(7)%	$1,206
Total corporate expense was $1,191 in 2020 compared to Total corporate expense of $1,120 in 2019. The increase in Total corporate expense was primarily due to the multi-year restructuring program discussed in Note 16, partially offset by lower Other expense - net. The decrease in Other expense - net is primarily due to a gain on sale of a business discussed in Note 2, partially offset by higher acquisition and divestiture charges. Total corporate expense was $1,120 in 2019 compared to Total Corporate expense of $1,206 in 2018. The decrease in Total corporate expense was primarily due to the 2018 arbitration decision discussed in Note 10, partially offset by higher acquisition integration and divestiture charges.
LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Financial Condition and Liquidity
Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk. The Company maintains access to the commercial paper markets through a $2,000 commercial paper program. The Company maintains long-term revolving credit facilities totaling $2,000, consisting of a $750 five-year revolving credit facility that will expire November 17, 2022, a $500 four-year revolving credit facility that will expire November 7, 2023, and a $750 five-year revolving credit facility that will expire November 7, 2024. The revolving credit facilities are used to support commercial paper borrowings and are fully and unconditionally guaranteed by Eaton and certain of its direct and indirect subsidiaries on an unsubordinated, unsecured basis. There were no borrowings outstanding under Eaton's revolving credit facilities at December 31, 2020 or 2019. The Company had available lines of credit of $1,010 from various banks primarily for the issuance of letters of credit, of which there was $268 outstanding at December 31, 2020. Over the course of a year, cash, short-term investments and short-term debt may fluctuate in order to manage global liquidity. While the COVID-19 pandemic temporarily challenged commercial paper markets in mid-March 2020, those markets have since recovered such that Eaton continues to be able to access them on the same basis as in prior periods. Further, although the COVID-19 pandemic negatively impacted 2020 results and we expect it may also have an unfavorable impact on 2021 results, our businesses continue to generate substantial cash. In addition, Eaton completed the $1.4 billion sale of our Lighting Business on March 2, 2020 and expects to complete the sale of our Hydraulics Business for $3.3 billion in cash by the end of the first quarter or early second quarter of 2021. Accordingly, Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business as well as scheduled payments of long-term debt.
For additional information on financing transactions and debt, see Note 8.
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
Sources and Uses of Cash
Operating Cash Flow
Net cash provided by operating activities was $2,944 in 2020, a decrease of $507 compared to $3,451 in 2019. The decrease in net cash provided by operating activities in 2020 was driven by lower net income, partially offset by lower working capital balances compared to 2019.

Net cash provided by operating activities was $3,451 in 2019, an increase of $793 compared to $2,658 in 2018. The increase in net cash provided by operating activities in 2019 was driven by lower working capital balances compared to 2018, and the absence of a $297 payment made during 2018 for the arbitration decision discussed in Note 10.
Investing Cash Flow
Net cash provided by investing activities was $397 in 2020, an increase of $2,263 in the source of cash compared to net cash used of $1,866 in 2019. The increase in the source of cash was primarily driven by proceeds from the sale of the Lighting business and lower cash paid for business acquisitions discussed in Note 2, partially offset by net purchases of short-term investments of $441 in 2020 compared to net purchases of $70 in 2019. Capital expenditures were $389 in 2020 compared to $587 in 2019. Eaton expects approximately $500 in capital expenditures in 2021.
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
Financing Cash Flow
Net cash used in financing activities was $3,258 in 2020, an increase in the use of cash of $1,764 compared to $1,494 in 2019. The increase in the use of cash was primarily due to lower proceeds from borrowings of $1 in 2020 compared to $1,232 in 2019 and higher share repurchases of $1,608 in 2020 compared to $1,029 in 2019.
Net cash used in financing activities was $1,494 in 2019, a decrease in the use of cash of $1,087 compared to $2,581 in 2018. The decrease in the use of cash was primarily due to higher proceeds from borrowings of $1,232 in 2019 compared to $410 in 2018 and lower share repurchases of $1,029 in 2019 compared to $1,271 in 2018.

Guaranteed Debt
Issuers, Guarantors and Guarantor Structure
Eaton Corporation has issued senior notes pursuant to indentures dated April 1, 1994 (the 1994 Indenture), November 20, 2012 (the 2012 Indenture) and September 15, 2017 (the 2017 Indenture). The senior notes of Eaton Corporation are registered under the Securities Act of 1933, as amended (the Registered Senior Notes). Eaton Corporation is also the issuer of two outstanding series of privately placed debt securities (the PPNs), and Eaton Capital Unlimited Company, another subsidiary of Eaton, is the issuer of three outstanding series of debt securities sold in offshore transactions under Regulation S promulgated under the Securities Act (the Eurobonds). The PPNs, the Eurobonds and the Registered Senior Notes (together, the Senior Notes) comprise substantially all of Eaton’s long-term indebtedness.
Substantially all of the Senior Notes, together with the credit facilities described above under Financial Condition and Liquidity (the Credit Facilities), are guaranteed by Eaton and 18 of its subsidiaries. Accordingly, they rank equally with each other. However, because these obligations are not secured, they would be effectively subordinated to any existing or future secured indebtedness of Eaton and its subsidiaries. As of December 31, 2020, Eaton has no material, long-term secured debt. The guaranteed Registered Senior Notes are also structurally subordinated to the liabilities of Eaton's subsidiaries that are not guarantors. Except as described below under Future Guarantors, Eaton is not obligated to cause its subsidiaries to guarantee the Registered Senior Notes.
The table set forth in Exhibit 22 filed with this Form 10-K details the primary obligors and guarantors with respect to the guaranteed Registered Senior Notes.
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

The 1994 Indenture does not contain provisions with respect to future guarantors.
Summarized Financial Information of Guarantors and Issuers

December 31, 2020
Current assets	$4,031
Noncurrent assets	11,642
Current liabilities	2,916
Noncurrent liabilities	9,049
Amounts due to subsidiaries that are non-issuers and non-guarantors - net	15,938

2020
Net sales	$10,191
Sales to subsidiaries that are non-issuers and non-guarantors	833
Cost of products sold	8,402
Expense from subsidiaries that are non-issuers and non-guarantors - net	459
Net loss	(484)
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

Credit Ratings
Eaton's debt has been assigned the following credit ratings:

Credit Rating Agency (long- /short-term rating)	Rating	Outlook
Standard & Poor's	A-/A-2	Stable outlook
Moody's	Baa1/P-2	Stable outlook
Fitch	BBB+/F1	Negative outlook

Defined Benefits Plans
Pension Plans
During 2020, the fair value of plan assets in the Company’s employee pension plans increased $264 to $5,600 at December 31, 2020. The increase in plan assets was primarily due to higher than expected return on plan assets and favorable currency translation. At December 31, 2020, the net unfunded position of $1,557 in pension liabilities consisted of $491 in the U.S. qualified pension plan, $994 in plans that have no minimum funding requirements, and $167 in all other plans that require minimum funding, partially offset by $95 in plans that are overfunded.
Funding requirements are a major consideration in making contributions to Eaton’s pension plans. With respect to the Company’s pension plans worldwide, the Company intends to contribute annually not less than the minimum required by applicable law and regulations. In 2020, $122 was contributed to the pension plans. The Company anticipates making $337 of contributions to certain pension plans during 2021. The funded status of the Company’s pension plans at the end of 2021, and future contributions, will depend primarily on the actual return on assets during the year and the discount rate used to calculate certain benefits at the end of the year.
Off-Balance Sheet Arrangements
Eaton does not have off-balance sheet arrangements with unconsolidated entities or other persons. The Company made an accounting policy election to not recognize lease assets or liabilities for leases with a term of 12 months or less.

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
Goodwill is evaluated annually for impairment as of July 1 using either a quantitative or qualitative analysis. Goodwill is tested for impairment at the reporting unit level, and is based on the net assets for each reporting unit, including goodwill and intangible assets. The Company’s reporting units are equivalent to the reportable operating segments, except for the Aerospace segment which has two reporting units. Goodwill is assigned to each reporting unit, as this represents the lowest level that constitutes a business and is the level at which management regularly reviews the operating results. The Company performs a quantitative analysis using a discounted cash flow model and other valuation techniques, but may elect to perform a qualitative analysis.
Additionally, goodwill is evaluated for impairment whenever an event occurs or circumstances change that would indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Events or circumstances that may result in an impairment review include changes in macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant entity-specific events, specific events affecting the reporting unit or sustained decrease in share price.
The annual goodwill impairment test was performed using a qualitative analysis in 2020 and 2019, except for the eMobility segment in 2020 and the Hydraulics segment in 2019 which used a quantitative analysis. A qualitative analysis is performed by assessing certain trends and factors, including projected market outlook and growth rates, forecasted and actual sales and operating profit margins, discount rates, industry data, and other relevant qualitative factors. These trends and factors are compared to, and based on, the assumptions used in the most recent quantitative analysis performed for each reporting unit. The results of the qualitative analyses did not indicate a need to perform quantitative analysis.
Goodwill impairment testing was also performed using quantitative analyses in 2020 for the Electrical Americas, Electrical Global, Hydraulics and Aerospace reporting units due to a reorganization of the Company’s businesses discussed in Note 1 and Note 6, and in 2020 and 2019 as a result of the Hydraulics and Lighting businesses being classified as held for sale as discussed in Note 2. The Company used the relative fair value method to reallocate goodwill.
Quantitative analyses were performed by estimating the fair value for each reporting unit using a discounted cash flow model. The model includes estimates of future cash flows, future growth rates, terminal value amounts, and the applicable weighted-average cost of capital used to discount those estimated cash flows. The future cash flows were based on the Company's long-term operating plan and a terminal value was used to estimate the reporting unit's cash flows beyond the period covered by the operating plan. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market holders of a business enterprise. These analyses require the exercise of judgments, including judgments about appropriate discount rates, perpetual growth rates, revenue growth, and margin assumptions. Sensitivity analyses were performed around certain of these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values.
Based on these analyses performed in 2020 and 2019, the fair value of Eaton's reporting units continue to substantially exceed their respective carrying amounts and thus, no impairment exists.
Indefinite Life Intangible Assets
Indefinite life intangible assets consist of certain trademarks. They are evaluated annually for impairment as of July 1 using either a quantitative or qualitative analysis to determine whether their fair values exceed their respective carrying amounts. Indefinite life intangible asset impairment testing for 2020 and 2019 was performed using a quantitative analysis. Determining the fair value of these assets requires significant judgment and the Company uses a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability.
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

For 2020 and 2019, the fair value of indefinite lived intangible assets exceeded the respective carrying value.
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
For additional information about goodwill and other intangible assets see Note 6.
Acquisitions of Businesses
The acquisition of a business is accounted for using the acquisition method of accounting which requires assets and liabilities to be recognized at their fair values on the acquisition date. The initial fair value of assets acquired and liabilities assumed may be revised based on the final determination of fair value during the measurement period of 12 months from the acquisition date. The Company generally determines the fair value of intangible assets acquired using third-party valuations that are prepared using discounted cash flow models that rely on the Company's estimates. These estimates require judgement of future revenue growth rates, future margins, and the applicable weighted-average cost of capital used to discount those estimated cash flows. For additional information about the acquisitions of businesses see Note 2.
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
The Company used the relative fair value method to allocate goodwill to both the Lighting and Hydraulics businesses. The fair values of the Lighting business and Hydraulics business were estimated based on a combination of the prices paid to Eaton by Signify N.V. and Danfoss A/S, respectively, and a discounted cash flow model. The model includes estimates of future cash flows, future growth rates, terminal value amounts, and the applicable weighted-average cost of capital used to discount those estimated cash flows. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market holders of a business enterprise. These analyses require the exercise of judgments, including judgments about appropriate discount rates, perpetual growth rates, revenue growth, and margin assumptions. For additional information about the divestitures of businesses see Note 2.
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

Management evaluates the realizability of deferred income tax assets for each jurisdiction in which it operates. If the Company experiences cumulative pre-tax income in a particular jurisdiction in a three-year period including the current and prior two years, management normally concludes that the deferred income tax assets will more likely than not be realizable and no valuation allowance is recognized, unless known or planned operating developments, or changes in tax laws, would lead management to conclude otherwise. However, if the Company experiences cumulative pre-tax losses in a particular jurisdiction in a three-year period including the current and prior two years, management then considers a series of factors in the determination of whether the deferred income tax assets can be realized. These factors include historical operating results, known or planned operating developments, the period of time over which certain temporary differences will reverse, consideration of the utilization of certain deferred income tax liabilities, tax law carryback capability in a particular country, prudent and feasible tax planning strategies, changes in tax laws, and estimates of future earnings and taxable income using the same assumptions as those used for the Company’s goodwill and other impairment testing. After evaluation of these factors, if the deferred income tax assets are expected to be realized within the tax carryforward period allowed for that specific country, management would conclude that no valuation allowance would be required. To the extent that the deferred income tax assets exceed the amount that is expected to be realized within the tax carryforward period for a particular jurisdiction, management would establish a valuation allowance. For additional information about income taxes see Note 11.
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
The discount rate for United States plans was determined by discounting the expected future benefit payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date and solving for the single rate that generated the same benefit obligation. Only corporate bonds with a rating of Aa by either Moody’s or Standard & Poor's were included. Callable bonds that are not make-whole bonds and certain other non-comparable bonds were eliminated. Finally, a subset of bonds was selected by grouping the universe of bonds by duration and retaining 50% of the bonds that had the highest yields.
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
Additional information related to changes in key assumptions used to recognize expense for other postretirement benefits plans is found in Note 9.

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
Eaton uses derivative instruments to manage exposure to volatility in raw material costs, currency, and interest rates on certain debt instruments. Derivative financial instruments used by the Company are straightforward and non-leveraged. The counterparties to these instruments are financial institutions with strong credit ratings. Eaton maintains control over the size of positions entered into with any one counterparty and regularly monitors the credit rating of these institutions. See Note 15 for additional information about hedges and derivative financial instruments.
Eaton’s ability to access the commercial paper market, and the related cost of these borrowings, is based on the strength of its credit rating and overall market conditions. While the COVID-19 pandemic temporarily challenged commercial paper markets in mid-March 2020, those markets have since recovered such that Eaton continues to be able to access them on the same basis as in prior periods. At December 31, 2020, Eaton had $2,000 of long-term revolving credit facilities with banks in support of its commercial paper program. It has no borrowings outstanding under these credit facilities.
Interest rate risk can be measured by calculating the short-term earnings impact that would result from adverse changes in interest rates. This exposure results from short-term debt, which includes commercial paper at a floating interest rate, long-term debt that has been swapped to floating rates, and money market investments that have not been swapped to fixed rates. Based upon the balances of investments and floating rate debt at year end 2020, a 100 basis point increase in short-term interest rates would have increased the Company’s net, pre-tax interest expense by $14.
Eaton also measures interest rate risk by estimating the net amount by which the fair value of the Company’s financial liabilities would change as a result of movements in interest rates. Based on Eaton’s best estimate for a hypothetical, 100 basis point increase in interest rates at December 31, 2020, the market value of the Company’s debt and interest rate swap portfolio, in aggregate, would increase by $502.
The Company is exposed to fluctuations in commodity prices due to volatility in raw material costs and contractual agreements with suppliers. To partially mitigate this exposure, Eaton enters into commodity contracts for certain raw material purchases with the objective of minimizing changes in inventory cost due to market price fluctuations. These commodity contracts are designated for hedge accounting and are generally less than one year in duration. Based on Eaton’s best estimate for a hypothetical 10% fluctuation in commodity prices the gain or loss would be $2. The sensitivity analysis of the effects of changes in commodity prices assumes the notional value to remain constant for the next 12 months. Any change in the value of the contracts would be offset by an inverse change in the value of the underlying hedged transactions.
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

CONTRACTUAL OBLIGATIONS
A summary of contractual obligations as of December 31, 2020 follows:

	2021	2022 to 2023	2024 to 2025	Thereafter	Total
Long-term debt, including current portion(1)	$1,037	$2,000	$1,500	$3,374	$7,911
Interest expense related to long-term debt	238	397	314	1,483	2,432
Reduction of interest expense from interest rate swap agreements related to long-term debt	(46)	(47)	(12)	(33)	(138)
Operating leases	129	181	84	91	485
Finance leases	10	14	7	11	42
Purchase obligations	830	158	77	197	1,262
Other obligations	369	9	10	21	409
Held for sale obligations	38	37	7	17	99
Total	$2,605	$2,749	$1,987	$5,161	$12,502

(1) Long-term debt excludes deferred gains and losses on derivatives related to debt, adjustments to fair market value, premiums and discounts on long-term debentures, debt issuance costs, and finance leases.

Interest expense related to long-term debt is based on the applicable interest rate related to the debt instrument, whether fixed or floating. The reduction of interest expense due to interest rate swap agreements related to long-term debt is based on the difference in the fixed interest rate the Company receives from the swap, compared to the floating interest rate the Company pays on the swap. Purchase obligations are entered into with various vendors in the normal course of business. These amounts include commitments for purchases of raw materials, outstanding non-cancelable purchase orders, releases under blanket purchase orders, and commitments under ongoing service arrangements. Other obligations principally include $337 of anticipated contributions to pension plans in 2021, $25 of other postretirement benefits payments expected to be paid in 2021, and $44 of deferred compensation earned under various plans for which the participants have elected to receive disbursement at a later date. The table above does not include all other future expected pension and other postretirement benefits payments. Information related to the amounts of these future payments is described in Note 9. The table above also excludes the liability for unrecognized income tax benefits, since the Company cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities. At December 31, 2020, the gross liability for unrecognized income tax benefits totaled $1,036 and interest and penalties were $110.

FORWARD-LOOKING STATEMENTS
This Annual Report to Shareholders contains forward-looking statements concerning litigation and regulatory developments, expected pension or other post-retirement benefits payments and rates of return, the pending sale of our Hydraulics business, the pending acquisitions of Tripp Lite, Cobham Mission Systems, and a 50% stake in HuanYu High Tech, expected backlog recognition, expected restructuring charges, and expected future liquidity. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to Eaton, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside Eaton’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: the course of the COVID-19 pandemic and government responses thereto; unanticipated changes in the markets for the Company’s business segments; unanticipated downturns in business relationships with customers or their purchases from us; the availability of credit to customers and suppliers; competitive pressures on sales and pricing; unanticipated changes in the cost of material and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; strikes or other labor unrest; the impact of acquisitions and divestitures; unanticipated difficulties integrating acquisitions; new laws and governmental regulations; interest rate changes; tax rate changes or exposure to additional income tax liability; stock market and currency fluctuations; war, natural disasters, civil or political unrest or terrorism; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.

QUARTERLY DATA (unaudited)

	Quarter ended in 2020				Quarter ended in 2019
(In millions except for per share data)	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Net sales	$4,687	$4,526	$3,856	$4,789	$5,238	$5,314	$5,533	$5,305
Gross profit	1,509	1,475	979	1,487	1,682	1,802	1,836	1,732
Percent of net sales	32.2%	32.6%	25.4%	31.1%	32.1%	33.9%	33.2%	32.6%
Income before income taxes	553	525	47	621	532	718	738	603
Net income	476	447	54	438	453	602	636	522
Less net (income) loss for noncontrolling interests	(1)	(1)	(3)	—	(1)	(1)	—	—
Net income attributable to Eaton ordinary shareholders	$475	$446	$51	$438	$452	$601	$636	$522

Net income per share attributable to Eaton ordinary shareholders
Diluted	$1.18	$1.11	$0.13	$1.07	$1.09	$1.44	$1.50	$1.23
Basic	1.19	1.11	0.13	1.07	1.09	1.44	1.51	1.23

Cash dividends declared per ordinary share	$0.73	$0.73	$0.73	$0.73	$0.71	$0.71	$0.71	$0.71

Earnings per share for the four quarters in a year may not equal full year earnings per share.

Acquisition and divestiture charges, and restructuring program charges included in Income before income taxes are as follows:

	Quarter ended in 2020				Quarter ended in 2019
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Acquisition integration and divestiture charges, and gain on the sale of the Lighting business	$25	$28	$103	$(89)	$133	$39	$14	$12
Restructuring program charges	17	10	187	—	—	—	—	—

FIVE-YEAR CONSOLIDATED FINANCIAL SUMMARY (unaudited)

(In millions except for per share data)	2020	2019	2018	2017	2016
Net sales	$17,858	$21,390	$21,609	$20,404	$19,747
Income before income taxes	1,746	2,591	2,424	3,368	2,118
Net income	1,415	2,213	2,146	2,986	1,919
Less net income for noncontrolling interests	(5)	(2)	(1)	(1)	(3)
Net income attributable to Eaton ordinary shareholders	$1,410	$2,211	$2,145	$2,985	$1,916

Net income per share attributable to Eaton ordinary shareholders
Diluted	$3.49	$5.25	$4.91	$6.68	$4.20
Basic	3.51	5.28	4.93	6.71	4.21

Weighted-average number of ordinary shares outstanding
Diluted	404.0	420.8	436.9	447.0	456.5
Basic	402.2	419.0	434.3	444.5	455.0

Cash dividends declared per ordinary share	$2.92	$2.84	$2.64	$2.40	$2.28

Total assets (1)	$31,824	$32,805	$31,092	$32,623	$30,476
Long-term debt	7,010	7,819	6,768	7,167	6,711
Total debt	8,058	8,322	7,521	7,751	8,277
Eaton shareholders' equity	14,930	16,082	16,107	17,253	14,954
Eaton shareholders' equity per ordinary share	$37.50	$38.91	$38.02	$39.22	$33.28
Ordinary shares outstanding	398.1	413.3	423.6	439.9	449.4
(1) Total assets in 2020 and 2019 reflect the adoption of Accounting Standard Update 2016-02, Leases, and prior periods were not restated.