Form 10-Q
period 2021-03-31
Eaton Corp plc
filed 2021-05-04
CIK 1551182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 398.5 million Ordinary Shares outstanding as of March 31, 2021.

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended March 31
(In millions except for per share data)	2021	2020
Net sales	$4,692	$4,789

Cost of products sold	3,184	3,302
Selling and administrative expense	795	865
Research and development expense	148	153
Interest expense - net	38	34
Gain on sale of business	—	221
Other (income) expense - net	(11)	35
Income before income taxes	538	621
Income tax expense	79	183
Net income	459	438
Less net income for noncontrolling interests	(1)	—
Net income attributable to Eaton ordinary shareholders	$458	$438

Net income per share attributable to Eaton ordinary shareholders
Diluted	$1.14	$1.07
Basic	1.15	1.07

Weighted-average number of ordinary shares outstanding
Diluted	400.9	411.1
Basic	398.3	409.3

Cash dividends declared per ordinary share	$0.76	$0.73

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended March 31
(In millions)	2021	2020
Net income	$459	$438
Less net income for noncontrolling interests	(1)	—
Net income attributable to Eaton ordinary shareholders	458	438

Other comprehensive income (loss), net of tax
Currency translation and related hedging instruments	(172)	(609)
Pensions and other postretirement benefits	47	86
Cash flow hedges	95	(153)
Other comprehensive income (loss) attributable to Eaton ordinary shareholders	(30)	(676)

Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$428	$(238)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED BALANCE SHEETS

(In millions)	March 31, 2021	December 31, 2020
Assets
Current assets
Cash	$354	$438
Short-term investments	945	664
Accounts receivable - net	3,065	2,904
Inventory	2,399	2,109
Assets held for sale	2,537	2,487
Prepaid expenses and other current assets	605	576
Total current assets	9,905	9,178

Property, plant and equipment
Land and buildings	2,181	2,184
Machinery and equipment	5,363	5,404
Gross property, plant and equipment	7,544	7,588
Accumulated depreciation	(4,622)	(4,624)
Net property, plant and equipment	2,922	2,964

Other noncurrent assets
Goodwill	13,757	12,903
Other intangible assets	4,722	4,175
Operating lease assets	429	428
Deferred income taxes	436	426
Other assets	1,909	1,750
Total assets	$34,080	$31,824

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$464	$1
Current portion of long-term debt	1,012	1,047
Accounts payable	2,172	1,987
Accrued compensation	334	351
Liabilities held for sale	501	468
Other current liabilities	2,098	2,027
Total current liabilities	6,581	5,881

Noncurrent liabilities
Long-term debt	8,682	7,010
Pension liabilities	1,283	1,588
Other postretirement benefits liabilities	326	330
Operating lease liabilities	328	326
Deferred income taxes	445	277
Other noncurrent liabilities	1,398	1,439
Total noncurrent liabilities	12,462	10,970

Shareholders’ equity
Ordinary shares (398.5 million outstanding in 2021 and 398.1 million in 2020)	4	4
Capital in excess of par value	12,335	12,329
Retained earnings	6,883	6,794
Accumulated other comprehensive loss	(4,225)	(4,195)
Shares held in trust	(2)	(2)
Total Eaton shareholders’ equity	14,995	14,930
Noncontrolling interests	42	43
Total equity	15,037	14,973
Total liabilities and equity	$34,080	$31,824
The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31
(In millions)	2021	2020
Operating activities
Net income	$459	$438
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	208	199
Deferred income taxes	(39)	(16)
Pension and other postretirement benefits expense	14	54
Contributions to pension plans	(243)	(38)
Contributions to other postretirement benefits plans	(6)	(4)
Gain on sale of business	—	(91)
Changes in working capital	(108)	(246)
Other - net	(25)	27
Net cash provided by operating activities	260	323

Investing activities
Capital expenditures for property, plant and equipment	(119)	(112)
Cash paid for acquisitions of businesses, net of cash acquired	(1,700)	(195)
Proceeds from sale of business	—	1,402
Sales (purchases) of short-term investments - net	(280)	30
Payments for settlement of currency exchange contracts not designated as hedges - net	(17)	(16)
Other - net	(85)	(9)
Net cash provided by (used in) investing activities	(2,201)	1,100

Financing activities
Proceeds from borrowings	2,261	83
Payments on borrowings	(3)	(4)
Cash dividends paid	(300)	(291)
Exercise of employee stock options	21	14
Repurchase of shares	(59)	(1,300)
Employee taxes paid from shares withheld	(37)	(29)
Other - net	(8)	(3)
Net cash provided by (used in) financing activities	1,875	(1,530)

Effect of currency on cash	(11)	(23)
Less: Increase in cash classified as held for sale	(7)	(1)
Decrease in cash	(84)	(131)
Cash at the beginning of the period	438	370
Cash at the end of the period	$354	$239

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
This Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in Eaton’s 2020 Form 10-K. The interim period results are not necessarily indicative of the results to be expected for the full year. Management has evaluated subsequent events through the date this Form 10-Q was filed with the Securities and Exchange Commission.
Note 2.ACQUISITIONS AND DIVESTITURES OF BUSINESSES
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
Sale of Lighting business
On March 2, 2020, Eaton sold its Lighting business to Signify N.V. for a cash purchase price of $1.4 billion. As a result of the sale, the Company recognized a pre-tax gain of $221 in 2020. The Lighting business, which had sales of $1.6 billion in 2019 as part of the Electrical Americas business segment, served customers in commercial, industrial, residential, and municipal markets.
Pending sale of Hydraulics business
On January 21, 2020, Eaton entered into an agreement to sell its Hydraulics business to Danfoss A/S, a Danish industrial company, for $3.3 billion in cash. Eaton’s Hydraulics business is a global leader in hydraulics components, systems, and services for industrial and mobile equipment. The business had sales of $1.8 billion in 2020. The transaction is subject to customary closing conditions and regulatory approvals and is expected to close in the second quarter of 2021.
During the first quarter of 2020, the Company determined the Hydraulics business met the criteria to be classified as held for sale. Therefore, assets and liabilities of the business have been presented as held for sale in the Consolidated Balance Sheets as of December 31, 2020 and March 31, 2021. Assets and liabilities classified as held for sale are measured at the lower of carrying value or fair value less costs to sell. No write-down has been required as fair value of the Hydraulics business assets less the costs to sell exceed their respective carrying values. Depreciation and amortization expense is not recorded for the period in which Other long-lived assets are classified as held for sale.
The Company used the relative fair value method to allocate goodwill to the Hydraulics business. The fair value of the Hydraulics business was estimated based on a combination of the price paid to Eaton by Danfoss A/S and a discounted cash flow model. The model includes estimates of future cash flows, future growth rates, terminal value amounts, and the applicable weighted-average cost of capital used to discount those estimated cash flows. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market holders of a business enterprise. These analyses require the exercise of judgments, including judgments about appropriate discount rates, perpetual growth rates, revenue growth, and margin assumptions.

The assets and liabilities classified as held for sale for the Hydraulics business on the March 31, 2021 and December 31, 2020 Consolidated Balance Sheets are as follows:

	March 31, 2021	December 31, 2020
Cash	$7	$—
Accounts receivable - net	397	345
Inventory	378	369
Prepaid expenses and other current assets	9	18
Net property, plant and equipment	505	504
Goodwill	909	920
Other intangible assets	247	248
Operating lease assets	63	61
Deferred income taxes	5	6
Other noncurrent assets	17	16
Assets held for sale - current	$2,537	$2,487

Accounts payable	$276	$241
Accrued compensation	25	26
Other current liabilities	105	101
Pension liabilities	57	60
Operating lease liabilities	32	35
Deferred income taxes	4	3
Other noncurrent liabilities	2	2
Liabilities held for sale - current	$501	$468
The Hydraulics business did not meet the criteria to be classified as discontinued operations as the sale does not represent a strategic shift that will have a major effect on the Company's operations.
Agreement to Acquire Cobham Mission Systems
On January 31, 2021, Eaton signed an agreement to acquire Cobham Mission Systems (CMS), a leading manufacturer of air-to-air refueling systems, environmental systems, and actuation primarily for defense markets. Under the terms of the agreement, Eaton will pay $2.83 billion. CMS had sales of over $700 in 2020. The transaction is subject to customary closing conditions and is expected to close the beginning of the fourth quarter of 2021. CMS will be reported within the Aerospace business segment.
Acquisition of Tripp Lite
On March 17, 2021, Eaton acquired Tripp Lite for $1.65 billion, net of cash received. Tripp Lite is a leading supplier of power quality products and connectivity solutions including single-phase uninterruptible power supply systems, rack power distribution units, surge protectors, and enclosures for data centers, industrial, medical, and communications markets in the Americas. Tripp Lite had sales of over $400 in 2020. Tripp Lite is reported within the Electrical Americas business segment.
The acquisition of Tripp Lite has been accounted for using the acquisition method of accounting which requires the assets acquired and liabilities assumed be recognized at their respective fair values on the acquisition date. The table below summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed on the acquisition date. These preliminary estimates will continue to be revised during the measurement period as third-party valuations are received and finalized, further information becomes available and additional analyses are performed, and these differences could have a material impact on Eaton's preliminary purchase price allocation.

March 17, 2021
Short-term investments	$5
Accounts receivable	94
Inventory	184
Prepaid expenses and other current assets	6
Property, plant and equipment	6
Other intangible assets	630
Accounts payable	(13)
Other current liabilities	(32)
Other noncurrent liabilities	(157)
Total identifiable net assets	723
Goodwill	928
Total consideration, net of cash received	$1,651
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the anticipated synergies of acquiring Tripp Lite. Goodwill recognized as a result of the acquisition is not deductible for tax purposes. Other intangible assets of $630 are expected to include customer relationships, trademarks and technology. Given the timing of the acquisition, Eaton utilized a benchmarking approach based on similar acquisitions to determine the preliminary fair values for intangible assets. See Note 6 for additional information about goodwill.
Eaton's 2021 Condensed Consolidated Financial Statements include Tripp Lite’s results of operations, including sales of $26, from date the of acquisition through March 31, 2021.
Acquisition of Green Motion SA
On March 22, 2021, Eaton acquired Green Motion SA, a leading designer and manufacturer of electric vehicle charging hardware and related software based in Switzerland. Green Motion SA was acquired for $105, including $49 of cash paid at closing and $56 of estimated fair value of contingent future consideration based on 2023 and 2024 revenue performance. The fair value of contingent consideration liabilities is estimated by discounting contingent payments expected to be made, and may increase or decrease based on changes in revenue estimates and discount rates, with a maximum possible undiscounted value of $109. Green Motion SA is reported within the Electrical Global business segment.
Acquisition of a 50% stake in HuanYu High Tech
On March 29, 2021, Eaton acquired a 50 percent stake in HuanYu High Tech, a subsidiary of HuanYu Group that manufactures and markets low-voltage circuit breakers and contactors in China, and throughout the Asia-Pacific region. HuanYu High Tech had 2019 sales of $106 and has production operations in Wenzhou, China. Eaton accounts for this investment on the equity method of accounting and is reported within the Electrical Global business segment.

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

	Three months ended March 31, 2021
Net sales		Products	Systems	Total
Electrical Americas		$520	$1,102	$1,622
Electrical Global		713	540	1,253

		United States	Rest of World
Hydraulics		$222	$339	561

	Original Equipment Manufacturers	Aftermarket	Industrial and Other
Aerospace	$208	$146	$165	519

		Commercial	Passenger and Light Duty
Vehicle		$342	$312	654

eMobility				83

Total				$4,692

	Three months ended March 31, 2020
Net sales		Products	Systems	Total
Electrical Americas		$724	$1,064	$1,788
Electrical Global		657	487	1,144

		United States	Rest of World
Hydraulics		$227	$280	507

	Original Equipment Manufacturers	Aftermarket	Industrial and Other
Aerospace	$325	$220	$135	680

		Commercial	Passenger and Light Duty
Vehicle		$292	$306	598

eMobility				72

Total				$4,789
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (revenue recognized exceeds amount billed to the customer), and deferred revenue (advance payments and billings in excess of revenue recognized). Accounts receivables from customers were $2,708 and $2,539 at March 31, 2021 and December 31, 2020, respectively. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. These assets and liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Unbilled receivables were $106 and $90 at March 31, 2021 and December 31, 2020, respectively, and are recorded in Prepaid expenses and other current assets. The increase in unbilled receivables reflects higher revenue recognized and not yet billed during the quarter.
Changes in the deferred revenue liabilities are as follows:

Deferred Revenue
Balance at January 1, 2021	$257
Customer deposits and billings	276
Revenue recognized in the period	(262)
Translation and other	(3)
Balance at March 31, 2021	$268

Deferred Revenue
Balance at January 1, 2020	$234
Customer deposits and billings	245
Revenue recognized in the period	(240)
Translation	(4)
Deferred revenue reclassified to held for sale	(11)
Balance at March 31, 2020	$224
A significant portion of open orders placed with Eaton are by original equipment manufacturers or distributors. These open orders are not considered firm as they have been historically subject to releases by customers. In measuring backlog of unsatisfied or partially satisfied obligations, only the amount of orders to which customers are firmly committed are included. Using this criterion, total backlog at March 31, 2021 was approximately $6.4 billion. At March 31, 2021, Eaton expects to recognize approximately 88% of this backlog in the next twelve months and the rest thereafter.

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
Accounts receivable are net of an allowance for credit losses of $52 and $48 at March 31, 2021 and December 31, 2020. The change in the allowance for credit losses includes expense and net write-offs, none of which are significant.

Note 5.    INVENTORY
Inventory is carried at lower of cost or net realizable value. The components of inventory follow:

	March 31, 2021	December 31, 2020
Raw materials	$824	$803
Work-in-process	530	498
Finished goods	1,045	808
Total inventory	$2,399	$2,109

Note 6.    GOODWILL
Change in the carrying amount of goodwill by segment follows:

	January 1, 2021	Additions	Translation	March 31, 2021
Electrical Americas	$6,456	$928	$(3)	$7,381
Electrical Global	4,295	61	(101)	4,255
Aerospace	1,777	—	(28)	1,749
Vehicle	293	—	(2)	291
eMobility	82	—	(1)	81
Total	$12,903	$989	$(135)	$13,757
The 2021 additions to goodwill relate to the anticipated synergies of acquiring Tripp Lite and Green Motion SA. The allocations of the purchase price from these acquisitions are preliminary and will be completed during the measurement periods.

Note 7. DEBT
On March 8, 2021, a subsidiary of Eaton issued Euro denominated notes (2021 Euro Notes) with a face value of €1,500 ($1,798), in accordance with Regulation S promulgated under the Securities Act of 1933, as amended. The 2021 Euro Notes are comprised of two tranches of €900 and €600, which mature in 2026 and 2030, respectively, with interest payable annually at a respective rate of 0.128% and 0.577%. The issuer received proceeds totaling €1,494 ($1,790) from the issuance, net of financing costs and discounts. The senior 2021 Euro Notes are fully and unconditionally guaranteed on an unsubordinated, unsecured basis by Eaton and certain of its direct and indirect subsidiaries. The 2021 Euro Notes contain customary optional redemption and par call provisions. The 2021 Euro Notes also contain a change of control provision which requires the Company to make an offer to purchase all or any part of the 2021 Euro Notes at a purchase price of 101% of the principal amount plus accrued and unpaid interest. The capitalized deferred financing fees are amortized in Interest expense-net over the respective terms of the 2021 Euro Notes. The 2021 Euro Notes are subject to customary non-financial covenants.

Note 8.    RETIREMENT BENEFITS PLANS
The components of retirement benefits expense (income) follow:

	United States pension benefit expense (income)		Non-United States pension benefit expense (income)		Other postretirement benefits expense (income)
	Three months ended March 31
	2021	2020	2021	2020	2021	2020
Service cost	$10	$24	$19	$18	$—	$—
Interest cost	17	26	10	11	2	2
Expected return on plan assets	(56)	(57)	(30)	(27)	—	—
Amortization	10	25	19	15	(1)	(3)
	(19)	18	18	17	1	(1)
Settlements, curtailments and special termination benefits	14	17	—	3	—	—
Total expense (income)	$(5)	$35	$18	$20	$1	$(1)
During 2020, the Company announced it was freezing its United States pension plans for its non-union employees. The freeze was effective January 1, 2021 for non-union U.S. employees whose retirement benefit was determined under a cash balance formula and is effective January 1, 2026 for non-union U.S. employees whose retirement benefit is determined under a final average pay formula.
The components of retirement benefits expense (income) other than service costs are included in Other (income) expense - net.

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

Note 10.     INCOME TAXES
The effective income tax rate for the first quarter of 2021 was expense of 14.7% compared to expense of 29.5% for the first quarter of 2020. The decrease in the effective tax rate in the first quarter of 2021 was primarily due to the tax impact on the gain from the sale of the Lighting business in 2020 described in Note 2.

Note 11. EQUITY
On February 27, 2019, the Board of Directors adopted a share repurchase program for share repurchases up to $5,000 of ordinary shares (2019 Program). Under the 2019 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During the three months ended March 31, 2021 and 2020, 0.5 million and 14.2 million ordinary shares, respectively, were repurchased under the 2019 Program in the open market at a total cost of $59 and $1,300, respectively.
The changes in Shareholders’ equity follow:

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at January 1, 2021	398.1	$4	$12,329	$6,794	$(4,195)	$(2)	$14,930	$43	$14,973
Net income	—	—	—	458	—	—	458	1	459
Other comprehensive loss, net of tax					(30)		(30)	—	(30)
Cash dividends paid and accrued	—	—	—	(309)	—	—	(309)	—	(309)
Issuance of shares under equity-based compensation plans	0.9	—	6	(1)	—	—	5	—	5
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(2)	(2)
Repurchase of shares	(0.5)	—	—	(59)	—	—	(59)	—	(59)
Balance at March 31, 2021	398.5	$4	$12,335	$6,883	$(4,225)	$(2)	$14,995	$42	$15,037

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at January 1, 2020	413.3	$4	$12,200	$8,170	$(4,290)	$(2)	$16,082	$51	$16,133
Net income	—	—	—	438	—	—	438	—	438
Other comprehensive loss, net of tax					(676)		(676)	—	(676)
Cash dividends paid and accrued	—	—	—	(300)	—	—	(300)	(5)	(305)
Issuance of shares under equity-based compensation plans	0.9	—	3	(1)	—	(1)	1	—	1
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(3)	(3)
Repurchase of shares	(14.2)	—	—	(1,300)	—	—	(1,300)	—	(1,300)
Balance at March 31, 2020	400.0	$4	$12,203	$7,007	$(4,966)	$(3)	$14,245	$43	$14,288

The changes in Accumulated other comprehensive loss follow:

	Currency translation and related hedging instruments	Pensions and other postretirement benefits	Cash flow hedges	Total
Balance at January 1, 2021	$(2,647)	$(1,481)	$(67)	$(4,195)
Other comprehensive (loss) income before reclassifications	(173)	13	94	(66)
Amounts reclassified from Accumulated other comprehensive loss (income)	1	34	1	36
Net current-period Other comprehensive (loss) income	(172)	47	95	(30)
Balance at March 31, 2021	$(2,819)	$(1,434)	$28	$(4,225)

The reclassifications out of Accumulated other comprehensive loss follow:

	Three months ended March 31, 2021		Consolidated statements of income classification
Currency translation losses
Sale of shares in associate company	$(1)		Other (income) expense - net
Tax benefit	—
Total, net of tax	(1)

Amortization of defined benefit pensions and other postretirement benefits items
Actuarial loss and prior service cost	(42)	1
Tax benefit	8
Total, net of tax	(34)

Gains and (losses) on cash flow hedges
Currency exchange contracts	(4)		Net sales and Cost of products sold
Commodity contracts	2		Cost of products sold
Tax benefit	1
Total, net of tax	(1)

Total reclassifications for the period	$(36)
1 These components of Accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 8 for additional information about pension and other postretirement benefits items.

Net Income Per Share Attributable to Eaton Ordinary Shareholders
A summary of the calculation of net income per share attributable to Eaton ordinary shareholders follows:

	Three months ended March 31
(Shares in millions)	2021	2020
Net income attributable to Eaton ordinary shareholders	$458	$438

Weighted-average number of ordinary shares outstanding - diluted	400.9	411.1
Less dilutive effect of equity-based compensation	2.6	1.8
Weighted-average number of ordinary shares outstanding - basic	398.3	409.3

Net income per share attributable to Eaton ordinary shareholders
Diluted	$1.14	$1.07
Basic	1.15	1.07
For the first quarter of 2021 and 2020, 0.1 million and 0.3 million stock options, respectively, were excluded from the calculation of diluted net income per share attributable to Eaton ordinary shareholders because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive.

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
A summary of financial instruments and contingent consideration recognized at fair value, and the fair value measurements used, follows:

	Total	Level 1	Level 2	Level 3
March 31, 2021
Cash	$354	$354	$—	$—
Short-term investments	945	945	—	—
Net derivative contracts	105	—	105	—
Contingent consideration from acquisition of Green Motion (Note 2)	(56)	—	—	(56)

December 31, 2020
Cash	$438	$438	$—	$—
Short-term investments	664	664	—	—
Net derivative contracts	31	—	31	—
Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities.
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $9,694 and fair value of $10,337 at March 31, 2021 compared to $8,057 and $9,075, respectively, at December 31, 2020. The fair value of Eaton's debt instruments were estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities, and are considered a Level 2 fair value measurement.

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
Eaton uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against foreign currency exposure (net investment hedges). Foreign currency denominated debt designated as a non-derivative net investment hedging instruments had a carrying value on an after-tax basis of $2,973 at March 31, 2021 and $2,020 at December 31, 2020.

Derivative Financial Statement Impacts
The fair value of derivative financial instruments recognized in the Consolidated Balance Sheets follows:

	Notional amount	Other current assets	Other noncurrent assets	Other current liabilities	Other noncurrent liabilities	Type of hedge	Term
March 31, 2021
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$2,075	$1	$82	$—	$—	Fair value	3 months to 13 years
Forward starting floating-to-fixed interest rate swaps	900	—	67	—	29	Cash flow	11 to 31 years
Currency exchange contracts	1,295	15	6	25	1	Cash flow	1 to 36 months
Commodity contracts	23	5	—	—	—	Cash flow	1 to 11 months
Total		$21	$155	$25	$30

Derivatives not designated as hedges
Currency exchange contracts	$5,667	$29		$47			1 to 12 months
Commodity contracts	37	2		—			1 month
Total		$31		$47

December 31, 2020
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$2,075	$2	$100	$—	$—	Fair value	6 months to 14 years
Forward starting floating-to-fixed interest rate swaps	900	—	17	—	108	Cash flow	12 to 32 years
Currency exchange contracts	946	20	6	20	1	Cash flow	1 to 36 months
Commodity contracts	24	4	—	—	—	Cash flow	1 to 12 months
Total		$26	$123	$20	$109

Derivatives not designated as hedges
Currency exchange contracts	$5,227	$43		$34			1 to 12 months
Commodity contracts	18	2		—			1 month
Total		$45		$34
The currency exchange contracts shown in the table above as derivatives not designated as hedges are primarily contracts entered into to manage currency volatility or exposure on intercompany receivables, payables and loans. While Eaton does not elect hedge accounting treatment for these derivatives, Eaton targets managing 100% of the intercompany balance sheet exposure to minimize the effect of currency volatility related to the movement of goods and services in the normal course of its operations. This activity represents the great majority of these currency exchange contracts. The cash flows resulting from the settlement of these derivatives have been classified in investing activities in the Condensed Consolidated Statements of Cash Flows.

As of March 31, 2021, the volume of outstanding commodity contracts that were entered into to hedge forecasted transactions:

Commodity	March 31, 2021		Term
Copper	6	millions of pounds	1 to 11 months
Gold	1,346	Troy ounces	1 to 11 months
The following amounts were recorded on the Consolidated Balance Sheets related to fixed-to-floating interest rate swaps:

	Carrying amount of the hedged assets (liabilities)		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged asset (liabilities) (a)
Location on Consolidated Balance Sheets	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Long-term debt	$(2,688)	$(2,688)	$(119)	$(139)
(a) At March 31, 2021 and December 31, 2020, these amounts include the cumulative liability amount of fair value hedging adjustments remaining for which the hedge accounting has been discontinued of $36 and $37, respectively.
The impact of hedging activities to the Consolidated Statements of Income are as follow:

	Three months ended March 31, 2021
	Net Sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$4,692	$3,184	$38

Gain (loss) on derivatives designated as cash flow hedges
Currency exchange contracts
Hedged item	$3	$1	$—
Derivative designated as hedging instrument	(3)	(1)	—

Commodity contracts
Hedged item	$—	$(2)	$—
Derivative designated as hedging instrument	—	2	—

Gain (loss) on derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps
Hedged item	$—	$—	$19
Derivative designated as hedging instrument	—	—	(19)

	Three months ended March 31, 2020
	Net Sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$4,789	$3,302	$34

Gain (loss) on derivatives designated as cash flow hedges
Currency exchange contracts
Hedged item	$—	$(3)	$—
Derivative designated as hedging instrument	—	3	—

Commodity contracts
Hedged item	$—	$—	$—
Derivative designated as hedging instrument	—	—	—

Gain (loss) on derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps
Hedged item	$—	$—	$(68)
Derivative designated as hedging instrument	—	—	68

The impact of derivatives not designated as hedges to the Consolidated Statements of Income are as follow:

	Gain (loss) recognized in Consolidated Statements of Income		Consolidated Statements of Income classification
	Three months ended March 31
	2021	2020
Gain (loss) on derivatives not designated as hedges
Currency exchange contracts	$(63)	$(149)	Interest expense - net
Commodity Contracts	2	—	Cost of products sold
Total	$(61)	$(149)

The impact of derivative and non-derivative instruments designated as hedges to the Consolidated Statements of Income and Comprehensive Income follow:

	Gain (loss) recognized in other comprehensive (loss) income		Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	Three months ended March 31			Three months ended March 31
	2021	2020		2021	2020
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	$129	$(147)	Interest expense - net	$—	$—
Currency exchange contracts	(13)	(42)	Net sales and Cost of products sold	(4)	3
Commodity contracts	3	(2)	Cost of products sold	2	—
Non-derivative designated as net investment hedges
Foreign currency denominated debt	144	43	Interest expense - net	—	—
Total	$263	$(148)		$(2)	$3

At March 31, 2021, a loss of $5 of estimated unrealized net gains or losses associated with our cash flow hedges were expected to be reclassified to income from Accumulated other comprehensive loss within the next twelve months. These reclassifications relate to our designated foreign currency and commodity hedges that will mature in the next 12 months.

Note 14.    RESTRUCTURING CHARGES
In the second quarter of 2020, Eaton decided to undertake a multi-year restructuring program to reduce its cost structure and gain efficiencies in its business segments and at corporate in order to respond to declining market conditions. Restructuring charges incurred under this program were $214 in 2020 and $16 for the three months ended March 31, 2021. These restructuring activities are expected to incur additional expenses of $45 in 2021, and $5 in 2022, primarily comprised of plant closing costs and other costs, resulting in total estimated charges of $280 for the entire program.
A summary of restructuring program charges by type follows:

Three months ended March 31, 2021
Workforce reductions	$2
Plant closing and other	14
Total before income taxes	16
Income tax benefit	4
Total after income taxes	$12
Per ordinary share - diluted	$0.03

Restructuring program charges related to the following segments:

Three months ended March 31, 2021
Electrical Americas	$5
Electrical Global	2
Aerospace	1
Vehicle	6
Corporate	2
Total	$16

A summary of liabilities related to workforce reductions, plant closing and other associated costs follows:

	Workforce reductions	Plant closing and other	Total
Balance at January 1, 2020	$—	$—	$—
Liability recognized	172	42	214
Payments, utilization and translation	(33)	(39)	(72)
Balance at December 31, 2020	139	3	142
Liability recognized	2	14	16
Payments, utilization and translation	(25)	(6)	(31)
Balance at March 31, 2021	$116	$11	$127
These restructuring program charges were included in Cost of products sold, Selling and administrative expense, Research and development expense, or Other (income) expense - net, as appropriate. In Business Segment Information, these restructuring program charges are treated as Corporate items. See Note 15 for additional information about business segments.

Note 15.    BUSINESS SEGMENT INFORMATION
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance. Eaton's operating segments are Electrical Americas, Electrical Global, Hydraulics, Aerospace, Vehicle, and eMobility. Operating profit includes the operating profit from intersegment sales. For additional information regarding Eaton's business segments, see Note 17 to the Consolidated Financial Statements contained in the 2020 Form 10-K.

	Three months ended March 31
	2021	2020
Net sales
Electrical Americas	$1,622	$1,788
Electrical Global	1,253	1,144
Hydraulics	561	507
Aerospace	519	680
Vehicle	654	598
eMobility	83	72
Total net sales	$4,692	$4,789

Segment operating profit (loss)
Electrical Americas	$332	$308
Electrical Global	213	166
Hydraulics	84	55
Aerospace	96	147
Vehicle	113	81
eMobility	(7)	1
Total segment operating profit	831	758

Corporate
Intangible asset amortization expense	(92)	(87)
Interest expense - net	(38)	(34)
Pension and other postretirement benefits income (expense)	14	(8)
Restructuring program charges	(16)	—
Other expense - net	(161)	(8)
Income before income taxes	538	621
Income tax expense	79	183
Net income	459	438
Less net income for noncontrolling interests	(1)	—
Net income attributable to Eaton ordinary shareholders	$458	$438

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
Summary of Results of Operations
A summary of Eaton’s Net sales, Net income attributable to Eaton ordinary shareholders, and Net income per share attributable to Eaton ordinary shareholders - diluted follows:

	Three months ended March 31
	2021	2020
Net sales	$4,692	$4,789
Net income attributable to Eaton ordinary shareholders	458	438
Net income per share attributable to Eaton ordinary shareholders - diluted	$1.14	$1.07

In the second quarter of 2020, Eaton decided to undertake a multi-year restructuring program to reduce its cost structure and gain efficiencies in its business segments and at corporate in order to respond to declining market conditions. Restructuring charges incurred under this program were $214 in 2020 and $16 for the three months ended March 31, 2021. These restructuring activities are expected to incur additional expenses of $45 in 2021, and $5 in 2022, primarily comprised of plant closing costs and other costs, resulting in total estimated charges of $280 for the entire program. The projected mature year savings from these restructuring actions are expected to be $200 when fully implemented in 2023. Additional information related to this restructuring is presented in Note 14.
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
On March 2, 2020, Eaton sold its Lighting business to Signify N.V. for a cash purchase price of $1.4 billion. As a result of the sale, the Company recognized a pre-tax gain of $221 in 2020. The Lighting business, which had sales of $1.6 billion in 2019 as part of the Electrical Americas business segment, served customers in commercial, industrial, residential, and municipal markets.
On January 21, 2020, Eaton entered into an agreement to sell its Hydraulics business to Danfoss A/S, a Danish industrial company, for $3.3 billion in cash. Eaton’s Hydraulics business is a global leader in hydraulics components, systems, and services for industrial and mobile equipment. The business had sales of $1.8 billion in 2020. The transaction is subject to customary closing conditions and regulatory approvals and is expected to close in the second quarter of 2021.
On January 31, 2021, Eaton signed an agreement to acquire Cobham Mission Systems (CMS), a leading manufacturer of air-to-air refueling systems, environmental systems, and actuation primarily for defense markets. Under the terms of the agreement, Eaton will pay $2.83 billion. CMS had sales of over $700 in 2020. The transaction is subject to customary closing conditions and is expected to close the beginning of the fourth quarter of 2021. CMS will be reported within the Aerospace business segment.
On March 17, 2021, Eaton acquired Tripp Lite for $1.65 billion, net of cash received. Tripp Lite is a leading supplier of power quality products and connectivity solutions including single-phase uninterruptible power supply systems, rack power distribution units, surge protectors, and enclosures for data centers, industrial, medical, and communications markets in the Americas. Tripp Lite had sales of over $400 in 2020. Tripp Lite is reported within the Electrical Americas business segment.

On March 22, 2021, Eaton acquired Green Motion SA, a leading designer and manufacturer of electric vehicle charging hardware and related software based in Switzerland. Green Motion SA was acquired for $105, including $49 of cash paid at closing and $56 of estimated fair value of contingent future consideration based on 2023 and 2024 revenue performance, with a maximum possible undiscounted value of $109. Green Motion SA is reported within the Electrical Global business segment.
On March 29, 2021, Eaton acquired a 50 percent stake in HuanYu High Tech, a subsidiary of HuanYu Group that manufactures and markets low-voltage circuit breakers and contactors in China, and throughout the Asia-Pacific region. HuanYu High Tech had 2019 sales of $106 and has production operations in Wenzhou, China. Eaton accounts for this investment on the equity method of accounting and is reported within the Electrical Global business segment.

COVID-19
The Company has been impacted by the COVID-19 pandemic and continues to be impacted in select markets and industries. The Company monitors the pandemic’s impact throughout the world, including guidance from governmental authorities and world health organizations. Our businesses are focused on cost control measures where appropriate to offset the volume declines in addition to executing on our multi-year restructuring program we decided to undertake in the second quarter of 2020.
Eaton's products and support services are vital to hospitals, emergency services, military sites, utilities, public works, transportation, and shipping providers. In addition, data centers, retail outlets, airports, and governments, as well as the networks that support schools and remote workers, rely on the Company's products to serve their customers and communities. As a result, the Company's businesses are deemed essential to continue operating by almost all governments around the world, and our plants are generally not subject to extended shutdowns.
The Company’s actions to protect the safety and health of its workforce are aligned with its preventive health protocols and those of governmental authorities and health organizations including the Centers for Disease Controls (U.S.) and the World Health Organization.

RESULTS OF OPERATIONS
Non-GAAP Financial Measures
The following discussion of Consolidated Financial Results includes certain non-GAAP financial measures. These financial measures include adjusted earnings and adjusted earnings per ordinary share, each of which differs from the most directly comparable measure calculated in accordance with generally accepted accounting principles (GAAP). A reconciliation of adjusted earnings and adjusted earnings per ordinary share to the most directly comparable GAAP measure is included in the Consolidated Financial Results table below. During the first quarter of 2021, the Company revised its definition of adjusted earnings to exclude intangible asset amortization expense and prior periods have been retrospectively adjusted to apply this change. Management believes that these financial measures are useful to investors because they exclude certain transactions, allowing investors to more easily compare Eaton’s financial performance period to period. Management uses this information in monitoring and evaluating the on-going performance of Eaton.

Acquisition and Divestiture Charges
Eaton incurs integration charges and transaction costs to acquire businesses, and transaction costs and other charges to divest and exit businesses. Eaton also recognizes gains and losses on the sale of businesses. A summary of these Corporate items follows:

	Three months ended March 31
	2021	2020
Acquisition integration, divestiture charges and transaction costs	$46	$132
Gain on the sale of the Lighting business	—	(221)
Total before income taxes	46	(89)
Income tax expense (benefit)	(9)	98
Total after income taxes	$37	$9
Per ordinary share - diluted	$0.09	$0.02
Acquisition integration, divestiture charges and transaction costs in 2021 are primarily related to the planned divestiture of the Hydraulics business, the acquisitions of Tripp Lite, Souriau-Sunbank Connection Technologies, and Ulusoy Elektrik Imalat Taahhut ve Ticaret A.S., the planned acquisition of Cobham Mission Systems, and other charges to exit businesses. Charges in 2020 are primarily related to the planned divestiture of the Hydraulics business, the divestiture of the Lighting business, and the acquisitions of Ulusoy Elektrik and Souriau-Sunbank. These charges were included in Cost of products sold, Selling and administrative expense, Research and development expense, or Other (income) expense - net. In Business Segment Information in Note 15, the charges were included in Other expense - net.
Intangible Asset Amortization Expense
Intangible asset amortization expense follows:

	Three months ended March 31
	2021	2020
Intangible asset amortization expense	$92	$87
Income tax benefit	22	20
Total after income taxes	$70	$67
Per ordinary share - diluted	$0.18	$0.16

Consolidated Financial Results

	Three months ended March 31		Increase (decrease)
	2021	2020
Net sales	$4,692	$4,789	(2)%
Gross profit	1,508	1,487	1%
Percent of net sales	32.1%	31.1%
Income before income taxes	538	621	(13)%
Net income	459	438	5%
Less net income for noncontrolling interests	(1)	—
Net income attributable to Eaton ordinary shareholders	458	438	5%
Excluding acquisition and divestiture charges, after-tax	37	9
Excluding restructuring program charges, after-tax	12	—
Excluding intangible asset amortization expense, after-tax	70	67
Adjusted earnings	$577	$514	12%

Net income per share attributable to Eaton ordinary shareholders - diluted	$1.14	$1.07	7%
Excluding per share impact of acquisition and divestiture charges, after-tax	0.09	0.02
Excluding per share impact of restructuring program charges, after-tax	0.03	—
Excluding per share impact of intangible asset amortization expense, after-tax	0.18	0.16
Adjusted earnings per ordinary share	$1.44	$1.25	15%

Net Sales
Net sales decreased 2% in the first quarter of 2021 compared to the first quarter of 2020 due to a decrease of 5.5% from the divestiture of the Lighting business discussed in Note 2, partially offset by an increase of 2% from the impact of positive currency translation, an increase of 1% from acquisitions of businesses, and an increase of 0.5% in organic sales. The increase in organic sales in the first quarter of 2021 reflects organic growth in all business segments except for a decrease in the Aerospace business segment due to the impact of the COVID-19 pandemic on commercial aviation.
Gross Profit
Gross profit margin increased from 31.1% in the first quarter of 2020 to 32.1% in the first quarter of 2021. The increase in gross profit margin in the first quarter of 2021 was primarily due to Electrical Americas, Electrical Global, Hydraulics and Vehicle business segments had higher sales volumes, and savings from restructuring actions and other cost control measures, partially offset by lower sales volumes in the Aerospace business segment.
Income Taxes
The effective income tax rate for the first quarter of 2021 was expense of 14.7% compared to expense of 29.5% for the first quarter of 2020. The decrease in the effective tax rate in the first quarter of 2021 was primarily due to the tax impact on the gain from the sale of the Lighting business in 2020 described in Note 2.
Net Income
Net income attributable to Eaton ordinary shareholders of $458 in the first quarter of 2021 increased 5% compared to Net income attributable to Eaton ordinary shareholders of $438 in the first quarter of 2020. Net income in the first three months of 2020 included an after-tax gain of $91 on the sale of the Lighting business discussed in Note 2. The increase in the first quarter of 2021 was primarily due to higher sales volumes, savings from restructuring actions and other cost control measures, and a lower effective income tax rate.
Net income per ordinary share increased to $1.14 in the first quarter of 2021 compared to $1.07 in the first quarter of 2020. Net income per ordinary share in the first three months of 2020 included $0.22 from the sale of the Lighting business. The increase in Net income per ordinary share in the first quarter of 2021 was due to higher Net income attributable to Eaton ordinary shareholders and the impact of the Company's share repurchases over the past year.

Adjusted Earnings
Adjusted earnings of $577 in the first quarter of 2021 increased 12% compared to Adjusted earnings of $514 in the first quarter of 2020. The increase in Adjusted earnings in the first quarter of 2021 was primarily due to higher Net income attributable to Eaton ordinary shareholders, adjusted for higher acquisition and divestiture charges, restructuring program charges, and intangible asset amortization expense.
Adjusted earnings per ordinary share increased to $1.44 in the first quarter of 2021 compared to $1.25 in the first quarter of 2020. The increase in Adjusted earnings per ordinary share in the first quarter was due to higher Adjusted earnings and the impact of the Company's share repurchases over the past year.
Business Segment Results of Operations
The following is a discussion of Net sales, operating profit and operating margin by business segment.
Electrical Americas

	Three months ended March 31		Increase (decrease)
	2021	2020
Net sales	$1,622	$1,788	(9)%

Operating profit	$332	$308	8%
Operating margin	20.5%	17.2%
Net sales decreased 9% in the first quarter of 2021 compared to the first quarter of 2020 due to a decrease of 14% from the divestiture of the Lighting business, partially offset by an increase of 2% in organic sales, an increase of 2% from the acquisitions of Tripp Lite and Power Distribution, Inc., and an increase of 1% from the impact of positive currency translation. The increase in organic sales in the first quarter of 2021 was primarily due to growth in residential, data center and utility end-markets, partially offset by weakness in commercial and industrial markets.
The operating margin increased from 17.2% in the first quarter of 2020 to 20.5% in the first quarter of 2021. The increase in operating margin in the first quarter of 2021 was primarily due to savings from restructuring actions and other cost control measures, the favorable impact from the divestiture of the Lighting business, and higher organic sales volumes.
Electrical Global

	Three months ended March 31		Increase (decrease)
	2021	2020
Net sales	$1,253	$1,144	10%

Operating profit	$213	$166	28%
Operating margin	17.0%	14.5%
Net sales increased 10% in the first quarter of 2021 compared to the first quarter of 2020 due to an increase of 5% in organic sales and an increase of 5% from the impact of positive currency translation. The increase in organic sales in the first quarter of 2021 was primarily due to growth in residential, data center and utility end-markets, partially offset by weakness in global oil and gas markets.
The operating margin increased from 14.5% in the first quarter of 2020 to 17.0% in the first quarter of 2021 primarily due to higher sales volumes, and savings from restructuring actions and other cost control measures, partially offset by unfavorable product mix.

Hydraulics

	Three months ended March 31		Increase (decrease)
	2021	2020
Net sales	$561	$507	11%

Operating profit	$84	$55	53%
Operating margin	15.0%	10.8%
Net sales increased 11% in the first quarter of 2021 compared to the first quarter of 2020 due to an increase of 9% in organic sales, and an increase of 2% from the impact of positive currency translation. The increase in organic sales in the first quarter of 2021 was primarily due to growth in both OEMs and distributors in the Asia-Pacific and Europe regions.
The operating margin increased from 10.8% in the first quarter of 2020 to 15.0% in the first quarter of 2021 primarily due to higher sales volumes and savings from other cost control measures.
Aerospace

	Three months ended March 31		Increase (decrease)
	2021	2020
Net sales	$519	$680	(24)%

Operating profit	$96	$147	(35)%
Operating margin	18.5%	21.6%
Net sales decreased 24% in the first quarter of 2021 compared to the first quarter of 2020 due to a decrease of 26% in organic sales, partially offset by an increase of 2% from the impact of positive currency translation. The decrease in organic sales in the first quarter of 2021 was primarily due to the impact of the COVID-19 pandemic on commercial aviation.
The operating margin decreased from 21.6% in the first quarter of 2020 to 18.5% in first quarter of 2021 primarily due to lower sales volumes, partially offset by savings from restructuring actions and other cost control measures.
Vehicle

	Three months ended March 31		Increase (decrease)
	2021	2020
Net sales	$654	$598	9%

Operating profit	$113	$81	40%
Operating margin	17.3%	13.5%
Net sales increased 9% in the first quarter of 2021 compared to the first quarter of 2020 due to an increase of 9% in organic sales. The increase in organic sales in the first quarter of 2021 was due to growth in global commercial vehicle and China passenger car markets.
The operating margin increased from 13.5% in the first quarter of 2020 to 17.3% in the first quarter of 2021 primarily due to higher sales volumes, and savings from restructuring actions and other cost control measures.

eMobility

	Three months ended March 31		Increase (decrease)
	2021	2020
Net sales	$83	$72	15%

Operating profit (loss)	$(7)	$1	(800)%
Operating margin	(8.4)%	1.4%
Net sales increased 15% in the first quarter of 2021 compared to the first quarter of 2020 due to an increase of 13% in organic sales, and an increase of 2% from the impact of positive currency translation. The increase in organic sales in the first quarter of 2021 was primarily due to growth in global markets which was driven by both high and low voltage products for a range of vehicles.
The operating margin decreased from 1.4% in the first quarter of 2020 to negative 8.4% in the first quarter of 2021. The decrease in operating margin in the first quarter of 2021 was primarily due to increased research and development costs and manufacturing start-up costs associated with new electric vehicle programs, partially offset by higher sales volumes.

Corporate Expense

	Three months ended March 31		Increase (decrease)
	2021	2020
Intangible asset amortization expense	$92	$87	6%
Interest expense - net	38	34	12%
Pension and other postretirement benefits (income) expense	(14)	8	(275)%
Restructuring program charges	16	—	NM
Other expense - net	161	8	1,913%
Total corporate expense	$293	$137	114%
Total corporate expense was $293 in the first quarter of 2021 compared to Total corporate expense of $137 in the first quarter of 2020. The increase in Total corporate expense for the first quarter of 2021 was primarily due to higher Other expense - net, partially offset by the favorable impact of the freeze on the Company's United States pension plans discussed in Note 8. The increase in Other expense - net is primarily due to the gain on sale of a business recognized in the first quarter of 2020 discussed in Note 2, partially offset by lower acquisition and divestiture charges.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Financial Condition and Liquidity
Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk. The Company maintains access to the commercial paper markets through a $2,000 commercial paper program, which is supported by credit facilities in the aggregate principal amount of $2,000. There were no borrowings outstanding under these revolving credit facilities at March 31, 2021. Over the course of a year, cash, short-term investments, and short-term debt may fluctuate in order to manage global liquidity. Eaton completed the $1.4 billion sale of our Lighting Business on March 2, 2020 and completed the acquisition of Tripp Lite for $1.65 billion on March 17, 2021. Eaton expects to complete the sale of our Hydraulics Business for $3.3 billion in cash in the second quarter of 2021 and expects to close the acquisition of Cobham Mission Systems for $2.83 billion the beginning of the fourth quarter of 2021. Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business, fund acquisitions of businesses, as well as scheduled payments of long-term debt.
On March 8, 2021, a subsidiary of Eaton issued Euro denominated notes (2021 Euro Notes) with a face value of €1,500 ($1,798), in accordance with Regulation S promulgated under the Securities Act of 1933, as amended. The 2021 Euro Notes are comprised of two tranches of €900 and €600, which mature in 2026 and 2030, respectively, with interest payable annually at a respective rate of 0.128% and 0.577%. The issuer received proceeds totaling €1,494 ($1,790) from the issuance, net of financing costs and discounts.
Eaton was in compliance with each of its debt covenants for all periods presented.
Sources and Uses of Cash
Operating Cash Flow
Net cash provided by operating activities was $260 in the first three months of 2021, a decrease of $63 compared to $323 in the first three months of 2020. The decrease in net cash provided by operating activities in the first three months of 2021 was driven by a pension contribution to Eaton's U.S. qualified pension plan in 2021, partially offset by lower working capital balances compared to 2020.
Investing Cash Flow
Net cash used in investing activities was $2,201 in the first three months of 2021, an increase of $3,301 in the use of cash compared to net cash provided by investing activities of $1,100 in the first three months of 2020. The increase in the use of cash was primarily driven by cash paid for business acquisitions discussed in Note 2, proceeds received in 2020 from the sale of the Lighting business discussed in Note 2, and net purchases of short-term investments of $280 in 2021 compared to net sales of $30 in 2020.
Financing Cash Flow
Net cash provided by financing activities was $1,875 in the first three months of 2021, an increase of $3,405 in the source of cash compared to net cash used in investing activities of $1,530 in the first three months of 2020. The increase in the source of cash was primarily due to higher proceeds from borrowings of $2,261 in 2021 compared to $83 in 2020 and lower share repurchases of $59 in 2021 compared to $1,300 in 2020.

Guaranteed Debt
Issuers, Guarantors and Guarantor Structure
Eaton Corporation has issued senior notes pursuant to indentures dated April 1, 1994 (the 1994 Indenture), November 20, 2012 (the 2012 Indenture) and September 15, 2017 (the 2017 Indenture). The senior notes of Eaton Corporation are registered under the Securities Act of 1933, as amended (the Registered Senior Notes). Eaton Corporation is also the issuer of two outstanding series of privately placed debt securities (the PPNs), and Eaton Capital Unlimited Company, another subsidiary of Eaton, is the issuer of five outstanding series of debt securities sold in offshore transactions under Regulation S promulgated under the Securities Act (the Eurobonds). The PPNs, the Eurobonds and the Registered Senior Notes (together, the Senior Notes) comprise substantially all of Eaton’s long-term indebtedness.
Substantially all of the Senior Notes, together with the credit facilities described above under Financial Condition and Liquidity (the Credit Facilities), are guaranteed by Eaton and 18 of its subsidiaries. Accordingly, they rank equally with each other. However, because these obligations are not secured, they would be effectively subordinated to any existing or future secured indebtedness of Eaton and its subsidiaries. As of March 31, 2021, Eaton has no material, long-term secured debt. The guaranteed Registered Senior Notes are also structurally subordinated to the liabilities of Eaton's subsidiaries that are not guarantors. Except as described below under Future Guarantors, Eaton is not obligated to cause its subsidiaries to guarantee the Registered Senior Notes.
The table set forth in Exhibit 22 filed with the Form 10-K filed on February 24, 2021, details the primary obligors and guarantors with respect to the guaranteed Registered Senior Notes.
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
The 1994 Indenture does not contain provisions with respect to future guarantors.

Summarized Financial Information of Guarantors and Issuers

	March 31, 2021	December 31, 2020
Current assets	$4,668	$4,031
Noncurrent assets	11,655	11,642
Current liabilities	3,491	2,916
Noncurrent liabilities	10,409	9,049
Amounts due to subsidiaries that are non-issuers and non-guarantors - net	16,495	15,938

		Three months ended March 31
		2021
Net sales		$2,525
Sales to subsidiaries that are non-issuers and non-guarantors		236
Cost of products sold		2,143
Expense from subsidiaries that are non-issuers and non-guarantors - net		112
Net income		10
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

FORWARD-LOOKING STATEMENTS
This Form 10-Q Report contains forward-looking statements concerning the anticipated completion of the divestiture of our Hydraulics business, the completion of the Cobham Mission Systems acquisition, anticipated additional charges and projected savings from restructuring actions, the future impact of COVID-19, the performance of our end markets and legal contingencies, among other matters. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to Eaton, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside Eaton’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for the Company’s business segments; unanticipated downturns in business relationships with customers or their purchases from us; the potential effects on our businesses from natural disasters; the availability of credit to customers and suppliers; competitive pressures on sales and pricing; unanticipated changes in the cost of material and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; strikes or other labor unrest; the impact of acquisitions and divestitures; unanticipated difficulties integrating acquisitions; new laws and governmental regulations; interest rate changes; tax rate changes or exposure to additional income tax liability; stock market and currency fluctuations; war, civil or political unrest or terrorism; the course of the COVID-19 pandemic and government responses thereto, and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in exposures to market risk since December 31, 2020.

ITEM 4.CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures - Pursuant to SEC Rule 13a-15, an evaluation was performed under the supervision and with the participation of Eaton’s management, including Craig Arnold - Principal Executive Officer; and Thomas B. Okray - Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, management concluded that Eaton’s disclosure controls and procedures were effective as of March 31, 2021.
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
During the first quarter of 2021, there was no change in Eaton’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting. Management is currently evaluating the impact of businesses acquired in the past twelve months on Eaton's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.
Information regarding the Company's current legal proceedings is presented in Note 9 of the Notes to the condensed consolidated financial statements.

ITEM 1A.RISK FACTORS.
“Item 1A. Risk Factors” in Eaton's 2020 Form 10-K includes a discussion of the Company's risk factors. There have been no material changes from the risk factors described in the 2020 Form 10-K.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c) Issuer's Purchases of Equity Securities
During the first quarter of 2021, 0.5 million ordinary shares were repurchased in the open market at a total cost of $59 million. These shares were repurchased under the program approved by the Board on February 27, 2019 (the 2019 Program). A summary of the shares repurchased in the first quarter of 2021 follows:

Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
January	—	$—	—	$2,094
February	490,583	$120.09	490,583	$2,035
March	—	$—	—	$2,035
Total	490,583	$120.09	490,583

ITEM 6.EXHIBITS.
Eaton Corporation plc
First Quarter 2021 Report on Form 10-Q

3 (i)	Certificate of Incorporation — Incorporated by reference to the Form S-8 filed November 30, 2012

3 (ii)	Amended and Restated Memorandum and Articles of Incorporation — Incorporated by reference to the Form 8-K filed on May 1, 2017

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

4.8	Pursuant to Regulation S-K Item 601(b)(4), Eaton agrees to furnish to the SEC, upon request, a copy of the instruments defining the rights of holders of its long-term debt other than those set forth in Exhibits (4.2 - 4.7) hereto

22	Table of Senior Notes, Issuer and Guarantors (incorporated by reference to the Form 10-K Report filed on February 24, 2021)

31.1	Certification of Principal Executive Officer (Pursuant to Rule 13a-14(a)) — Filed in conjunction with this Form 10-Q Report *

31.2	Certification of Principal Financial Officer (Pursuant to Rule 13a-14(a)) — Filed in conjunction with this Form 10-Q Report *

32.1	Certification of Principal Executive Officer (Pursuant to Rule 13a-14(b) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act) — Filed in conjunction with this Form 10-Q Report *

32.2	Certification of Principal Financial Officer (Pursuant to Rule 13a-14(b) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act) — Filed in conjunction with this Form 10-Q Report *

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Label Definition Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_______________________________

*	Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON CORPORATION plc
Registrant

Date:	May 4, 2021	By:	/s/ Thomas B. Okray
Thomas B. Okray
Principal Financial Officer
(On behalf of the registrant and as Principal Financial Officer)