Form 10-Q
period 2021-06-30
Eaton Corp plc
filed 2021-08-03
CIK 1551182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 398.6 million Ordinary Shares outstanding as of June 30, 2021.

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended June 30		Six months ended June 30
(In millions except for per share data)	2021	2020	2021	2020
Net sales	$5,215	$3,856	$9,907	$8,645

Cost of products sold	3,545	2,877	6,729	6,179
Selling and administrative expense	876	691	1,671	1,556
Research and development expense	154	126	302	279
Interest expense - net	37	38	75	72
Gain on sale of business	—	—	—	221
Other (income) expense - net	(17)	77	(28)	112
Income before income taxes	620	47	1,158	668
Income tax expense (benefit)	114	(7)	193	176
Net income	506	54	965	492
Less net income for noncontrolling interests	—	(3)	(1)	(3)
Net income attributable to Eaton ordinary shareholders	$506	$51	$964	$489

Net income per share attributable to Eaton ordinary shareholders
Diluted	$1.26	$0.13	$2.40	$1.20
Basic	1.27	0.13	2.42	1.21

Weighted-average number of ordinary shares outstanding
Diluted	401.4	401.3	401.2	406.2
Basic	398.8	400.4	398.6	404.8

Cash dividends declared per ordinary share	$0.76	$0.73	$1.52	$1.46

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended June 30		Six months ended June 30
(In millions)	2021	2020	2021	2020
Net income	$506	$54	$965	$492
Less net income for noncontrolling interests	—	(3)	(1)	(3)
Net income attributable to Eaton ordinary shareholders	506	51	964	489

Other comprehensive income (loss), net of tax
Currency translation and related hedging instruments	80	116	(92)	(493)
Pensions and other postretirement benefits	161	26	208	112
Cash flow hedges	(47)	15	48	(138)
Other comprehensive income (loss) attributable to Eaton ordinary shareholders	194	157	164	(519)

Total comprehensive income (loss) attributable to Eaton ordinary shareholders	$700	$208	$1,128	$(30)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED BALANCE SHEETS

(In millions)	June 30, 2021	December 31, 2020
Assets
Current assets
Cash	$279	$438
Short-term investments	261	664
Accounts receivable - net	3,341	2,904
Inventory	2,668	2,109
Assets held for sale	2,604	2,487
Prepaid expenses and other current assets	636	576
Total current assets	9,789	9,178

Property, plant and equipment
Land and buildings	2,259	2,184
Machinery and equipment	5,557	5,404
Gross property, plant and equipment	7,816	7,588
Accumulated depreciation	(4,758)	(4,624)
Net property, plant and equipment	3,058	2,964

Other noncurrent assets
Goodwill	14,880	12,903
Other intangible assets	6,195	4,175
Operating lease assets	470	428
Deferred income taxes	445	426
Other assets	1,967	1,750
Total assets	$36,804	$31,824

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$3,373	$1
Current portion of long-term debt	8	1,047
Accounts payable	2,484	1,987
Accrued compensation	425	351
Liabilities held for sale	527	468
Other current liabilities	2,089	2,027
Total current liabilities	8,906	5,881

Noncurrent liabilities
Long-term debt	8,721	7,010
Pension liabilities	1,085	1,588
Other postretirement benefits liabilities	322	330
Operating lease liabilities	366	326
Deferred income taxes	494	277
Other noncurrent liabilities	1,460	1,439
Total noncurrent liabilities	12,448	10,970

Shareholders’ equity
Ordinary shares (398.6 million outstanding in 2021 and 398.1 million in 2020)	4	4
Capital in excess of par value	12,368	12,329
Retained earnings	7,068	6,794
Accumulated other comprehensive loss	(4,031)	(4,195)
Shares held in trust	(1)	(2)
Total Eaton shareholders’ equity	15,408	14,930
Noncontrolling interests	42	43
Total equity	15,450	14,973
Total liabilities and equity	$36,804	$31,824
The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30
(In millions)	2021	2020
Operating activities
Net income	$965	$492
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	437	397
Deferred income taxes	(73)	32
Pension and other postretirement benefits expense	27	109
Contributions to pension plans	(268)	(65)
Contributions to other postretirement benefits plans	(13)	(9)
Gain on sale of business	—	(91)
Changes in working capital	(169)	95
Other - net	(9)	120
Net cash provided by operating activities	897	1,080

Investing activities
Capital expenditures for property, plant and equipment	(272)	(202)
Cash paid for acquisitions of businesses, net of cash acquired	(4,500)	(195)
Proceeds from sale of business	—	1,408
Investments in associate companies	(122)	(15)
Sales of short-term investments - net	401	4
Proceeds from (payments for) settlement of currency exchange contracts not designated as hedges - net	30	(82)
Other - net	(20)	(18)
Net cash provided by (used in) investing activities	(4,483)	900

Financing activities
Proceeds from borrowings	1,798	—
Payments on borrowings	(1,009)	(5)
Short-term debt, net	3,380	(116)
Cash dividends paid	(613)	(592)
Exercise of employee stock options	31	17
Repurchase of shares	(76)	(1,300)
Employee taxes paid from shares withheld	(44)	(34)
Other - net	(14)	(4)
Net cash provided by (used in) financing activities	3,453	(2,034)

Effect of currency on cash	(13)	(22)
Less: Increase in cash classified as held for sale	(13)	(2)
Decrease in cash	(159)	(78)
Cash at the beginning of the period	438	370
Cash at the end of the period	$279	$292

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
The acquisition of Tripp Lite has been accounted for using the acquisition method of accounting which requires the assets acquired and liabilities assumed be recognized at their respective fair values on the acquisition date. The table below summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed on the acquisition date, as well as measurement period adjustments recorded as of June 30, 2021. These preliminary estimates will continue to be revised during the measurement period as third-party valuations are received and finalized, further information becomes available and additional analyses are performed, and these differences could have a material impact on Eaton's preliminary purchase price allocation. The current measurement period adjustments did not have a material impact to the Consolidated Statements of Income.

	Preliminary Allocation	Measurement Period Adjustments	Adjusted Preliminary Allocation
Short-term investments	$5	$—	$5
Accounts receivable	94	—	94
Inventory	184	—	184
Prepaid expenses and other current assets	6	(1)	5
Property, plant and equipment	6	—	6
Other intangible assets	630	—	630
Accounts payable	(13)	—	(13)
Other current liabilities	(32)	(2)	(34)
Other noncurrent liabilities	(157)	10	(147)
Total identifiable net assets	723	7	730
Goodwill	928	(7)	921
Total consideration, net of cash received	$1,651	$—	$1,651
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
Eaton's 2021 Condensed Consolidated Financial Statements include Tripp Lite’s results of operations, including segment operating profit of $53 on sales of $151, from the date of acquisition through June 30, 2021.
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

Acquisition of Cobham Mission Systems
On June 1, 2021, Eaton acquired Cobham Mission Systems (CMS) for $2.80 billion, net of cash received. CMS is a leading manufacturer of air-to-air refueling systems, environmental systems, and actuation primarily for defense markets. CMS had sales of over $700 in 2020. CMS is reported within the Aerospace business segment.
The acquisition of CMS has been accounted for using the acquisition method of accounting which requires the assets acquired and liabilities assumed be recognized at their respective fair values on the acquisition date. The table below summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed on the acquisition date. These preliminary estimates will continue to be revised during the measurement period as third-party valuations are received and finalized, further information becomes available and additional analyses are performed, and these differences could have a material impact on Eaton's preliminary purchase price allocation.

June 1, 2021
Accounts receivable	$84
Inventory	179
Prepaid expenses and other current assets	45
Property, plant and equipment	86
Other intangible assets	1,575
Other assets	19
Accounts payable	(40)
Other current liabilities	(159)
Other noncurrent liabilities	(77)
Total identifiable net assets	1,712
Goodwill	1,088
Total consideration, net of cash received	$2,800
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the anticipated synergies of acquiring CMS. As a result of the acquisition, goodwill of $289 recognized in the United States is expected to be deductible for tax purposes. Other intangible assets of $1,575 are expected to include customer relationships, technology and backlog. Given the timing of the acquisition, Eaton utilized a benchmarking approach based on similar acquisitions to determine the preliminary fair values for intangible assets. See Note 6 for additional information about goodwill.
Eaton's 2021 Condensed Consolidated Financial Statements include CMS’s results of operations, including segment operating profit of $19 on sales of $72, from the date of acquisition through June 30, 2021.
Acquisition of a 50% stake in Jiangsu YiNeng Electric's busway business
On June 25, 2021, Eaton acquired a 50 percent stake in Jiangsu YiNeng Electric's busway business, which manufactures and markets busway products in China and had sales of $60 in 2020. Eaton accounts for this investment on the equity method of accounting and is reported within the Electrical Global business segment.
Sale of Hydraulics business
On January 21, 2020, Eaton entered into an agreement to sell its Hydraulics business to Danfoss A/S, a Danish industrial company, for $3.3 billion. Eaton’s Hydraulics business is a global leader in hydraulics components, systems, and services for industrial and mobile equipment. The business had sales of $1.8 billion in 2020.
During the first quarter of 2020, the Company determined the Hydraulics business met the criteria to be classified as held for sale. Therefore, assets and liabilities of the business have been presented as held for sale in the Consolidated Balance Sheets as of December 31, 2020 and June 30, 2021. Assets and liabilities classified as held for sale are measured at the lower of carrying value or fair value less costs to sell. No write-down has been required as fair value of the Hydraulics business assets less the costs to sell exceed their respective carrying values. Depreciation and amortization expense is not recorded for the period in which Other long-lived assets are classified as held for sale.

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
The assets and liabilities classified as held for sale for the Hydraulics business on the June 30, 2021 and December 31, 2020 Consolidated Balance Sheets are as follows:

	June 30, 2021	December 31, 2020
Cash	$13	$—
Accounts receivable - net	389	345
Inventory	419	369
Prepaid expenses and other current assets	14	18
Net property, plant and equipment	529	504
Goodwill	909	920
Other intangible assets	246	248
Operating lease assets	66	61
Deferred income taxes	1	6
Other noncurrent assets	18	16
Assets held for sale - current	$2,604	$2,487

Accounts payable	$293	$241
Accrued compensation	28	26
Other current liabilities	111	101
Pension liabilities	59	60
Operating lease liabilities	30	35
Deferred income taxes	3	3
Other noncurrent liabilities	3	2
Liabilities held for sale - current	$527	$468
On August 2, 2021, Eaton sold its Hydraulics business to Danfoss A/S. The Hydraulics business did not meet the criteria to be classified as discontinued operations as the sale does not represent a strategic shift that will have a major effect on the Company's operations.

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

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Electrical Americas
Products	$555	$439	$1,075	$1,163
Systems	1,294	1,051	2,396	2,115
Total	$1,849	$1,490	$3,471	$3,278

Electrical Global
Products	$846	$598	$1,559	$1,255
Systems	572	513	1,112	1,000
Total	$1,418	$1,111	$2,671	$2,255

Hydraulics
United States	$235	$183	$457	$410
Rest of World	325	228	664	508
Total	$560	$411	$1,121	$918

Aerospace
Original Equipment Manufacturers	$239	$199	$447	$524
Aftermarket	191	149	337	369
Industrial and Other	195	113	360	248
Total	$625	$461	$1,144	$1,141

Vehicle
Commercial	$384	$166	$726	$458
Passenger and Light Duty	291	161	603	467
Total	$675	$327	$1,329	$925

eMobility	$88	$56	$171	$128

Total net sales	$5,215	$3,856	$9,907	$8,645

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (revenue recognized exceeds amount billed to the customer), and deferred revenue (advance payments and billings in excess of revenue recognized). Accounts receivables from customers were $2,958 and $2,539 at June 30, 2021 and December 31, 2020, respectively. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. These assets and liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Unbilled receivables were $161 and $90 at June 30, 2021 and December 31, 2020, respectively, and are recorded in Prepaid expenses and other current assets. The increase in unbilled receivables reflects higher revenue recognized and not yet billed during the quarter, and unbilled receivables from the acquisition of Cobham Mission Systems.
Changes in the deferred revenue liabilities are as follows:

Deferred Revenue
Balance at January 1, 2021	$257
Customer deposits and billings	570
Revenue recognized in the period	(545)
Deferred revenue from business acquisitions	99
Translation and other	(3)
Balance at June 30, 2021	$378

Deferred Revenue
Balance at January 1, 2020	$234
Customer deposits and billings	464
Revenue recognized in the period	(459)
Translation	(1)
Deferred revenue reclassified to held for sale	(11)
Balance at June 30, 2020	$227
A significant portion of open orders placed with Eaton are by original equipment manufacturers or distributors. These open orders are not considered firm as they have been historically subject to releases by customers. In measuring backlog of unsatisfied or partially satisfied obligations, only the amount of orders to which customers are firmly committed are included. Using this criterion, total backlog at June 30, 2021 was approximately $8.3 billion. At June 30, 2021, Eaton expects to recognize approximately 87% of this backlog in the next twelve months and the rest thereafter.

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
Accounts receivable are net of an allowance for credit losses of $52 and $48 at June 30, 2021 and December 31, 2020. The change in the allowance for credit losses includes expense and net write-offs, none of which are significant.

Note 5.    INVENTORY
Inventory is carried at lower of cost or net realizable value. The components of inventory follow:

	June 30, 2021	December 31, 2020
Raw materials	$987	$803
Work-in-process	595	498
Finished goods	1,086	808
Total inventory	$2,668	$2,109

Note 6.    GOODWILL
Change in the carrying amount of goodwill by segment follows:

	January 1, 2021	Additions	Translation	June 30, 2021
Electrical Americas	$6,456	$921	$3	$7,380
Electrical Global	4,295	64	(60)	4,299
Aerospace	1,777	1,088	(37)	2,828
Vehicle	293	—	(1)	292
eMobility	82	—	(1)	81
Total	$12,903	$2,073	$(96)	$14,880
The 2021 additions to goodwill relate to the anticipated synergies of acquiring Cobham Mission Systems, Tripp Lite, and Green Motion SA. The allocations of the purchase price from these acquisitions are preliminary and will be completed during the measurement periods.

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
On May 17, 2021, the Company entered into a $2,500, 364-day revolving credit facility. The Company also maintains a $750 five-year revolving credit facility that will expire November 17, 2022, a $500 four-year revolving credit facility that will expire November 7, 2023, and a $750 five-year revolving credit facility that will expire November 7, 2024. The revolving credit facilities totaling $4,500 are used to support commercial paper borrowings and are fully and unconditionally guaranteed by Eaton and certain of its direct and indirect subsidiaries on an unsubordinated, unsecured basis. There were no borrowings outstanding under Eaton’s revolving credit facilities at June 30, 2021. The Company maintains access to the commercial paper markets through a $4,500 commercial paper program, of which $3,372 was outstanding on June 30, 2021, including funds to finance the acquisition of Cobham Mission Systems discussed in Note 2.

Note 8.    RETIREMENT BENEFITS PLANS
The components of retirement benefits expense (income) follow:

	United States pension benefit expense (income)		Non-United States pension benefit expense (income)		Other postretirement benefits expense (income)
	Three months ended June 30
	2021	2020	2021	2020	2021	2020
Service cost	$10	$24	$19	$18	$—	$1
Interest cost	16	26	11	11	1	2
Expected return on plan assets	(55)	(58)	(30)	(27)	—	—
Amortization	10	26	18	14	—	(3)
	(19)	18	18	16	1	—
Settlements and special termination benefits	12	18	1	3	—	—
Total expense (income)	$(7)	$36	$19	$19	$1	$—

	United States pension benefit expense (income)		Non-United States pension benefit expense (income)		Other postretirement benefits expense (income)
	Six months ended June 30
	2021	2020	2021	2020	2021	2020
Service cost	$20	$48	$38	$36	$—	$1
Interest cost	33	52	21	22	3	4
Expected return on plan assets	(111)	(115)	(60)	(54)	—	—
Amortization	20	51	37	29	(1)	(6)
	(38)	36	36	33	2	(1)
Settlements, curtailments and special termination benefits	26	35	1	6	—	—
Total expense (income)	$(12)	$71	$37	$39	$2	$(1)
During 2020, the Company announced it was freezing its United States pension plans for its non-union employees. The freeze was effective January 1, 2021 for non-union U.S. employees whose retirement benefit was determined under a cash balance formula and is effective January 1, 2026 for non-union U.S. employees whose retirement benefit is determined under a final average pay formula.
During the second quarter of 2021, the Company recognized settlement losses of $13 and remeasured certain pension plans as a result of lump-sum distributions exceeding the sum of service and interest costs for the year. The remeasurement resulted in a decrease in pension liabilities and a corresponding decrease in other comprehensive loss of $181.
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

Note 10.     INCOME TAXES
The effective income tax rate for the second quarter of 2021 was expense of 18.4% compared to a tax benefit of 15.1% for the second quarter of 2020. The increase in the effective tax rate in the second quarter of 2021 was primarily due to the tax impact of the restructuring charges in 2020 described in Note 14. The effective income tax rate for the first six months of 2021 was expense of 16.7% compared to expense of 26.4% for the first six months of 2020. The decrease in the effective tax rate in the first six months of 2021 was primarily due to the tax impact on the gain from the sale of the Lighting business in 2020 described in Note 2.
In 2011, the United States Internal Revenue Service (“IRS”) issued a Statutory Notice of Deficiency (the “2011 Notice”) for the Company’s United States subsidiaries (“Eaton US”) for the 2005 and 2006 tax years. The 2011 Notice proposed assessments of $75 in additional taxes plus $52 in penalties related primarily to transfer pricing adjustments for products manufactured in the Company's facilities in Puerto Rico and the Dominican Republic and sold to affiliated companies located in the United States. Eaton US has set its transfer prices for products sold between these affiliates at the same prices that Eaton US sells such products to third parties as required by two successive Advance Pricing Agreements (APAs) Eaton US entered into with the IRS that governed the 2005-2010 tax years. Eaton US has continued to apply the arms-length transfer pricing methodology for 2011 through the current reporting period. Immediately prior to the 2011 Notice being issued, the IRS sent a letter stating that it was retrospectively canceling the APAs. Eaton US contested the proposed assessments in United States Tax Court. The case involved both whether the APAs should be enforced and, if not, the appropriate transfer pricing methodology. On July 26, 2017, the United States Tax Court issued a ruling in which it agreed with Eaton US that the IRS must abide by the terms of the APAs for the tax years 2005-2006. The Tax Court’s ruling on the APAs did not have a material impact on Eaton’s consolidated financial statements. On May 24, 2021, the IRS filed a notice to appeal the Tax Court’s ruling to the United States Sixth Circuit Court of Appeals. The Company believes it will be successful on appeal and does not expect the final resolution to have a material impact on its consolidated financial statements.
During the second quarter of 2021, the IRS completed its examination of the consolidated income tax returns of Eaton US for tax years 2014 through 2016 and has proposed a number of adjustments primarily related to certain transfer pricing tax positions, including adjustments similar to those proposed and previously disclosed for prior audit periods for products manufactured in the Company’s facilities in Puerto Rico and the Dominican Republic and sold to affiliated companies located in the U.S., and adjustments related to intercompany financing. The Company intends to pursue its administrative appeals alternatives. The Company believes that final resolution of the proposed adjustments will not have a material impact on its consolidated financial statements.

Note 11. EQUITY
On February 27, 2019, the Board of Directors adopted a share repurchase program for share repurchases up to $5,000 of ordinary shares (2019 Program). Under the 2019 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During the three and six months ended June 30, 2021, 0.1 million and 0.6 million ordinary shares, respectively, were repurchased under the 2019 Program in the open market at a total cost of $17 and $76, respectively. During the three months ended June 30, 2020, no ordinary shares were repurchased. During the six months ended June 30, 2020, 14.2 million ordinary shares were repurchased under the 2019 Program in the open market at a total cost of $1,300.
The changes in Shareholders’ equity follow:

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at January 1, 2021	398.1	$4	$12,329	$6,794	$(4,195)	$(2)	$14,930	$43	$14,973
Net income	—	—	—	458	—	—	458	1	459
Other comprehensive loss, net of tax					(30)		(30)	—	(30)
Cash dividends paid and accrued	—	—	—	(309)	—	—	(309)	—	(309)
Issuance of shares under equity-based compensation plans	0.9	—	6	(1)	—	—	5	—	5
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(2)	(2)
Repurchase of shares	(0.5)	—	—	(59)	—	—	(59)	—	(59)
Balance at March 31, 2021	398.5	$4	$12,335	$6,883	$(4,225)	$(2)	$14,995	$42	$15,037
Net income	—	—	—	506	—	—	506	—	506
Other comprehensive income, net of tax					194		194		194
Cash dividends paid	—	—	—	(304)	—	—	(304)	—	(304)
Issuance of shares under equity-based compensation plans	0.2	—	33	—	—	1	34	—	34
Repurchase of shares	(0.1)	—	—	(17)	—	—	(17)	—	(17)
Balance at June 30, 2021	398.6	$4	$12,368	$7,068	$(4,031)	$(1)	$15,408	$42	$15,450

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at January 1, 2020	413.3	$4	$12,200	$8,170	$(4,290)	$(2)	$16,082	$51	$16,133
Net income	—	—	—	438	—	—	438	—	438
Other comprehensive loss, net of tax					(676)		(676)	—	(676)
Cash dividends paid and accrued	—	—	—	(300)	—	—	(300)	(5)	(305)
Issuance of shares under equity-based compensation plans	0.9	—	3	(1)	—	(1)	1	—	1
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(3)	(3)
Repurchase of shares	(14.2)	—	—	(1,300)	—	—	(1,300)	—	(1,300)
Balance at March 31, 2020	400.0	$4	$12,203	$7,007	$(4,966)	$(3)	$14,245	$43	$14,288
Net income	—	—	—	51	—	—	51	3	54
Other comprehensive income, net of tax					157		157	—	157
Cash dividends paid	—	—	—	(292)	—	—	(292)	(1)	(293)
Issuance of shares under equity-based compensation plans	0.1	—	25	1	—	1	27	—	27
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	2	2
Balance at June 30, 2020	400.1	$4	$12,228	$6,767	$(4,809)	$(2)	$14,188	$47	$14,235

The changes in Accumulated other comprehensive loss follow:

	Currency translation and related hedging instruments	Pensions and other postretirement benefits	Cash flow hedges	Total
Balance at January 1, 2021	$(2,647)	$(1,481)	$(67)	$(4,195)
Other comprehensive income (loss) before reclassifications	(92)	143	48	99
Amounts reclassified from Accumulated other comprehensive loss (income)	—	65	—	65
Net current-period Other comprehensive income (loss)	(92)	208	48	164
Balance at June 30, 2021	$(2,739)	$(1,273)	$(19)	$(4,031)
The reclassifications out of Accumulated other comprehensive loss follow:

	Six months ended June 30, 2021		Consolidated statements of income classification
Amortization of defined benefit pensions and other postretirement benefits items
Actuarial loss and prior service cost	$(83)	1
Tax benefit	18
Total, net of tax	(65)

Gains and (losses) on cash flow hedges
Currency exchange contracts	(5)		Net sales and Cost of products sold
Commodity contracts	5		Cost of products sold
Tax expense	—
Total, net of tax	—

Total reclassifications for the period	$(65)
1 These components of Accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 8 for additional information about pension and other postretirement benefits items.
Net Income Per Share Attributable to Eaton Ordinary Shareholders
A summary of the calculation of net income per share attributable to Eaton ordinary shareholders follows:

	Three months ended June 30		Six months ended June 30
(Shares in millions)	2021	2020	2021	2020
Net income attributable to Eaton ordinary shareholders	$506	$51	$964	$489

Weighted-average number of ordinary shares outstanding - diluted	401.4	401.3	401.2	406.2
Less dilutive effect of equity-based compensation	2.6	0.9	2.6	1.4
Weighted-average number of ordinary shares outstanding - basic	398.8	400.4	398.6	404.8

Net income per share attributable to Eaton ordinary shareholders
Diluted	$1.26	$0.13	$2.40	$1.20
Basic	1.27	0.13	2.42	1.21

For the first six months of 2021, 0.1 million stock options were excluded from the calculation of diluted net income per share attributable to Eaton ordinary shareholders because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive. For the second quarter of 2021, all stock options were included in the calculation of diluted net income per share attributable to Eaton ordinary shareholders because they all were dilutive. For the second quarter and first six months of 2020 1.7 million and 1.0 million stock options, respectively, were excluded from the calculation of diluted net income per share attributable to Eaton ordinary shareholders because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive.

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
A summary of financial instruments and contingent consideration recognized at fair value, and the fair value measurements used, follows:

	Total	Level 1	Level 2	Level 3
June 30, 2021
Cash	$279	$279	$—	$—
Short-term investments	261	261	—	—
Net derivative contracts	42	—	42	—
Contingent consideration from acquisition of Green Motion (Note 2)	(56)	—	—	(56)

December 31, 2020
Cash	$438	$438	$—	$—
Short-term investments	664	664	—	—
Net derivative contracts	31	—	31	—
Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities.
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $8,729 and fair value of $9,498 at June 30, 2021 compared to $8,057 and $9,075, respectively, at December 31, 2020. The fair value of Eaton's debt instruments were estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities, and are considered a Level 2 fair value measurement.

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
Eaton uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against foreign currency exposure (net investment hedges). Foreign currency denominated debt designated as a non-derivative net investment hedging instruments had a carrying value on an after-tax basis of $3,014 at June 30, 2021 and $2,020 at December 31, 2020.

Derivative Financial Statement Impacts
The fair value of derivative financial instruments recognized in the Consolidated Balance Sheets follows:

	Notional amount	Other current assets	Other noncurrent assets	Other current liabilities	Other noncurrent liabilities	Type of hedge	Term
June 30, 2021
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$1,800	$—	$76	$—	$—	Fair value	1 to 13 years
Forward starting floating-to-fixed interest rate swaps	950	—	39	—	69	Cash flow	11 to 31 years
Currency exchange contracts	1,337	16	6	17	1	Cash flow	1 to 36 months
Commodity contracts	31	4	—	1	—	Cash flow	1 to 12 months
Total		$20	$121	$18	$70

Derivatives not designated as hedges
Currency exchange contracts	$5,894	$14		$27			1 to 12 months
Commodity contracts	27	2		—			1 month
Total		$16		$27

December 31, 2020
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$2,075	$2	$100	$—	$—	Fair value	6 months to 14 years
Forward starting floating-to-fixed interest rate swaps	900	—	17	—	108	Cash flow	12 to 32 years
Currency exchange contracts	946	20	6	20	1	Cash flow	1 to 36 months
Commodity contracts	24	4	—	—	—	Cash flow	1 to 12 months
Total		$26	$123	$20	$109

Derivatives not designated as hedges
Currency exchange contracts	$5,227	$43		$34			1 to 12 months
Commodity contracts	18	2		—			1 month
Total		$45		$34
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

As of June 30, 2021, the volume of outstanding commodity contracts that were entered into to hedge forecasted transactions:

Commodity	June 30, 2021		Term
Copper	7	millions of pounds	1 to 12 months
Gold	1,320	Troy ounces	1 to 12 months
The following amounts were recorded on the Consolidated Balance Sheets related to fixed-to-floating interest rate swaps:

	Carrying amount of the hedged assets (liabilities)		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged asset (liabilities) (a)
Location on Consolidated Balance Sheets	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Long-term debt	$(2,413)	$(2,688)	$(111)	$(139)
(a) At June 30, 2021 and December 31, 2020, these amounts include the cumulative liability amount of fair value hedging adjustments remaining for which the hedge accounting has been discontinued of $35 and $37, respectively.
The impact of hedging activities to the Consolidated Statements of Income are as follow:

	Three months ended June 30, 2021
	Net sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$5,215	$3,545	$37

Gain (loss) on derivatives designated as cash flow hedges
Currency exchange contracts
Hedged item	$1	$—	$—
Derivative designated as hedging instrument	(1)	—	—

Commodity contracts
Hedged item	$—	$(3)	$—
Derivative designated as hedging instrument	—	3	—

Gain (loss) on derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps
Hedged item	$—	$—	$7
Derivative designated as hedging instrument	—	—	(7)

	Three months ended June 30, 2020
	Net sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$3,856	$2,877	$38

Gain (loss) on derivatives designated as cash flow hedges
Currency exchange contracts
Hedged item	$5	$4	$—
Derivative designated as hedging instrument	(5)	(4)	—

Commodity contracts
Hedged item	$—	$—	$—
Derivative designated as hedging instrument	—	—	—

Gain (loss) on derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps
Hedged item	$—	$—	$(1)
Derivative designated as hedging instrument	—	—	1

	Six months ended June 30, 2021
	Net sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$9,907	$6,729	$75

Gain (loss) on derivatives designated as cash flow hedges
Currency exchange contracts
Hedged item	$4	$1	$—
Derivative designated as hedging instrument	(4)	(1)	—

Commodity contracts
Hedged item	$—	$(5)	$—
Derivative designated as hedging instrument	—	5	—

Gain (loss) on derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps
Hedged item	$—	$—	$26
Derivative designated as hedging instrument	—	—	(26)

	Six months ended June 30, 2020
	Net sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$8,645	$6,179	$72

Gain (loss) on derivatives designated as cash flow hedges
Currency exchange contracts
Hedged item	$5	$1	$—
Derivative designated as hedging instrument	(5)	(1)	—

Commodity contracts
Hedged item	$—	$—	$—
Derivative designated as hedging instrument	—	—	—

Gain (loss) on derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps
Hedged item	$—	$—	$(69)
Derivative designated as hedging instrument	—	—	69

The impact of derivatives not designated as hedges to the Consolidated Statements of Income are as follow:

	Gain (loss) recognized in Consolidated Statements of Income		Consolidated Statements of Income classification
	Three months ended June 30
	2021	2020
Gain (loss) on derivatives not designated as hedges
Currency exchange contracts	$86	$46	Interest expense - net
Commodity contracts	7	1	Cost of products sold
Total	$93	$47

	Gain (loss) recognized in Consolidated Statements of Income		Consolidated Statements of Income classification
	Six months ended June 30
	2021	2020
Gain (loss) on derivatives not designated as hedges
Currency exchange contracts	$23	$(103)	Interest expense - net
Commodity contracts	9	1	Cost of products sold
Total	$32	$(102)

The impact of derivative and non-derivative instruments designated as hedges to the Consolidated Statements of Income and Comprehensive Income follow:

	Gain (loss) recognized in other comprehensive (loss) income		Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	Three months ended June 30			Three months ended June 30
	2021	2020		2021	2020
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	$(68)	$11	Interest expense - net	$—	$—
Currency exchange contracts	8	(3)	Net sales and Cost of products sold	(1)	(9)
Commodity contracts	2	3	Cost of products sold	3	—
Non-derivative designated as net investment hedges
Foreign currency denominated debt	(40)	(38)	Interest expense - net	—	—
Total	$(98)	$(27)		$2	$(9)

	Gain (loss) recognized in other comprehensive (loss) income		Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	Six months ended June 30			Six months ended June 30
	2021	2020		2021	2020
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	$61	$(136)	Interest expense - net	$—	$—
Currency exchange contracts	(5)	(45)	Net sales and Cost of products sold	(5)	(6)
Commodity contracts	5	1	Cost of products sold	5	—
Non-derivative designated as net investment hedges
Foreign currency denominated debt	104	5	Interest expense - net	—	—
Total	$165	$(175)		$—	$(6)

At June 30, 2021, a gain of $3 of estimated unrealized net gains or losses associated with our cash flow hedges were expected to be reclassified to income from Accumulated other comprehensive loss within the next twelve months. These reclassifications relate to our designated foreign currency and commodity hedges that will mature in the next 12 months.

Note 14.     RESTRUCTURING CHARGES
In the second quarter of 2020, Eaton decided to undertake a multi-year restructuring program to reduce its cost structure and gain efficiencies in its business segments and at corporate in order to respond to declining market conditions. Restructuring charges incurred under this program were $214 in 2020 and $29 for the six months ended June 30, 2021. These restructuring activities are expected to incur additional expenses of $32 in 2021, and $5 in 2022, primarily comprised of plant closing costs and other costs, resulting in total estimated charges of $280 for the entire program.
A summary of restructuring program charges by type follows:

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Workforce reductions	$(2)	$166	$—	$166
Plant closing and other	15	21	29	21
Total before income taxes	13	187	29	187
Income tax benefit	2	39	6	39
Total after income taxes	$11	$148	$23	$148
Per ordinary share - diluted	$0.03	$0.37	$0.06	$0.37

Restructuring program charges related to the following segments:

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Electrical Americas	$3	$13	$8	$13
Electrical Global	—	51	2	51
Aerospace	2	30	3	30
Vehicle	5	90	11	90
eMobility	1	1	1	1
Corporate	2	2	4	2
Total	$13	$187	$29	$187

A summary of liabilities related to workforce reductions, plant closing and other associated costs follows:

	Workforce reductions	Plant closing and other	Total
Balance at January 1, 2020	$—	$—	$—
Liability recognized	172	42	214
Payments, utilization and translation	(33)	(39)	(72)
Balance at December 31, 2020	139	3	142
Liability recognized	—	29	29
Payments, utilization and translation	(39)	(18)	(57)
Balance at June 30, 2021	$100	$14	$114
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

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Net sales
Electrical Americas	$1,849	$1,490	$3,471	$3,278
Electrical Global	1,418	1,111	2,671	2,255
Hydraulics	560	411	1,121	918
Aerospace	625	461	1,144	1,141
Vehicle	675	327	1,329	925
eMobility	88	56	171	128
Total net sales	$5,215	$3,856	$9,907	$8,645

Segment operating profit (loss)
Electrical Americas	$393	$308	$725	$616
Electrical Global	259	178	472	344
Hydraulics	73	37	157	92
Aerospace	131	68	227	215
Vehicle	121	(21)	234	60
eMobility	(6)	(2)	(13)	(1)
Total segment operating profit	971	568	1,802	1,326

Corporate
Intangible asset amortization expense	(108)	(88)	(200)	(175)
Interest expense - net	(37)	(38)	(75)	(72)
Pension and other postretirement benefits income (expense)	16	(12)	30	(20)
Restructuring program charges	(13)	(187)	(29)	(187)
Other expense - net	(209)	(196)	(370)	(204)
Income before income taxes	620	47	1,158	668
Income tax expense (benefit)	114	(7)	193	176
Net income	506	54	965	492
Less net income for noncontrolling interests	—	(3)	(1)	(3)
Net income attributable to Eaton ordinary shareholders	$506	$51	$964	$489

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Amounts are in millions of dollars or shares unless indicated otherwise (per share data assume dilution).

COMPANY OVERVIEW
Eaton Corporation plc (Eaton or the Company) is a power management company with 2020 net sales of $17.9 billion. Eaton's mission is to improve the quality of life and environment through the use of power management technologies and services. We provide sustainable solutions that help our customers effectively manage electrical, hydraulic, and mechanical power - more safely, more efficiently and more reliably. Eaton has approximately 85,000 employees in 60 countries and sells products to customers in more than 175 countries.
Summary of Results of Operations
A summary of Eaton’s Net sales, Net income attributable to Eaton ordinary shareholders, and Net income per share attributable to Eaton ordinary shareholders - diluted follows:

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Net sales	$5,215	$3,856	$9,907	$8,645
Net income attributable to Eaton ordinary shareholders	506	51	964	489
Net income per share attributable to Eaton ordinary shareholders - diluted	$1.26	$0.13	$2.40	$1.20

In the second quarter of 2020, Eaton decided to undertake a multi-year restructuring program to reduce its cost structure and gain efficiencies in its business segments and at corporate in order to respond to declining market conditions. Restructuring charges incurred for the three and six months ended June 30, 2021 were $13 and $29, respectively, and were $187 for the three and six months ended June 30, 2020. These restructuring activities are expected to incur additional expenses of $32 in 2021, and $5 in 2022, primarily comprised of plant closing costs and other costs, resulting in total estimated charges of $280 for the entire program. The projected mature year savings from these restructuring actions are expected to be $200 when fully implemented in 2023. Additional information related to this restructuring is presented in Note 14.
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

On June 1, 2021, Eaton acquired Cobham Mission Systems (CMS) for $2.80 billion, net of cash received. CMS is a leading manufacturer of air-to-air refueling systems, environmental systems, and actuation primarily for defense markets. CMS had sales of over $700 in 2020. CMS is reported within the Aerospace business segment.
On June 25, 2021, Eaton acquired a 50 percent stake in Jiangsu YiNeng Electric's busway business, which manufactures and markets busway products in China and had sales of $60 in 2020. Eaton accounts for this investment on the equity method of accounting and is reported within the Electrical Global business segment.
On August 2, 2021, Eaton sold its Hydraulics business to Danfoss A/S, a Danish industrial company, for $3.3 billion. Eaton’s Hydraulics business is a global leader in hydraulics components, systems, and services for industrial and mobile equipment. The business had sales of $1.8 billion in 2020.

COVID-19
The Company was impacted by the COVID-19 pandemic in select markets and industries. As a result, our businesses have been focused on cost control measures where appropriate to offset the volume declines we experienced in addition to executing on our multi-year restructuring program we decided to undertake in the second quarter of 2020. In the first six months of 2021, the Company has seen broad-based strength in its end-markets and regions as our businesses have largely recovered from the negative impact of the COVID-19 pandemic. However, our Aerospace business segment continues to see some softness in demand due to the impact of continued travel restrictions on commercial aviation, particularly in international travel.
Eaton's products and support services are vital to hospitals, emergency services, military sites, utilities, public works, transportation, and shipping providers. In addition, data centers, retail outlets, airports, and governments, as well as the networks that support schools and remote workers, rely on the Company's products to serve their customers and communities. As a result, the Company's plants are generally not subject to extended shutdowns.
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
Acquisition and Divestiture Charges
Eaton incurs integration charges and transaction costs to acquire businesses, and transaction costs and other charges to divest and exit businesses. Eaton also recognizes gains and losses on the sale of businesses. A summary of these Corporate items follows:

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Acquisition integration, divestiture charges and transaction costs	$87	$103	$133	$235
Gain on the sale of the Lighting business	—	—	—	(221)
Total before income taxes	87	103	133	14
Income tax expense (benefit)	(15)	(23)	(24)	75
Total after income taxes	$72	$80	$109	$89
Per ordinary share - diluted	$0.18	$0.20	$0.27	$0.22

Acquisition integration, divestiture charges and transaction costs in 2021 are primarily related to the divestiture of the Hydraulics business, the acquisitions of Tripp Lite, Cobham Mission Systems, Souriau-Sunbank Connection Technologies, and Ulusoy Elektrik Imalat Taahhut ve Ticaret A.S., and other charges to exit businesses. Charges in 2020 are primarily related to the divestitures of the Hydraulics business and the Lighting business, the acquisitions of Souriau-Sunbank Connection Technologies, and Ulusoy Elektrik, and other charges to exit businesses. These charges were included in Cost of products sold, Selling and administrative expense, Research and development expense, Interest expense - net, or Other (income) expense - net. In Business Segment Information in Note 15, the charges were included in Other expense - net.
Intangible Asset Amortization Expense
Intangible asset amortization expense follows:

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Intangible asset amortization expense	$108	$88	$200	$175
Income tax benefit	7	21	29	41
Total after income taxes	$101	$67	$171	$134
Per ordinary share - diluted	$0.25	$0.17	$0.43	$0.33

Consolidated Financial Results

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
	2021	2020		2021	2020
Net sales	$5,215	$3,856	35%	$9,907	$8,645	15%
Gross profit	1,670	979	71%	3,178	2,466	29%
Percent of net sales	32.0%	25.4%		32.1%	28.5%
Income before income taxes	620	47	1,219%	1,158	668	73%
Net income	506	54	837%	965	492	96%
Less net income for noncontrolling interests	—	(3)		(1)	(3)
Net income attributable to Eaton ordinary shareholders	506	51	892%	964	489	97%
Excluding acquisition and divestiture charges, after-tax	72	80		109	89
Excluding restructuring program charges, after-tax	11	148		23	148
Excluding intangible asset amortization expense, after-tax	101	67		171	134
Adjusted earnings	$690	$346	99%	$1,267	$860	47%

Net income per share attributable to Eaton ordinary shareholders - diluted	$1.26	$0.13	869%	$2.40	$1.20	100%
Excluding per share impact of acquisition and divestiture charges, after-tax	0.18	0.20		0.27	0.22
Excluding per share impact of restructuring program charges, after-tax	0.03	0.37		0.06	0.37
Excluding per share impact of intangible asset amortization expense, after-tax	0.25	0.17		0.43	0.33
Adjusted earnings per ordinary share	$1.72	$0.87	98%	$3.16	$2.12	49%

Net Sales
Net sales increased 35% in the second quarter of 2021 compared to the second quarter of 2020 due to an increase of 27% in organic sales, an increase of 5% from acquisitions of businesses, and an increase of 3% from the impact of positive currency translation. The increase in organic sales in the second quarter of 2021 reflects broad-based strength in end-markets and regions as our business segments have largely recovered from the negative impact of the COVID-19 pandemic. Net sales increased 15% in the first six months of 2021 compared to the first six months of 2020 due to an increase of 12% in organic sales, an increase of 3% from acquisitions of businesses, and an increase of 3% from the impact of positive currency translation, partially offset by a decrease of 3% from the divestiture of the Lighting business discussed in Note 2. The increase in organic sales in the first six months of 2021 reflects broad-based strength in end-markets and regions as our business segments have largely recovered from the negative impact of the COVID-19 pandemic except for a decrease in the Aerospace business segment due to the continued impact of the pandemic on commercial aviation.
Gross Profit
Gross profit margin increased from 25.4% in the second quarter of 2020 to 32.0% in the second quarter of 2021 primarily due to higher sales volumes in all business segments, the acquisitions of Tripp Lite and Cobham Mission Systems, and savings from restructuring actions, partially offset by commodity and logistics inflation. Gross profit margin increased from 28.5% in first six months of 2020 to 32.1% in first six months of 2021 primarily due to Electrical Americas, Electrical Global, Hydraulics and Vehicle business segments higher sales volumes, the acquisitions of Tripp Lite and Cobham Mission Systems, and savings from restructuring actions, partially offset by lower organic sales volumes in the Aerospace business segment and commodity and logistics inflation.
Income Taxes
The effective income tax rate for the second quarter of 2021 was expense of 18.4% compared to a tax benefit of 15.1% for the second quarter of 2020. The increase in the effective tax rate in the second quarter of 2021 was primarily due to the tax impact of the restructuring charges in 2020 described in Note 14. The effective income tax rate for the first six months of 2021 was expense of 16.7% compared to expense of 26.4% for the first six months of 2020. The decrease in the effective tax rate in the first six months of 2021 was primarily due to the tax impact on the gain from the sale of the Lighting business in 2020 described in Note 2.
Net Income
Net income attributable to Eaton ordinary shareholders of $506 in the second quarter of 2021 increased 892% compared to Net income attributable to Eaton ordinary shareholders of $51 in the second quarter of 2020. The increase in the second quarter of 2021 was primarily due to higher gross profit and lower restructuring program charges, partially offset by a higher effective income tax rate. Net income attributable to Eaton ordinary shareholders of $964 in the first six months of 2021 increased 97% compared to Net income attributable to Eaton ordinary shareholders of $489 in the first six months of 2020. Net income in the first six months of 2020 included an after-tax gain of $91 on the sale of the Lighting business discussed in Note 2. The increase in the first six months of 2021 was primarily due to higher gross profit, lower restructuring program charges, and a lower effective income tax rate.
Net income per ordinary share increased to $1.26 in the second quarter of 2021 compared to $0.13 in the second quarter of 2020. The increase in Net income per ordinary share in the second quarter of 2021 was due to higher Net income attributable to Eaton ordinary shareholders. Net income per ordinary share increased to $2.40 in the first six months of 2021compared to $1.20 in the first six months of 2020. Net income per ordinary share in the first six months of 2020 included $0.22 from the sale of the Lighting business. The increase in Net income per ordinary share in the first six months of 2021 was due to higher Net income attributable to Eaton ordinary shareholders and the impact of the Company's share repurchases over the past year.
Adjusted Earnings
Adjusted earnings of $690 in the second quarter of 2021 increased 99% compared to Adjusted earnings of $346 in the second quarter of 2020. Adjusted earnings of $1,267 in the first six months of 2021 increased 47% compared to Adjusted earnings of $860 in the first six months of 2020. The increase in Adjusted earnings in the second quarter and first six months of 2021 was primarily due to higher Net income attributable to Eaton ordinary shareholders, adjusted for acquisition and divestiture charges, restructuring program charges, and intangible asset amortization expense.
Adjusted earnings per ordinary share increased to $1.72 in the second quarter of 2021 compared to $0.87 in the second quarter of 2020. The increase in Adjusted earnings per ordinary share in the second quarter of 2021 was due to higher Adjusted earnings. Adjusted earnings per ordinary share increased to $3.16 in the first six months of 2021 compared to $2.12 in the first six months of 2020. The increase in Adjusted earnings per ordinary share in the first six months of 2021 was due to higher Adjusted earnings and the impact of the Company's share repurchases over the past year.

Business Segment Results of Operations
The following is a discussion of Net sales, operating profit and operating margin by business segment.
Electrical Americas

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
	2021	2020		2021	2020
Net sales	$1,849	$1,490	24%	$3,471	$3,278	6%

Operating profit	$393	$308	28%	$725	$616	18%
Operating margin	21.3%	20.7%		20.9%	18.8%
Net sales increased 24% in the second quarter of 2021 compared to the second quarter of 2020 due to an increase of 15% in organic sales, an increase of 8% from the acquisition of Tripp Lite, and an increase of 1% from the impact of positive currency translation. Net sales increased 6% in the first six months of 2021 compared to the first six months of 2020 due to an increase of 8% in organic sales, an increase of 5% from the acquisitions of Tripp Lite and Power Distribution, Inc., and an increase of 1% from the impact of positive currency translation, partially offset by a decrease of 8% from the divestiture of the Lighting business. The increase in organic sales in the second quarter and first six months of 2021 was primarily due to broad-based strength in end-markets as they have largely recovered from the COVID-19 pandemic.
The operating margin increased from 20.7% in the second quarter of 2020 to 21.3% in the second quarter of 2021 primarily due to higher organic sales volumes, the acquisition of Tripp Lite, and savings from restructuring actions, partially offset by commodity and logistics inflation. The operating margin increased from 18.8% in the first six months of 2020 to 20.9% in the first six months of 2021 primarily due to higher organic sales volumes, the acquisition of Tripp Lite, the favorable impact of the divestiture of the Lighting business, and savings from restructuring actions, partially offset by commodity and logistics inflation.
Electrical Global

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
	2021	2020		2021	2020
Net sales	$1,418	$1,111	28%	$2,671	$2,255	18%

Operating profit	$259	$178	46%	$472	$344	37%
Operating margin	18.3%	16.0%		17.7%	15.3%
Net sales increased 28% in the second quarter of 2021 compared to the second quarter of 2020 due to an increase of 22% in organic sales and an increase of 6% from the impact of positive currency translation. The increase in organic sales in the second quarter of 2021 was due to broad-based strength in end-markets as they have largely recovered from the COVID-19 pandemic. Net sales increased 18% in the first six months of 2021 compared to the first six months of 2020 due to an increase of 13% in organic sales and an increase of 5% from the impact of positive currency translation. The increase in organic sales in the first six months of 2021 was primarily due to broad-based strength in end-markets as they have largely recovered from the COVID-19 pandemic except for weakness in global oil and gas markets.
The operating margin increased from 16.0% in the second quarter of 2020 to 18.3% in the second quarter of 2021 and from 15.3% in the first six months of 2020 to 17.7% in the first six months of 2021 primarily due to higher sales volumes and savings from restructuring actions, partially offset by commodity and logistics inflation.

Hydraulics

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
	2021	2020		2021	2020
Net sales	$560	$411	36%	$1,121	$918	22%

Operating profit	$73	$37	97%	$157	$92	71%
Operating margin	13.0%	9.0%		14.0%	10.0%
Net sales increased 36% in the second quarter of 2021 compared to the second quarter of 2020 due to an increase of 33% in organic sales and an increase of 3% from the impact of positive currency translation. Net sales increased 22% in the first six months of 2021 compared to the first six months of 2020 due to an increase of 19% in organic sales and an increase of 3% from the impact of positive currency translation. The increase in organic sales in the second quarter and first six months of 2021 was primarily due to growth in both OEMs and distributors in all regions.
The operating margin increased from 9.0% in the second quarter of 2020 to 13.0% in the second quarter of 2021 and from 10.0% in the first six months of 2020 to 14.0% in the first six months of 2021 primarily due to higher sales volumes, partially offset by commodity and logistics inflation.
Aerospace

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
	2021	2020		2021	2020
Net sales	$625	$461	36%	$1,144	$1,141	—%

Operating profit	$131	$68	93%	$227	$215	6%
Operating margin	21.0%	14.8%		19.8%	18.8%
Net sales increased 36% in the second quarter of 2021 compared to the second quarter of 2020 due to an increase of 17% in organic sales, an increase of 16% from the acquisition of Cobham Mission Systems, and an increase of 3% from the impact of positive currency translation. The increase in organic sales in the second quarter of 2021 was primarily due to strength in all markets. Net sales were broadly flat in the first six months of 2021 compared to the first six months of 2020 due to a decrease of 8% in organic sales, offset by an increase of 6% from the acquisition of Cobham Mission Systems and an increase of 2% from the impact of positive currency translation. The decrease in organic sales in the first six months of 2021 was primarily due to the impact of continued travel restrictions from the COVID-19 pandemic on commercial aviation.
The operating margin increased from 14.8% in the second quarter of 2020 to 21.0% in second quarter of 2021 primarily due to higher sales volumes, the acquisition of Cobham Mission Systems, and savings from restructuring actions. The operating margin increased from 18.8% in the first six months of 2020 to 19.8% in the first six months of 2021 primarily due to the acquisition of Cobham Mission Systems and savings from restructuring actions, partially offset by lower organic sales volumes.

Vehicle

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
	2021	2020		2021	2020
Net sales	$675	$327	106%	$1,329	$925	44%

Operating profit	$121	$(21)	676%	$234	$60	290%
Operating margin	17.9%	(6.4)%		17.6%	6.5%
Net sales increased 106% in the second quarter of 2021 compared to the second quarter of 2020 due to an increase of 103% in organic sales and an increase of 3% from the impact of positive currency translation. Net sales increased 44% in the first six months of 2021 compared to the first six months of 2020 due to an increase of 42% in organic sales and an increase of 2% from the impact of positive currency translation. The increase in organic sales in the second quarter and first six months of 2021 was primarily due to strength in all regions compared to 2020 which was significantly impacted by plant shutdowns due to the COVID-19 pandemic.
The operating margin increased from negative 6.4% in the second quarter of 2020 to 17.9% in the second quarter of 2021 and from 6.5% in the first six months of 2020 to 17.6% in the first six months of 2021 primarily due to higher sales volumes and savings from restructuring actions, partially offset by commodity and logistics inflation.
eMobility

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
	2021	2020		2021	2020
Net sales	$88	$56	57%	$171	$128	34%

Operating profit (loss)	$(6)	$(2)	(200)%	$(13)	$(1)	(1,200)%
Operating margin	(6.8)%	(3.6)%		(7.6)%	(0.8)%
Net sales increased 57% in the second quarter of 2021 compared to the second quarter of 2020 due to an increase of 54% in organic sales and an increase of 3% from the impact of positive currency translation. Net sales increased 34% in the first six months of 2021 compared to the first six months of 2020 due to an increase of 31% in organic sales and an increase of 3% from the impact of positive currency translation. The increase in organic sales in the second quarter and first six months of 2021 was primarily due to strength in all regions compared to 2020 which was significantly impacted by plant shutdowns due to the COVID-19 pandemic.
The operating margin decreased from negative 3.6% in the second quarter of 2020 to negative 6.8% in the second quarter of 2021 and from negative 0.8% in the first six months of 2020 to negative 7.6% in the first six months of 2021 primarily due to increased research and development costs and manufacturing start-up costs associated with new electric vehicle programs, partially offset by higher sales volumes.

Corporate Expense

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
	2021	2020		2021	2020
Intangible asset amortization expense	$108	$88	23%	$200	$175	14%
Interest expense - net	37	38	(3)%	75	72	4%
Pension and other postretirement benefits (income) expense	(16)	12	(233)%	(30)	20	(250)%
Restructuring program charges	13	187	(93)%	29	187	(84)%
Other expense - net	209	196	7%	370	204	81%
Total corporate expense	$351	$521	(33)%	$644	$658	(2)%
Total corporate expense was $351 in the second quarter of 2021 compared to Total corporate expense of $521 in the second quarter of 2020. The decrease in Total corporate expense for the second quarter of 2021 was primarily due to lower restructuring program charges discussed in Note 14. Total corporate expense was $644 in the first six months of 2021 compared to Total corporate expense of $658 in the first six months of 2020. The decrease in Total corporate expense for the first six months of 2021 was primarily due to lower restructuring program charges and the favorable impact of the freeze on the Company's United States pension plans discussed in Note 8, partially offset by higher Other expense - net and Intangible asset amortization expense. The increase in Other expense - net is primarily due to the gain on sale of the Lighting business recognized in the first quarter of 2020 discussed in Note 2, partially offset by lower acquisition and divestiture charges.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Financial Condition and Liquidity
Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk. On May 17, 2021, the Company entered into a $2,500, 364-day revolving credit facility. The Company also maintains a $750 five-year revolving credit facility that will expire November 17, 2022, a $500 four-year revolving credit facility that will expire November 7, 2023, and a $750 five-year revolving credit facility that will expire November 7, 2024. The revolving credit facilities totaling $4,500 are used to support commercial paper borrowings and are fully unconditionally guaranteed by Eaton and certain of its direct and indirect subsidiaries on an unsubordinated, unsecured basis. There were no borrowings outstanding under these revolving credit facilities at June 30, 2021. The Company maintains access to the commercial paper markets through a $4,500 commercial paper program, of which $3,372 was outstanding on June 30, 2021, including funds to finance the acquisition of Cobham Mission Systems discussed in Note 2. Eaton anticipates reducing its outstanding commercial paper borrowings with proceeds from the sale of the Hydraulics business, which was completed August 2, 2021. Eaton completed the $1.4 billion sale of our Lighting Business on March 2, 2020, and completed the acquisitions of Tripp Lite for $1.65 billion on March 17, 2021 and Cobham Mission Systems for $2.80 billion on June 1, 2021. Over the course of a year, cash, short-term investments, and short-term debt may fluctuate in order to manage global liquidity. Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business, fund acquisitions of businesses, as well as scheduled payments of long-term debt.
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
Sources and Uses of Cash
Operating Cash Flow
Net cash provided by operating activities was $897 in the first six months of 2021, a decrease of $183 compared to $1,080 in the first six months of 2020. The decrease in net cash provided by operating activities in the first six months of 2021 was primarily due to higher working capital balances to support the Company’s organic growth as our business segments have largely recovered from the negative impact of the COVID-19 pandemic, and a pension contribution to Eaton's U.S. qualified pension plan in 2021.

Investing Cash Flow
Net cash used in investing activities was $4,483 in the first six months of 2021, an increase of $5,383 in the use of cash compared to net cash provided by investing activities of $900 in the first six months of 2020. The increase in the use of cash was primarily driven by cash paid for business acquisitions discussed in Note 2, proceeds received in 2020 from the sale of the Lighting business discussed in Note 2, partially offset by net sales of short-term investments of $401 in 2021 compared to net sales of $4 in 2020.
Financing Cash Flow
Net cash provided by financing activities was $3,453 in the first six months of 2021, an increase of $5,487 in the source of cash compared to net cash used in financing activities of $2,034 in the first six months of 2020. The increase in the source of cash was primarily due to net proceeds of short-term debt of $3,380 in 2021 compared to net payments of $116 in 2020, higher proceeds from borrowings of $1,798 in 2021 compared to no proceeds from borrowings in 2020, and lower share repurchases of $76 in 2021 compared to $1,300 in 2020, partially offset by higher payments on borrowings of $1,009 in 2021 compared to $5 in 2020.

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
Substantially all of the Senior Notes, together with the credit facilities described above under Financial Condition and Liquidity (the Credit Facilities), are guaranteed by Eaton and 18 of its subsidiaries. Accordingly, they rank equally with each other. However, because these obligations are not secured, they would be effectively subordinated to any existing or future secured indebtedness of Eaton and its subsidiaries. As of June 30, 2021, Eaton has no material, long-term secured debt. The guaranteed Registered Senior Notes are also structurally subordinated to the liabilities of Eaton's subsidiaries that are not guarantors. Except as described below under Future Guarantors, Eaton is not obligated to cause its subsidiaries to guarantee the Registered Senior Notes.
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
The 1994 Indenture does not contain provisions with respect to future guarantors.
Summarized Financial Information of Guarantors and Issuers

	June 30, 2021	December 31, 2020
Current assets	$3,987	$4,031
Noncurrent assets	11,625	11,642
Current liabilities	5,414	2,916
Noncurrent liabilities	10,314	9,049
Amounts due to subsidiaries that are non-issuers and non-guarantors - net	16,128	15,938

		Six months ended June 30
		2021
Net sales		$5,237
Sales to subsidiaries that are non-issuers and non-guarantors		481
Cost of products sold		4,399
Expense from subsidiaries that are non-issuers and non-guarantors - net		194
Net loss		(22)
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

FORWARD-LOOKING STATEMENTS
This Form 10-Q Report contains forward-looking statements concerning anticipated additional charges and projected savings from restructuring actions, the future impact of COVID-19, the performance of our end markets and legal contingencies, among other matters. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to Eaton, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside Eaton’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for the Company’s business segments; unanticipated downturns in business relationships with customers or their purchases from us; the potential effects on our businesses from natural disasters; the availability of credit to customers and suppliers; competitive pressures on sales and pricing; unanticipated changes in the cost of material and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; strikes or other labor unrest; the impact of acquisitions and divestitures; unanticipated difficulties integrating acquisitions; new laws and governmental regulations; interest rate changes; tax rate changes or exposure to additional income tax liability; stock market and currency fluctuations; war, civil or political unrest or terrorism; the course of the COVID-19 pandemic and government responses thereto, and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in exposures to market risk since December 31, 2020.

ITEM 4.CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures - Pursuant to SEC Rule 13a-15, an evaluation was performed under the supervision and with the participation of Eaton’s management, including Craig Arnold - Principal Executive Officer; and Thomas B. Okray - Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, management concluded that Eaton’s disclosure controls and procedures were effective as of June 30, 2021.
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
During the second quarter of 2021, there was no change in Eaton’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting. Management is currently evaluating the impact of businesses acquired in the past twelve months on Eaton's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.
Information regarding the Company's current legal proceedings is presented in Notes 9 and 10 of the Notes to the condensed consolidated financial statements.

ITEM 1A.RISK FACTORS.
“Item 1A. Risk Factors” in Eaton's 2020 Form 10-K includes a discussion of the Company's risk factors. There have been no material changes from the risk factors described in the 2020 Form 10-K.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c) Issuer's Purchases of Equity Securities
During the second quarter of 2021, 0.1 million ordinary shares were repurchased in the open market at a total cost of $17 million. These shares were repurchased under the program approved by the Board on February 27, 2019 (the 2019 Program). A summary of the shares repurchased in the second quarter of 2021 follows:

Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
April	—	$—	—	$2,035
May	113,471	$146.19	113,471	$2,018
June	—	$—	—	$2,018
Total	113,471	$146.19	113,471

ITEM 6.EXHIBITS.
Eaton Corporation plc
Second Quarter 2021 Report on Form 10-Q

3 (i)	Certificate of Incorporation — Incorporated by reference to the Form S-8 filed November 30, 2012

3 (ii)	Amended and Restated Memorandum and Articles of Incorporation — Incorporated by reference to the Form 8-K filed on May 1, 2017

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

EATON CORPORATION plc
Registrant

Date:	August 3, 2021	By:	/s/ Thomas B. Okray
Thomas B. Okray
Principal Financial Officer
(On behalf of the registrant and as Principal Financial Officer)