Form 10-Q
period 2021-09-30
Eaton Corp plc
filed 2021-11-02
CIK 1551182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 398.6 million Ordinary Shares outstanding as of September 30, 2021.

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended September 30		Nine months ended September 30
(In millions except for per share data)	2021	2020	2021	2020
Net sales	$4,923	$4,526	$14,830	$13,171

Cost of products sold	3,338	3,051	10,067	9,230
Selling and administrative expense	834	754	2,505	2,310
Research and development expense	152	132	454	411
Interest expense - net	37	41	112	113
Gain on sale of businesses	617	—	617	221
Other expense - net	66	23	38	135
Income before income taxes	1,113	525	2,271	1,193
Income tax expense	483	78	676	254
Net income	630	447	1,595	939
Less net income for noncontrolling interests	(1)	(1)	(2)	(4)
Net income attributable to Eaton ordinary shareholders	$629	$446	$1,593	$935

Net income per share attributable to Eaton ordinary shareholders
Diluted	$1.57	$1.11	$3.97	$2.31
Basic	1.58	1.11	4.00	2.32

Weighted-average number of ordinary shares outstanding
Diluted	401.9	402.3	401.4	404.9
Basic	398.9	400.4	398.7	403.3

Cash dividends declared per ordinary share	$0.76	$0.73	$2.28	$2.19

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended September 30		Nine months ended September 30
(In millions)	2021	2020	2021	2020
Net income	$630	$447	$1,595	$939
Less net income for noncontrolling interests	(1)	(1)	(2)	(4)
Net income attributable to Eaton ordinary shareholders	629	446	1,593	935

Other comprehensive income (loss), net of tax
Currency translation and related hedging instruments	170	217	78	(276)
Pensions and other postretirement benefits	83	16	291	128
Cash flow hedges	(10)	43	38	(95)
Other comprehensive income (loss) attributable to Eaton ordinary shareholders	243	276	407	(243)

Total comprehensive income attributable to Eaton ordinary shareholders	$872	$722	$2,000	$692

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED BALANCE SHEETS

(In millions)	September 30, 2021	December 31, 2020
Assets
Current assets
Cash	$271	$438
Short-term investments	389	664
Accounts receivable - net	3,393	2,904
Inventory	2,802	2,109
Assets held for sale	—	2,487
Prepaid expenses and other current assets	632	576
Total current assets	7,487	9,178

Property, plant and equipment
Land and buildings	2,248	2,184
Machinery and equipment	5,563	5,404
Gross property, plant and equipment	7,811	7,588
Accumulated depreciation	(4,786)	(4,624)
Net property, plant and equipment	3,025	2,964

Other noncurrent assets
Goodwill	14,767	12,903
Other intangible assets	6,041	4,175
Operating lease assets	448	428
Deferred income taxes	422	426
Other assets	1,938	1,750
Total assets	$34,128	$31,824

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$428	$1
Current portion of long-term debt	116	1,047
Accounts payable	2,591	1,987
Accrued compensation	489	351
Liabilities held for sale	—	468
Other current liabilities	2,290	2,027
Total current liabilities	5,914	5,881

Noncurrent liabilities
Long-term debt	8,520	7,010
Pension liabilities	1,029	1,588
Other postretirement benefits liabilities	273	330
Operating lease liabilities	343	326
Deferred income taxes	494	277
Other noncurrent liabilities	1,541	1,439
Total noncurrent liabilities	12,200	10,970

Shareholders’ equity
Ordinary shares (398.6 million outstanding in 2021 and 398.1 million in 2020)	4	4
Capital in excess of par value	12,411	12,329
Retained earnings	7,345	6,794
Accumulated other comprehensive loss	(3,788)	(4,195)
Shares held in trust	(1)	(2)
Total Eaton shareholders’ equity	15,971	14,930
Noncontrolling interests	43	43
Total equity	16,014	14,973
Total liabilities and equity	$34,128	$31,824
The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30
(In millions)	2021	2020
Operating activities
Net income	$1,595	$939
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	684	603
Deferred income taxes	(123)	(7)
Pension and other postretirement benefits expense	41	159
Contributions to pension plans	(318)	(92)
Contributions to other postretirement benefits plans	(15)	(16)
Gain on sale of businesses	(197)	(91)
Changes in working capital	(299)	357
Other - net	—	149
Net cash provided by operating activities	1,368	2,001

Investing activities
Capital expenditures for property, plant and equipment	(412)	(291)
Cash paid for acquisitions of businesses, net of cash acquired	(4,500)	(200)
Proceeds from sales of businesses, net of cash sold	3,110	1,408
Investments in associate companies	(124)	(19)
Sales (purchases) of short-term investments - net	264	(121)
Payments for settlement of currency exchange contracts not designated as hedges - net	(3)	(28)
Other - net	(23)	(40)
Net cash provided by (used in) investing activities	(1,688)	709

Financing activities
Proceeds from borrowings	1,798	—
Payments on borrowings	(1,011)	(7)
Short-term debt, net	430	(253)
Cash dividends paid	(916)	(884)
Exercise of employee stock options	48	31
Repurchase of shares	(122)	(1,464)
Employee taxes paid from shares withheld	(46)	(36)
Other - net	(15)	(6)
Net cash provided by (used in) financing activities	166	(2,619)

Effect of currency on cash	(13)	(30)
Less: Increase in cash classified as held for sale	—	(2)
Total increase (decrease) in cash	(167)	59
Cash at the beginning of the period	438	370
Cash at the end of the period	$271	$429

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
Note 2.ACQUISITIONS AND DIVESTITURES OF BUSINESSES
Acquisition of Power Distribution, Inc.
On February 25, 2020, Eaton acquired Power Distribution, Inc. a leading supplier of mission critical power distribution, static switching, and power monitoring equipment and services for data centers and industrial and commercial customers. The company is headquartered in Richmond, Virginia, and had 2019 sales of $125 million. Power Distribution, Inc. is reported within the Electrical Americas business segment.
Sale of Lighting business
On March 2, 2020, Eaton sold its Lighting business to Signify N.V. for a cash purchase price of $1.4 billion. As a result of the sale, the Company recognized a pre-tax gain of $221 million in 2020. The Lighting business, which had sales of $1.6 billion in 2019 as part of the Electrical Americas business segment, served customers in commercial, industrial, residential, and municipal markets.
Acquisition of Tripp Lite
On March 17, 2021, Eaton acquired Tripp Lite for $1.65 billion, net of cash received. Tripp Lite is a leading supplier of power quality products and connectivity solutions including single-phase uninterruptible power supply systems, rack power distribution units, surge protectors, and enclosures for data centers, industrial, medical, and communications markets in the Americas. Tripp Lite had sales of over $400 million in 2020. Tripp Lite is reported within the Electrical Americas business segment.
The acquisition of Tripp Lite has been accounted for using the acquisition method of accounting which requires the assets acquired and liabilities assumed be recognized at their respective fair values on the acquisition date. The table below summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed on the acquisition date, as well as measurement period adjustments recorded as of September 30, 2021. These preliminary estimates will continue to be revised during the measurement period as third-party valuations are received and finalized, further information becomes available and additional analyses are performed, and these differences could have a material impact on Eaton's preliminary purchase price allocation. The current measurement period adjustments did not have a material impact to the Consolidated Statements of Income.

(In millions)	Preliminary Allocation	Measurement Period Adjustments	Adjusted Preliminary Allocation
Short-term investments	$5	$—	$5
Accounts receivable	94	—	94
Inventory	184	—	184
Prepaid expenses and other current assets	6	(1)	5
Property, plant and equipment	6	—	6
Other intangible assets	630	—	630
Accounts payable	(13)	—	(13)
Other current liabilities	(32)	(3)	(35)
Other noncurrent liabilities	(157)	(4)	(161)
Total identifiable net assets	723	(8)	715
Goodwill	928	8	936
Total consideration, net of cash received	$1,651	$—	$1,651
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the anticipated synergies of acquiring Tripp Lite. Goodwill recognized as a result of the acquisition is not deductible for tax purposes. Other intangible assets of $630 million include customer relationships, trademarks and technology. Given the timing of the acquisition, Eaton utilized a benchmarking approach based on similar acquisitions to determine the preliminary fair values for intangible assets. See Note 6 for additional information about goodwill.
Eaton's 2021 Condensed Consolidated Financial Statements include Tripp Lite’s results of operations, including segment operating profit of $96 million on sales of $283 million, from the date of acquisition through September 30, 2021.
Acquisition of Green Motion SA
On March 22, 2021, Eaton acquired Green Motion SA, a leading designer and manufacturer of electric vehicle charging hardware and related software based in Switzerland. Green Motion SA was acquired for $105 million, including $49 million of cash paid at closing and $56 million of estimated fair value of contingent future consideration based on 2023 and 2024 revenue performance. The fair value of contingent consideration liabilities is estimated by discounting contingent payments expected to be made, and may increase or decrease based on changes in revenue estimates and discount rates, with a maximum possible undiscounted value of $109 million. Green Motion SA is reported within the Electrical Global business segment.
Acquisition of a 50% stake in HuanYu High Tech
On March 29, 2021, Eaton acquired a 50 percent stake in HuanYu High Tech, a subsidiary of HuanYu Group that manufactures and markets low-voltage circuit breakers and contactors in China, and throughout the Asia-Pacific region. HuanYu High Tech had 2019 sales of $106 million and has production operations in Wenzhou, China. Eaton accounts for this investment on the equity method of accounting and is reported within the Electrical Global business segment.

Acquisition of Cobham Mission Systems
On June 1, 2021, Eaton acquired Cobham Mission Systems (CMS) for $2.80 billion, net of cash received. CMS is a leading manufacturer of air-to-air refueling systems, environmental systems, and actuation primarily for defense markets. CMS had sales of over $700 million in 2020. CMS is reported within the Aerospace business segment.
The acquisition of CMS has been accounted for using the acquisition method of accounting which requires the assets acquired and liabilities assumed be recognized at their respective fair values on the acquisition date. The table below summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed on the acquisition date, as well as measurement period adjustments recorded as of September 30, 2021. These preliminary estimates will continue to be revised during the measurement period as third-party valuations are received and finalized, further information becomes available and additional analyses are performed, and these differences could have a material impact on Eaton's preliminary purchase price allocation. The current measurement period adjustments did not have a material impact to the Consolidated Statements of Income.

(In millions)	Preliminary Allocation	Measurement Period Adjustments	Adjusted Preliminary Allocation
Accounts receivable	$84	$—	$84
Inventory	179	(1)	178
Prepaid expenses and other current assets	45	(4)	41
Property, plant and equipment	86	—	86
Other intangible assets	1,575	—	1,575
Other assets	19	—	19
Accounts payable	(40)	—	(40)
Other current liabilities	(159)	7	(152)
Other noncurrent liabilities	(77)	—	(77)
Total identifiable net assets	1,712	2	1,714
Goodwill	1,088	(2)	1,086
Total consideration, net of cash received	$2,800	$—	$2,800
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the anticipated synergies of acquiring CMS. As a result of the acquisition, goodwill of $292 million recognized in the United States is expected to be deductible for tax purposes. Other intangible assets of $1,575 million include customer relationships, technology and backlog. Given the timing of the acquisition, Eaton utilized a benchmarking approach based on similar acquisitions to determine the preliminary fair values for intangible assets. See Note 6 for additional information about goodwill.
Eaton's 2021 Condensed Consolidated Financial Statements include CMS’s results of operations, including segment operating profit of $65 million on sales of $252 million, from the date of acquisition through September 30, 2021.
Acquisition of a 50% stake in Jiangsu YiNeng Electric's busway business
On June 25, 2021, Eaton acquired a 50 percent stake in Jiangsu YiNeng Electric's busway business, which manufactures and markets busway products in China and had sales of $60 million in 2020. Eaton accounts for this investment on the equity method of accounting and is reported within the Electrical Global business segment.
Sale of Hydraulics business
On January 21, 2020, Eaton entered into an agreement to sell its Hydraulics business to Danfoss A/S, a Danish industrial company. The Hydraulics business is a global leader in hydraulics components, systems, and services for industrial and mobile equipment. The business had sales of $1.8 billion in 2020.
During the first quarter of 2020, the Company determined the Hydraulics business met the criteria to be classified as held for sale. Therefore, assets and liabilities of the business have been presented as held for sale in the Consolidated Balance Sheet as of December 31, 2020. Assets and liabilities classified as held for sale are measured at the lower of carrying value or fair value less costs to sell. No write-down was required as fair value of the Hydraulics business assets less the costs to sell exceed their respective carrying values. Depreciation and amortization expense was not recorded for the period in which Other long-lived assets were classified as held for sale.

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
The assets and liabilities classified as held for sale for the Hydraulics business on the December 31, 2020 Consolidated Balance Sheet are as follows:

(In millions)	December 31, 2020
Accounts receivable - net	$345
Inventory	369
Prepaid expenses and other current assets	18
Net property, plant and equipment	504
Goodwill	920
Other intangible assets	248
Operating lease assets	61
Deferred income taxes	6
Other noncurrent assets	16
Assets held for sale - current	$2,487

Accounts payable	$241
Accrued compensation	26
Other current liabilities	101
Pension liabilities	60
Operating lease liabilities	35
Deferred income taxes	3
Other noncurrent liabilities	2
Liabilities held for sale - current	$468
On August 2, 2021, Eaton completed the sale of the Hydraulics business to Danfoss A/S. As a result of the sale, the Company received $3.1 billion, net of cash sold, and recognized a pre-tax gain of $617 million, subject to post-closing adjustments to be negotiated with Danfoss A/S. The Hydraulics business did not meet the criteria to be classified as discontinued operations as the sale does not represent a strategic shift that will have a major effect on the Company's operations.

Note 3.    REVENUE RECOGNITION
Sales are recognized when obligations under the terms of the contract are satisfied and control of promised goods or services have transferred to our customers. Sales are measured at the amount of consideration the Company expects to be paid in exchange for these products or services.
The Company’s operating segments and the following tables disaggregate sales by lines of businesses, geographic destination, market channel or end market.

	Three months ended September 30		Nine months ended September 30
(In millions)	2021	2020	2021	2020
Electrical Americas
Products	$594	$562	$1,669	$1,725
Systems	1,260	1,137	3,656	3,252
Total	$1,854	$1,699	$5,325	$4,977

Electrical Global
Products	$887	$671	$2,446	$1,926
Systems	534	525	1,646	1,525
Total	$1,421	$1,196	$4,092	$3,451

Hydraulics
United States	$77	$191	$534	$601
Rest of World	102	248	766	756
Total	$179	$439	$1,300	$1,357

Aerospace
Original Equipment Manufacturers	$281	$230	$728	$754
Aftermarket	238	158	575	527
Industrial and Other	226	152	586	400
Total	$745	$540	$1,889	$1,681

Vehicle
Commercial	$364	$284	$1,090	$742
Passenger and Light Duty	276	289	879	756
Total	$640	$573	$1,969	$1,498

eMobility	$84	$79	$255	$207

Total net sales	$4,923	$4,526	$14,830	$13,171

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (revenue recognized exceeds amount billed to the customer), and deferred revenue (advance payments and billings in excess of revenue recognized). Accounts receivables from customers were $2,976 million and $2,539 million at September 30, 2021 and December 31, 2020, respectively. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. These assets and liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Unbilled receivables were $169 million and $90 million at September 30, 2021 and December 31, 2020, respectively, and are recorded in Prepaid expenses and other current assets. The increase in unbilled receivables reflects higher revenue recognized and not yet billed during the quarter, and unbilled receivables from the acquisition of Cobham Mission Systems.
Changes in the deferred revenue liabilities are as follows:

(In millions)	Deferred Revenue
Balance at January 1, 2021	$257
Customer deposits and billings	891
Revenue recognized in the period	(858)
Deferred revenue from business acquisitions	99
Translation and other	(8)
Balance at September 30, 2021	$381

(In millions)	Deferred Revenue
Balance at January 1, 2020	$234
Customer deposits and billings	753
Revenue recognized in the period	(728)
Translation	1
Deferred revenue reclassified to held for sale	(11)
Balance at September 30, 2020	$249
A significant portion of open orders placed with Eaton are by original equipment manufacturers or distributors. These open orders are not considered firm as they have been historically subject to releases by customers. In measuring backlog of unsatisfied or partially satisfied obligations, only the amount of orders to which customers are firmly committed are included. Using this criterion, total backlog at September 30, 2021 was approximately $7.3 billion. At September 30, 2021, Eaton expects to recognize approximately 87% of this backlog in the next twelve months and the rest thereafter.

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
Accounts receivable are net of an allowance for credit losses of $46 million and $48 million at September 30, 2021 and December 31, 2020. The change in the allowance for credit losses includes expense and net write-offs, none of which are significant.

Note 5.    INVENTORY
Inventory is carried at lower of cost or net realizable value. The components of inventory follow:

(In millions)	September 30, 2021	December 31, 2020
Raw materials	$1,038	$803
Work-in-process	601	498
Finished goods	1,163	808
Total inventory	$2,802	$2,109

Note 6.    GOODWILL
Change in the carrying amount of goodwill by segment follows:

(In millions)	January 1, 2021	Additions	Translation	September 30, 2021
Electrical Americas	$6,456	$936	$(8)	$7,384
Electrical Global	4,295	64	(134)	4,225
Aerospace	1,777	1,086	(76)	2,787
Vehicle	293	—	(3)	290
eMobility	82	—	(1)	81
Total	$12,903	$2,086	$(222)	$14,767
The 2021 additions to goodwill relate to the anticipated synergies of acquiring Cobham Mission Systems, Tripp Lite, and Green Motion SA. The allocations of the purchase price from these acquisitions are preliminary and will be completed during the measurement periods.

Note 7. DEBT
On March 8, 2021, a subsidiary of Eaton issued Euro denominated notes (2021 Euro Notes) with a face value of €1,500 million ($1,798 million), in accordance with Regulation S promulgated under the Securities Act of 1933, as amended. The 2021 Euro Notes are comprised of two tranches of €900 million and €600 million, which mature in 2026 and 2030, respectively, with interest payable annually at a respective rate of 0.128% and 0.577%. The issuer received proceeds totaling €1,494 million ($1,790 million) from the issuance, net of financing costs and discounts. The senior 2021 Euro Notes are fully and unconditionally guaranteed on an unsubordinated, unsecured basis by Eaton and certain of its direct and indirect subsidiaries. The 2021 Euro Notes contain customary optional redemption and par call provisions. The 2021 Euro Notes also contain a change of control provision which requires the Company to make an offer to purchase all or any part of the 2021 Euro Notes at a purchase price of 101% of the principal amount plus accrued and unpaid interest. The capitalized deferred financing fees are amortized in Interest expense-net over the respective terms of the 2021 Euro Notes. The 2021 Euro Notes are subject to customary non-financial covenants.
On May 17, 2021, the Company entered into a $2,500 million 364-day revolving credit facility, which brought the Company’s total revolving credit facilities to $4,500 million. At June 30, 2021, the Company had access to the commercial paper markets through its $4,500 million commercial paper program, of which $3,372 million was outstanding including funds to finance the acquisition of Cobham Mission Systems discussed in Note 2. Eaton used the proceeds from the sale of the Hydraulics business, which was completed August 2, 2021, to reduce its outstanding commercial paper borrowings.
On September 22, 2021, the Company downsized the 364-day revolving credit facility from $2,500 million to $500 million, which reduced the Company's total revolving credit facilities to $2,500 million. In September 2021, the Company also downsized its commercial paper program to $2,500 million. There were no borrowings outstanding under Eaton’s revolving credit facilities at September 30, 2021. The Company had access to the commercial paper markets through its $2,500 million commercial paper program, of which $421 million was outstanding on September 30, 2021.
On October 4, 2021, the Company replaced its existing $500 million 364-day revolving credit facility, $750 million five-year revolving credit facility, $500 million four-year revolving credit facility, and $750 million five-year revolving credit facility, with a new $500 million 364-day revolving credit facility and a new $2,000 million five-year revolving credit facility that will expire on October 4, 2026. The revolving credit facilities totaling $2,500 million are used to support commercial paper borrowings and are fully and unconditionally guaranteed by Eaton and certain of its direct and indirect subsidiaries on an unsubordinated, unsecured basis. The Company maintains access to the commercial paper markets through its $2,500 million commercial paper program.

Note 8.    RETIREMENT BENEFITS PLANS
The components of retirement benefits expense (income) follow:

	United States pension benefit expense (income)		Non-United States pension benefit expense (income)		Other postretirement benefits expense (income)
	Three months ended September 30
(In millions)	2021	2020	2021	2020	2021	2020
Service cost	$9	$25	$17	$19	$1	$—
Interest cost	19	26	9	11	1	3
Expected return on plan assets	(56)	(59)	(30)	(27)	—	(1)
Amortization	8	26	18	15	(3)	(3)
	(20)	18	14	18	(1)	(1)
Settlements, curtailments and special termination benefits	20	14	15	1	(1)	—
Total expense (income)	$—	$32	$29	$19	$(2)	$(1)

	United States pension benefit expense (income)		Non-United States pension benefit expense (income)		Other postretirement benefits expense (income)
	Nine months ended September 30
(In millions)	2021	2020	2021	2020	2021	2020
Service cost	$29	$73	$55	$55	$1	$1
Interest cost	52	78	30	33	4	7
Expected return on plan assets	(167)	(174)	(90)	(81)	—	(1)
Amortization	28	77	55	44	(4)	(9)
	(58)	54	50	51	1	(2)
Settlements, curtailments and special termination benefits	46	49	16	7	(1)	—
Total expense (income)	$(12)	$103	$66	$58	$—	$(2)
During 2020, the Company announced it was freezing its United States pension plans for its non-union employees. The freeze was effective January 1, 2021 for non-union U.S. employees whose retirement benefit was determined under a cash balance formula and is effective January 1, 2026 for non-union U.S. employees whose retirement benefit is determined under a final average pay formula.
During the third quarter and first nine months of 2021, the Company recognized settlement losses from lump-sum distributions of $21 million and $48 million, respectively, and remeasured certain pension plans as a result of lump-sum distributions exceeding the sum of service and interest costs for the year. These remeasurements resulted in increases of $49 million for the third quarter of 2021 and decreases of $132 million for the first nine months of 2021 in pension liabilities and other comprehensive loss.
Total retirement benefits expense for the third quarter and first nine months of 2021 of $27 million and $54 million, respectively, included $13 million of settlement and curtailment expense related to the sale of the Hydraulics business discussed in Note 2.
The components of retirement benefits expense (income) other than service costs are included in Other expense - net.

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

Note 10.     INCOME TAXES
The effective income tax rate for the third quarter of 2021 was expense of 43.4% compared to expense of 14.8% for the third quarter of 2020. The effective income tax rate for the first nine months of 2021 was expense of 29.8% compared to expense of 21.3% for the first nine months of 2020. The increase in the effective tax rates in the third quarter and first nine months of 2021 was primarily due to the tax impact on the gain from the sale of the Hydraulics business in 2021 discussed in Note 2.
In 2011, the United States Internal Revenue Service (“IRS”) issued a Statutory Notice of Deficiency (the “2011 Notice”) for the Company’s United States subsidiaries (“Eaton US”) for the 2005 and 2006 tax years. The 2011 Notice proposed assessments of $75 million in additional taxes plus $52 million in penalties related primarily to transfer pricing adjustments for products manufactured in the Company's facilities in Puerto Rico and the Dominican Republic and sold to affiliated companies located in the United States. Eaton US has set its transfer prices for products sold between these affiliates at the same prices that Eaton US sells such products to third parties as required by two successive Advance Pricing Agreements (APAs) Eaton US entered into with the IRS that governed the 2005-2010 tax years. Eaton US has continued to apply the arms-length transfer pricing methodology for 2011 through the current reporting period. Immediately prior to the 2011 Notice being issued, the IRS sent a letter stating that it was retrospectively canceling the APAs. Eaton US contested the proposed assessments in United States Tax Court. The case involved both whether the APAs should be enforced and, if not, the appropriate transfer pricing methodology. On July 26, 2017, the United States Tax Court issued a ruling in which it agreed with Eaton US that the IRS must abide by the terms of the APAs for the tax years 2005-2006. The Tax Court’s ruling on the APAs did not have a material impact on Eaton’s consolidated financial statements. On May 24, 2021, the IRS filed a notice to appeal the Tax Court’s ruling to the United States Sixth Circuit Court of Appeals, and on October 7, 2021 the IRS formally filed its appeal. The Company continues to believe it will prevail on appeal and does not expect the final resolution to have a material impact on its consolidated financial statements.
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
During 2010, the Company received a tax assessment, which included interest and penalties, in Brazil for the tax years 2005 through 2008 that relates to the amortization of certain goodwill generated from the acquisition of third-party businesses and corporate reorganizations. In 2018, the Company received an unfavorable result at the final tax administrative appeals level. In August 2021, the Company was notified of a recalculation from an original alleged tax deficiency of $24 million plus $67 million of interest and penalties to a revised alleged tax deficiency of $31 million plus $99 million of interest and penalties (translated at the September 30, 2021 exchange rate). During 2014, the Company received a tax assessment, which included interest and penalties, for the 2009 through 2012 tax years (primarily relating to the same issues concerning the 2005 through 2008 tax years). In November 2019, the Company received an unfavorable result at the final tax administrative appeals level, resulting in an alleged tax deficiency of $26 million plus $92 million of interest and penalties (translated at the September 30, 2021 exchange rate). The Company is challenging both of the assessments in the judicial system. Challenges in the judicial system are expected to take up to 10 years to resolve and require provision of certain assets as security for the alleged deficiencies. As of December 31, 2020, the Company pledged Brazilian real estate assets with net book value of $10 million (translated at the September 30, 2021 exchange rate). During 2021, the Company pledged additional Brazilian real estate assets with net book value of $9 million and provided additional security in the form of a bond of $75 million and cash deposit of $10 million (translated at the September 30, 2021 exchange rate). The Company continues to believe that final resolution of both of the assessments will not have a material impact on its consolidated financial statements.

The ultimate outcome of these matters cannot be predicted with certainty given the complex nature of tax controversies. Should the ultimate outcome of these matters deviate from our reasonable expectations, they may have a material adverse impact on the Company’s consolidated financial statements. However, Eaton believes that its interpretations of tax law, and application of tax laws to our facts, are correct and that its accrual of unrecognized income tax benefits is appropriate with respect to these matters.

Note 11. EQUITY
On February 27, 2019, the Board of Directors adopted a share repurchase program for share repurchases up to $5,000 million of ordinary shares (2019 Program). Under the 2019 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During the three and nine months ended September 30, 2021, 0.3 million and 0.9 million ordinary shares, respectively, were repurchased under the 2019 Program in the open market at a total cost of $46 million and $122 million, respectively. During the three and nine months ended September 30, 2020, 1.7 million and 15.9 million ordinary shares, respectively, were repurchased under the 2019 Program in the open market at a total cost of $177 million and $1,477 million, respectively.
The changes in Shareholders’ equity follow:

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at January 1, 2021	398.1	$4	$12,329	$6,794	$(4,195)	$(2)	$14,930	$43	$14,973
Net income	—	—	—	458	—	—	458	1	459
Other comprehensive loss, net of tax					(30)		(30)		(30)
Cash dividends paid and accrued	—	—	—	(309)	—	—	(309)	—	(309)
Issuance of shares under equity-based compensation plans	0.9	—	6	(1)	—	—	5	—	5
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(2)	(2)
Repurchase of shares	(0.5)	—	—	(59)	—	—	(59)	—	(59)
Balance at March 31, 2021	398.5	$4	$12,335	$6,883	$(4,225)	$(2)	$14,995	$42	$15,037
Net income	—	—	—	506	—	—	506	—	506
Other comprehensive income, net of tax					194		194		194
Cash dividends paid	—	—	—	(304)	—	—	(304)	—	(304)
Issuance of shares under equity-based compensation plans	0.2	—	33	—	—	1	34	—	34
Repurchase of shares	(0.1)	—	—	(17)	—	—	(17)	—	(17)
Balance at June 30, 2021	398.6	$4	$12,368	$7,068	$(4,031)	$(1)	$15,408	$42	$15,450
Net income	—	—	—	629	—	—	629	1	630
Other comprehensive income, net of tax					243		243		243
Cash dividends paid	—	—	—	(303)	—	—	(303)	—	(303)
Issuance of shares under equity-based compensation plans	0.3	—	43	(3)	—	—	40	—	40
Repurchase of shares	(0.3)	—	—	(46)	—	—	(46)	—	(46)
Balance at September 30, 2021	398.6	$4	$12,411	$7,345	$(3,788)	$(1)	$15,971	$43	$16,014

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at January 1, 2020	413.3	$4	$12,200	$8,170	$(4,290)	$(2)	$16,082	$51	$16,133
Net income	—	—	—	438	—	—	438	—	438
Other comprehensive loss, net of tax					(676)		(676)		(676)
Cash dividends paid and accrued	—	—	—	(300)	—	—	(300)	(5)	(305)
Issuance of shares under equity-based compensation plans	0.9	—	3	(1)	—	(1)	1	—	1
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(3)	(3)
Repurchase of shares	(14.2)	—	—	(1,300)	—	—	(1,300)	—	(1,300)
Balance at March 31, 2020	400.0	$4	$12,203	$7,007	$(4,966)	$(3)	$14,245	$43	$14,288
Net income	—	—	—	51	—	—	51	3	54
Other comprehensive income, net of tax					157		157		157
Cash dividends paid	—	—	—	(292)	—	—	(292)	(1)	(293)
Issuance of shares under equity-based compensation plans	0.1	—	25	1	—	1	27	—	27
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	2	2
Balance at June 30, 2020	400.1	$4	$12,228	$6,767	$(4,809)	$(2)	$14,188	$47	$14,235
Net income	—	—	—	446	—	—	446	1	447
Other comprehensive income, net of tax					276		276		276
Cash dividends paid	—	—	—	(292)	—	—	(292)	(2)	(294)
Issuance of shares under equity-based compensation plans	0.2	—	38	(3)	—	—	35	—	35
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(4)	(4)
Repurchase of shares	(1.7)	—	—	(177)	—	—	(177)	—	(177)
Balance at September 30, 2020	398.6	$4	$12,266	$6,741	$(4,533)	$(2)	$14,476	$42	$14,518

The changes in Accumulated other comprehensive loss follow:

(In millions)	Currency translation and related hedging instruments	Pensions and other postretirement benefits	Cash flow hedges	Total
Balance at January 1, 2021	$(2,647)	$(1,481)	$(67)	$(4,195)
Other comprehensive income (loss) before reclassifications	(291)	178	41	(72)
Amounts reclassified from Accumulated other comprehensive loss (income)	369	113	(3)	479
Net current-period Other comprehensive income (loss)	78	291	38	407
Balance at September 30, 2021	$(2,569)	$(1,190)	$(29)	$(3,788)

The reclassifications out of Accumulated other comprehensive loss follow:

(In millions)	Nine months ended September 30, 2021		Consolidated statements of income classification
Currency translation losses
Sale of business	$(369)		Gain on sale of businesses
Tax benefit	—
Total, net of tax	(369)

Amortization of defined benefit pensions and other postretirement benefits items
Actuarial loss and prior service cost	(140)	1
Tax benefit	27
Total, net of tax	(113)

Gains and (losses) on cash flow hedges
Currency exchange contracts	(2)		Net sales and Cost of products sold
Commodity contracts	7		Cost of products sold
Tax expense	(2)
Total, net of tax	3

Total reclassifications for the period	$(479)
1 These components of Accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 8 for additional information about pension and other postretirement benefits items.
Net Income Per Share Attributable to Eaton Ordinary Shareholders
A summary of the calculation of net income per share attributable to Eaton ordinary shareholders follows:

	Three months ended September 30		Nine months ended September 30
(In millions except for per share data)	2021	2020	2021	2020
Net income attributable to Eaton ordinary shareholders	$629	$446	$1,593	$935

Weighted-average number of ordinary shares outstanding - diluted	401.9	402.3	401.4	404.9
Less dilutive effect of equity-based compensation	3.0	1.9	2.7	1.6
Weighted-average number of ordinary shares outstanding - basic	398.9	400.4	398.7	403.3

Net income per share attributable to Eaton ordinary shareholders
Diluted	$1.57	$1.11	$3.97	$2.31
Basic	1.58	1.11	4.00	2.32
For the third quarter and first nine months of 2021, all stock options were included in the calculation of diluted net income per share attributable to Eaton ordinary shareholders because they were all dilutive. For the third quarter and first nine months of 2020, 0.3 million and 0.8 million stock options, respectively, were excluded from the calculation of diluted net income per share attributable to Eaton ordinary shareholders because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive.

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
A summary of financial instruments and contingent consideration recognized at fair value, and the fair value measurements used, follows:

(In millions)	Total	Level 1	Level 2	Level 3
September 30, 2021
Cash	$271	$271	$—	$—
Short-term investments	389	389	—	—
Net derivative contracts	26	—	26	—
Contingent consideration from acquisition of Green Motion (Note 2)	(56)	—	—	(56)

December 31, 2020
Cash	$438	$438	$—	$—
Short-term investments	664	664	—	—
Net derivative contracts	31	—	31	—
Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities.
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $8,636 million and fair value of $9,359 million at September 30, 2021 compared to $8,057 million and $9,075 million, respectively, at December 31, 2020. The fair value of Eaton's debt instruments were estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities, and are considered a Level 2 fair value measurement.

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
Eaton uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against foreign currency exposure (net investment hedges). Foreign currency denominated debt designated as non-derivative net investment hedging instruments had a carrying value on an after-tax basis of $2,941 million at September 30, 2021 and $2,020 million at December 31, 2020.

Derivative Financial Statement Impacts
The fair value of derivative financial instruments recognized in the Consolidated Balance Sheets follows:

(In millions)	Notional amount	Other current assets	Other noncurrent assets	Other current liabilities	Other noncurrent liabilities	Type of hedge	Term
September 30, 2021
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$1,800	$2	$65	$—	$—	Fair value	11 months to 13 years
Forward starting floating-to-fixed interest rate swaps	1,000	—	40	—	69	Cash flow	11 to 31 years
Currency exchange contracts	1,271	10	3	15	2	Cash flow	1 to 36 months
Commodity contracts	50	2	—	3	—	Cash flow	1 to 12 months
Total		$14	$108	$18	$71

Derivatives not designated as hedges
Currency exchange contracts	$6,089	$17		$25			1 to 12 months
Commodity contracts	27	1		—			1 month
Total		$18		$25

December 31, 2020
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$2,075	$2	$100	$—	$—	Fair value	6 months to 14 years
Forward starting floating-to-fixed interest rate swaps	900	—	17	—	108	Cash flow	12 to 32 years
Currency exchange contracts	946	20	6	20	1	Cash flow	1 to 36 months
Commodity contracts	24	4	—	—	—	Cash flow	1 to 12 months
Total		$26	$123	$20	$109

Derivatives not designated as hedges
Currency exchange contracts	$5,227	$43		$34			1 to 12 months
Commodity contracts	18	2		—			1 month
Total		$45		$34
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

As of September 30, 2021, the volume of outstanding commodity contracts that were entered into to hedge forecasted transactions:

Commodity	September 30, 2021		Term
Copper	9	millions of pounds	1 to 12 months
Gold	1,351	Troy ounces	1 to 12 months
Silver	476,721	Troy ounces	1 to 12 months
The following amounts were recorded on the Consolidated Balance Sheets related to fixed-to-floating interest rate swaps:

(In millions)	Carrying amount of the hedged assets (liabilities)		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged asset (liabilities) (a)
Location on Consolidated Balance Sheets	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Long-term debt	$(2,413)	$(2,688)	$(101)	$(139)
(a) At September 30, 2021 and December 31, 2020, these amounts include the cumulative liability amount of fair value hedging adjustments remaining for which the hedge accounting has been discontinued of $34 million and $37 million, respectively.
The impact of hedging activities to the Consolidated Statements of Income are as follow:

	Three months ended September 30, 2021
(In millions)	Net sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$4,923	$3,338	$37

Gain (loss) on derivatives designated as cash flow hedges
Currency exchange contracts
Hedged item	$—	$(3)	$—
Derivative designated as hedging instrument	—	3	—

Commodity contracts
Hedged item	$—	$(2)	$—
Derivative designated as hedging instrument	—	2	—

Gain (loss) on derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps
Hedged item	$—	$—	$9
Derivative designated as hedging instrument	—	—	(9)

	Three months ended September 30, 2020
(In millions)	Net sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$4,526	$3,051	$41

Gain (loss) on derivatives designated as cash flow hedges
Currency exchange contracts
Hedged item	$4	$3	$—
Derivative designated as hedging instrument	(4)	(3)	—

Commodity contracts
Hedged item	$—	$—	$—
Derivative designated as hedging instrument	—	—	—

Gain (loss) on derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps
Hedged item	$—	$—	$11
Derivative designated as hedging instrument	—	—	(11)

	Nine months ended September 30, 2021
(In millions)	Net sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$14,830	$10,067	$112

Gain (loss) on derivatives designated as cash flow hedges
Currency exchange contracts
Hedged item	$4	$(2)	$—
Derivative designated as hedging instrument	(4)	2	—

Commodity contracts
Hedged item	$—	$(7)	$—
Derivative designated as hedging instrument	—	7	—

Gain (loss) on derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps
Hedged item	$—	$—	$35
Derivative designated as hedging instrument	—	—	(35)

	Nine months ended September 30, 2020
(In millions)	Net sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$13,171	$9,230	$113

Gain (loss) on derivatives designated as cash flow hedges
Currency exchange contracts
Hedged item	$9	$4	$—
Derivative designated as hedging instrument	(9)	(4)	—

Commodity contracts
Hedged item	$—	$—	$—
Derivative designated as hedging instrument	—	—	—

Gain (loss) on derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps
Hedged item	$—	$—	$(58)
Derivative designated as hedging instrument	—	—	58

The impact of derivatives not designated as hedges to the Consolidated Statements of Income are as follow:

	Gain (loss) recognized in Consolidated Statements of Income		Consolidated Statements of Income classification
	Three months ended September 30
(In millions)	2021	2020
Gain (loss) on derivatives not designated as hedges
Currency exchange contracts	$(32)	$49	Interest expense - net
Commodity contracts	1	—	Cost of products sold
Total	$(31)	$49

	Gain (loss) recognized in Consolidated Statements of Income		Consolidated Statements of Income classification
	Nine months ended September 30
(In millions)	2021	2020
Gain (loss) on derivatives not designated as hedges
Currency exchange contracts	$(9)	$(54)	Interest expense - net
Commodity contracts	10	1	Cost of products sold
Total	$1	$(53)

The impact of derivative and non-derivative instruments designated as hedges to the Consolidated Statements of Income and Comprehensive Income follow:

	Gain (loss) recognized in other comprehensive (loss) income		Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	Three months ended September 30			Three months ended September 30
(In millions)	2021	2020		2021	2020
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	$1	$35	Interest expense - net	$—	$—
Currency exchange contracts	(6)	11	Net sales and Cost of products sold	3	(6)
Commodity contracts	(3)	1	Cost of products sold	2	—
Non-derivative designated as net investment hedges
Foreign currency denominated debt	74	(83)	Interest expense - net	—	—
Total	$66	$(36)		$5	$(6)

	Gain (loss) recognized in other comprehensive (loss) income		Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	Nine months ended September 30			Nine months ended September 30
(In millions)	2021	2020		2021	2020
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	$62	$(101)	Interest expense - net	$—	$—
Currency exchange contracts	(11)	(34)	Net sales and Cost of products sold	(2)	(12)
Commodity contracts	2	2	Cost of products sold	7	—
Non-derivative designated as net investment hedges
Foreign currency denominated debt	178	(78)	Interest expense - net	—	—
Total	$231	$(211)		$5	$(12)

At September 30, 2021, a loss of $6 million of estimated unrealized net gains or losses associated with our cash flow hedges were expected to be reclassified to income from Accumulated other comprehensive loss within the next twelve months. These reclassifications relate to our designated foreign currency and commodity hedges that will mature in the next 12 months.

Note 14.     RESTRUCTURING CHARGES
In the second quarter of 2020, Eaton decided to undertake a multi-year restructuring program to reduce its cost structure and gain efficiencies in its business segments and at corporate in order to respond to declining market conditions. Restructuring charges incurred under this program were $214 million in 2020 and $63 million for the nine months ended September 30, 2021. These restructuring activities are expected to incur additional expenses of $33 million in 2021, and $10 million in 2022, primarily comprised of plant closing and other costs, resulting in total estimated charges of $320 million for the entire program.
A summary of restructuring program charges by type follows:

	Three months ended September 30		Nine months ended September 30
(In millions except for per share data)	2021	2020	2021	2020
Workforce reductions	$19	$3	$19	$169
Plant closing and other	15	7	44	28
Total before income taxes	34	10	63	197
Income tax benefit	9	2	15	41
Total after income taxes	$25	$8	$48	$156
Per ordinary share - diluted	$0.06	$0.02	$0.12	$0.39

Restructuring program charges related to the following segments:

	Three months ended September 30		Nine months ended September 30
(In millions)	2021	2020	2021	2020
Electrical Americas	$5	$3	$13	$16
Electrical Global	11	2	13	53
Aerospace	1	2	4	32
Vehicle	5	3	16	93
eMobility	—	—	1	1
Corporate	12	—	16	2
Total	$34	$10	$63	$197

A summary of liabilities related to workforce reductions, plant closing and other associated costs follows:

(In millions)	Workforce reductions	Plant closing and other	Total
Balance at January 1, 2020	$—	$—	$—
Liability recognized	172	42	214
Payments, utilization and translation	(33)	(39)	(72)
Balance at December 31, 2020	139	3	142
Liability recognized	19	44	63
Payments, utilization and translation	(55)	(33)	(88)
Balance at September 30, 2021	$103	$14	$117
These restructuring program charges were included in Cost of products sold, Selling and administrative expense, Research and development expense, or Other expense - net, as appropriate. In Business Segment Information, these restructuring program charges are treated as Corporate items. See Note 15 for additional information about business segments.

Note 15.     BUSINESS SEGMENT INFORMATION
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance. Eaton's operating segments are Electrical Americas, Electrical Global, Aerospace, Vehicle, and eMobility. On August 2, 2021, Eaton completed the sale of the Hydraulics business. Operating profit includes the operating profit from intersegment sales. For additional information regarding Eaton's business segments, see Note 17 to the Consolidated Financial Statements contained in the 2020 Form 10-K.

	Three months ended September 30		Nine months ended September 30
(In millions)	2021	2020	2021	2020
Net sales
Electrical Americas	$1,854	$1,699	$5,325	$4,977
Electrical Global	1,421	1,196	4,092	3,451
Hydraulics	179	439	1,300	1,357
Aerospace	745	540	1,889	1,681
Vehicle	640	573	1,969	1,498
eMobility	84	79	255	207
Total net sales	$4,923	$4,526	$14,830	$13,171

Segment operating profit (loss)
Electrical Americas	$402	$377	$1,127	$993
Electrical Global	285	198	757	542
Hydraulics	20	43	177	135
Aerospace	164	100	391	315
Vehicle	115	80	349	140
eMobility	(8)	(2)	(21)	(3)
Total segment operating profit	978	796	2,780	2,122

Corporate
Intangible asset amortization expense	(126)	(90)	(326)	(265)
Interest expense - net	(37)	(41)	(112)	(113)
Pension and other postretirement benefits income (expense)	14	(9)	44	(29)
Restructuring program charges	(34)	(10)	(63)	(197)
Other income (expense) - net	318	(121)	(52)	(325)
Income before income taxes	1,113	525	2,271	1,193
Income tax expense	483	78	676	254
Net income	630	447	1,595	939
Less net income for noncontrolling interests	(1)	(1)	(2)	(4)
Net income attributable to Eaton ordinary shareholders	$629	$446	$1,593	$935

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
Summary of Results of Operations
A summary of Eaton’s Net sales, Net income attributable to Eaton ordinary shareholders, and Net income per share attributable to Eaton ordinary shareholders - diluted follows:

	Three months ended September 30		Nine months ended September 30
(In millions except for per share data)	2021	2020	2021	2020
Net sales	$4,923	$4,526	$14,830	$13,171
Net income attributable to Eaton ordinary shareholders	629	446	1,593	935
Net income per share attributable to Eaton ordinary shareholders - diluted	$1.57	$1.11	$3.97	$2.31

In the second quarter of 2020, Eaton decided to undertake a multi-year restructuring program to reduce its cost structure and gain efficiencies in its business segments and at corporate in order to respond to declining market conditions. Restructuring charges incurred for the three and nine months ended September 30, 2021 were $34 million and $63 million, respectively, and were $10 million and $197 million, respectively, for the three and nine months ended September 30, 2020. These restructuring activities are expected to incur additional expenses of $33 million in 2021, and $10 million in 2022, primarily comprised of plant closing and other costs, resulting in total estimated charges of $320 million for the entire program. The projected mature year savings from these restructuring actions are expected to be $230 million when fully implemented in 2023. Additional information related to this restructuring is presented in Note 14.
On February 25, 2020, Eaton acquired Power Distribution, Inc. a leading supplier of mission critical power distribution, static switching, and power monitoring equipment and services for data centers and industrial and commercial customers. The company is headquartered in Richmond, Virginia, and had 2019 sales of $125 million. Power Distribution, Inc. is reported within the Electrical Americas business segment.
On March 2, 2020, Eaton sold its Lighting business to Signify N.V. for a cash purchase price of $1.4 billion. As a result of the sale, the Company recognized a pre-tax gain of $221 million in 2020. The Lighting business, which had sales of $1.6 billion in 2019 as part of the Electrical Americas business segment, served customers in commercial, industrial, residential, and municipal markets.
On March 17, 2021, Eaton acquired Tripp Lite for $1.65 billion, net of cash received. Tripp Lite is a leading supplier of power quality products and connectivity solutions including single-phase uninterruptible power supply systems, rack power distribution units, surge protectors, and enclosures for data centers, industrial, medical, and communications markets in the Americas. Tripp Lite had sales of over $400 million in 2020. Tripp Lite is reported within the Electrical Americas business segment.
On March 22, 2021, Eaton acquired Green Motion SA, a leading designer and manufacturer of electric vehicle charging hardware and related software based in Switzerland. Green Motion SA was acquired for $105 million, including $49 million of cash paid at closing and $56 million of estimated fair value of contingent future consideration based on 2023 and 2024 revenue performance, with a maximum possible undiscounted value of $109 million. Green Motion SA is reported within the Electrical Global business segment.
On March 29, 2021, Eaton acquired a 50 percent stake in HuanYu High Tech, a subsidiary of HuanYu Group that manufactures and markets low-voltage circuit breakers and contactors in China, and throughout the Asia-Pacific region. HuanYu High Tech had 2019 sales of $106 million and has production operations in Wenzhou, China. Eaton accounts for this investment on the equity method of accounting and is reported within the Electrical Global business segment.

On June 1, 2021, Eaton acquired Cobham Mission Systems (CMS) for $2.80 billion, net of cash received. CMS is a leading manufacturer of air-to-air refueling systems, environmental systems, and actuation primarily for defense markets. CMS had sales of over $700 million in 2020. CMS is reported within the Aerospace business segment.
On June 25, 2021, Eaton acquired a 50 percent stake in Jiangsu YiNeng Electric's busway business, which manufactures and markets busway products in China and had sales of $60 million in 2020. Eaton accounts for this investment on the equity method of accounting and is reported within the Electrical Global business segment.
On August 2, 2021, Eaton completed the sale of the Hydraulics business to Danfoss A/S, a Danish industrial company. As a result of the sale, the Company received $3.1 billion, net of cash sold, and recognized a pre-tax gain of $617 million, subject to post-closing adjustments to be negotiated with Danfoss A/S. The Hydraulics business is a global leader in hydraulics components, systems, and services for industrial and mobile equipment. The business had sales of $1.8 billion in 2020.

COVID-19
The Company was impacted by the COVID-19 pandemic in select markets and industries. As a result, our businesses have been focused on cost control measures where appropriate to offset the volume declines we experienced in addition to executing on our multi-year restructuring program we decided to undertake in the second quarter of 2020. In the first nine months of 2021, the Company has seen broad-based strength in its end-markets and regions as our businesses have largely recovered from the negative impact of the COVID-19 pandemic. However as global economies recover, many of our businesses have been impacted by supply chain disruptions and inflation. Additionally, our Aerospace business segment continues to see some softness in demand due to the impact of continued travel restrictions on commercial aviation, particularly in international travel.
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

Acquisition and Divestiture Charges and Income
Eaton incurs integration charges and transaction costs to acquire businesses, and transaction costs and other charges to divest and exit businesses. Eaton also recognizes gains and losses on the sale of businesses. A summary of these Corporate items follows:

	Three months ended September 30		Nine months ended September 30
(In millions except for per share data)	2021	2020	2021	2020
Acquisition integration, divestiture charges and transaction costs	$179	$28	$312	$263
Gain on sale of the Hydraulics and Lighting businesses	(617)	—	(617)	(221)
Total charges (income) before income taxes	(438)	28	(305)	42
Income tax expense (benefit)	386	(7)	362	68
Total charges (income) after income taxes	$(52)	$21	$57	$110
Charges (income) per ordinary share - diluted	$(0.13)	$0.05	$0.14	$0.27
Acquisition integration, divestiture charges and transaction costs in 2021 are primarily related to the divestiture of the Hydraulics business, the acquisitions of Tripp Lite, Cobham Mission Systems, Souriau-Sunbank Connection Technologies, and Ulusoy Elektrik Imalat Taahhut ve Ticaret A.S., and other charges to acquire and exit businesses including certain indemnity claims associated with the sale of 50% interest in the commercial vehicle automated transmission business in 2017. Charges in 2020 are primarily related to the divestitures of the Hydraulics business and the Lighting business, the acquisitions of Souriau-Sunbank and Ulusoy Elektrik, and other charges to exit businesses. These charges were included in Cost of products sold, Selling and administrative expense, Research and development expense, Interest expense - net, or Other expense - net. In Business Segment Information in Note 15, the charges were included in Other income (expense) - net.

Intangible Asset Amortization Expense
Intangible asset amortization expense follows:

	Three months ended September 30		Nine months ended September 30
(In millions except for per share data)	2021	2020	2021	2020
Intangible asset amortization expense	$126	$90	$326	$265
Income tax benefit	27	21	56	62
Total after income taxes	$99	$69	$270	$203
Per ordinary share - diluted	$0.25	$0.17	$0.68	$0.50

Consolidated Financial Results

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
(In millions except for per share data)	2021	2020		2021	2020
Net sales	$4,923	$4,526	9%	$14,830	$13,171	13%
Gross profit	1,585	1,475	7%	4,763	3,941	21%
Percent of net sales	32.2%	32.6%		32.1%	29.9%
Income before income taxes	1,113	525	112%	2,271	1,193	90%
Net income	630	447	41%	1,595	939	70%
Less net income for noncontrolling interests	(1)	(1)		(2)	(4)
Net income attributable to Eaton ordinary shareholders	629	446	41%	1,593	935	70%
Excluding acquisition and divestiture charges (income), after-tax	(52)	21		57	110
Excluding restructuring program charges, after-tax	25	8		48	156
Excluding intangible asset amortization expense, after-tax	99	69		270	203
Adjusted earnings	$701	$544	29%	$1,968	$1,404	40%

Net income per share attributable to Eaton ordinary shareholders - diluted	$1.57	$1.11	41%	$3.97	$2.31	72%
Excluding per share impact of acquisition and divestiture charges (income), after-tax	(0.13)	0.05		0.14	0.27
Excluding per share impact of restructuring program charges, after-tax	0.06	0.02		0.12	0.39
Excluding per share impact of intangible asset amortization expense, after-tax	0.25	0.17		0.68	0.50
Adjusted earnings per ordinary share	$1.75	$1.35	30%	$4.91	$3.47	41%

Net Sales
Net sales increased 9% in the third quarter of 2021 compared to the third quarter of 2020 due to an increase of 8% in organic sales, an increase of 7% from acquisitions of businesses, and an increase of 1% from the impact of positive currency translation, partially offset by a decrease of 7% from the divestiture of the Hydraulics business discussed in Note 2. The Company experienced constraints in its supply chain during the third quarter of 2021, which had a negative impact on Net sales. Despite these constraints, organic sales increased in the third quarter of 2021 primarily due to growth in the Electrical Global and Vehicle business segments. Net sales increased 13% in the first nine months of 2021 compared to the first nine months of 2020 due to an increase of 11% in organic sales, an increase of 4% from acquisitions of businesses, and an increase of 2% from the impact of positive currency translation, partially offset by a decrease of 4% from the divestitures of the Hydraulics and Lighting businesses discussed in Note 2. The increase in organic sales in the first nine months of 2021 reflects broad-based strength in end-markets and regions as our business segments have largely recovered from the negative impact of the COVID-19 pandemic except for a decrease in the Aerospace business segment due to the continued impact of the pandemic on commercial aviation.
Gross Profit
Gross profit margin decreased from 32.6% in the third quarter of 2020 to 32.2% in the third quarter of 2021 primarily due to higher acquisition and divestiture costs, higher intangible asset amortization expense, and commodity and logistics inflation, partially offset by higher sales volumes in the Electrical Global and Vehicle business segments, the divestiture of the Hydraulics business, the acquisitions of Tripp Lite and Cobham Mission Systems, and savings from restructuring actions. Gross profit margin increased from 29.9% in first nine months of 2020 to 32.1% in first nine months of 2021 primarily due to higher sales volumes in the Electrical Americas, Electrical Global, and Vehicle business segments, the acquisitions of Tripp Lite and Cobham Mission Systems, and savings from restructuring actions, partially offset by lower organic sales volumes in the Aerospace business segment and commodity and logistics inflation.

Income Taxes
The effective income tax rate for the third quarter of 2021 was expense of 43.4% compared to expense of 14.8% for the third quarter of 2020. The effective income tax rate for the first nine months of 2021 was expense of 29.8% compared to expense of 21.3% for the first nine months of 2020. The increase in the effective tax rates in the third quarter and first nine months of 2021 was primarily due to the tax impact on the gain from the sale of the Hydraulics business in 2021 discussed in Note 2.
Net Income
Net income attributable to Eaton ordinary shareholders of $629 million in the third quarter of 2021 increased 41% compared to Net income attributable to Eaton ordinary shareholders of $446 million in the third quarter of 2020. Net income in the third quarter of 2021 included an after-tax gain of $197 million on the sale of the Hydraulics business. Excluding this gain, the decrease in the third quarter of 2021 was primarily due to higher acquisition and divestiture charges, partially offset by higher gross profit. Net income attributable to Eaton ordinary shareholders of $1,593 million in the first nine months of 2021 increased 70% compared to Net income attributable to Eaton ordinary shareholders of $935 million in the first nine months of 2020. Net income in the first nine months of 2021 and 2020 included after-tax gains of $197 million on the sale of the Hydraulics business and $91 million on the sale of the Lighting business, respectively. Excluding these gains, the increase in the first nine months of 2021 was primarily due to higher gross profit and lower restructuring program charges, partially offset by higher acquisition and divestiture charges and higher intangible asset amortization expense.
Net income per ordinary share increased to $1.57 in the third quarter of 2021 compared to $1.11 in the third quarter of 2020. Net income per ordinary share in 2021 included $0.49 from the sale of the Hydraulics business. Excluding this gain, the decrease in Net income per ordinary share in the third quarter of 2021 was due to lower Net income attributable to Eaton ordinary shareholders. Net income per ordinary share increased to $3.97 in the first nine months of 2021compared to $2.31 in the first nine months of 2020. Net income per ordinary share in the first nine months of 2021 and 2020 included $0.49 and $0.22 from the sale of the Hydraulics and Lighting businesses, respectively. Excluding these gains, the increase in Net income per ordinary share in the first nine months of 2021 was due to higher Net income attributable to Eaton ordinary shareholders and the impact of the Company's share repurchases over the past year.
Adjusted Earnings
Adjusted earnings of $701 million in the third quarter of 2021 increased 29% compared to Adjusted earnings of $544 million in the third quarter of 2020. Adjusted earnings of $1,968 million in the first nine months of 2021 increased 40% compared to Adjusted earnings of $1,404 million in the first nine months of 2020. The increase in Adjusted earnings in the third quarter and first nine months of 2021 was primarily due to higher Net income attributable to Eaton ordinary shareholders, adjusted for acquisition and divestiture charges (income), restructuring program charges, and intangible asset amortization expense.
Adjusted earnings per ordinary share increased to $1.75 in the third quarter of 2021 compared to $1.35 in the third quarter of 2020. Adjusted earnings per ordinary share increased to $4.91 in the first nine months of 2021 compared to $3.47 in the first nine months of 2020. The increase in Adjusted earnings per ordinary share in the third quarter and first nine months of 2021 was due to higher Adjusted earnings and the impact of the Company's share repurchases over the past year.

Business Segment Results of Operations
The following is a discussion of Net sales, operating profit and operating margin by business segment.
Electrical Americas

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
(In millions)	2021	2020		2021	2020
Net sales	$1,854	$1,699	9%	$5,325	$4,977	7%

Operating profit	$402	$377	7%	$1,127	$993	13%
Operating margin	21.7%	22.2%		21.2%	20.0%
Net sales increased 9% in the third quarter of 2021 compared to the third quarter of 2020 due to an increase of 8% from the acquisition of Tripp Lite and an increase of 1% in organic sales. The Electrical Americas business segment experienced constraints in its supply chain during the third quarter of 2021, which had a negative impact on Net sales. Despite these constraints, organic sales increased in the third quarter of 2021 primarily due to strength in data center and residential end-markets, partially offset by weakness in large industrial projects and sales to utilities. Net sales increased 7% in the first nine months of 2021 compared to the first nine months of 2020 due to an increase of 6% from the acquisitions of Tripp Lite and Power Distribution, Inc., an increase of 5% in organic sales, and an increase of 1% from the impact of positive currency translation, partially offset by a decrease of 5% from the divestiture of the Lighting business. The increase in organic sales in the first nine months of 2021 was primarily due to broad-based strength in end-markets as they have largely recovered from the COVID-19 pandemic, except for weakness in large industrial projects.
The operating margin decreased from 22.2% in the third quarter of 2020 to 21.7% in the third quarter of 2021 primarily due to commodity and logistics inflation, partially offset by the acquisition of Tripp Lite, higher organic sales volumes, and savings from restructuring actions. The operating margin increased from 20.0% in the first nine months of 2020 to 21.2% in the first nine months of 2021 primarily due to higher organic sales volumes, the acquisition of Tripp Lite, the favorable impact of the divestiture of the Lighting business, and savings from restructuring actions, partially offset by commodity and logistics inflation.
Electrical Global

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
(In millions)	2021	2020		2021	2020
Net sales	$1,421	$1,196	19%	$4,092	$3,451	19%

Operating profit	$285	$198	44%	$757	$542	40%
Operating margin	20.1%	16.6%		18.5%	15.7%
Net sales increased 19% in the third quarter of 2021 compared to the third quarter of 2020 due to an increase of 18% in organic sales and an increase of 1% from the impact of positive currency translation. Net sales increased 19% in the first nine months of 2021 compared to the first nine months of 2020 due to an increase of 15% in organic sales and an increase of 4% from the impact of positive currency translation. The increase in organic sales in the third quarter and first nine months of 2021 was primarily due to broad-based strength in end-markets as they have largely recovered from the COVID-19 pandemic.
The operating margin increased from 16.6% in the third quarter of 2020 to 20.1% in the third quarter of 2021 and from 15.7% in the first nine months of 2020 to 18.5% in the first nine months of 2021 primarily due to higher sales volumes, and savings from restructuring actions and other costs control measures, partially offset by commodity and logistics inflation.

Hydraulics

	Three months ended September 30		Nine months ended September 30
(In millions)	2021	2020	2021	2020
Net sales	$179	$439	$1,300	$1,357

Operating profit	$20	$43	$177	$135
Operating margin	11.2%	9.8%	13.6%	9.9%
On August 2, 2021, Eaton completed the sale of the Hydraulics business segment. As a result, net sales and operating profit for the third quarter and first nine months of 2021 are not directly comparable to the third quarter and first nine months of 2020, since 2021 only includes the results of the Hydraulics business through the date of the sale.
Aerospace

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
(In millions)	2021	2020		2021	2020
Net sales	$745	$540	38%	$1,889	$1,681	12%

Operating profit	$164	$100	64%	$391	$315	24%
Operating margin	22.0%	18.5%		20.7%	18.7%
Net sales increased 38% in the third quarter of 2021 compared to the third quarter of 2020 due to an increase of 33% from the acquisition of Cobham Mission Systems, an increase of 4% in organic sales, and an increase of 1% from the impact of positive currency translation. The increase in organic sales in the third quarter of 2021 was primarily due to higher sales in commercial markets, partially offset by weakness in military markets. Net sales increased 12% in the first nine months of 2021 compared to the first nine months of 2020 due to an increase of 15% from the acquisition of Cobham Mission Systems and an increase of 2% from the impact of positive currency translation, partially offset by a decrease of 5% in organic sales. The decrease in organic sales in the first nine months of 2021 was primarily due to the impact of continued travel restrictions from the COVID-19 pandemic on commercial aviation.
The operating margin increased from 18.5% in the third quarter of 2020 to 22.0% in third quarter of 2021 primarily due to the acquisition of Cobham Mission Systems, higher sales volumes, and savings from restructuring actions. The operating margin increased from 18.7% in the first nine months of 2020 to 20.7% in the first nine months of 2021 primarily due to savings from restructuring actions and the acquisition of Cobham Mission Systems, partially offset by lower organic sales volumes.

Vehicle

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
(In millions)	2021	2020		2021	2020
Net sales	$640	$573	12%	$1,969	$1,498	31%

Operating profit	$115	$80	44%	$349	$140	149%
Operating margin	18.0%	14.0%		17.7%	9.3%
Net sales increased 12% in the third quarter of 2021 compared to the third quarter of 2020 due to an increase of 11% in organic sales and an increase of 1% from the impact of positive currency translation. The Vehicle business segment's organic sales were negatively impacted in the third quarter of 2021 as a result of its customers experiencing supply chain constraints leading to reduced production levels and historic low vehicle inventory. Despite these challenges, organic sales increased in the third quarter of 2021 primarily due to strength in the North American Class 8 truck market and the South American light vehicle market, partially offset by weakness in the North American light vehicle market. Net sales increased 31% in the first nine months of 2021 compared to the first nine months of 2020 due to an increase of 30% in organic sales and an increase of 1% from the impact of positive currency translation. The increase in organic sales in the first nine months of 2021 was primarily due to strength in all regions compared to 2020 which was significantly impacted by plant shutdowns due to the COVID-19 pandemic.
The operating margin increased from 14.0% in the third quarter of 2020 to 18.0% in the third quarter of 2021 primarily due to higher sales volumes, favorable product mix, and savings from restructuring actions, partially offset by commodity and logistics inflation. The operating margin increased from 9.3% in the first nine months of 2020 to 17.7% in the first nine months of 2021 primarily due to higher sales volumes and savings from restructuring actions, partially offset by commodity and logistics inflation.
eMobility

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
(In millions)	2021	2020		2021	2020
Net sales	$84	$79	6%	$255	$207	23%

Operating profit (loss)	$(8)	$(2)	(300)%	$(21)	$(3)	(600)%
Operating margin	(9.5)%	(2.5)%		(8.2)%	(1.4)%
Net sales increased 6% in the third quarter of 2021 compared to the third quarter of 2020 due to an increase of 6% in organic sales. The eMobility business segment's organic sales were negatively impacted in the third quarter of 2021 as a result of its customers experiencing supply chain constraints leading to reduced production levels. Despite these challenges, organic sales increased in the third quarter of 2021 primarily due to strength in North American and Asia Pacific regions, partially offset by weakness in Europe. Net sales increased 23% in the first nine months of 2021 compared to the first nine months of 2020 due to an increase of 21% in organic sales and an increase of 2% from the impact of positive currency translation. The increase in organic sales in the first nine months of 2021 was primarily due to strength in North American and Asia Pacific regions compared to 2020 which was significantly impacted by plant shutdowns due to the COVID-19 pandemic.
The operating margin decreased from negative 2.5% in the third quarter of 2020 to negative 9.5% in the third quarter of 2021 and from negative 1.4% in the first nine months of 2020 to negative 8.2% in the first nine months of 2021 primarily due to increased research and development costs and manufacturing start-up costs associated with new electric vehicle programs, and commodity and logistics inflation, partially offset by higher sales volumes.

Corporate Expense (Income)

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
(In millions)	2021	2020		2021	2020
Intangible asset amortization expense	$126	$90	40%	$326	$265	23%
Interest expense - net	37	41	(10)%	112	113	(1)%
Pension and other postretirement benefits (income) expense	(14)	9	(256)%	(44)	29	(252)%
Restructuring program charges	34	10	240%	63	197	(68)%
Other (income) expense - net	(318)	121	(363)%	52	325	(84)%
Total corporate (income) expense	$(135)	$271	(150)%	$509	$929	(45)%
Total corporate income was $135 million in the third quarter of 2021 compared to Total corporate expense of $271 million in the third quarter of 2020. The change in Total corporate (income) expense for the third quarter of 2021 was primarily due to the change in Other (income) expense - net and the favorable impact of the freeze on the Company's United States pension plans discussed in Note 8, partially offset by higher Intangible asset amortization expense, and higher Restructuring program charges discussed in Note 14. The change in Other (income) expense - net is primarily due to the 2021 gain on sale of the Hydraulics business discussed in Note 2, partially offset by higher acquisition and divestiture charges.
Total corporate expense was $509 million in the first nine months of 2021 compared to Total corporate expense of $929 million in the first nine months of 2020. The decrease in Total corporate expense for the first nine months of 2021 was primarily due to lower Other expense - net, lower Restructuring program charges, and the favorable impact of the freeze on the Company's United States pension plans, partially offset by higher Intangible asset amortization expense. The decrease in Other expense - net is primarily due to the 2021 gain on sale of the Hydraulics business compared to the 2020 gain on the sale of the Lighting business, partially offset by higher acquisition and divestiture charges.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Financial Condition and Liquidity
Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk.
On March 8, 2021, a subsidiary of Eaton issued Euro denominated notes (2021 Euro Notes) with a face value of €1,500 million ($1,798 million), in accordance with Regulation S promulgated under the Securities Act of 1933, as amended. The 2021 Euro Notes are comprised of two tranches of €900 million and €600 million, which mature in 2026 and 2030, respectively, with interest payable annually at a respective rate of 0.128% and 0.577%. The issuer received proceeds totaling €1,494 million ($1,790 million) from the issuance, net of financing costs and discounts.
On May 17, 2021, the Company entered into a $2,500 million 364-day revolving credit facility, which brought the Company’s total revolving credit facilities to $4,500 million. At June 30, 2021, the Company had access to the commercial paper markets through its $4,500 million commercial paper program, of which $3,372 million was outstanding including funds to finance the acquisition of Cobham Mission Systems discussed in Note 2. Eaton used the proceeds from the sale of the Hydraulics business, which was completed August 2, 2021, to reduce its outstanding commercial paper borrowings.
On September 22, 2021, the Company downsized the 364-day revolving credit facility from $2,500 million to $500 million, which reduced the Company's total revolving credit facilities to $2,500 million. In September 2021, the Company also downsized its commercial paper program to $2,500 million. There were no borrowings outstanding under Eaton’s revolving credit facilities at September 30, 2021. The Company had access to the commercial paper markets through its $2,500 million commercial paper program, of which $421 million was outstanding on September 30, 2021.
On October 4, 2021, the Company replaced its existing $500 million 364-day revolving credit facility, $750 million five-year revolving credit facility, $500 million four-year revolving credit facility, and $750 million five-year revolving credit facility, with a new $500 million 364-day revolving credit facility and a new $2,000 million five-year revolving credit facility that will expire on October 4, 2026. The revolving credit facilities totaling $2,500 million are used to support commercial paper borrowings and are fully and unconditionally guaranteed by Eaton and certain of its direct and indirect subsidiaries on an unsubordinated, unsecured basis. The Company maintains access to the commercial paper markets through its $2,500 million commercial paper program.

Eaton completed the $1.4 billion sale of its Lighting business on March 2, 2020, the acquisitions of Tripp Lite for $1.65 billion on March 17, 2021 and Cobham Mission Systems for $2.80 billion on June 1, 2021, and the $3.1 billion sale of its Hydraulics business on August 2, 2021. Over the course of a year, cash, short-term investments, and short-term debt may fluctuate in order to manage global liquidity. Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, availability under existing revolving credit facilities, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business, fund acquisitions of businesses, as well as scheduled payments of long-term debt.
Eaton was in compliance with each of its debt covenants for all periods presented.
Sources and Uses of Cash
Operating Cash Flow
Net cash provided by operating activities was $1,368 million in the first nine months of 2021, a decrease of $633 million compared to $2,001 million in the first nine months of 2020. The decrease in net cash provided by operating activities in the first nine months of 2021 was primarily due to higher working capital balances to support the Company’s organic growth as our business segments have largely recovered from the negative impact of the COVID-19 pandemic, taxes paid on the sale of the Hydraulics business, and a pension contribution to Eaton's U.S. qualified pension plan in 2021.
Investing Cash Flow
Net cash used in investing activities was $1,688 million in the first nine months of 2021, an increase of $2,397 million in the use of cash compared to net cash provided by investing activities of $709 million in the first nine months of 2020. The increase in the use of cash was primarily driven by cash paid for business acquisitions discussed in Note 2, partially offset by proceeds received in 2021 from the sale of the Hydraulics business of $3,110 million compared to proceeds received in 2020 from the sale of the Lighting business of $1,408 million, and net sales of short-term investments of $264 million in 2021 compared to net purchases of $121 million in 2020.
Financing Cash Flow
Net cash provided by financing activities was $166 million in the first nine months of 2021, an increase of $2,785 million in the source of cash compared to net cash used in financing activities of $2,619 million in the first nine months of 2020. The increase in the source of cash was primarily due to higher proceeds from borrowings of $1,798 million in 2021 compared to no proceeds from borrowings in 2020, lower share repurchases of $122 million in 2021 compared to $1,464 million in 2020, and net proceeds of short-term debt of $430 million in 2021 compared to net payments of $253 million in 2020, partially offset by higher payments on borrowings of $1,011 million in 2021 compared to $7 million in 2020.

Guaranteed Debt
Issuers, Guarantors and Guarantor Structure
Eaton Corporation has issued senior notes pursuant to indentures dated April 1, 1994 (the 1994 Indenture), November 20, 2012 (the 2012 Indenture) and September 15, 2017 (the 2017 Indenture). The senior notes of Eaton Corporation are registered under the Securities Act of 1933, as amended (the Registered Senior Notes). Eaton Corporation is also the issuer of one outstanding series of privately placed debt securities (the PPNs), and Eaton Capital Unlimited Company, another subsidiary of Eaton, is the issuer of four outstanding series of debt securities sold in offshore transactions under Regulation S promulgated under the Securities Act (the Eurobonds). The PPNs, the Eurobonds and the Registered Senior Notes (together, the Senior Notes) comprise substantially all of Eaton’s long-term indebtedness.
Substantially all of the Senior Notes, together with the credit facilities described above under Financial Condition and Liquidity (the Credit Facilities), are guaranteed by Eaton and 18 of its subsidiaries. Accordingly, they rank equally with each other. However, because these obligations are not secured, they would be effectively subordinated to any existing or future secured indebtedness of Eaton and its subsidiaries. As of September 30, 2021, Eaton has no material, long-term secured debt. The guaranteed Registered Senior Notes are also structurally subordinated to the liabilities of Eaton's subsidiaries that are not guarantors. Except as described below under Future Guarantors, Eaton is not obligated to cause its subsidiaries to guarantee the Registered Senior Notes.
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
The 1994 Indenture does not contain provisions with respect to future guarantors.
Summarized Financial Information of Guarantors and Issuers

(In millions)	September 30, 2021	December 31, 2020
Current assets	$2,815	$4,031
Noncurrent assets	11,554	11,642
Current liabilities	2,517	2,916
Noncurrent liabilities	10,171	9,049
Amounts due to subsidiaries that are non-issuers and non-guarantors - net	17,076	15,938

		Nine months ended September 30
(In millions)		2021
Net sales		$7,769
Sales to subsidiaries that are non-issuers and non-guarantors		686
Cost of products sold		6,423
Expense from subsidiaries that are non-issuers and non-guarantors - net		392
Net income		470
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

FORWARD-LOOKING STATEMENTS
This Form 10-Q Report contains forward-looking statements concerning anticipated additional charges and projected savings from restructuring actions, the future impact of COVID-19, the performance of our end markets, tax controversies and legal contingencies, among other matters. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to Eaton, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside Eaton’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated changes in the markets for the Company’s business segments; unanticipated downturns in business relationships with customers or their purchases from us; the potential effects on our businesses from natural disasters; the availability of credit to customers and suppliers; competitive pressures on sales and pricing; unanticipated changes in the cost of material and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; strikes or other labor unrest; the impact of acquisitions and divestitures; unanticipated difficulties integrating acquisitions; new laws and governmental regulations; interest rate changes; tax rate changes or exposure to additional income tax liability; stock market and currency fluctuations; war, civil or political unrest or terrorism; the course of the COVID-19 pandemic and government responses thereto, and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in exposures to market risk since December 31, 2020.

ITEM 4.CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures - Pursuant to SEC Rule 13a-15, an evaluation was performed under the supervision and with the participation of Eaton’s management, including Craig Arnold - Principal Executive Officer; and Thomas B. Okray - Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, management concluded that Eaton’s disclosure controls and procedures were effective as of September 30, 2021.
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
During the third quarter of 2021, there was no change in Eaton’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting. Management is currently evaluating the impact of businesses acquired in the past twelve months on Eaton's internal control over financial reporting.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c) Issuer's Purchases of Equity Securities
During the third quarter of 2021, 0.3 million ordinary shares were repurchased in the open market at a total cost of $46 million. These shares were repurchased under the program approved by the Board on February 27, 2019 (the 2019 Program). A summary of the shares repurchased in the third quarter of 2021 follows:

Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
July	—	$—	—	$2,018
August	—	$—	—	$2,018
September	295,815	$157.26	295,815	$1,972
Total	295,815	$157.26	295,815

ITEM 6.EXHIBITS.
Eaton Corporation plc
Third Quarter 2021 Report on Form 10-Q

3 (i)	Certificate of Incorporation — Incorporated by reference to the Form S-8 filed November 30, 2012

3 (ii)	Amended and Restated Memorandum and Articles of Incorporation — Incorporated by reference to the Form 8-K filed on May 1, 2017

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

10.1
5-Year Revolving Credit Agreement, dated as of October 4, 2021, among Eaton Corporation plc, Eaton Corporation, Eaton Capital Unlimited, the guarantors from time to time party thereto, the several lenders from time to time parties thereto, Citibank, N.A., as Administrative Agent, Citibank, N.A., JPMorgan Chase Bank, N.A., BofA Securities, Inc., BNP Paribas Securities Corp., Deutsche Bank Securities Inc. and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A., as syndication agent and Bank of America, N.A., BNP Paribas, Deutsche Bank AG New York Branch and Morgan Stanley Senior Funding, Inc., as documentation agents, incorporated by reference to Exhibit 99.1 to The Form 8-K filed by the registrant on October 8, 2021.

10.2
364-Day Revolving Credit Agreement, dated as of October 4, 2021, among Eaton Corporation plc, Eaton Corporation, Eaton Capital Unlimited, the guarantors from time to time party thereto, the several lenders from time to time parties thereto, Citibank, N.A., as Administrative Agent, Citibank, N.A., JPMorgan Chase Bank, N.A., BofA Securities, Inc., BNP Paribas Securities Corp., Deutsche Bank Securities Inc. and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A., as syndication agent and Bank of America, N.A., BNP Paribas, Deutsche Bank AG New York Branch and Morgan Stanley Senior Funding, Inc., as documentation agents, incorporated by reference to Exhibit 99.2 to The Form 8-K filed by the registrant on October 8, 2021.

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

EATON CORPORATION plc
Registrant

Date:	November 2, 2021	By:	/s/ Thomas B. Okray
Thomas B. Okray
Principal Financial Officer
(On behalf of the registrant and as Principal Financial Officer)