Form 10-K
period 2021-12-31
Eaton Corp plc
filed 2022-02-23
CIK 1551182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended December 31, 2021
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of Ordinary Shares held by non-affiliates of the registrant as of June 30, 2021 was $59.1 billion.
As of January 31, 2022, there were 398.8 million Ordinary Shares outstanding.
Documents Incorporated By Reference
Portions of the Proxy Statement for the 2022 annual shareholders meeting are incorporated by reference into Part III.

Part I

Item 1. Business.
Eaton Corporation plc (Eaton or the Company) is an intelligent power management company dedicated to improving the quality of life and protecting the environment for people everywhere. We are guided by our commitment to do business right, to operate sustainably and to help our customers manage power – today and well into the future. By capitalizing on the global growth trends of electrification and digitalization, we're accelerating the planet's transition to renewable energy, helping to solve the world's most urgent power management challenges, and doing what's best for our stakeholders and all of society.
Founded in 1911, Eaton has been listed on the New York Stock Exchange for nearly a century. We reported revenues of $19.6 billion in 2021 and serve customers in more than 170 countries.
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
Electrical Americas and Electrical Global
Principal methods of competition in these segments are performance of products and systems, technology, customer service and support, and price. Eaton has a strong competitive position in these segments and, with respect to many products, is considered among the market leaders. In normal economic cycles, sales of these segments are historically lower in the first quarter and higher in the third and fourth quarters of a year. In 2021, 22% of these segments' sales were made to seven large customers of electrical products and electrical systems and services.
Hydraulics
On August 2, 2021, Eaton completed the sale of the Hydraulics business to Danfoss A/S, a Danish industrial company. Prior to the sale, the Hydraulics business was a reportable operating segment.
Aerospace
Principal methods of competition in this segment are total cost of ownership, product and system performance, quality, design engineering capabilities, and timely delivery. Eaton has a strong competitive position in this segment and, with respect to many products and platforms, is considered among the market leaders. In 2021, 20% of this segment's sales were made to three large original equipment manufacturers of aircraft.
Vehicle
Principal methods of competition in this segment are product performance, technology, global service, and price. Eaton has a strong competitive position in this segment and, with respect to many products, is considered among the market leaders. In 2021, 36% of this segment's sales were made to four large original equipment manufacturers of vehicles and related components.
eMobility
Principal methods of competition in this segment are product performance, technology, global service, and price. Eaton has a strong competitive position in this segment. In 2021, 18% of this segment's sales were made to three large original equipment manufacturers of vehicles, construction equipment and related components.

Information Concerning Eaton's Business in General
Raw Materials
Eaton's major requirements for raw materials include iron, steel, copper, nickel, aluminum, lead, silver, gold, titanium, rubber, plastic, electronic components, chemicals, and fluids. Materials are purchased in various forms, such as bar stock, extrusions, castings, forgings, powder metal, coils, sheets, strips, stampings, plastic resins and pellets. Raw materials, as well as parts and other components, are purchased from many suppliers. Under normal circumstances, the Company has no difficulty obtaining its raw materials. However, as global economies recovered from the COVID-19 pandemic in 2021, some of our businesses were impacted by inflation and supply chain constraints, including limited availability of select materials and delivery delays. During this time, we worked closely with our suppliers to manage and minimize the impact on our supply chain. Additional information related to the impact of supply chain constraints and inflation is presented in “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.
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
Environmental Contingencies
Our comprehensive sustainability strategy is driven by our mission to improve the quality of life and the environment. We are committed to reducing our footprint, eliminating waste, and making the best use of natural resources. Operations of the Company involve the use and disposal of certain substances regulated under environmental protection laws. Eaton continues to modify processes on an ongoing, regular basis in order to reduce the impact on the environment, including the reduction or elimination of certain chemicals used in, and wastes generated from, operations. Compliance with laws that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, are not expected to have a material adverse effect upon capital expenditures, including expenditures for environmental control facilities, earnings or the competitive position of the Company. Compliance with future environmental protection laws may require an increase in capital expenditures. Information regarding the Company's liabilities related to environmental matters is presented in Note 10 of the Notes to the Consolidated Financial Statements.
Human Capital Management
Eaton has approximately 86,000 employees globally. The number of persons employed by our reportable segments and corporate at December 31, 2021 are as follows:

(In thousands)	2021
Electrical Americas	28
Electrical Global	26
Aerospace	12
Vehicle	11
eMobility	1
Corporate	8
Total number of persons employed	86

Eaton uses and monitors a variety of metrics to ensure our objectives related to employee attraction, development, and retention are met. Most notably, Eaton tracks the following:
Inclusion and Diversity
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
At December 31, 2021, Eaton’s distribution by gender, and United States distribution by minority status, is as follows:

	Total Global	Number of women (Global)	Percentage of women (Global)	U.S. total	Number of minorities (U.S. only)[1]	Percentage of minorities (U.S. only)[1]
Board of directors	12	4	33.3%	10	4	40.0%
Global leadership team	25	6	24.0%	23	13	56.5%
Executives	587	137	23.3%	413	70	16.9%
Managers	7,185	1,697	23.6%	3,668	731	19.9%
All other employees	78,150	26,827	34.3%	20,171	7,340	36.4%
All employees	85,947	28,667	33.4%	24,275	8,154	33.6%
1 Excluding Puerto Rico
At Eaton, one of our aspirational goals is to be a model of inclusion and diversity among our peers. Our plan to achieve this goal encompasses a number of actions, including an examination into our programs, practices, processes, and policies to look for opportunities to strengthen our support of underrepresented individuals, groups and businesses across our operations.
Compensation
A key component of Eaton’s attraction and retention strategy is competitive compensation. Eaton regularly benchmarks its compensation practices with industry peers to maintain a top performing workforce. Eaton’s 2021 total employee costs was $5.5 billion including salaries, wages, equity-based compensation, pension and other benefits. The total compensation of our median employee on October 1, 2020, as reported in our 2021 Proxy Statement filed in March 2021, and as calculated in accordance with Item 402(u) of Regulation S-K, was $63,951.
Safety
Throughout our operations, our goal is to have no safety incidents and we continue to make progress towards that goal. For example, in 2020 we reduced our Total Recordable Case Rate (TRCR) by 26% (0.40) and our Days Away Case Rate (DACR) by 26% (0.17) compared to 2019. Our TRCR of 0.40 approaches our long-term goal of 0.25, which we believe is a world-class safety rate.
Further, in 2021, the Company took a number of measures to continue to protect our workforce from the COVID-19 pandemic, including the following as appropriate:
•Training our employees at sites around the world in cleaning and disinfecting protocols
•Enacting social distancing procedures, staggered shifts, a rotating office work schedule, and modified workspace and meeting space layouts as appropriate
•Requiring employees to stay at home if they are feeling ill, and encouraging increased hand washing and hygiene practices across all sites
•Advising employees to take advantage of flexible work options
•Restricting visitors to all sites
•Encouraging vaccination for all employees and at select locations, arranging for vaccination clinics and transportation
•Consulting regularly with doctors and health care organizations
•Updating the Company's response plan as new information became available

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
Engagement
Fully engaged employees are more productive, innovative, and satisfied in their work. Examples of how we engage our employees include enterprise-wide town halls, hosting informal listening meetings and surveying groups of employees on specific subjects. In addition, we have programs focused on career development of employees at all levels. Our 2021 survey on employee engagement showed a favorable response from 83 percent of employees who completed it. This group reported that they were proud to work at Eaton, felt personal accomplishment from their work, and would recommend Eaton as a place to work. We are committed to a wide range of strategies designed to improve and sustain employee engagement over the long-term.
Item 1A. Risk Factors.
Among the risks that could materially adversely affect Eaton's businesses, financial condition or results of operations are the following:
Operational Risks
Impacts related to, and recovery from, the COVID-19 pandemic could have an adverse effect on our business and results of operations.
The global outbreak of COVID-19 has disrupted economic activity around the world. As a result, we and our employees, suppliers, customers and others have been and may continue to be restricted or prevented from conducting normal business activities, including as a result of shutdowns, travel restrictions and other actions that may be requested or mandated by governmental authorities. While a substantial portion of our businesses and facilities have been classified as essential in jurisdictions in which facility closures have been mandated, we can give no assurance that there will not be additional closures in the future or that our businesses and facilities will be classified as essential in each of the jurisdictions in which we operate. We have experienced and could continue to experience supply and labor shortages as the Company expands its production capacity to meet increased customer demand as global economies recover. The extent to which the COVID-19 pandemic continues to impact our results of operations and financial condition will depend on future developments that are highly uncertain and cannot be predicted, including the resurgence of COVID-19 as a result of new variants, the effectiveness of COVID-19 vaccines and the speed at which populations are vaccinated around the globe, the impact of COVID-19 on economic activity and regulatory actions taken to contain the impact of COVID-19 on public health and the global economy. The impact of COVID-19 may also exacerbate other risks discussed in Item 1A of this Annual Report on Form 10-K, any of which could have a material effect on our results of operations.
If Eaton is unable to protect its information technology infrastructure against service interruptions, data corruption, cyber-based attacks or network security breaches, product or service offerings could be compromised or operations could be disrupted or data confidentiality impaired.
Eaton relies on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including procurement, manufacturing, distribution, invoicing and collection. Additionally, many of our products and services include integrated software and information technology that collects data or connects to external and internal systems. Because of this, cybersecurity threats pose a material risk to our business operations.

Global cybersecurity threats range from widespread vulnerabilities, sophisticated and targeted measures known as advanced persistent threats, or uncoordinated individual attempts to gain unauthorized access to IT/OT systems. These threats may be directed at Eaton, its products, software embedded in Eaton’s products, or its third-party service providers. The risk is amplified by the increasingly connected nature of our products and systems. These threats may originate from anywhere in the connected world and take the form of phishing, malware, bots, or human-centric attacks. Eaton continually seeks to deploy comprehensive measures to deter, prevent, detect, respond to and mitigate these threats.
As a result of our worldwide operations, we are subject to laws and regulations, including data protection/privacy and cybersecurity laws and regulations, in many jurisdictions. In addition, we operate in an environment in which there are different and potentially conflicting data privacy laws in effect in the various U.S. states and foreign jurisdictions in which we operate and we must understand and comply with each law and standard in each of these jurisdictions while ensuring the data is secure. For example, the Global Data Protection Regulation (GDPR) prefers that we manage personal data in the E.U. and may impose fines of up to four percent of our global revenue in the event of certain violations.
Eaton’s customers, including Governmental Agencies, are increasingly requiring cybersecurity protections and mandating cybersecurity standards which may result in additional operating or production costs. Our cybersecurity program aligns with well-known industry-wide security control frameworks. Despite these efforts, cybersecurity incidents could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information and the disruption of business operations. The potential consequences of a material cybersecurity incident include theft of intellectual property, disruption of operations, reputational damage, adverse health and safety consequences, the loss or misuse of confidential information, product failure, as well as exposure to fines, legal claims or enforcement actions.
The effects of climate change, including weather disruptions and regulatory/market reactions, create uncertainties that could negatively impact our business.
Global increases in greenhouse gas emissions are linked to climate change, and there is a growing consensus that dramatic emissions reductions are needed to avoid severe climate impacts. Extreme weather events linked to climate change, including hurricanes, flooding, wildfires, and high heat/water scarcity, create physical risks to Eaton’s operating locations and supply chains. While Eaton is working to make its own operations carbon neutral by 2030, a global failure to achieve commitments could cause increases in these extreme weather events, political instability, and workforce migration, ultimately increasing Eaton’s cost of doing business.
Regulatory reactions to climate change may pose more stringent obligations on Eaton’s operations and change customer demands. While Eaton is already gearing its portfolio towards products that will reduce carbon and combat climate change, there is a risk that Eaton may not innovate quickly enough to meet changing regulatory or market demands. Increasing demands for metals as the world electrifies may lead to scarcity and increased costs, as may uncertainty over carbon taxes and grid stability during a renewables transition. Despite these uncertainties, we believe Eaton is well positioned to capitalize on secular trends and market opportunities arising from these risks.
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
Eaton's major requirements for raw materials are described above in Item 1 “Raw Materials”. Shortages have affected the prices Eaton's businesses are charged as global economies recover from the COVID-19 pandemic. If this trend continues, the competitive position of our products and services may be impacted, which could have a material adverse impact on operating results.
Further, some of Eaton's suppliers of component parts have increased their prices in response to increases in costs of raw materials that they use to manufacture component parts, including logistics inflation. Should this trend continue or become more prevalent, the Company may not be able to increase its prices commensurately with its increased costs, adversely affecting operating results.

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
Eaton is subject to income taxes in many jurisdictions around the world. Income tax liabilities are subject to the allocation of income among various tax jurisdictions. The Company's effective tax rate could be affected materially by changes in the mix among earnings in countries with differing statutory tax rates, changes in the valuation allowance of deferred tax assets, or changes in tax legislation, regulations, and policies. The amount of income taxes paid is subject to ongoing audits by tax authorities in the countries in which Eaton operates. If these audits result in assessments different from amounts reserved, future financial results may include material unfavorable adjustments to the Company's tax liabilities.
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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Eaton's principal executive offices are located at Eaton House, 30 Pembroke Road, Dublin 4, Ireland D04 Y0C2. The Company maintains manufacturing facilities at approximately 224 locations in 36 countries. The Company is a lessee under a number of operating leases for certain real properties and equipment, none of which is material to its operations. Management believes that the existing manufacturing facilities are adequate for its operations and that the facilities are maintained in good condition.
Item 3. Legal Proceedings.
Information regarding the Company's current legal proceedings is presented in Note 10 and Note 11 of the Notes to the Consolidated Financial Statements.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 4A. Information about our Executive Officers
A listing of executive officers, their ages, positions and offices held over the past five years, as of February 1, 2022, is as follows:

Name	Age	Position (Date elected to position)
Craig Arnold	61	Chairman of Eaton Corporation plc (June 1, 2016 - present)
		Chief Executive Officer of Eaton Corporation (June 1, 2016 - present)
		Director of Eaton Corporation plc (September 1, 2015 - present)
		President and Chief Operating Officer of Eaton Corporation
		(September 1, 2015 - May 31, 2016)

Thomas B. Okray	59	Executive Vice President and Chief Financial Officer of Eaton Corporation
		(March 2021 - present)
		Executive Vice President and Chief Financial Officer-Elect of Eaton Corporation
		(January 2021 - March 2021)
		Senior Vice President and Chief Financial Officer of W.W. Grainger, Inc.
		(April 2018 - December 2020)
		Executive Vice President and Chief Financial Officer of Advance Auto Parts, Inc.
		(October 2016 - April 2018)
		Vice President, Finance, Global Customer Fulfillment of Amazon.com, Inc.
		(July 2015 - September 2016)

Uday Yadav	58	President and Chief Operating Officer - Electrical Sector of Eaton Corporation
		(July 1, 2019 - present)
		Chief Operating Officer - Industrial Sector of Eaton Corporation
		(September 1, 2015 - June 30, 2019)

Heath B. Monesmith	51	President and Chief Operating Officer - Industrial Sector of Eaton Corporation
		(July 1, 2019 - present)
		Executive Vice President and General Counsel of Eaton Corporation
		(March 1, 2017 - January 6, 2020)
		Senior Vice President and Deputy General Counsel of Eaton Corporation
		(May 15, 2015 - March 1, 2017)

April Miller Boise	53	Executive Vice President, Chief Legal Officer and Secretary of Eaton Corporation
		(January 6, 2020 - present)
		Senior Vice President, Chief Legal Officer and Corporate Secretary of Meritor, Inc.
		(August 15, 2016 - December 13, 2019)
		Senior Vice President, General Counsel, Head of Global Mergers and Acquisitions,
		and Corporate Secretary of Avintiv, Inc. (March 23, 2015 - December 31, 2015)

Ernest W. Marshall, Jr.	53	Executive Vice President and Chief Human Resources Officer of Eaton Corporation
		(July 1, 2018 - present)
		Vice President - Human Resources, Aviation Division of General Electric
		(August 1, 2013 - June 30, 2018)

Daniel Hopgood	50	Senior Vice President and Controller of Eaton Corporation (April 1, 2021 - present)
		Senior Vice President Global Financial Services and Systems of Eaton Corporation
		(September 2017 - March 30, 2021)
		Senior Vice President, Finance and Planning, Industrial Sector of Eaton Corporation
		(September 2013 - September 2017)

Joao V. Faria	57	President - Vehicle Group of Eaton Corporation (May 1, 2017 - present)
		Vice President and General Manager, Latin America, Electrical Sector and
		President, Latin America (August 1, 2013 - April 30, 2017)

Nandakumar Cheruvatath	60	President - Aerospace Group of Eaton Corporation (September 1, 2015 - present)

Brian S. Brickhouse	58	President - Americas Region, Electrical Sector of Eaton Corporation
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

Part II

Item 5. Market for the Registrant's Ordinary Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company's ordinary shares are listed for trading on the New York Stock Exchange under the symbol ETN. At December 31, 2021, there were 10,447 holders of record of the Company's ordinary shares. Additionally, 14,835 current and former employees were shareholders through participation in the Eaton Savings Plan (ESP), the Eaton Personal Investment Plan (EPIP), and the Eaton Puerto Rico Retirement Savings Plan.
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

Item 6. [Reserved]

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

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures - Pursuant to SEC Rule 13a-15, an evaluation was performed under the supervision and with the participation of Eaton's management, including Craig Arnold - Principal Executive Officer; and Thomas B. Okray - Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, Eaton's management concluded that the Company's disclosure controls and procedures were effective as of December 31, 2021.
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
“Report of Independent Registered Public Accounting Firm” relating to internal control over financial reporting as of December 31, 2021 is included in Item 15 of this Form 10-K.
During the fourth quarter of 2021, there was no change in Eaton's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting. Management is currently evaluating the impact of the businesses acquired in 2021 on Eaton's internal control over financial reporting.

Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.
Information required with respect to the directors of the Company is set forth under the caption “Election of Directors” in the Company's definitive Proxy Statement to be filed on or about March 18, 2022, and is incorporated by reference.
The Company has adopted a Code of Ethics, which applies to the directors, officers and employees worldwide. This document is available on the Company's website at http://www.eaton.com.
There were no changes during the fourth quarter 2021 to the procedures by which security holders may recommend nominees to the Company's Board of Directors.
Information related to the Audit Committee, and members of the Committee who are financial experts, is set forth under the caption “Board Committees - Audit Committee” in the definitive Proxy Statement to be filed on or about March 18, 2022, and is incorporated by reference.
Information required with respect to delinquent Section 16(a) reports is set forth under the caption “Delinquent Section 16(a) Reports” in the Company’s definitive Proxy Statement to be filed on or about March 18, 2022 and is incorporated by reference.

Item 11. Executive Compensation.
Information required with respect to executive compensation is set forth under the caption “Compensation Discussion and Analysis” in the Company's definitive Proxy Statement to be filed on or about March 18, 2022, and is incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required with respect to securities authorized for issuance under equity-based compensation plans is set forth under the caption “Equity Compensation Plans” in the Company's definitive Proxy Statement to be filed on or about March 18, 2022, and is incorporated by reference.
Information required with respect to security ownership of certain beneficial owners, is set forth under the caption “Share Ownership Tables” in the Company's definitive Proxy Statement to be filed on or about March 18, 2022, and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required with respect to certain relationships and related transactions, as well as director independence, is set forth under the caption “Director Independence” in the Company's definitive Proxy Statement to be filed on or about March 18, 2022, and is incorporated by reference.

Item 14. Principal Accounting Fees and Services.
Information required with respect to principal accountant fees and services is set forth under the caption “Audit Committee Report” in the Company's definitive Proxy Statement to be filed on or about March 18, 2022, and is incorporated by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules.
(a)    (1) The reports of the independent registered public accounting firm, consolidated financial statements and notes to consolidated financial statements are included in Item 8 above:
Reports of Ernst & Young LLP Independent Registered Public Accounting Firm (PCAOB ID: 42)
Consolidated Statements of Income - Years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Comprehensive Income - Years ended December 31, 2021, 2020 and 2019
Consolidated Balance Sheets - December 31, 2021 and 2020
Consolidated Statements of Cash Flows - Years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Shareholders' Equity - Years ended December 31, 2021, 2020 and 2019
Notes to Consolidated Financial Statements
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

(oo)	Eaton Savings Plan 2016 Restatement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2015

(pp)	First Amendment to Eaton Savings Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

(qq)	Second Amendment to Eaton Savings Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

(rr)	Seventh Amendment to Eaton Savings Plan 2016 Restatement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2020

(ss)	Eaton Personal Investment Plan 2015 Restatement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2015

(tt)	First Amendment to Eaton Personal Investment Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

(uu)	Second Amendment to Eaton Personal Investment Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

(vv)	Performance Share Award Agreement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2015

(ww)	Form of Indemnification Agreement entered into with officers of Eaton Corporation - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2015

(xx)	Amendment to Limited Eaton Service Supplemental Retirement Income Plan I- Incorporated by reference to the Form 10-K Report for the year ended December 31, 2015

(yy)	Amendment to Eaton Corporation Excess Benefits Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

(zz)	Amendment to Eaton Corporation Supplemental Benefits Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

(aaa)	Second Amendment to Eaton Corporation Excess Benefits Plan II - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

(bbb)	Second Amendment to Limited Eaton Service Supplemental Retirement Income Plan II - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

(ccc)	Second Amendment to Eaton Corporation Supplemental Benefits Plan II - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

(ddd)	2016 RSU Grant Agreement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

(eee)	2016 Performance Share Grant Agreement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

(fff)	Special 2016 Performance Share Grant Agreement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

(ggg)	Stock and Asset Purchase Agreement, dated January 21, 2020 - Incorporated by reference to the Form 8-K filed on January 27, 2020

(hhh)	2020 Stock Plan - Incorporated by reference to the Form S-8 filed on November 3, 2020

(iii)
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

(jjj)
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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019 (iii) Consolidated Balance Sheets at December 31, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019, (v) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2021, 2020 and 2019 and (vi) Notes to Consolidated Financial Statements for the year ended December 31, 2021.
Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON CORPORATION plc
Registrant

Date:	February 23, 2022	By:	/s/ Thomas B. Okray
Thomas B. Okray
(On behalf of the registrant and as Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
Date: February 23, 2022

Signature	Title

/s/ Craig Arnold		/s/ Thomas B. Okray
Craig Arnold	Chairman, Principal Executive Officer; Director	Thomas B. Okray	Principal Financial Officer

/s/ Daniel Hopgood		*
Daniel Hopgood	Principal Accounting Officer	Christopher M. Connor	Director

*		*
Olivier Leonetti	Director	Deborah L. McCoy	Director

*		*
Silvio Napoli	Director	Gregory R. Page	Director

*		*
Sandra Pianalto	Director	Robert V. Pragada	Director

*		*
Lori J. Ryerkerk	Director	Gerald B. Smith	Director

*		*
Dorothy C. Thompson	Director	Darryl L. Wilson	Director

*By	/s/ Thomas B. Okray
Thomas B. Okray, Attorney-in-Fact for the officers and directors signing in the capacities indicated

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Eaton Corporation plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eaton Corporation plc (“the Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2022 expressed an unqualified opinion thereon.
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

Unrecognized Income Tax Benefits
Description of the Matter

As discussed in Note 11 to the consolidated financial statements, the Company had gross unrecognized income tax benefits of $1,120 million related to its uncertain tax positions at December 31, 2021. Unrecognized income tax benefits are recorded under the two-step recognition and measurement principles when a tax position does not meet the more likely than not standard, or if a tax position meets the more likely than not standard, but the financial statement tax benefit is reduced as part of the measurement step.

The balance of unrecognized income tax benefits is comprised of uncertain tax positions which meet the more likely than not standard, but the financial statement tax benefit has been reduced as part of measuring the tax position.

Auditing management’s analysis of its uncertain tax positions and resulting unrecognized income tax benefits is complex as each tax position carries unique facts and circumstances that must be evaluated and ultimate resolution is dependent on uncontrollable factors such as the timing of finalizing resolutions of audit disputes through reaching settlement agreements or concluding litigation, or changes in law, and other factors.

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

Valuation of Customer Relationships Intangible Asset in the Acquisition of Tripp Lite
Description of the Matter

As discussed in Note 2 to the consolidated financial statements, during March 2021, the Company completed the acquisition of Tripp Lite for a total purchase price of approximately $1.65 billion, net of cash received. The acquisition was accounted for using the acquisition method of accounting. The consideration paid in the acquisition must be allocated to the acquired assets and liabilities assumed generally based on their fair value with the excess of the purchase price over those fair values allocated to goodwill. The estimates of the fair value of intangible assets were recorded in 2021 based upon third-party valuations, which resulted in the recognition of intangible assets totaling approximately $604 million, of which approximately $539 million related to customer relationships.

Auditing the Company’s accounting for its acquisition of Tripp Lite was complex because the customer relationships intangible asset recognized was material to the consolidated financial statements and the estimate of fair value involved subjectivity. The subjectivity was primarily due to the sensitivity of the fair value to underlying assumptions about the future performance of the acquired business. The Company used a discounted cash flow model to measure the customer relationships intangible asset. The significant assumptions used to estimate the fair value of the customer relationships intangible asset included the discount rate and certain assumptions that form the basis of the forecasted results (e.g., revenue growth rates and future EBITDA margins). These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over its accounting for the acquisition of Tripp Lite, including recognition and measurement of the intangible assets acquired. For example, we tested controls over the recognition and measurement of the customer relationships intangible asset, including management’s review of the methods and significant assumptions used to develop the fair value estimate.

To test the estimated fair value of the customer relationships intangible asset, we performed audit procedures that included, among others, evaluating the Company's selection of the valuation methodology, evaluating the methods and significant assumptions used by the Company's valuation specialist, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. For example, when evaluating the assumptions related to the revenue growth rates and future EBITDA margins, we compared the assumptions to the past performance of Tripp Lite and expected industry trends and considered whether they were consistent with evidence obtained in other areas of the audit. We also performed sensitivity analyses to evaluate the changes in the fair value of the customer relationships intangible asset that would result from changes in the significant assumptions. We involved our EY valuation specialists to assist with our evaluation of the methodology used by the Company and certain significant assumptions included in the fair value estimate.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1923.

Cleveland, Ohio
February 23, 2022

MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

We have prepared the accompanying consolidated financial statements and related information of Eaton Corporation plc ("Eaton") included herein for the three years ended December 31, 2021. The primary responsibility for the integrity of the financial information included in this annual report rests with management. The financial information included in this annual report has been prepared in accordance with accounting principles generally accepted in the United States based on our best estimates and judgments and giving due consideration to materiality. The opinion of Ernst & Young LLP, Eaton's independent registered public accounting firm, on those consolidated financial statements is included herein.
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

/s/ Craig Arnold	/s/ Thomas B. Okray	/s/ Daniel Hopgood
Principal Executive Officer	Principal Financial Officer	Principal Accounting Officer

February 23, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Eaton Corporation plc
Opinion on Internal Control Over Financial Reporting
We have audited Eaton Corporation plc’s (“the Company”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the entities that were acquired during 2021 (as described in Note 2), which are included in the 2021 consolidated financial statements of the Company and constituted approximately 12% of total assets (inclusive of acquired intangible assets) as of December 31, 2021 and approximately 5% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the entities that were acquired during 2021.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 23, 2022 expressed an unqualified opinion thereon.
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
February 23, 2022

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Eaton Corporation plc ("Eaton") is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act rules 13a-15(f)).
Under the supervision and with the participation of Eaton's management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2021. Our evaluation of internal control over financial reporting did not include the internal controls of the entities that were acquired during 2021 (as described in Note 2), which are included in the 2021 consolidated financial statements and constituted approximately 12% of total assets (inclusive of acquired intangible assets) as of December 31, 2021 and approximately 5% of net sales for the year then ended. In conducting this evaluation, we used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework). Based on this evaluation under the framework referred to above, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2021.
The independent registered public accounting firm Ernst & Young LLP has issued an audit report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2021. This report is included herein.

/s/ Craig Arnold	/s/ Thomas B. Okray	/s/ Daniel Hopgood
Principal Executive Officer	Principal Financial Officer	Principal Accounting Officer

February 23, 2022

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31
(In millions except for per share data)	2021	2020	2019
Net sales	$19,628	$17,858	$21,390

Cost of products sold	13,293	12,408	14,338
Selling and administrative expense	3,256	3,075	3,583
Research and development expense	616	551	606
Interest expense - net	144	149	199
Gain on sale of businesses	617	221	—
Other expense - net	40	150	73
Income before income taxes	2,896	1,746	2,591
Income tax expense	750	331	378
Net income	2,146	1,415	2,213
Less net income for noncontrolling interests	(2)	(5)	(2)
Net income attributable to Eaton ordinary shareholders	$2,144	$1,410	$2,211

Net income per share attributable to Eaton ordinary shareholders
Diluted	$5.34	$3.49	$5.25
Basic	5.38	3.51	5.28

Weighted-average number of ordinary shares outstanding
Diluted	401.6	404.0	420.8
Basic	398.7	402.2	419.0

Cash dividends declared per ordinary share	$3.04	$2.92	$2.84
The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31
(In millions)	2021	2020	2019
Net income	$2,146	$1,415	$2,213
Less net income for noncontrolling interests	(2)	(5)	(2)
Net income attributable to Eaton ordinary shareholders	2,144	1,410	2,211

Other comprehensive income (loss), net of tax
Currency translation and related hedging instruments	30	201	16
Pensions and other postretirement benefits	495	(73)	(130)
Cash flow hedges	37	(33)	(31)
Other comprehensive income (loss) attributable to Eaton ordinary shareholders	562	95	(145)

Total comprehensive income attributable to Eaton ordinary shareholders	$2,706	$1,505	$2,066
The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED BALANCE SHEETS

	December 31
(In millions)	2021	2020
Assets
Current assets
Cash	$297	$438
Short-term investments	271	664
Accounts receivable - net	3,297	2,904
Inventory	2,969	2,109
Assets held for sale	—	2,487
Prepaid expenses and other current assets	677	576
Total current assets	7,511	9,178

Property, plant and equipment
Land and buildings	2,227	2,184
Machinery and equipment	5,591	5,404
Gross property, plant and equipment	7,818	7,588
Accumulated depreciation	(4,754)	(4,624)
Net property, plant and equipment	3,064	2,964

Other noncurrent assets
Goodwill	14,751	12,903
Other intangible assets	5,855	4,175
Operating lease assets	442	428
Deferred income taxes	392	426
Other assets	2,012	1,750
Total assets	$34,027	$31,824

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$13	$1
Current portion of long-term debt	1,735	1,047
Accounts payable	2,797	1,987
Accrued compensation	501	351
Liabilities held for sale	—	468
Other current liabilities	2,166	2,027
Total current liabilities	7,212	5,881

Noncurrent liabilities
Long-term debt	6,831	7,010
Pension liabilities	872	1,588
Other postretirement benefits liabilities	263	330
Operating lease liabilities	337	326
Deferred income taxes	559	277
Other noncurrent liabilities	1,502	1,439
Total noncurrent liabilities	10,364	10,970

Shareholders’ equity
Ordinary shares (398.8 million outstanding in 2021 and 398.1 million in 2020)	4	4
Capital in excess of par value	12,449	12,329
Retained earnings	7,594	6,794
Accumulated other comprehensive loss	(3,633)	(4,195)
Shares held in trust	(1)	(2)
Total Eaton shareholders’ equity	16,413	14,930
Noncontrolling interests	38	43
Total equity	16,451	14,973
Total liabilities and equity	$34,027	$31,824
The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31
(In millions)	2021	2020	2019
Operating activities
Net income	$2,146	$1,415	$2,213
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	922	811	884
Deferred income taxes	(111)	(86)	(71)
Pension and other postretirement benefits expense	53	210	157
Contributions to pension plans	(343)	(122)	(119)
Contributions to other postretirement benefits plans	(20)	(23)	(15)
Loss (gain) on sale of businesses	(197)	(91)	66
Changes in working capital
Accounts receivable - net	(271)	219	172
Inventory	(629)	371	(60)
Accounts payable	832	76	147
Accrued compensation	154	(65)	(23)
Accrued income and other taxes	(317)	(95)	16
Other current assets	(116)	(67)	12
Other current liabilities	38	196	(21)
Other - net	22	195	93
Net cash provided by operating activities	2,163	2,944	3,451

Investing activities
Capital expenditures for property, plant and equipment	(575)	(389)	(587)
Cash paid for acquisitions of businesses, net of cash acquired	(4,500)	(200)	(1,180)
Proceeds from (payments for) sales of businesses, net of cash sold	3,129	1,408	(36)
Investments in associate companies	(124)	(19)	(11)
Sales (purchases) of short-term investments - net	379	(441)	(70)
Proceeds from (payments for) settlement of currency exchange contracts not designated as hedges - net	(27)	94	54
Other - net	(46)	(56)	(36)
Net cash provided by (used in) investing activities	(1,764)	397	(1,866)

Financing activities
Proceeds from borrowings	1,798	—	1,232
Payments on borrowings	(1,013)	(249)	(348)
Short-term debt, net	20	(254)	(159)
Cash dividends paid	(1,219)	(1,175)	(1,201)
Exercise of employee stock options	63	71	66
Repurchase of shares	(122)	(1,608)	(1,029)
Employee taxes paid from shares withheld	(47)	(37)	(46)
Other - net	(15)	(6)	(9)
Net cash used in financing activities	(535)	(3,258)	(1,494)

Effect of currency on cash	(5)	(15)	(4)
Total increase (decrease) in cash	(141)	68	87
Cash at the beginning of the period	438	370	283
Cash at the end of the period	$297	$438	$370

The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at January 1, 2019	423.6	$4	$12,090	$8,161	$(4,145)	$(3)	$16,107	$35	$16,142
Net income	—	—	—	2,211	—	—	2,211	2	2,213
Other comprehensive loss, net of tax					(145)		(145)		(145)
Cash dividends paid	—	—	—	(1,201)	—	—	(1,201)	(3)	(1,204)
Issuance of shares under equity-based compensation plans	2.2	—	110	(1)	—	1	110	—	110
Acquisitions of businesses	—	—	—	—	—	—	—	55	55
Acquisition of noncontrolling interest obtained through tender offer	—	—	—	—	—	—	—	(33)	(33)
Business divestiture	—	—	—	—	—	—	—	(4)	(4)
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(1)	(1)
Repurchase of shares	(12.5)	—	—	(1,000)	—	—	(1,000)	—	(1,000)
Balance at December 31, 2019	413.3	4	12,200	8,170	(4,290)	(2)	16,082	51	16,133
Net income	—	—	—	1,410	—	—	1,410	5	1,415
Other comprehensive income, net of tax					95		95		95
Cash dividends paid	—	—	—	(1,175)	—	—	(1,175)	(9)	(1,184)
Issuance of shares under equity-based compensation plans	1.9	—	129	(3)	—	—	126	—	126
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(4)	(4)
Repurchase of shares	(17.1)	—	—	(1,608)	—	—	(1,608)	—	(1,608)
Balance at December 31, 2020	398.1	4	12,329	6,794	(4,195)	(2)	14,930	43	14,973
Net income	—	—	—	2,144	—	—	2,144	2	2,146
Other comprehensive income, net of tax					562		562		562
Cash dividends paid	—	—	—	(1,219)	—	—	(1,219)	(1)	(1,220)
Issuance of shares under equity-based compensation plans	1.6	—	120	(3)	—	1	118	—	118
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(6)	(6)
Repurchase of shares	(0.9)	—	—	(122)	—	—	(122)	—	(122)
Balance at December 31, 2021	398.8	$4	$12,449	$7,594	$(3,633)	$(1)	$16,413	$38	$16,451
The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts are in millions unless indicated otherwise (per share data assume dilution).

Note 1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General Information and Basis of Presentation
Eaton Corporation plc (Eaton or the Company) is an intelligent power management company dedicated to improving the quality of life and protecting the environment for people everywhere. We are guided by our commitment to do business right, to operate sustainably and to help our customers manage power – today and well into the future. By capitalizing on the global growth trends of electrification and digitalization, we're accelerating the planet's transition to renewable energy, helping to solve the world's most urgent power management challenges, and doing what's best for our stakeholders and all of society.
Founded in 1911, Eaton has been listed on the New York Stock Exchange for nearly a century. We reported revenues of $19.6 billion in 2021 and serve customers in more than 170 countries.
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
The consolidated financial statements include the accounts of Eaton and all subsidiaries and other entities it controls. Intercompany transactions and balances have been eliminated. The equity method of accounting is used for investments in associate companies where the Company has significant influence and generally a 20% to 50% ownership interest. Equity investments are evaluated for impairment whenever events or circumstances indicate the book value of the investment exceeds fair value. An impairment would exist if there is an other-than-temporary decline in value. Investments in associate companies included in Other assets were $777 million and $680 million as of December 31, 2021 and December 31, 2020, respectively, and income from these investments is reported in Other expense - net. Eaton does not have off-balance sheet arrangements with unconsolidated entities.
Eaton's reporting currency is United States Dollars (USD). The functional currency for most subsidiaries is their local currency. Financial statements for these subsidiaries are translated at year-end exchange rates as to assets and liabilities and weighted-average exchange rates as to revenues and expenses. The resulting translation adjustments are recognized in Accumulated other comprehensive loss.
Certain prior year amounts have been reclassified to conform to the current year presentation.
Adoption of New Accounting Standard
Eaton adopted Accounting Standards Update 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, in the fourth quarter of 2021. This standard requires unbilled receivables (revenue recognized exceeds amount billed to customer) and deferred revenue liabilities (advanced payments and billings in excess of revenue recognized) from contracts with customers acquired as part of an acquisition of a business to be recognized and measured using revenue recognition accounting guidance, rather than at fair value. The adoption of the standard was applied to businesses acquired during 2021 and did not have a material impact on the consolidated financial statements.
LIBOR Transition
In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offered Rate (LIBOR), announced it intends to phase out LIBOR. The final publication of rates for certain USD LIBOR tenors is expected to be on June 30, 2023. Various parties, including government agencies, are seeking to identify alternative rates to replace LIBOR. The Company has established a cross-functional project team to evaluate the potential impacts of alternative rates as replacements to LIBOR in the Company’s contracts, which primarily include revolving credit facilities, fixed-to-floating interest rate swaps, and forward starting floating-to-fixed interest rate swaps. As of December 31, 2021, the Company’s $500 million 364-day revolving credit facility that will expire on October 3, 2022 and $2,000 million five-year revolving credit facility that will expire on October 4, 2026 both include a transition process from LIBOR to an alternative rate. The Company’s interest rate swaps are expected to settle prior to June 30, 2023. The Company continues to evaluate the potential impacts of the transition from LIBOR to alternative rates in its contracts and the transition is not expected to have a material impact on the consolidated financial statements.

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
The annual goodwill impairment test was performed using a qualitative analysis in 2021 and 2020, except for the eMobility reporting unit which used a quantitative analysis. A qualitative analysis is performed by assessing certain trends and factors, including projected market outlook and growth rates, forecasted and actual sales and operating profit margins, discount rates, industry data, and other relevant qualitative factors. These trends and factors are compared to, and based on, the assumptions used in the most recent quantitative analysis performed for each reporting unit. The results of the qualitative analyses did not indicate a need to perform quantitative analysis.
Goodwill impairment testing was also performed using quantitative analyses in 2020 for the Electrical Americas, Electrical Global, Hydraulics and Aerospace reporting units due to a reorganization of the Company’s businesses and in 2020 as a result of the Hydraulics business being classified as held for sale as discussed in Note 2. The Company used the relative fair value method to reallocate goodwill.
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
Based on these analyses performed in 2021 and 2020, the fair value of Eaton's reporting units continue to substantially exceed their respective carrying amounts and thus, no impairment exists.
Indefinite life intangible assets consist of certain trademarks. They are evaluated annually for impairment as of July 1 using either a quantitative or qualitative analysis to determine whether their fair values exceed their respective carrying amounts. Indefinite life intangible asset impairment testing for 2021 and 2020 was performed using a quantitative analysis. The Company determines the fair value of these assets using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows, and profitability. Additionally, indefinite life intangible assets are evaluated for impairment whenever an event occurs or circumstances change that would indicate that it is more likely than not that the asset is impaired. For 2021 and 2020, the fair value of indefinite lived intangible assets exceeded the respective carrying value.
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

Other Long-Lived Assets
Depreciation and amortization for property, plant and equipment, and intangible assets subject to amortization, are generally computed by the straight-line method and included in Cost of products sold, Selling and administrative expense, and Research and development expense, as appropriate. The Company uses the following depreciation and amortization periods:

Category	Estimated useful life or amortization period
Buildings	Generally 40 years
Machinery and equipment	3 - 10 years
Software	5 - 15 years
Customer relationships, certain trademarks, and patents and technology	Weighted-average of 18 years
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

Note 2.ACQUISITIONS AND DIVESTITURES OF BUSINESSES
Acquisition of controlling interest of Ulusoy Elektrik Imalat Taahhut ve Ticaret A.S.
On April 15, 2019, Eaton completed the acquisition of an 82.275% controlling interest in Ulusoy Elektrik Imalat Taahhut ve Ticaret A.S. (Ulusoy Elektrik), a leading manufacturer of electrical switchgear based in Ankara, Turkey, with a primary focus on medium voltage solutions for industrial and utility customers. The purchase price for the shares was $214 million on a cash and debt free basis. As required by the Turkish capital markets legislation, Eaton filed an application to execute a mandatory tender offer for the remaining shares shortly after the transaction closed. During the tender offer, Eaton purchased additional shares for $33 million to increase its ownership interest to 93.7%. Ulusoy Elektrik is reported within the Electrical Global business segment.
Acquisition of Innovative Switchgear Solutions, Inc.
On July 19, 2019, Eaton acquired Innovative Switchgear Solutions, Inc. (ISG), a specialty manufacturer of medium-voltage electrical equipment serving the North American utility, commercial and industrial markets. ISG is reported within the Electrical Americas business segments.
Acquisition of Souriau-Sunbank Connection Technologies
On December 20, 2019, Eaton acquired the Souriau-Sunbank Connection Technologies (Souriau-Sunbank) business of TransDigm Group Inc. for a cash purchase price of $907 million, net of cash received. Headquartered in Versailles, France, Souriau-Sunbank is a global leader in highly engineered electrical interconnect solutions for harsh environments in the aerospace, defense, industrial, energy, and transport markets. Souriau-Sunbank is reported within the Aerospace business segment.
The acquisition of Souriau-Sunbank has been accounted for using the acquisition method of accounting which requires the assets acquired and liabilities assumed be recognized at their respective fair values on the acquisition date. The final allocation as of the date of acquisition follows:

(In millions)	Final Allocation
Accounts receivable - net	$60
Inventory	125
Prepaid expenses and other current assets	4
Property, plant and equipment	103
Other intangible assets	370
Other assets	8
Accounts payable	(33)
Other current liabilities	(58)
Other noncurrent liabilities	(126)
Total identifiable net assets	453
Noncontrolling interests	(3)
Goodwill	457
Total consideration, net of cash received	$907

Goodwill is calculated as the excess of the consideration transferred over the fair value of net assets recognized and represents the anticipated synergies of acquiring Souriau-Sunbank. Goodwill recognized as a result of the acquisition is not deductible for tax purposes. The estimated fair values of the customer relationships and technology intangible assets were $250 million and $95 million, respectively. The Company generally determines the fair value of intangible assets acquired using third-party valuations that are prepared using discounted cash flow models that rely on the Company's estimates. These estimates require judgment of future revenue growth rates, future margins, and the applicable weighted-average cost of capital used to discount those estimated cash flows. The estimated weighted-average useful lives was 20 years for customer relationships and 15 years for technology intangible assets. See Note 6 for additional information about goodwill and other intangible assets.
Eaton’s Consolidated Financial Statements include Souriau-Sunbank’s results of operations. Souriau-Sunbank's sales for the years ended December 31, 2020 and 2019 were $287 million and $3 million, respectively.
Sale of Automotive Fluid Conveyance business
On December 31, 2019, Eaton sold its Automotive Fluid Conveyance Business. The transaction resulted in a pre-tax loss of $66 million which was recorded in Other expense - net. This business was reported within the Vehicle business segment.
Acquisition of Power Distribution, Inc.
On February 25, 2020, Eaton acquired Power Distribution, Inc. a leading supplier of mission critical power distribution, static switching, and power monitoring equipment and services for data centers and industrial and commercial customers. The company is headquartered in Richmond, Virginia and is reported within the Electrical Americas business segment.
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
The acquisition of Tripp Lite has been accounted for using the acquisition method of accounting which requires the assets acquired and liabilities assumed be recognized at their respective fair values on the acquisition date. The table below summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed on the acquisition date, as well as measurement period adjustments recorded as of December 31, 2021. These preliminary estimates will continue to be revised during the measurement period as further information becomes available and additional analyses are performed. The third-party valuations for Other intangible assets and Property, plant and equipment have been received. The current measurement period adjustments did not have a material impact to the Consolidated Statements of Income.

(In millions)	Preliminary Allocation	Measurement Period Adjustments	Adjusted Preliminary Allocation
Short-term investments	$5	$—	$5
Accounts receivable	94	—	94
Inventory	184	(7)	177
Prepaid expenses and other current assets	6	(1)	5
Property, plant and equipment	6	(5)	1
Other intangible assets	630	(26)	604
Other assets	—	2	2
Accounts payable	(13)	—	(13)
Other current liabilities	(32)	(3)	(35)
Other noncurrent liabilities	(157)	(3)	(160)
Total identifiable net assets	723	(43)	680
Goodwill	928	43	971
Total consideration, net of cash received	$1,651	$—	$1,651

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the anticipated synergies of acquiring Tripp Lite. Goodwill recognized as a result of the acquisition is not deductible for tax purposes. The adjusted preliminary estimated fair values of the customer relationships, trademarks and technology intangible assets of $539 million, $33 million and $32 million, respectively, were determined using either the relief-from-royalty model or the multi-period excess earnings model, which are discounted cash flow models that rely on the Company's estimates. These estimates require judgment of future revenue growth rates, future margins, and the applicable weighted-average cost of capital used to discount those estimated cash flows. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market holders of a business enterprise. The estimated useful lives for customer relationships, trademarks and technology intangible assets were 20 years, 15 years, and 5 years, respectively. See Note 6 for additional information about goodwill and other intangible assets.
Eaton's 2021 Consolidated Financial Statements include Tripp Lite’s results of operations, including segment operating profit of $139 million on sales of $419 million, from the date of acquisition through December 31, 2021.
Acquisition of Green Motion SA
On March 22, 2021, Eaton acquired Green Motion SA, a leading designer and manufacturer of electric vehicle charging hardware and related software based in Switzerland. Green Motion SA was acquired for $106 million, including $49 million of cash paid at closing and $57 million of estimated fair value of contingent future consideration based on 2023 and 2024 revenue performance. The fair value of contingent consideration liabilities is estimated by discounting contingent payments expected to be made, and may increase or decrease based on changes in revenue estimates and discount rates, with a maximum possible undiscounted value of $109 million. Green Motion SA is reported within the Electrical Global business segment.
Acquisition of a 50% stake in HuanYu High Tech
On March 29, 2021, Eaton acquired a 50 percent stake in HuanYu High Tech, a subsidiary of HuanYu Group that manufactures and markets low-voltage circuit breakers and contactors in China, and throughout the Asia-Pacific region. HuanYu High Tech has production operations in Wenzhou, China. Eaton accounts for this investment on the equity method of accounting and is reported within the Electrical Global business segment.

Acquisition of Cobham Mission Systems
On June 1, 2021, Eaton acquired Cobham Mission Systems (CMS) for $2.80 billion, net of cash received. CMS is a leading manufacturer of air-to-air refueling systems, environmental systems, and actuation primarily for defense markets. CMS is reported within the Aerospace business segment.
The acquisition of CMS has been accounted for using the acquisition method of accounting which requires the assets acquired and liabilities assumed be recognized at their respective fair values on the acquisition date. The table below summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed on the acquisition date, as well as measurement period adjustments recorded as of December 31, 2021. These preliminary estimates will continue to be revised during the measurement period as third-party valuations are received and finalized, further information becomes available and additional analyses are performed, and these differences could have a material impact on Eaton's preliminary purchase price allocation. The current measurement period adjustments did not have a material impact to the Consolidated Statements of Income.

(In millions)	Preliminary Allocation	Measurement Period Adjustments	Adjusted Preliminary Allocation
Accounts receivable	$84	$—	$84
Inventory	179	(1)	178
Prepaid expenses and other current assets	45	7	52
Property, plant and equipment	86	—	86
Other intangible assets	1,575	—	1,575
Other assets	19	(9)	10
Accounts payable	(40)	—	(40)
Other current liabilities	(159)	3	(156)
Other noncurrent liabilities	(77)	(3)	(80)
Total identifiable net assets	1,712	(3)	1,709
Goodwill	1,088	3	1,091
Total consideration, net of cash received	$2,800	$—	$2,800
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the anticipated synergies of acquiring CMS. As a result of the acquisition, goodwill of $295 million recognized in the United States is expected to be deductible for tax purposes. Other intangible assets of $1,575 million include customer relationships, technology and backlog. Given the timing of the acquisition, Eaton utilized a benchmarking approach based on similar acquisitions to determine the preliminary fair values for intangible assets. See Note 6 for additional information about goodwill and other intangible assets.
Eaton's 2021 Consolidated Financial Statements include CMS’s results of operations, including segment operating profit of $128 million on sales of $450 million, from the date of acquisition through December 31, 2021.
Acquisition of a 50% stake in Jiangsu YiNeng Electric's busway business
On June 25, 2021, Eaton acquired a 50 percent stake in Jiangsu YiNeng Electric's busway business, which manufactures and markets busway products in China. Eaton accounts for this investment on the equity method of accounting and is reported within the Electrical Global business segment.
Sale of Hydraulics business
On January 21, 2020, Eaton entered into an agreement to sell its Hydraulics business to Danfoss A/S, a Danish industrial company. The Hydraulics business sold hydraulics components, systems, and services for industrial and mobile equipment. The business had sales of $1.8 billion in 2020 and $1.3 billion in 2021 through the date of the sale.
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
No write-down was required as fair value of the Hydraulics business assets less the costs to sell exceed their respective carrying value. Depreciation and amortization expense was not recorded for the period in which Other long-lived assets were classified as held for sale.

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
Acquisition of Royal Power Solutions
On January 5, 2022, Eaton acquired Royal Power Solutions for $600 million. Royal Power Solutions is a U.S. based manufacturer of high-precision electrical connectivity components used in electric vehicle, energy management, industrial and mobility markets. Royal Power Solutions will be reported within the eMobility business segment.

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
In the Electrical Americas segment, sales contracts are primarily for electrical components, industrial components, power distribution and assemblies, residential products, single phase power quality and connectivity, three phase power quality, wiring devices, circuit protection, utility power distribution, power reliability equipment, and services that are primarily produced and sold in North and South America. The majority of the sales in this segment contain performance obligations satisfied at a point in time either when we ship the product from our facility, or when it arrives at the customer’s facility. However, certain power distribution and power quality services are recognized over time.
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

Many of the products and services in power distribution and power quality services in the Electrical Americas and Electrical Global business segments and contracts to develop new products that are fully funded by customers in the Aerospace business segment meet the definition of continuous transfer of control to customers and are recognized over time. These products are engineered to a customer’s design specifications, have no alternative use to Eaton, and are controlled by the customer as evidenced by the customer’s contractual ownership of the work in process or our right to payment for work performed to date plus a reasonable margin. As control is transferring over time, sales are recognized based on the extent of progress towards completion of the obligation. Eaton generally uses an input method to determine the progress completed and sales are recorded proportionally as costs are incurred. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer.
In the Hydraulics segment, sales contracts were primarily for hydraulic components and systems for industrial and mobile equipment. These sales contracts were primarily based on a customer’s purchase order. In this segment, performance obligations were generally satisfied at a point in time when we ship the product from our facility.
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
In the eMobility segment, sales contracts are primarily for mechanical, electrical, and electronic components and systems that improve the power management and performance of both on-road and off-road vehicles. These sales contracts are primarily based on a customer’s purchase order. In this segment, performance obligations are generally satisfied at a point in time either when we ship the product from our facility, or when it arrives at the customer’s facility.
In limited circumstances, primarily in the Electrical and Vehicle segments, Eaton sells separately-priced warranties that extend the warranty coverage beyond the standard coverage offered on specific products. Sales for these separately-priced warranties are recorded based on their stand-alone selling price and are recognized as revenue over the length of the warranty period.

The following table provides disaggregated sales by lines of businesses, geographic destination, market channel or end market, as applicable, for the Company's operating segments:

(In millions)	2021	2020	2019
Electrical Americas
Products	$2,255	$2,255	$3,675
Systems	4,987	4,425	4,500
Total	$7,242	$6,680	$8,175

Electrical Global
Products	$3,283	$2,608	$2,782
Systems	2,233	2,095	2,390
Total	$5,516	$4,703	$5,172

Hydraulics
United States	$534	$796	$1,000
Rest of World	766	1,046	1,204
Total	$1,300	$1,842	$2,204

Aerospace
Original Equipment Manufacturers	$1,018	$986	$1,178
Aftermarket	823	685	859
Industrial and Other	807	552	443
Total	$2,648	$2,223	$2,480

Vehicle
Commercial	$1,438	$1,060	$1,538
Passenger and Light Duty	1,141	1,058	1,500
Total	$2,579	$2,118	$3,038

eMobility	$343	$292	$321

Total net sales	$19,628	$17,858	$21,390
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (revenue recognized exceeds amount billed to the customer), and deferred revenue (advance payments and billings in excess of revenue recognized). Accounts receivables from customers were $2,896 million and $2,539 million at December 31, 2021 and December 31, 2020, respectively. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. These assets and liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Unbilled receivables were $187 million and $90 million at December 31, 2021 and December 31, 2020, respectively, and are recorded in Prepaid expenses and other current assets. The increase in unbilled receivables reflects higher revenue recognized from increased business activity in 2021 and the addition of unbilled receivables from acquisitions.

Changes in the deferred revenue liabilities are as follows:

(In millions)	Deferred revenue
Balance at January 1, 2020	$234
Customer deposits and billings	1,041
Revenue recognized in the period	(1,014)
Translation	7
Deferred revenue reclassified to held for sale	(11)
Balance at December 31, 2020	$257
Customer deposits and billings	1,267
Revenue recognized in the period	(1,192)
Deferred revenue from business acquisitions	99
Translation and other	(9)
Balance at December 31, 2021	$422
Deferred revenue liabilities of $395 million and $230 million as of December 31, 2021 and 2020, respectively, were included in Other current liabilities with the remaining balance presented in Other noncurrent liabilities.
A significant portion of open orders placed with Eaton are by original equipment manufacturers or distributors. These open orders are not considered firm as they have been historically subject to releases by customers. In measuring backlog of unsatisfied or partially satisfied obligations, only the amount of orders to which customers are firmly committed are included. Using this criterion, total backlog at December 31, 2021 was approximately $7.7 billion. At December 31, 2021, approximately 87% of this backlog is targeted for delivery to customers in the next twelve months and the rest thereafter.

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
Accounts receivable are net of an allowance for credit losses of $42 million and $48 million at December 31, 2021 and 2020. The change in the allowance for credit losses includes expense and net write-offs, none of which are significant.
Note 5. INVENTORY
Inventory is carried at lower of cost or net realizable value using the first-in, first-out (FIFO) method. Cost components include raw materials, purchased components, direct labor, indirect labor, utilities, depreciation, inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, and costs of the distribution network.
The components of inventory are as follows:

	December 31
(In millions)	2021	2020
Raw materials	$1,096	$803
Work-in-process	620	498
Finished goods	1,253	808
Total inventory	$2,969	$2,109

Note 6. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill by segment are as follows:

(In millions)	January 1, 2020	Additions	Goodwill reclassified to held for sale	Translation	December 31, 2020	Additions	Translation	December 31, 2021
Electrical Americas	$6,352	$97	$—	$7	$6,456	$971	$(10)	$7,417
Electrical Global	4,106	7	—	182	4,295	85	(197)	4,183
Hydraulics	921	—	(907)	(14)	—	—	—	—
Aerospace	1,706	15	—	56	1,777	1,091	(87)	2,781
Vehicle	291	—	—	2	293	—	(3)	290
eMobility	80	—	—	2	82	—	(2)	80
Total	$13,456	$119	$(907)	$235	$12,903	$2,147	$(299)	$14,751
The 2021 additions to goodwill relate to the anticipated synergies of acquiring Cobham Mission Systems, Tripp Lite, and Green Motion SA. The allocations of the purchase price from these acquisitions are preliminary and will be completed during the measurement periods. The 2020 additions to goodwill primarily relate to the anticipated synergies of acquiring Power Distribution, Inc.
A summary of other intangible assets is as follows:

	December 31
	2021		2020
(In millions)	Historical cost	Accumulated amortization	Historical cost	Accumulated amortization
Intangible assets not subject to amortization
Trademarks	$1,374		$1,382

Intangible assets subject to amortization
Customer relationships	$4,752	$1,974	$3,415	$1,795
Patents and technology	1,879	712	1,428	773
Trademarks	951	518	970	505
Other	165	62	91	38
Total intangible assets subject to amortization	$7,747	$3,266	$5,904	$3,111
Amortization expense related to intangible assets subject to amortization in 2021, and estimated amortization expense for each of the next five years, is as follows:

(In millions)
2021	$431
2022	471
2023	421
2024	387
2025	382
2026	366

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
The components of lease expense are as follows:

(In millions)	2021	2020	2019
Operating lease cost	$164	$184	$166
Finance lease cost:
Amortization of lease assets	12	6	5
Interest on lease liabilities	2	1	1
Short-term lease cost	15	18	46
Variable lease cost	16	3	22
Sublease income	(2)	(2)	(3)
Total lease cost	$207	$210	$237
There were no sale leaseback transactions for the year ended December 31, 2021. The net gains recorded on sale leaseback transactions were $9 million and $16 million for the years ended December 31, 2020 and 2019.

Supplemental cash flow information related to leases is as follows:

(In millions)	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$(158)	$(144)	$(168)
Operating cash outflows - interest payments on finance leases	(2)	(1)	(1)
Financing cash outflows - payments on finance lease obligations	(11)	(8)	(6)

Lease assets obtained in exchange for new lease obligations, including leases acquired:
Operating leases	$145	$144	$114
Finance leases	14	16	24

Supplemental balance sheet information related to leases is as follows:

	December 31
(In millions)	2021	2020
Operating Leases
Operating lease assets	$442	$428

Other current liabilities	120	116
Operating lease liabilities	337	326
Total operating lease liabilities	$457	$442

Finance Leases
Land and buildings	$6	$13
Machinery and equipment	47	38
Accumulated depreciation	(19)	(16)
Net property, plant and equipment	$34	$35

Current portion of long-term debt	$15	$8
Long-term debt	23	30
Total finance lease liabilities	$38	$38

	December 31
	2021	2020
Weighted-average remaining lease term
Operating leases	5.4 years	5.5 years
Finance leases	5.3 years	7.4 years

Weighted-average discount rate
Operating leases	2.6%	3.3%
Finance leases	3.3%	3.5%

Maturities of lease liabilities at December 31, 2021 are as follows:

(In millions)	Operating Leases	Finance Leases
2022	$127	$16
2023	104	7
2024	77	6
2025	49	2
2026	36	2
Thereafter	100	7
Total lease payments	493	40
Less imputed interest	36	2
Total present value of lease liabilities	$457	$38

Note 8. DEBT
A summary of long-term debt, including the current portion, is as follows:

	December 31
(In millions)	2021	2020
3.47% notes due 2021 ($275 converted to floating rate by interest rate swap)	$—	$300
0.02% Euro notes due 2021	—	737
8.10% debentures due 2022 ($100 converted to floating rate by interest rate swap)	100	100
2.75% senior notes due 2022 ($1,400 converted to floating rate by interest rate swap)	1,600	1,600
3.68% notes due 2023 ($200 converted to floating rate by interest rate swap)	300	300
0.75% Euro notes due 2024	624	676
6.50% debentures due 2025	145	145
0.70% Euro notes due 2025	567	614
0.128% Euro notes due 2026	1,021	—
3.10% senior notes due 2027	700	700
7.65% debentures due 2029 ($50 converted to floating rate by interest rate swap)	200	200
0.577% Euro notes due 2030	681	—
4.00% senior notes due 2032	700	700
5.45% debentures due 2034 ($25 converted to floating rate by interest rate swap)	136	136
5.80% notes due 2037	240	240
4.15% senior notes due 2042	1,000	1,000
3.92% senior notes due 2047	300	300
5.25% to 7.875% notes (maturities ranging from 2024 to 2035, including $25 converted to floating rate by interest rate swap)	165	165
Other	87	144
Total long-term debt	8,566	8,057
Less current portion of long-term debt	(1,735)	(1,047)
Long-term debt less current portion	$6,831	$7,010
Substantially all these long-term debt instruments are fully and unconditionally guaranteed on an unsubordinated, unsecured basis by Eaton and certain of its direct and indirect subsidiaries (the Senior Notes). Further, as of December 31, 2021, all of these long-term debt instruments, except the 3.68% notes due 2023, the 0.75% Euro notes due 2024, the 0.70% Euro notes due 2025, the 0.128% Euro notes due 2026, and the 0.577% Euro notes due 2030, are registered by Eaton Corporation under the Securities Act of 1933, as amended (the Registered Senior Notes).
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
On October 4, 2021, the Company replaced its existing $500 million 364-day revolving credit facility, $750 million five-year revolving credit facility, $500 million four-year revolving credit facility, and $750 million five-year revolving credit facility, with a new $500 million 364-day revolving credit facility and a new $2,000 million five-year revolving credit facility that will expire on October 4, 2026. The revolving credit facilities totaling $2,500 million are used to support commercial paper borrowings and are fully and unconditionally guaranteed by Eaton and certain of its direct and indirect subsidiaries on an unsubordinated, unsecured basis. There were no borrowings outstanding under Eaton’s revolving credit facilities at December 31, 2021. The Company maintains access to the commercial paper markets through its $2,500 million commercial paper program, of which none was outstanding on December 31, 2021.
In addition to the revolving credit facilities, the Company also had available lines of credit of $972 million from various banks primarily for the issuance of letters of credit, of which there was $335 million outstanding at December 31, 2021. Borrowings outside the United States are generally denominated in local currencies.
Eaton is in compliance with each of its debt covenants for all periods presented.
Maturities of long-term debt for each of the next five years are as follows:

(In millions)
2022	$1,735
2023	306
2024	695
2025	715
2026	1,095
Interest paid on debt is as follows:

(In millions)
2021	$207
2020	216
2019	279

Note 9. RETIREMENT BENEFITS PLANS
Eaton has defined benefits pension plans and other postretirement benefits plans.
Obligations and Funded Status

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
(In millions)	2021	2020	2021	2020	2021	2020
Funded status
Fair value of plan assets	$3,672	$3,463	$2,247	$2,137	$19	$20
Benefit obligations	(3,760)	(4,121)	(2,837)	(3,036)	(304)	(375)
Funded status	$(88)	$(658)	$(590)	$(899)	$(285)	$(355)

Amounts recognized in the Consolidated Balance Sheets
Non-current assets	$59	$—	$179	$95	$—	$—
Current liabilities	(16)	(36)	(28)	(28)	(22)	(25)
Non-current liabilities	(131)	(622)	(741)	(966)	(263)	(330)
Total	$(88)	$(658)	$(590)	$(899)	$(285)	$(355)

Amounts recognized in Accumulated other comprehensive loss (pre-tax)
Net actuarial (gain) loss	$708	$1,046	$745	$1,005	$(55)	$1
Prior service cost (credit)	5	5	18	21	—	(3)
Total	$713	$1,051	$763	$1,026	$(55)	$(2)
Change in Benefit Obligations

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
(In millions)	2021	2020	2021	2020	2021	2020
Balance at January 1	$4,121	$4,028	$3,036	$2,747	$375	$378
Service cost	37	97	72	73	1	2
Interest cost	70	103	40	45	6	9
Actuarial (gain) loss	(82)	223	(143)	217	(59)	11
Gross benefits paid	(435)	(330)	(107)	(121)	(36)	(49)
Currency translation	—	—	(79)	137	—	2
Plan amendments	1	—	—	1	—	—
Acquisitions and divestitures	48	—	14	—	2	—
Benefit obligation reclassified to held for sale	—	—	—	(65)	—	—
Other	—	—	4	2	15	22
Balance at December 31	$3,760	$4,121	$2,837	$3,036	$304	$375

Accumulated benefit obligation	$3,707	$4,054	$2,709	$2,862

During 2020, the Company announced it was freezing its United States pension plans for its non-union employees. The freeze was effective January 1, 2021 for non-union U.S. employees whose retirement benefit was determined under a cash balance formula and is effective January 1, 2026 for non-union U.S. employees whose retirement benefit is determined under a final average pay formula.
Actuarial gains related to changes in the United States and Non-United States benefit obligations in 2021 of $82 million and $143 million, respectively, were primarily due to increases in the discount rates used to measure the obligations. Actuarial losses related to changes in the United States and Non-United States benefit obligations in 2020 of $223 million and $217 million, respectively, were primarily due to decreases in the discount rates used to measure the obligations, partially offset by curtailment gains related to amendments to freeze the Company's United States pension plans for its non-union employees.
Change in Plan Assets

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
(In millions)	2021	2020	2021	2020	2021	2020
Balance at January 1	$3,463	$3,433	$2,137	$1,903	$20	$23
Actual return on plan assets	380	342	127	185	—	1
Employer contributions	237	18	106	104	20	23
Gross benefits paid	(435)	(330)	(107)	(121)	(36)	(49)
Currency translation	—	—	(23)	69	—	—
Acquisitions and divestitures	27	—	4	—	—	—
Plan assets reclassified to held for sale	—	—	—	(5)	—	—
Other	—	—	3	2	15	22
Balance at December 31	$3,672	$3,463	$2,247	$2,137	$19	$20
The components of pension plans with an accumulated benefit obligation in excess of plan assets at December 31 are as follows:

	United States pension liabilities		Non-United States pension liabilities
(In millions)	2021	2020	2021	2020
Accumulated benefit obligation	$131	$4,054	$894	$2,586
Fair value of plan assets	—	3,463	207	1,756
The components of pension plans with a projected benefit obligation in excess of plan assets at December 31 are as follows:

	United States pension liabilities		Non-United States pension liabilities
(In millions)	2021	2020	2021	2020
Projected benefit obligation	$147	$4,121	$1,290	$2,763
Fair value of plan assets	—	3,463	521	1,770
Other postretirement benefit plans with accumulated postretirement benefit obligations in excess of plan assets have been disclosed in the Obligations and Funded Status table.

Changes in pension and other postretirement benefit liabilities recognized in Accumulated other comprehensive loss are as follows:

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
(In millions)	2021	2020	2021	2020	2021	2020
Balance at January 1	$1,051	$1,103	$1,026	$904	$(2)	$(25)
Prior service cost arising during the year	1	—	—	1	—	—
Net loss (gain) arising during the year	(238)	112	(151)	141	(59)	10
Currency translation	—	—	(24)	48	—	—
Other	—	—	—	2	—	—
Less amounts included in expense during the year	(101)	(164)	(88)	(70)	6	13
Net change for the year	(338)	(52)	(263)	122	(53)	23
Balance at December 31	$713	$1,051	$763	$1,026	$(55)	$(2)
Benefits Expense

	United States pension benefit expense (income)			Non-United States pension benefit expense (income)			Other postretirement benefits expense (income)
(In millions)	2021	2020	2019	2021	2020	2019	2021	2020	2019
Service cost	$37	$97	$91	$72	$73	$58	$1	$2	$2
Interest cost	70	103	138	40	45	57	6	9	14
Expected return on plan assets	(223)	(231)	(235)	(120)	(109)	(106)	—	—	(2)
Amortization	36	102	62	71	60	38	(5)	(13)	(14)
	(80)	71	56	63	69	47	2	(2)	—
Settlements, curtailments and special termination benefits	65	62	48	17	10	14	(1)	—	—
Total expense (income)	$(15)	$133	$104	$80	$79	$61	$1	$(2)	$—
Total retirement benefits expense for 2021 of $66 million included $13 million of settlement and curtailment expense related to the sale of the Hydraulics business discussed in Note 2.
Total retirement benefits expense for 2019 of $165 million included $8 million of settlement expense related to the sale of the Automotive Fluid Conveyance Business discussed in Note 2.
The components of retirement benefits expense (income) other than service costs are included in Other expense - net.
Retirement Benefits Plans Assumptions
In 2019, 2020, and 2021, for purposes of determining liabilities related to the majority of its plans in the United States, the Company used mortality tables that are based on the Company's own experience and generational improvement scales that are based on MP-2019, MP-2020, and MP-2021, respectively.
To estimate the service and interest cost components of net periodic benefit cost for the vast majority of its defined benefits pension and other postretirement benefits plans, the Company used a spot rate approach by applying the specific spot rates along the yield curve used to measure the benefit obligation at the beginning of the period to the relevant projected cash flows.

Pension Plans

	United States pension plans			Non-United States pension plans
	2021	2020	2019	2021	2020	2019
Assumptions used to determine benefit obligation at year-end
Discount rate	2.81%	2.48%	3.22%	2.01%	1.59%	2.02%
Rate of compensation increase	3.12%	3.12%	3.14%	3.01%	3.02%	3.05%
Interest rate used to credit cash balance plans	1.99%	2.02%	2.59%	0.56%	0.53%	0.54%

Assumptions used to determine expense
Discount rate used to determine benefit obligation	2.61%	3.22%	4.28%	1.63%	2.02%	2.83%
Discount rate used to determine service cost	2.92%	3.34%	4.39%	2.52%	2.78%	4.02%
Discount rate used to determine interest cost	1.83%	2.75%	3.94%	1.36%	1.82%	2.56%
Expected long-term return on plan assets	6.75%	7.25%	7.25%	5.62%	5.84%	6.42%
Rate of compensation increase	3.12%	3.14%	3.14%	3.02%	3.05%	3.10%
Interest rate used to credit cash balance plans	2.14%	2.59%	3.13%	0.52%	0.54%	2.60%
The expected long-term rate of return on pension assets was determined for each country and reflects long-term historical data taking into account each plan's target asset allocation. The expected long-term rates of return on pension assets for United States pension plans and Non-United States pension plans for 2022 are 6.50% and 5.70%, respectively. The discount rates were determined using appropriate bond data for each country.
Other Postretirement Benefits Plans
Substantially all of the obligation for other postretirement benefits plans relates to United States plans. Assumptions used to determine other postretirement benefits obligations and expense are as follows:

	Other postretirement benefits plans
	2021	2020	2019
Assumptions used to determine benefit obligation at year-end
Discount rate	2.79%	2.37%	3.13%
Health care cost trend rate assumed for next year	7.45%	7.05%	6.95%
Ultimate health care cost trend rate	4.75%	4.75%	4.75%
Year ultimate health care cost trend rate is achieved	2031	2030	2029

Assumptions used to determine expense
Discount rate used to determine benefit obligation	2.44%	3.13%	4.23%
Discount rate used to determine service cost	2.76%	3.25%	4.29%
Discount rate used to determine interest cost	1.70%	2.67%	3.85%
Initial health care cost trend rate	7.38%	6.95%	7.10%
Ultimate health care cost trend rate	4.75%	4.75%	4.75%
Year ultimate health care cost trend rate is achieved	2030	2029	2028

Employer Contributions to Retirement Benefits Plans
Contributions to pension plans that Eaton expects to make in 2022, and made in 2021, 2020 and 2019, are as follows:

(In millions)	Expected in 2022	2021	2020	2019
United States plans	$17	$237	$18	$17
Non-United States plans	97	106	104	102
Total contributions	$114	$343	$122	$119

The following table provides the estimated pension and other postretirement benefit payments for each of the next five years, and the five years thereafter in the aggregate. For other postretirement benefits liabilities, the expected subsidy receipts related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 would reduce the gross payments listed below.

	Estimated United States pension payments	Estimated non-United States pension payments	Estimated other postretirement benefit payments
(In millions)			Gross	Medicare prescription drug subsidy
2022	$303	$106	$25	$—
2023	296	107	21	—
2024	281	111	20	—
2025	276	113	18	—
2026	265	118	17	—
2027 - 2031	1,176	642	94	(1)
Pension Plan Assets
Investment policies and strategies are developed on a country and plan specific basis. The United States plans, representing 62% of worldwide pension assets, and the United Kingdom plans representing 29% of worldwide pension assets, are invested primarily for growth, as the majority of the assets are in plans with active participants and ongoing accruals. In general, the plans are primarily allocated to diversified global equities, primarily through index funds in the form of common collective and other trusts. The United States plans' target allocation is 19% United States equities, 19% non-United States equities, 6% real estate (primarily equity of real estate investment trusts), 47% debt securities and 9% other, including private equity, private debt and cash equivalents. The United Kingdom plans' target asset allocations are 44% equities and the remainder in debt securities, cash equivalents and real estate investments. The equity risk for the plans is managed through broad geographic diversification and diversification across industries and levels of market capitalization. The majority of debt allocations for these plans are longer duration government and corporate debt. The United States, United Kingdom and Canada pension plans are authorized to use derivatives to achieve more economically desired market exposures through the use of futures, swaps and options to gain or hedge exposures.
Fair Value Measurements
Financial instruments included in pension and other postretirement benefits plan assets are categorized into a fair value hierarchy of three levels, based on the degree of subjectivity inherent in the valuation methodology are as follows:
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

Pension Plans
A summary of the fair value of pension plan assets at December 31, 2021 and 2020, is as follows:

(In millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)[1]
2021
Common collective trusts
Non-United States equity and global equities	$586	$—	$586	$—
United States equity	240	—	240	—
Fixed income	624	—	624	—
Fixed income securities	1,074	—	1,074	—
United States treasuries	417	417	—	—
Bank loans	117	—	117	—
Real estate	471	237	18	216
Equity securities	2	2	—	—
Cash equivalents	150	28	122	—
Exchange traded funds	122	122	—	—
Other	365	—	46	319
Common collective and other trusts measured at net asset value	1,841
Money market funds measured at net asset value	9
Pending purchases and sales of plan assets, and interest receivable	(99)
Total pension plan assets	$5,919	$806	$2,827	$535
1 These pension plan assets include private real estate, private credit and private equity funds that generally have redemption notice periods of six months or longer, and are not eligible for redemption until the underlying assets are liquidated or distributed. The Company has unfunded commitments to these funds of approximately $192 million at December 31, 2021, which will be satisfied by a reallocation of pension plan assets.

(In millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)[1]
2020
Common collective trusts
Non-United States equity and global equities	$610	$—	$610	$—
United States equity	73	—	73	—
Fixed income	681	—	681	—
Fixed income securities	1,021	—	1,021	—
United States treasuries	316	316	—	—
Bank loans	110	—	110	—
Real estate	419	221	14	184
Cash equivalents	184	71	113	—
Exchange traded funds	88	88	—	—
Other	213	—	39	174
Common collective and other trusts measured at net asset value	1,987
Money market funds measured at net asset value	6
Pending purchases and sales of plan assets, and interest receivable	(108)
Total pension plan assets	$5,600	$696	$2,661	$358
1 These pension plan assets include private real estate, private credit and private equity funds that generally have redemption notice periods of six months or longer, and are not eligible for redemption until the underlying assets are liquidated or distributed. The Company has unfunded commitments to these funds of approximately $254 million at December 31, 2020, which will be satisfied by a reallocation of pension plan assets.

The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed during 2020 and 2021 due to the following:

(In millions)	Real estate	Other	Total
Balance at January 1, 2020	$61	$129	$190
Actual return on plan assets:
Gains (losses) relating to assets still held at year-end	2	12	14
Purchases, sales, settlements - net	121	33	154
Transfers into or out of Level 3	—	—	—
Balance at December 31, 2020	184	174	358
Actual return on plan assets:
Gains (losses) relating to assets still held at year-end	28	61	89
Purchases, sales, settlements - net	4	79	83
Transfers into or out of Level 3	—	5	5
Balance at December 31, 2021	$216	$319	$535

Other Postretirement Benefits Plans
A summary of the fair value of other postretirement benefits plan assets at December 31, 2021 and 2020, is as follows:

(In millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
2021
Cash equivalents	$3	$3	$—	$—
Common collective and other trusts measured at net asset value	16
Total other postretirement benefits plan assets	$19	$3	$—	$—

(In millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
2020
Cash equivalents	$3	$3	$—	$—
Common collective and other trusts measured at net asset value	17
Total other postretirement benefits plan assets	$20	$3	$—	$—
Valuation Methodologies
Following is a description of the valuation methodologies used for pension and other postretirement benefits plan assets measured at fair value. There have been no changes in the methodologies used at December 31, 2021 and 2020.
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
Equity securities - These securities consist of comingled funds and direct investments consisting of the stock of publicly traded companies. Such investments are valued based on the closing price reported in an active market on which the individual securities are traded.
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
Other - These assets consist of private equity, private debt, insurance contracts primarily for international plans, futures contracts, and over-the-counter options. Investments in private equity and private debt are valued at net asset value or estimated fair value based on quarterly financial information received from the investment advisor, third party appraisal or general partner. These estimates incorporate factors such as contributions and distributions, market transactions, market comparables and performance multiples. Futures contracts and options are valued based on the closing prices of contracts or indices as available using third-party sources.
For additional information regarding fair value measurements, see Note 14.
Defined Contribution Plans
The Company has various defined contribution benefit plans, primarily consisting of the plans in the United States. The total contributions related to these plans are charged to expense and are as follows:

(In millions)
2021	$171
2020	111
2019	130

Note 10. COMMITMENTS AND CONTINGENCIES
Legal Contingencies
Eaton is subject to a broad range of claims, administrative and legal proceedings such as lawsuits that relate to contractual allegations and indemnity claims, tax audits, patent infringement, personal injuries, antitrust matters, and employment-related matters. Eaton is also subject to asbestos claims from historic products which may have contained asbestos. Insurance may cover some of the costs associated with these claims and proceedings. Although it is not possible to predict with certainty the outcome or cost of these matters, the Company believes they will not have a material adverse effect on the consolidated financial statements.
Environmental Contingencies
Eaton has established policies to ensure that its operations are conducted in keeping with good corporate citizenship and with a positive commitment to the protection of the natural and workplace environments. The Company requires that its businesses be certified to ISO 14001, an international standard for environmental management systems. The Company routinely reviews EHS performance at each of its manufacturing facilities and continuously strives to improve its environmental footprint, including carbon, waste, water and related operational profiles consistent with our sustainability goals.
Eaton is involved in remedial response and voluntary environmental remediation at a number of sites, including certain of its currently-owned or formerly-owned plants. The Company has also been named a potentially responsible party under the United States federal Superfund law, or the state equivalents thereof, at a number of disposal sites. The Company became involved in these sites as a result of government action or in connection with business acquisitions. At the end of 2021, the Company was involved with a total of 115 sites worldwide, including the Superfund sites mentioned above, with none of these sites being individually significant to the Company.
Remediation activities, generally involving soil and/or groundwater contamination, include pre-cleanup activities such as fact finding and investigation, risk assessment, feasibility study, design and action planning, performance (where actions may range from monitoring, to removal of contaminants, to installation of longer-term remediation systems), and operation and maintenance of a remediation system. The extent of expected remediation activities and costs varies by site. A number of factors affect the cost of environmental remediation, including the number of parties involved at a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing advancement of remediation technology. Taking these factors into account, Eaton has estimated the costs of remediation, which will be paid over a period of years. The Company accrues an amount on an undiscounted basis, consistent with the estimates of these costs, when it is probable that a liability has been incurred. Actual results may differ from these estimates. At December 31, 2021 and 2020, the Company had an accrual totaling $99 million and $103 million, respectively, for these costs.
Based upon Eaton's analysis and subject to the difficulty in estimating these future costs, the Company expects that any sum it may be required to pay in connection with environmental matters is not reasonably possible to exceed the recorded liability by an amount that would have a material effect on its financial position, results of operations or cash flows.
Warranty Accruals
Product warranty accruals are established at the time the related sale is recognized through a charge to Cost of products sold. Warranty accrual estimates are based primarily on historical warranty claim experience and specific customer contracts. Provisions for warranty accruals are comprised of basic warranties for products sold, as well as accruals for product recalls and other events when they are known and estimable. A summary of the current and long-term warranty accruals is as follows:

(In millions)	2021	2020	2019
Balance at January 1	$151	$187	$176
Provision	65	100	204
Settled	(112)	(130)	(175)
Warranty accruals from business acquisitions and other	21	2	(2)
Warranty accruals reclassified to held for sale	—	(8)	(16)
Balance at December 31	$125	$151	$187

Note 11. INCOME TAXES
Eaton Corporation plc is domiciled in Ireland. Income (loss) before income taxes and income tax (benefit) expense are summarized below based on the geographic location of the operation to which such earnings and income taxes are attributable.

	Income (loss) before income taxes
(In millions)	2021	2020	2019
Ireland	$153	$(132)	$(201)
Foreign	2,743	1,878	2,792
Total income before income taxes	$2,896	$1,746	$2,591

	Income tax expense (benefit)
(In millions)	2021	2020	2019
Current
Ireland	$50	$15	$26
Foreign	730	441	410
Total current income tax expense	780	456	436

Deferred
Ireland	(2)	—	3
Foreign	(28)	(125)	(61)
Total deferred income tax expense (benefit)	(30)	(125)	(58)
Total income tax expense	$750	$331	$378
Reconciliations of income taxes from the Ireland national statutory rate of 25% to the consolidated effective income tax rate are as follows:

	2021	2020	2019
Income taxes at the applicable statutory rate	25.0%	25.0%	25.0%

Ireland operations
Ireland tax on trading income	(0.7)%	(0.2)%	(1.0)%
Nondeductible interest expense	0.6%	2.7%	3.9%
Ireland Other - net	(0.2)%	0.4%	0.1%

Foreign operations
Tax impact on sale of businesses	9.1%	3.9%	—%
Earnings taxed at other than the applicable statutory tax rate	(8.0)%	(14.0)%	(14.8)%
Other items	(0.1)%	1.6%	3.3%

Worldwide operations
Adjustments to tax liabilities	0.2%	(0.6)%	(0.5)%
Adjustments to valuation allowances	—%	0.2%	(1.4)%
Effective income tax expense rate	25.9%	19.0%	14.6%
During 2021, income tax expense of $750 million was recognized (an effective tax rate of 25.9%) compared to income tax expense of $331 million in 2020 (an effective tax rate of 19.0%) and income tax expense of $378 million in 2019 (an effective tax rate of 14.6%). The increase in the effective tax rate from 19% in 2020 to 25.9% in 2021 was primarily due to the tax expense on the gain from the sale of the Hydraulics business in 2021 discussed in Note 2. The increase in the effective tax rate from 14.6% in 2019 to 19.0% in 2020 was primarily due to the tax expense on the gain from the sale of the Lighting business in 2020 discussed in Note 2, partially offset by a tax benefit on the restructuring charges discussed in Note 16.

No provision has been made for income taxes on undistributed earnings of foreign subsidiaries of approximately $29.9 billion at December 31, 2021, since it is the Company's intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries. The Company expects to deploy capital to those markets which offer particularly attractive growth opportunities. The cash that is permanently reinvested is typically used to expand operations either organically or through acquisitions. It is not practicable to estimate the additional income taxes and applicable withholding taxes that would be payable on the remittance of such undistributed earnings.
Worldwide income tax payments, net of tax refunds, are as follows:

(In millions)
2021	$753
2020	391
2019	425
Deferred Income Tax Assets and Liabilities
Components of noncurrent deferred income taxes are as follows:

	December 31
	2021	2020
(In millions)	Noncurrent assets and liabilities	Noncurrent assets and liabilities
Accruals and other adjustments
Employee benefits	$348	$553
Depreciation and amortization	(1,087)	(1,101)
Other accruals and adjustments	385	505
Ireland income tax loss carryforwards	1	1
Foreign income tax loss carryforwards	3,127	1,815
Foreign income tax credit carryforwards	263	309
Valuation allowance for income tax loss and income tax credit carryforwards	(3,139)	(1,863)
Other valuation allowances	(65)	(67)
Total deferred income taxes	(167)	152
Deferred income taxes reported as held for sale	—	3
Deferred income taxes	$(167)	$149
In 2021, the Company recorded an increase of $1.5 billion in its deferred tax assets for foreign income tax loss carryforwards related to a tax deductible statutory adjustment in Luxembourg. The Company also recorded a corresponding increase in its valuation allowance for income tax loss carryforwards, since it does not believe that it is more likely than not that the net operating loss is realizable, resulting in no impact to the Consolidated Statements of Income.

At December 31, 2021, Eaton Corporation plc and its foreign subsidiaries had income tax loss carryforwards and income tax credit carryforwards that are available to reduce future taxable income or tax liabilities. These carryforwards and their respective expiration dates are summarized below:

(In millions)	2022 through 2026	2027 through 2031	2032 through 2036	2037 through 2046	Not subject to expiration	Valuation allowance
Ireland income tax loss carryforwards	$—	$—	$—	$—	$8	$—
Ireland deferred income tax assets for income tax loss carryforwards	—	—	—	—	1	(1)
Foreign income tax loss carryforwards	363	7,335	7,061	299	2,301	—
Foreign deferred income tax assets for income tax loss carryforwards	60	670	1,768	84	560	(2,982)
Foreign deferred income tax assets for income tax loss carryforwards after ASU 2013-11	47	668	1,768	84	560	(2,982)
Foreign income tax credit carryforwards	50	183	55	4	30	(156)
Foreign income tax credit carryforwards after ASU 2013-11	28	146	55	4	30	(156)
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

Unrecognized Income Tax Benefits
A summary of gross unrecognized income tax benefits is as follows:

(In millions)	2021	2020	2019
Balance at January 1	$1,036	$1,001	$913
Increases and decreases as a result of positions taken during prior years
Transfers from valuation allowances	6	—	15
Other increases, including currency translation	22	10	22
Other decreases, including currency translation	(10)	(10)	(10)
Increases related to acquired businesses	12	7	—
Increases as a result of positions taken during the current year	75	58	80
Decreases relating to settlements with tax authorities	(11)	(26)	(16)
Decreases as a result of a lapse of the applicable statute of limitations	(10)	(4)	(3)
Balance at December 31	$1,120	$1,036	$1,001
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
If all unrecognized income tax benefits were recognized, the net impact on the provision for income tax expense would be $755 million.
As of December 31, 2021 and 2020, Eaton had accrued approximately $128 million and $110 million, respectively, for the payment of worldwide interest and penalties, which are not included in the table of unrecognized income tax benefits above. Eaton recognizes interest and penalties related to unrecognized income tax benefits in the provision for income tax expense.
The resolution of the majority of Eaton's unrecognized income tax benefits is dependent upon uncontrollable factors such as the timing of finalizing resolutions of audit disputes through reaching settlement agreements or concluding litigation, or changes in law. Therefore, for the majority of Eaton’s unrecognized income tax benefits, it is not reasonably possible to estimate the increase or decrease in the next 12 months. For each of the unrecognized income tax benefits where it is possible to estimate the increase or decrease in the balance within the next 12 months, the Company does not anticipate any significant change.
The Company believes that the final resolution of all the assessments discussed below will not have a material impact on its consolidated financial statements. The ultimate outcome of these matters cannot be predicted with certainty given the complex nature of tax controversies. Should the ultimate outcome of any one of these matters deviate from our reasonable expectations, they may have a material adverse impact on the Company’s consolidated financial statements. However, Eaton believes that its interpretations of tax laws and application of tax laws to its facts are correct, and that its accrual of unrecognized income tax benefits is appropriate with respect to these matters.
Eaton or its subsidiaries file income tax returns in Ireland and many countries around the world. With only a few exceptions, including the tax years in Brazil and the United States discussed below, Eaton and its subsidiaries are no longer subject to examinations for years before 2014.

Brazil Tax Years 2005-2012
During 2010, the Company received a tax assessment, which included interest and penalties, in Brazil for the tax years 2005 through 2008 that relates to the amortization of certain goodwill generated from the acquisition of third-party businesses and corporate reorganizations. In 2018, the Company received an unfavorable result at the final tax administrative appeals level. In August 2021, the Company was notified of a recalculation from an original alleged tax deficiency of $23 million plus $65 million of interest and penalties to a revised alleged tax deficiency of $30 million plus $97 million of interest and penalties (translated at the December 31, 2021 exchange rate). During 2014, the Company received a tax assessment, which included interest and penalties, for the 2009 through 2012 tax years (primarily relating to the same issues concerning the 2005 through 2008 tax years). In November 2019, the Company received an unfavorable result at the final tax administrative appeals level, resulting in an alleged tax deficiency of $25 million plus $90 million of interest and penalties (translated at the December 31, 2021 exchange rate). The Company is challenging both of the assessments in the judicial system. Challenges in the judicial system are expected to take several years to resolve and require provision of certain assets as security for the alleged deficiencies. As of December 31, 2021, the Company pledged Brazilian real estate assets with net book value of $18 million and provided additional security in the form of three separate bonds totaling $96 million and a cash deposit of $17 million (translated at the December 31, 2021 exchange rate).
United States Tax Disputes
The United States Internal Revenue Service (IRS) typically audits large corporate taxpayers on a continuous basis, generally resulting in many open tax years if there are disputed tax positions upon completion of the audits. The IRS has completed its examination of the consolidated income tax returns of the Company’s United States subsidiaries (Eaton US) for 2005 through 2016 and the statuses of the various tax years are discussed below. The IRS has challenged certain tax positions of Eaton US, and the Company is attempting to resolve those issues in litigation and the IRS administrative process, as described in more detail below. The IRS is currently examining tax years 2017 through 2019, and the statute of limitations for those years is open until December 31, 2024. Tax years 2020 and later are subject to future examination by the IRS. Income tax returns of states and localities within the United States will be reopened to the extent of United States federal income tax adjustments, if any, going back to 2005 when those audit years are finalized. The Eaton US tax positions challenged by the IRS are items that recur beyond the tax years for which the IRS has proposed adjustments. Eaton believes that its interpretations of tax laws and application of tax laws to its facts are correct. However, if there is a final unfavorable resolution of any of the issues discussed below, it may have a material adverse impact on the Company’s consolidated financial statements.
U.S. Tax Years 2005-2006
In 2011, the IRS issued a Statutory Notice of Deficiency for Eaton US for the 2005 and 2006 tax years (the 2005-06 Notice), which Eaton US contested in United States Tax Court. The 2005-06 Notice proposed assessments of $75 million in additional taxes plus $52 million in penalties related primarily to transfer pricing adjustments for products manufactured in the Company's facilities in Puerto Rico and the Dominican Republic and sold to affiliated companies located in the United States. Eaton US has set its transfer prices for products sold between these affiliates at the same prices that Eaton US sells such products to third parties as required by two successive Advance Pricing Agreements (APAs) Eaton US entered into with the IRS that governed the 2005-2010 tax years. Eaton US has continued to apply the APA pricing methodology for 2011 through the current reporting period. Immediately prior to the 2005-06 Notice being issued, the IRS sent a letter stating that it was retrospectively canceling the APAs. The case in Tax Court involved whether the IRS improperly cancelled the APAs. On July 26, 2017, the Tax Court issued a ruling in which it agreed with Eaton US that the IRS must abide by the terms of the APAs for the tax years 2005-2006. The Tax Court’s ruling on the APAs did not have a material impact on Eaton’s consolidated financial statements. On May 24, 2021, the IRS filed a notice to appeal the Tax Court’s ruling to the United States Sixth Circuit Court of Appeals, and the appellate process is anticipated to be ongoing in 2022. Tax years 2005 and 2006 remain open until this matter is resolved.

U.S. Tax Years 2007-2010
In 2014, the IRS issued a Statutory Notice of Deficiency for Eaton US for the 2007 through 2010 tax years (the 2007-10 Notice), which Eaton US contested in Tax Court. The 2007-10 Notice proposed assessments of $190 million in additional taxes plus $72 million in penalties, net of agreed credits and deductions. The proposed assessments pertain to: (i) the same transfer pricing issues and APA for which the Tax Court has issued its ruling during 2017 as noted above; and (ii) the separate proposed assessment noted below. The Company believes that the Tax Court’s ruling for tax years 2005-2006 will also be applicable to the 2007-2010 years. Following the issuance of the Tax Court’s ruling, Eaton and the IRS recognized that the ruling on the enforceability of the APA did not address a secondary issue regarding the transfer pricing for a certain royalty paid from 2006-2010. Eaton US reported a consistent royalty rate for 2006-2010. The IRS has agreed to the royalty rate as reported by Eaton US in 2006. Although the IRS has not proposed an alternative rate, it has not agreed to apply the same royalty rate in the 2007-2010 years.
The 2007-10 Notice also includes a separate proposed assessment involving the recognition of income for several of Eaton US’s controlled foreign corporations. The Company believes that the proposed assessment is without merit and contested the matter in Tax Court. In October 2017, Eaton and the IRS both moved for partial summary judgment on this issue. On February 25, 2019, the Tax Court granted the IRS’s motion for partial summary judgment and denied Eaton’s. The Company intends to appeal the Tax Court’s partial summary judgment decision to the United States Sixth Circuit Court of Appeals. The total potential impact of the Tax Court's partial summary judgment decision on the controlled foreign corporation income recognition issue is not estimable until all matters in the open tax years have been resolved.
U.S. Tax Years 2011-2013
In 2018, the IRS completed its examination of Eaton US for tax years 2011 through 2013 and has proposed adjustments, including: (i) transfer pricing adjustments similar to those proposed in the 2005-06 and 2007-10 Notices for products manufactured in the Company’s facilities in Puerto Rico and the Dominican Republic and sold to affiliated companies located in the U.S.; (ii) adjustments involving the recognition of income for several of Eaton US’s controlled foreign corporations, which is the same issue included in the 2007-10 Notice described above and subject to litigation in Tax Court; (iii) transfer pricing adjustments for products manufactured in one of the Company’s facilities in Mexico and sold to affiliated companies located in the U.S.; and (iv) adjustments challenging the appropriate interest rate on intercompany debt and amount of intercompany fees charged for financial guarantees on external debt. The Company is attempting to resolve certain of these issues in administrative appeals. However, if acceptable resolutions are not achieved, the Company will vigorously defend its positions through litigation, which if undertaken will likely take several years for final resolution. The statute of limitations on these tax years currently remains open until December 31, 2022.
U.S. Tax Years 2014-2016
In 2021, the IRS completed its examination of Eaton US for tax years 2014 through 2016 and has proposed adjustments, including: (i) transfer pricing adjustments similar to those proposed in the 2005-06 Notice, 2007-10 Notice, and in tax years 2011-2013 for products manufactured in the Company’s facilities in Puerto Rico, and the Dominican Republic and sold to affiliated companies located in the U.S.; (ii) transfer pricing adjustments similar to those proposed in tax years 2011-2013 for products manufactured in one of the Company’s facilities in Mexico and sold to affiliated companies located in the U.S.; and (iii) adjustments similar to those proposed in tax years 2011-2013 challenging the appropriate interest rate on intercompany debt and amount of intercompany fees charged for financial guarantees on external debt. On November 29, 2021, the case was formally assigned to administrative appeals, and the Company will attempt to resolve certain of the issues in this administrative forum. However, if acceptable resolutions are not achieved, the Company will vigorously defend its positions through litigation, which if undertaken will likely take several years for final resolution. The statute of limitations on these tax years currently remains open until December 31, 2022.

Note 12. EATON SHAREHOLDERS' EQUITY
There are 750 million Eaton ordinary shares authorized ($0.01 par value per share), 398.8 million and 398.1 million of which were issued and outstanding at December 31, 2021 and 2020, respectively. Eaton's Memorandum and Articles of Association authorized 40 thousand deferred ordinary shares (€1.00 par value per share) and 10 thousand preferred A shares ($1.00 par value per share), all of which were issued and outstanding at December 31, 2021 and 2020, and 10 million serial preferred shares ($0.01 par value per share), none of which is outstanding at December 31, 2021 and 2020. At December 31, 2021, there were 10,447 holders of record of Eaton ordinary shares. Additionally, 14,835 current and former employees were shareholders through participation in the Eaton Savings Plan, the Eaton Personal Investment Plan, or the Eaton Puerto Rico Retirement Savings Plan.
On February 27, 2019, the Board of Directors adopted a share repurchase program for share repurchases up to $5.0 billion of ordinary shares (2019 Program). Under the 2019 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During 2021 and 2020, 0.9 million and 17.1 million ordinary shares, respectively, were repurchased under the 2019 Program in the open market at a total cost of $122 million and $1,608 million, respectively. On February 23, 2022, the Board renewed the 2019 Program by providing authority for up to $5.0 billion in repurchases to be made during the three-year period commencing on that date (2022 Program).
Eaton has deferral plans that permit certain employees and directors to defer a portion of their compensation. A trust contains $4 million and $3 million of ordinary shares and marketable securities at December 31, 2021 and 2020, respectively, to fund a portion of these liabilities. The marketable securities were included in Other assets and the ordinary shares were included in Shareholders' equity at historical cost.
On February 23, 2022, Eaton's Board of Directors declared a quarterly dividend of $0.81 per ordinary share, a 7% increase over the dividend paid in the fourth quarter of 2021. The dividend is payable on March 31, 2022 to shareholders of record on March 11, 2022.
Comprehensive Income (Loss)
Comprehensive income (loss) consists primarily of net income, currency translation and related hedging instruments, changes in unrecognized costs of pension and other postretirement benefits, and changes in the effective portion of open derivative contracts designated as cash flow hedges. The following table summarizes the pre-tax and after-tax amounts recognized in Comprehensive income (loss):

	2021		2020		2019
(In millions)	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Currency translation and related hedging instruments
Gain (loss) from currency translation and related hedging instruments	$(335)	$(339)	$154	$164	$15	$16
Translation reclassified to earnings	369	369	37	37	—	—
	34	30	191	201	15	16

Pensions and other postretirement benefits
Prior service credit (cost) arising during the year	(1)	(1)	(1)	(1)	(2)	(2)
Net gain (loss) arising during the year	448	337	(263)	(203)	(294)	(232)
Currency translation	24	19	(48)	(37)	(16)	(13)
Other	—	—	(2)	(1)	—	—
Amortization of actuarial loss and prior service cost reclassified to earnings	183	140	221	169	148	117
	654	495	(93)	(73)	(164)	(130)

Cash flow hedges
Gain (loss) on derivatives designated as cash flow hedges	50	39	(60)	(47)	(33)	(27)
Changes in cash flow hedges reclassified to earnings	(3)	(2)	17	14	(5)	(4)
	47	37	(43)	(33)	(38)	(31)
Other comprehensive income (loss) attributable to Eaton ordinary shareholders	$735	$562	$55	$95	$(187)	$(145)

The changes in Accumulated other comprehensive loss are as follows:

(In millions)	Currency translation and related hedging instruments	Pensions and other postretirement benefits	Cash flow hedges	Total
Balance at January 1, 2021	$(2,647)	$(1,481)	$(67)	$(4,195)
Other comprehensive income (loss) before reclassifications	(339)	355	39	55
Amounts reclassified from Accumulated other comprehensive loss (income)	369	140	(2)	507
Net current-period Other comprehensive income	30	495	37	562
Balance at December 31, 2021	$(2,617)	$(986)	$(30)	$(3,633)

The reclassifications out of Accumulated other comprehensive loss are as follows:

(In millions)	December 31, 2021	Consolidated Statements of Income classification
Currency translation losses
Sale of business	$(369)	Gain on sale of businesses
Tax benefit	—
Total, net of tax	(369)

Amortization of defined benefits pension and other postretirement benefits items
Actuarial loss and prior service cost	(183)	[1]
Tax benefit	43
Total, net of tax	(140)

Gains and (losses) on cash flow hedges
Currency exchange contracts	(6)	Net sales and Cost of products sold
Commodity contracts	9	Cost of products sold
Tax expense	(1)
Total, net of tax	2

Total reclassifications for the period	$(507)
1 These components of Accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 9 for additional information about defined benefits pension and other postretirement benefits items.

Net Income Per Share Attributable to Eaton Ordinary Shareholders
A summary of the calculation of net income per share attributable to Eaton ordinary shareholders is as follows:

(In millions except for per share data)	2021	2020	2019
Net income attributable to Eaton ordinary shareholders	$2,144	$1,410	$2,211

Weighted-average number of ordinary shares outstanding - diluted	401.6	404.0	420.8
Less dilutive effect of equity-based compensation	2.9	1.8	1.8
Weighted-average number of ordinary shares outstanding - basic	398.7	402.2	419.0

Net income per share attributable to Eaton ordinary shareholders
Diluted	$5.34	$3.49	$5.25
Basic	5.38	3.51	5.28
In 2021, all stock options were included in the calculation of diluted net income per share attributable to Eaton ordinary shareholders because they were all dilutive. In 2020 and 2019, 0.6 million and 0.8 million of stock options, respectively, were excluded from the calculation of diluted net income per share attributable to Eaton ordinary shareholders because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive.

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
Restricted Stock Units and Awards
Restricted stock units (RSUs) and restricted stock awards (RSAs) have been issued to certain employees and directors. The fair value of RSUs and RSAs are determined based on the closing market price of the Company’s ordinary shares at the date of grant. The RSUs entitle the holder to receive one ordinary share for each RSU upon vesting, generally over three years. RSAs are issued and outstanding at the time of grant, but remain subject to forfeiture until vested, generally over ten years. A summary of the RSU and RSA activity for 2021 is as follows:

(Restricted stock units and awards in millions)	Number of restricted stock units and awards	Weighted-average fair value per unit and award
Non-vested at January 1	1.5	$85.09
Granted	0.6	132.69
Vested	(0.7)	91.20
Forfeited	(0.1)	105.68
Non-vested at December 31	1.3	$104.86
Information related to RSUs and RSAs is as follows:

(In millions)	2021	2020	2019
Pre-tax expense for RSUs and RSAs	$61	$58	$57
After-tax expense for RSUs and RSAs	48	46	45
Fair value of vested RSUs and RSAs	92	75	103
As of December 31, 2021, total compensation expense not yet recognized related to non-vested RSUs and RSAs was $82 million, and the weighted-average period in which the expense is expected to be recognized is 2.7 years. Excess tax benefit for RSUs and RSAs totaled $5 million, $2 million and $3 million for 2021, 2020, and 2019, respectively.

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
The Company uses a Monte Carlo simulation to estimate the fair value of PSUs with market conditions. The principal assumptions utilized in valuing these PSUs include the expected stock price volatility (based on the most recent 3-year period as of the grant date) and the risk-free interest rate (an estimate based on the yield of United States Treasury zero coupon bonds with a three-year maturity as of the grant date). A summary of the assumptions used in determining fair value of these PSUs is as follows:

	2021	2020	2019
Expected volatility	35%	21%	21%
Risk-free interest rate	0.20%	1.16%	2.42%
Weighted-average fair value of PSUs granted	$159.74	$121.01	$92.50
A summary of these PSUs that vested is as follows:

(Performance share units in millions)	2021	2020	2019
Percent payout	189%	178%	130%
Shares vested	0.5	0.4	0.3
A summary of the 2021 activity for these PSUs is as follows:

(Performance share units in millions)	Number of performance share units	Weighted-average fair value per unit
Non-vested at January 1	0.5	$105.47
Granted[1]	0.2	159.74
Adjusted for performance results achieved[2]	0.2	92.50
Vested	(0.5)	92.50
Forfeited	—	—
Non-vested at December 31	0.4	$139.00
1 Performance shares granted assuming the Company will perform at target relative to peers.
2 Adjustments for the number of shares vested under the 2019 awards at the end of the three-year performance period ended December 31, 2021, being higher than the target number of shares.
Information related to PSUs is as follows:

(In millions)	2021	2020	2019
Pre-tax expense for PSUs	$26	$25	$21
After-tax expense for PSUs	21	20	17
As of December 31, 2021, total compensation expense not yet recognized related to non-vested PSUs was $31 million and the weighted-average period in which the expense is to be recognized is 1.8 years. Excess tax benefit for PSUs totaled $6 million, $3 million and $1 million for 2021, 2020, and 2019, respectively.

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
The Company uses a Black-Scholes option pricing model to estimate the fair value of stock options. The principal assumptions utilized in valuing stock options include the expected stock price volatility (based on the most recent historical period equal to the expected life of the option); the expected option life (an estimate based on historical experience); the expected dividend yield; and the risk-free interest rate (an estimate based on the yield of United States Treasury zero coupon with a maturity equal to the expected life of the option). A summary of the assumptions used in determining the fair value of stock options is as follows:

	2021	2020	2019
Expected volatility	28%	24%	23%
Expected option life in years	6.5	6.6	6.6
Expected dividend yield	3.0%	3.2%	3.2%
Risk-free interest rate	0.0 to 1.5%	0.5 to 1.5%	1.9 to 2.6%
Weighted-average fair value of stock options granted	$26.11	$15.55	$14.08
A summary of stock option activity is as follows:

(Options in millions)	Weighted-average exercise price per option	Options	Weighted-average remaining contractual life in years	Aggregate intrinsic value
Outstanding at January 1, 2021	$76.93	3.6
Granted	131.59	0.5
Exercised	74.11	(0.9)
Forfeited and canceled	—	—
Outstanding at December 31, 2021	$85.34	3.2	6.3	$277.9

Exercisable at December 31, 2021	$73.31	2.1	5.2	$206.9
Reserved for future grants at December 31, 2021		22.4
The aggregate intrinsic value in the table above represents the total excess of the $172.82 closing price of Eaton ordinary shares on the last trading day of 2021 over the exercise price of the stock option, multiplied by the related number of options outstanding and exercisable. The aggregate intrinsic value is not recognized for financial accounting purposes and the value changes based on the daily changes in the fair market value of the Company's ordinary shares.
Information related to stock options is as follows:

(In millions)	2021	2020	2019
Pre-tax expense for stock options	$14	$9	$9
After-tax expense for stock options	11	7	7
Proceeds from stock options exercised	63	70	67
Income tax benefit related to stock options exercised
Tax benefit classified in operating activities in the Consolidated Statements of Cash Flows	13	10	4
Intrinsic value of stock options exercised	69	50	29
Total fair value of stock options vested	$14	$9	$9

Stock options exercised	0.9	1.1	1.2
As of December 31, 2021, total compensation expense not yet recognized related to non-vested stock options was $11 million, and the weighted-average period in which the expense is expected to be recognized is 1.8 years.

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
A summary of financial instruments recognized at fair value, and the fair value measurements used, is as follows:

(In millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
2021
Cash	$297	$297	$—	$—
Short-term investments	271	271	—	—
Net derivative contracts	41	—	41	—
Contingent consideration from acquisition of Green Motion (Note 2)	(57)	—	—	(57)

2020
Cash	$438	$438	$—	$—
Short-term investments	664	664	—	—
Net derivative contracts	31	—	31	—
Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities.
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $8,566 million and fair value of $9,232 million at December 31, 2021 compared to $8,057 million and $9,075 million, respectively, at December 31, 2020. The fair value of Eaton's debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and is considered a Level 2 fair value measurement.
Short-Term Investments
Eaton invests excess cash generated from operations in short-term marketable investments. Investments in marketable equity securities are valued at the closing price of the shares. All other short-term investments are at carrying value, which approximates the fair value due to the short-term maturities of these investments. A summary of short-term investments is as follows:

	December 31
(In millions)	2021	2020
Time deposits and certificates of deposit with banks	$221	$168
Money market investments	43	496
Investments in marketable equity securities	7	—
Total short-term investments	$271	$664

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
Eaton uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against foreign currency exposure (net investment hedges). Foreign currency denominated debt designated as non-derivative net investment hedging instruments had a carrying value on an after-tax basis of $2,880 million and $2,020 million at December 31, 2021 and 2020, respectively. See Note 8 for additional information about debt.
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

A summary of interest rate swaps outstanding at December 31, 2021, is as follows:
Fixed-to-Floating Interest Rate Swaps

(Notional amount in millions)
Notional amount	Fixed interest rate received	Floating interest rate paid	Basis for contracted floating interest rate paid
$100	8.10%	6.00%	1 month LIBOR + 5.90%
1,400	2.75%	0.69%	1 month LIBOR + 0.58%
200	3.68%	1.17%	1 month LIBOR + 1.07%
25	7.63%	2.66%	6 month LIBOR + 2.48%
50	7.65%	2.77%	6 month LIBOR + 2.57%
25	5.45%	0.46%	6 month LIBOR + 0.28%

Forward Starting Floating-to-Fixed Interest Rate Swaps

(Notional amount in millions)
Notional amount	Floating interest rate to be received	Fixed interest rate to be paid	Basis for contracted floating interest rate received
$50	—%	3.10%	3 month LIBOR + 0.00%
50	—%	3.06%	3 month LIBOR + 0.00%
50	—%	2.80%	3 month LIBOR + 0.00%
50	—%	2.81%	3 month LIBOR + 0.00%
50	—%	2.64%	3 month LIBOR + 0.00%
50	—%	2.64%	3 month LIBOR + 0.00%
50	—%	2.30%	3 month LIBOR + 0.00%
50	—%	2.08%	3 month LIBOR + 0.00%
50	—%	1.77%	3 month LIBOR + 0.00%
50	—%	1.51%	3 month LIBOR + 0.00%
50	—%	1.50%	3 month LIBOR + 0.00%
50	—%	1.20%	3 month LIBOR + 0.00%
50	—%	1.14%	3 month LIBOR + 0.00%
50	—%	0.81%	3 month LIBOR + 0.00%
50	—%	1.24%	3 month LIBOR + 0.00%
50	—%	1.31%	3 month LIBOR + 0.00%
50	—%	0.71%	3 month LIBOR + 0.00%
50	—%	0.78%	3 month LIBOR + 0.00%
50	—%	1.79%	3 month LIBOR + 0.00%
50	—%	1.76%	3 month LIBOR + 0.00%
50	—%	1.75%	3 month LIBOR + 0.00%
100	—%	1.83%	3 month LIBOR + 0.00%
50	—%	1.65%	3 month LIBOR + 0.00%
50	—%	1.56%	3 month LIBOR + 0.00%
50	—%	1.66%	3 month LIBOR + 0.00%
50	—%	1.69%	3 month LIBOR + 0.00%

Derivative Financial Statement Impacts
The fair value of derivative financial instruments recognized in the Consolidated Balance Sheets is as follows:

(In millions)	Notional amount	Other current assets	Other noncurrent assets	Other current liabilities	Other noncurrent liabilities	Type of hedge	Term
December 31, 2021
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$1,800	$22	$29	$—	$—	Fair value	8 months to 13 years
Forward starting floating-to-fixed interest rate swaps	1,350	—	38	—	79	Cash flow	11 to 31 years
Currency exchange contracts	1,212	17	2	11	3	Cash flow	1 to 36 months
Commodity contracts	50	2	—	1	—	Cash flow	1 to 12 months
Total		$41	$69	$12	$82

Derivatives not designated as hedges
Currency exchange contracts	$5,285	$34		$9			1 to 12 months
Commodity contracts	62	1		1			1 month
Total		$35		$10

December 31, 2020
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$2,075	$2	$100	$—	$—	Fair value	6 months to 14 years
Forward starting floating-to-fixed interest rate swaps	900	—	17	—	108	Cash flow	12 to 32 years
Currency exchange contracts	946	20	6	20	1	Cash flow	1 to 36 months
Commodity contracts	24	4	—	—	—	Cash flow	1 to 12 months
Total		$26	$123	$20	$109

Derivatives not designated as hedges
Currency exchange contracts	$5,227	$43		$34			1 to 12 months
Commodity contracts	18	2		—			1 month
Total		$45		$34
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
As of December 31, 2021, the volume of outstanding commodity contracts that were entered into to hedge forecasted transactions:

Commodity	December 31, 2021		Term
Copper	9	Millions of pounds	1 to 12 months
Gold	1,402	Troy ounces	1 to 12 months
Silver	412,300	Troy ounces	1 to 12 months

The following amounts were recorded on the Consolidated Balance Sheets related to fixed-to-floating interest rate swaps:

(In millions)	Carrying amount of the hedged assets (liabilities)		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged asset (liabilities) (a)
Location on Consolidated Balance Sheets	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Long-term debt	$(2,413)	$(2,688)	$(84)	$(139)
(a) At December 31, 2021 and 2020, these amounts include the cumulative liability amount of fair value hedging adjustments remaining for which the hedge accounting has been discontinued of $33 million and $37 million, respectively.
The impact of hedging activities to the Consolidated Statements of Income is as follows:

	2021
(In millions)	Net sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$19,628	$13,293	$144

Gain (loss) on derivatives designated as cash flow hedges
Currency exchange contracts
Hedged item	$6	$—	$—
Derivative designated as hedging instrument	(6)	—	—

Commodity contracts
Hedged item	$—	$(9)	$—
Derivative designated as hedging instrument	—	9	—

Gain (loss) on derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps
Hedged item	$—	$—	$51
Derivative designated as hedging instrument	—	—	(51)

	2020
(In millions)	Net sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$17,858	$12,408	$149

Gain (loss) on derivatives designated as cash flow hedges
Currency exchange contracts
Hedged item	$13	$5	$—
Derivative designated as hedging instrument	(13)	(5)	—

Commodity contracts
Hedged item	$—	$(1)	$—
Derivative designated as hedging instrument	—	1	—

Gain (loss) on derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps
Hedged item	$—	$—	$(45)
Derivative designated as hedging instrument	—	—	45

	2019
(In millions)	Net sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$21,390	$14,338	$199

Gain (loss) on derivatives designated as cash flow hedges
Currency exchange contracts
Hedged item	$7	$(12)	$—
Derivative designated as hedging instrument	(7)	12	—

Commodity contracts
Hedged item	$—	$—	$—
Derivative designated as hedging instrument	—	—	—

Gain (loss) on derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps
Hedged item	$—	$—	$(62)
Derivative designated as hedging instrument	—	—	62

The impact of derivatives not designated as hedges to the Consolidated Statements of Income is as follows:

	Gain (loss) recognized in Consolidated Statements of Income			Consolidated Statements of Income classification
(In millions)	2021	2020	2019
Gain (loss) on derivatives not designated as hedges
Currency exchange contracts	$—	$72	$73	Interest expense - net
Commodity Contracts	11	4	—	Cost of products sold
Total	$11	$76	$73

The impact of derivative and non-derivative instruments designated as hedges to the Consolidated Statements of Income and Comprehensive Income is as follows:

	Gain (loss) recognized in other comprehensive (loss) income
(In millions)	2021	2020	2019
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	$50	$(52)	$(36)
Currency exchange contracts	(6)	(13)	3
Commodity contracts	6	5	—
Non-derivative designated as net investment hedges
Foreign currency denominated debt	240	(173)	15
Total	$290	$(233)	$(18)

	Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
(In millions)		2021	2020	2019
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	Interest expense - net	$—	$—	$—
Currency exchange contracts	Net sales and Cost of products sold	(6)	(18)	5
Commodity contracts	Cost of products sold	9	1	—
Non-derivative designated as net investment hedges
Foreign currency denominated debt	Interest expense - net	—	—	—
Total		$3	$(17)	$5

At December 31, 2021, a gain of $8 million of estimated unrealized net gains or losses associated with our cash flow hedges were expected to be reclassified to income from Accumulated other comprehensive loss within the next twelve months. These reclassifications relate to our designated foreign currency and commodity hedges that will mature in the next 12 months.

Note 16. RESTRUCTURING CHARGES
In the second quarter of 2020, Eaton decided to undertake a multi-year restructuring program to reduce its cost structure and gain efficiencies in its business segments and at corporate in order to respond to declining market conditions brought on by the COVID-19 pandemic. Since the inception of the program, the Company has incurred charges of $292 million. These restructuring activities are expected to incur additional expenses of $28 million in 2022 primarily comprised of plant closing and other costs, resulting in total estimated charges of $320 million for the entire program.
A summary of restructuring program charges is as follows:

(In millions except per share data)	2021	2020
Workforce reductions	$21	$172
Plant closing and other	57	42
Total before income taxes	78	214
Income tax benefit	18	44
Total after income taxes	$60	$170
Per ordinary share - diluted	$0.15	$0.42

Restructuring program charges related to the following segments:

(In millions)	2021	2020
Electrical Americas	$14	$18
Electrical Global	18	55
Aerospace	8	34
Vehicle	21	102
eMobility	1	1
Corporate	16	4
Total	$78	$214
A summary of liabilities related to workforce reductions, plant closing and other associated costs is as follows:

(In millions)	Workforce reductions	Plant closing and other	Total
Balance at January 1, 2020	$—	$—	$—
Liability recognized	172	42	214
Payments, utilization and translation	(33)	(39)	(72)
Balance at December 31, 2020	$139	$3	$142
Liability recognized	21	57	78
Payments, utilization and translation	(64)	(52)	(116)
Balance at December 31, 2021	$96	$8	$104
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
Electrical Americas and Electrical Global
The Electrical Americas segment consists of electrical components, industrial components, power distribution and assemblies, residential products, single phase power quality and connectivity, three phase power quality, wiring devices, circuit protection, utility power distribution, power reliability equipment, and services that are primarily produced and sold in North and South America. The Electrical Global segment consists of electrical components, industrial components, power distribution and assemblies, single phase and three phase power quality, and services that are primarily produced and sold outside of North and South America; as well as hazardous duty electrical equipment, emergency lighting, fire detection, intrinsically safe explosion-proof instrumentation, and structural support systems that are produced and sold globally. The principal markets for these segments are industrial, institutional, governmental, utility, commercial, residential and information technology. These products are used wherever there is a demand for electrical power in commercial buildings, data centers, residences, apartment and office buildings, hospitals, factories, utilities, and industrial and energy facilities. The segments share certain common global customers, but a large number of customers are located regionally. Sales are made through distributors, resellers, and manufacturers' representatives, as well as directly to original equipment manufacturers, utilities, and certain other end users.
Hydraulics
On August 2, 2021, Eaton completed the sale of the Hydraulics business to Danfoss A/S. The Hydraulics business sold hydraulics components, systems and services for industrial and mobile equipment. The Hydraulics business offered a wide range of power products including pumps, motors and hydraulic power units; a broad range of controls and sensing products including valves, cylinders and electronic controls; a full range of fluid conveyance products including industrial and hydraulic hose, fittings, and assemblies, thermoplastic hose and tubing, couplings, connectors, and assembly equipment; industrial drum and disc brakes. Historically, the principal markets for the Hydraulics business included renewable energy, marine, agriculture, oil and gas, construction, mining, forestry, utility, material handling, truck and bus, machine tools, molding, primary metals, and power generation. Key manufacturing customers in these markets and other customers were located globally. Products were sold and serviced through a variety of channels.
Aerospace
The Aerospace segment is a leading global supplier of aerospace fuel, hydraulics, and pneumatic systems for commercial and military use, as well as filtration systems for industrial applications. Products include hydraulic power generation systems for aerospace applications including pumps, motors, hydraulic power units, hose and fittings, electro-hydraulic pumps; controls and sensing products including valves, cylinders, electronic controls, electromechanical actuators, sensors, aircraft flap and slat systems and nose wheel steering systems; fluid conveyance products, including hose, thermoplastic tubing, fittings, adapters, couplings, sealing and ducting; fuel systems including air-to-air refueling systems, fuel pumps, fuel inerting products, sensors, valves, adapters and regulators; mission systems including oxygen generation system, payload carriages, and thermal management products; high performance interconnect products including wiring connectors and cables. The Aerospace segment also includes filtration systems including hydraulic filters, bag filters, strainers and cartridges; and golf grips. The principal markets for the Aerospace segment are manufacturers of commercial and military aircraft and related after-market customers, as well as industrial applications. These manufacturers and other customers operate globally. Products are sold and serviced through a variety of channels.
Vehicle
The Vehicle segment is a leader in the design, manufacture, marketing, and supply of: drivetrain, powertrain systems and critical components that reduce emissions and improve fuel economy, stability, performance, and safety of cars, light trucks, and commercial vehicles. Products include transmissions and transmission components, clutches, hybrid power systems, superchargers, engine valves and valve actuation systems, locking and limited slip differentials, transmission controls, and fuel vapor components for the global vehicle industry. The principal markets for the Vehicle segment are original equipment manufacturers and aftermarket customers of heavy-, medium-, and light-duty trucks, SUVs, CUVs, passenger cars and agricultural equipment.

eMobility
The eMobility segment designs, manufactures, markets, and supplies mechanical, electrical, and electronic components and systems that improve the power management and performance of both on-road and off-road vehicles. Products include high voltage inverters, converters, fuses, onboard chargers, circuit protection units, vehicle controls, power distribution, fuel tank isolation valves, and commercial vehicle hybrid systems. The principle markets for the eMobility segment are original equipment manufacturers and aftermarket customers of passenger cars, commercial vehicles, and construction, agriculture, and mining equipment.
Other Information
No single customer represented greater than 10% of net sales in 2021, 2020 or 2019, respectively.
The accounting policies of the business segments are generally the same as the policies described in Note 1, except that, as described further in the following paragraph, certain items are not allocated to the businesses. Intersegment sales and transfers are accounted for at the same prices as if the sales and transfers were made to third parties. These intersegment sales are eliminated in consolidation. Operating profit includes the operating profit from intersegment sales.
Corporate includes all the Company's amortization of intangible assets, interest expense-net and restructuring program costs (Note 16) and the non-service cost portion of pensions and other postretirement benefits expense. Other expense-net includes all the Company's costs associated with acquisitions, divestitures, and gains and losses on the sale of certain businesses and other items that are of a corporate or functional governance nature. For purposes of business segment performance measurement, a portion of corporate costs, excluding amortization of intangibles assets, acquisition integration and divestiture costs, and restructuring program charges, are allocated to the businesses. These allocations are periodically adjusted to pass on year-over-year cost savings or increases to the businesses in a manner that is consistent with how the chief operating decision maker assesses performance. Identifiable assets of the business segments exclude goodwill, other intangible assets, and general corporate assets, which principally consist of certain cash, short-term investments, deferred income taxes, certain accounts receivable, certain property, plant and equipment, and certain other assets.

Business Segment Information

(In millions)	2021	2020	2019
Net sales
Electrical Americas	$7,242	$6,680	$8,175
Electrical Global	5,516	4,703	5,172
Hydraulics	1,300	1,842	2,204
Aerospace	2,648	2,223	2,480
Vehicle	2,579	2,118	3,038
eMobility	343	292	321
Total net sales	$19,628	$17,858	$21,390

Segment operating profit (loss)
Electrical Americas	$1,495	$1,352	$1,549
Electrical Global	1,034	750	897
Hydraulics	177	186	193
Aerospace	580	414	595
Vehicle	449	243	460
eMobility	(29)	(8)	17
Total segment operating profit	3,706	2,937	3,711

Corporate
Intangible asset amortization expense	(444)	(354)	(367)
Interest expense - net	(144)	(149)	(199)
Pension and other postretirement benefits income (expense)	65	(40)	(12)
Restructuring program charges	(78)	(214)	—
Other expense - net	(209)	(434)	(542)
Income before income taxes	2,896	1,746	2,591
Income tax expense	750	331	378
Net income	2,146	1,415	2,213
Less net income for noncontrolling interests	(2)	(5)	(2)
Net income attributable to Eaton ordinary shareholders	$2,144	$1,410	$2,211

(In millions)	2021	2020	2019
Identifiable assets
Electrical Americas	$3,002	$2,333	$2,360
Electrical Global	2,579	2,334	2,319
Hydraulics	—	—	1,293
Aerospace	1,729	1,363	1,562
Vehicle	1,985	1,950	2,145
eMobility	220	180	141
Total identifiable assets	9,515	8,160	9,820
Goodwill	14,751	12,903	13,456
Other intangible assets	5,855	4,175	4,638
Corporate	3,906	4,099	3,514
Assets held for sale	—	2,487	1,377
Total assets	$34,027	$31,824	$32,805

Capital expenditures for property, plant and equipment
Electrical Americas	$180	$95	$160
Electrical Global	120	71	106
Hydraulics	34	41	80
Aerospace	78	59	61
Vehicle	112	77	127
eMobility	27	24	8
Total	551	367	542
Corporate	24	22	45
Total expenditures for property, plant and equipment	$575	$389	$587

Depreciation of property, plant and equipment
Electrical Americas	$105	$101	$118
Electrical Global	97	94	93
Hydraulics	—	—	58
Aerospace	69	53	37
Vehicle	95	98	102
eMobility	8	6	5
Total	374	352	413
Corporate	52	56	52
Total depreciation of property, plant and equipment	$426	$408	$465

Geographic Region Information
Net sales are measured based on the geographic destination of sales. Long-lived assets consist of property, plant and equipment - net.

(In millions)	2021	2020	2019
Net sales
United States	$10,868	$10,044	$12,336
Canada	797	757	941
Latin America	1,160	939	1,312
Europe	4,276	3,818	4,311
Asia Pacific	2,527	2,300	2,490
Total	$19,628	$17,858	$21,390

Long-lived assets
United States	$1,593	$1,510	$1,821
Canada	25	25	24
Latin America	277	249	316
Europe	701	738	797
Asia Pacific	468	442	538
Total	$3,064	$2,964	$3,496

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Amounts are in millions of dollars or shares unless indicated otherwise (per share data assume dilution).
COMPANY OVERVIEW
Eaton Corporation plc (Eaton or the Company) is an intelligent power management company dedicated to improving the quality of life and protecting the environment for people everywhere. We are guided by our commitment to do business right, to operate sustainably and to help our customers manage power – today and well into the future. By capitalizing on the global growth trends of electrification and digitalization, we're accelerating the planet's transition to renewable energy, helping to solve the world's most urgent power management challenges, and doing what's best for our stakeholders and all of society.
Eaton’s businesses are well-positioned to take advantage of secular growth trends related to the energy transition from fossil fuels to renewables. We are responding to these trends by innovating solutions that transform the electrical power value chain, investing in electrical vehicle markets, increasing our focus on electrification, and employing digital technologies for power management. The Company’s innovations are expected to enable the integration of renewables and sustainability solutions, with new types of equipment, services, and software. These strategic focus areas are an important part of our response to climate change.
Founded in 1911, Eaton has been listed on the New York Stock Exchange for nearly a century. We reported revenues of $19.6 billion in 2021 and serve customers in more than 170 countries.

Portfolio Changes
The Company continues to actively manage its portfolio of businesses to deliver on its strategic objectives. The Company is focused on deploying its capital toward businesses that provide opportunities for above-market growth, strong returns, and align with secular trends and its power management strategies. Over the last three years, Eaton has completed a number of transactions to strengthen its portfolio.

Acquisitions of businesses and investments in associate companies	Date of acquisition	Business segment
Ulusoy Elektrik Imalat Taahhut ve Ticaret A.S.	April 15, 2019	Electrical Global
93.7 percent controlling interest in a leading manufacturer of electrical switchgear with a primary focus on medium voltage solutions for industrial and utility customers.

Innovative Switchgear Solutions, Inc.	July 19, 2019	Electrical Americas
A specialty manufacturer of medium-voltage electrical equipment serving the North American utility, commercial and industrial markets.

Souriau-Sunbank Connection Technologies	December 20, 2019	Aerospace
A global leader in highly engineered electrical interconnect solutions for harsh environments in the aerospace, defense, industrial, energy, and transport markets.

Power Distribution, Inc.	February 25, 2020	Electrical Americas
A leading supplier of mission critical power distribution, static switching, and power monitoring equipment and services for data centers and industrial and commercial customers.

Tripp Lite	March 17, 2021	Electrical Americas
A leading supplier of power quality products and connectivity solutions including single-phase uninterruptible power supply systems, rack power distribution units, surge protectors, and enclosures for data centers, industrial, medical, and communications markets in the Americas.

Green Motion SA	March 22, 2021	Electrical Global
A leading designer and manufacturer of electric vehicle charging hardware and related software.

HuanYu High Tech	March 29, 2021	Electrical Global
A 50 percent stake in HuanYu High Tech, a subsidiary of HuanYu Group that manufactures and markets low-voltage circuit breakers and contactors in China, and throughout the Asia-Pacific region.

Cobham Mission Systems	June 1, 2021	Aerospace
A leading manufacturer of air-to-air refueling systems, environmental systems, and actuation primarily for defense markets.

Jiangsu YiNeng Electric's busway business	June 25, 2021	Electrical Global
A 50 percent stake in Jiangsu YiNeng Electric's busway business which manufactures and markets busway products in China.

Royal Power Solutions	January 5, 2022	eMobility
A manufacturer of high-precision electrical connectivity components used in electric vehicle, energy management, industrial and mobility markets.

Divestitures of businesses	Date of divestiture	Business segment
Automotive Fluid Conveyance business	December 31, 2019	Vehicle

Lighting business	March 2, 2020	Electrical Americas

Hydraulics business	August 2, 2021	Hydraulics
Additional information related to acquisitions and divestitures of businesses is presented in Note 2.

Restructuring
In the second quarter of 2020, Eaton decided to undertake a multi-year restructuring program to reduce its cost structure and gain efficiencies in its business segments and at corporate in order to respond to declining market conditions brought on by the COVID-19 pandemic. Since the inception of the program, the Company has incurred charges of $292 million. These restructuring activities are expected to incur additional expenses of $28 million in 2022 primarily comprised of plant closing and other costs, resulting in total estimated charges of $320 million for the entire program. The projected mature year savings from these restructuring actions are expected to be $230 million when fully implemented in 2023. Additional information related to this restructuring is presented in Note 16.
Summary of Results of Operations
A summary of Eaton’s Net sales, Net income attributable to Eaton ordinary shareholders, and Net income per share attributable to Eaton ordinary shareholders - diluted is as follows:

(In millions except for per share data)	2021	2020	2019
Net sales	$19,628	$17,858	$21,390
Net income attributable to Eaton ordinary shareholders	2,144	1,410	2,211
Net income per share attributable to Eaton ordinary shareholders - diluted	$5.34	$3.49	$5.25
During 2019, the Company’s results of operations were impacted by negative currency translation and weaker than expected growth in the Company’s end markets, particularly in the second half of 2019. Despite the declining market conditions and unfavorable impact of currency translation, the Company generated solid operating margins and Net income per ordinary share.
During 2020, the Company's results of operations were impacted by the COVID-19 pandemic. Organic sales were down 11% in 2020 primarily due to the impact from the COVID-19 pandemic. The divestitures of the Lighting and Automotive Fluid Conveyance businesses reduced sales, which was partially offset by growth from the acquisitions of Souriau-Sunbank Connection Technologies (Souriau-Sunbank) and Power Distribution, Inc.
During 2021, the Company's organic sales increased 10% as end-markets and regions served by our business segments have largely recovered from the negative impact of the COVID-19 pandemic. Our Electrical Global, Vehicle and eMobility business segments all realized organic growth greater than 10% during the year. This level of organic growth was achieved despite supply chain constraints limiting the availability of materials in select businesses, travel restrictions continuing to impact commercial aviation, and reduced production levels at our customers leading to historic low vehicle inventory. Additionally, over the past several years, Eaton has completed a number of transactions to add higher growth, better margin businesses to its portfolio. These portfolio updates, along with continued improvements in supply chains and recovery of the Aerospace and Vehicle markets from the pandemic, have the Company better aligned with secular growth trends and well positioned for expected further growth.

COVID-19
The Company has been impacted by the COVID-19 pandemic in select markets and industries. As a result, our businesses have been focused on cost control measures where appropriate to offset the volume declines we experienced in addition to executing on our multi-year restructuring program we decided to undertake in the second quarter of 2020. In 2021, the Company has seen broad-based strength in its end-markets and regions as our businesses have largely recovered from the negative impact of the COVID-19 pandemic. However as global economies recover, many of our businesses have been impacted by supply chain disruptions, inflation and labor shortages. Additionally, our Aerospace business segment continues to see some softness in demand due to the impact of continued travel restrictions on commercial aviation, particularly in international travel.
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

Acquisition and Divestiture Charges
Eaton incurs integration charges and transaction costs to acquire and integrate businesses, and transaction, separation and other costs to divest and exit businesses. Eaton also recognizes gains and losses on the sale of businesses. A summary of these Corporate items is as follows:

(In millions except for per share data)	2021	2020	2019
Acquisition integration, divestiture charges and transactions costs	$349	$288	$198
Gain on the sale of the Hydraulics and Lighting businesses	(617)	(221)	—
Total charges (income) before income taxes	(268)	67	198
Income tax expense (benefit)	362	66	(24)
Total after income taxes	$94	$133	$174
Per ordinary share - diluted	$0.23	$0.33	$0.42
Acquisition integration, divestiture charges and transaction costs in 2021 are primarily related to the divestiture of the Hydraulics business, the acquisitions of Tripp Lite, Cobham Mission Systems, Souriau-Sunbank Connection Technologies, and Ulusoy Elektrik Imalat Taahhut ve Ticaret A.S., and other charges to acquire and exit businesses including certain indemnity claims associated with the sale of 50% interest in the commercial vehicle automated transmission business in 2017. Charges in 2020 are primarily related to the divestitures of the Hydraulics business and the Lighting business, the acquisitions of Souriau-Sunbank, Ulusoy Elektrik, and Power Distribution, Inc., and other charges to exit businesses. Charges in 2019 related to the divestiture of the Lighting business, the acquisitions of Ulusoy Elektrik, ISG, and Souriau-Sunbank, the loss on the sale of the Automotive Fluid Conveyance business, and other charges to exit businesses. These charges were included in Cost of products sold, Selling and administrative expense, Research and development expense, Interest expense - net, or Other expense - net. In Business Segment Information in Note 17, the charges were included in Other expense - net.
Intangible Asset Amortization Expense
Intangible asset amortization expense is as follows:

(In millions except for per share data)	2021	2020	2019
Intangible asset amortization expense	$444	$354	$367
Income tax benefit	83	82	84
Total after income taxes	$361	$272	$283
Per ordinary share - diluted	$0.90	$0.67	$0.67

Consolidated Financial Results

(In millions except for per share data)	2021	Change from 2020	2020	Change from 2019	2019
Net sales	$19,628	10%	$17,858	(17)%	$21,390
Gross profit	6,335	16%	5,450	(23)%	7,052
Percent of net sales	32.3%		30.5%		33.0%
Income before income taxes	2,896	66%	1,746	(33)%	2,591
Net income	2,146	52%	1,415	(36)%	2,213
Less net income for noncontrolling interests	(2)		(5)		(2)
Net income attributable to Eaton ordinary shareholders	2,144	52%	1,410	(36)%	2,211
Excluding acquisition and divestiture charges, after-tax	94		133		174
Excluding restructuring program charges, after-tax	60		170		—
Excluding intangible asset amortization expense, after-tax	361		272		283
Adjusted earnings	$2,659	34%	$1,985	(26)%	$2,668

Net income per share attributable to Eaton ordinary shareholders - diluted	$5.34	53%	$3.49	(34)%	$5.25
Excluding per share impact of acquisition and divestiture charges, after-tax	0.23		0.33		0.42
Excluding per share impact of restructuring program charges, after-tax	0.15		0.42		—
Excluding per share impact of intangible asset amortization expense, after-tax	0.90		0.67		0.67
Adjusted earnings per ordinary share	$6.62	35%	$4.91	(23)%	$6.34
Net Sales

Changes in Net sales are summarized as follows:
	2021	2020
Organic growth	10%	(11)%
Acquisitions of businesses	5%	2%
Divestitures of businesses	(6)%	(7)%
Foreign currency	1%	(1)%
Total increase (decrease) in Net sales	10%	(17)%
Organic sales increased 10% in 2021 due to broad-based strength in end-markets and regions as our business segments have largely recovered from the negative impact of the COVID-19 pandemic. This organic growth was achieved despite the supply chain constraints experienced by the Electrical Americas business segment, and customers of the Vehicle and eMobility business segments also experienced supply chain constraints leading to reduced production levels. Additionally, organic sales in the Aerospace business segment continued to be impacted by travel restrictions from the COVID-19 pandemic on commercial aviation. The decrease in organic sales in 2020 was primarily due to the impact from the COVID-19 pandemic, with lower sales in all business segments.
The acquisitions of Tripp Lite and Cobham Mission Systems increased sales in 2021, while the divestitures of the Hydraulics and Lighting businesses reduced sales.
Gross Profit
Gross profit margin increased from 30.5% in 2020 to 32.3% in 2021 primarily due to higher sales volumes and savings from restructuring actions. Organic sales volumes improved in the Electrical Americas, Electrical Global, and Vehicle business segments, and declined in the Aerospace business segment. Gross profit also improved due to the net impact of the acquisitions of Tripp Lite and Cobham Mission Systems and the divestiture of the Hydraulics business. Conversely, commodity and logistics inflation had an unfavorable impact on gross margin during 2021. Gross profit margin decreased from 33.0% in 2019 to 30.5% in 2020 primarily due to the impact from the COVID-19 pandemic, with lower sales in all business segments.

Income Taxes
During 2021, income tax expense of $750 million was recognized (an effective tax rate of 25.9%) compared to income tax expense of $331 million in 2020 (an effective tax rate of 19.0%) and income tax expense of $378 million in 2019 (an effective tax rate of 14.6%). The increase in the effective tax rate from 19.0% in 2020 to 25.9% in 2021 was primarily due to the tax expense on the gain from the sale of the Hydraulics business in 2021 discussed in Note 2. The increase in the effective tax rate from 14.6% in 2019 to 19.0% in 2020 was primarily due to the tax expense on the gain from the sale of the Lighting business in 2020 discussed in Note 2, partially offset by a tax benefit on the restructuring charges discussed in Note 16. Additionally, see Note 11 for income tax rate reconciliations from Ireland's national statutory rate to the consolidated effective rate.
Net Income
Net income attributable to Eaton ordinary shareholders of $2,144 million in 2021 increased 52% compared to $1,410 million in 2020. Net income in 2021 and 2020 included after-tax gains of $197 million on the sale of the Hydraulics business and $91 million on the sale of the Lighting business, respectively. Excluding these gains, the increase in 2021 net income was primarily due to higher gross profit and lower restructuring program charges, partially offset by higher income tax expense, acquisition and divestiture charges, and intangible asset amortization expense. Net income attributable to Eaton ordinary shareholders of $1,410 million in 2020 decreased 36% compared to $2,211 million in 2019. Net income in 2020 included an after-tax gain of $91 million on the sale of the Lighting business. The decrease in 2020 net income was primarily due to lower sales volumes as a result of the COVID-19 pandemic.
Net income per ordinary share increased to $5.34 in 2021 compared to $3.49 in 2020. Net income per ordinary share in 2021 and 2020 included $0.49 and $0.22 from the sale of the Hydraulics and Lighting businesses, respectively. Excluding these gains, the increase in Net income per ordinary share in 2021 was due to higher Net income attributable to Eaton ordinary shareholders and the impact of the Company's share repurchases over the past two years. Net income per ordinary share decreased to $3.49 in 2020 compared to $5.25 in 2019. The decrease in Net income per ordinary share in 2020 was due to lower Net income attributable to Eaton ordinary shareholders, adjusted for the impact of the Company's share repurchases over the past few years.
Adjusted Earnings
Adjusted earnings of $2,659 million in 2021 increased 34% compared to Adjusted earnings of $1,985 million in 2020. The increase in Adjusted earnings in 2021 was primarily due to higher Net income attributable to Eaton ordinary shareholders, adjusted for acquisition and divestiture charges, restructuring program charges, and intangible asset amortization expense. Adjusted earnings of $1,985 million in 2020 decreased 26% compared to Adjusted Earnings of $2,668 million in 2019. The decrease in Adjusted earnings in 2020 was primarily due to lower Net income attributable to Eaton ordinary shareholders, adjusted for acquisition and divestiture charges, and restructuring program charges.
Adjusted earnings per ordinary share increased to $6.62 in 2021 compared to $4.91 in 2020. The increase in Adjusted earnings per ordinary share in 2021 was due to higher Adjusted earnings and the impact of the Company's share repurchases over the past two years. Adjusted earnings per ordinary share decreased to $4.91 in 2020 compared to $6.34 in 2019. The decrease in Adjusted earnings per ordinary share in 2020 was due to lower Adjusted earnings, adjusted for the impact of the Company's share repurchases over the past few years.

Business Segment Results of Operations
The following is a discussion of Net sales, operating profit and operating profit margin by business segment.
Electrical Americas

(In millions)	2021	Change from 2020	2020	Change from 2019	2019
Net sales	$7,242	8%	$6,680	(18)%	$8,175

Operating profit	$1,495	11%	$1,352	(13)%	$1,549
Operating margin	20.6%		20.2%		18.9%

Changes in Net sales are summarized as follows:
	2021		2020
Organic growth	5%		(2)%
Acquisitions of Tripp Lite, Power Distribution, Inc., and Innovative Switchgear Solutions, Inc.	7%		1%
Divestiture of the Lighting business	(4)%		(17)%
Total increase (decrease) in Net sales	8%		(18)%
The increase in organic sales in 2021 was primarily due to broad-based strength in end-markets as they have largely recovered from the COVID-19 pandemic with particular strength in residential and data centers, partially offset by weakness in sales to utilities. This organic growth was achieved despite the supply chain constraints experienced by the Electrical Americas business segment during 2021, which had a negative impact on Net sales. The decrease in organic sales in 2020 was primarily driven by the impact of the COVID-19 pandemic, partially offset by growth in residential, data center, and utility end-markets.
The operating margin increased from 20.2% in 2020 to 20.6% in 2021 primarily due to higher organic sales volumes, the favorable net impact of an acquisition and a divestiture, and savings from restructuring actions. Conversely, commodity and logistics inflation had an unfavorable impact on the operating margin. The operating margin increased from 18.9% in 2019 to 20.2% in 2020 primarily due to the favorable impact from the divestiture of the Lighting business and cost containment actions to counteract the impact of the COVID-19 pandemic, partially offset by lower volumes.
Electrical Global

(In millions)	2021	Change from 2020	2020	Change from 2019	2019
Net sales	$5,516	17%	$4,703	(9)%	$5,172

Operating profit	$1,034	38%	$750	(16)%	$897
Operating margin	18.7%		15.9%		17.3%

Changes in Net sales are summarized as follows:
	2021		2020
Organic growth	15%		(9)%
Foreign currency	2%		—%
Total increase (decrease) in Net sales	17%		(9)%
The increase in organic sales in 2021 was primarily due to broad-based strength in end-markets as they have largely recovered from the COVID-19 pandemic. The decrease in organic sales in 2020 was primarily driven by the impact of the COVID-19 pandemic, with particular weakness in global oil and gas markets and industrial applications.
The operating margin increased from 15.9% in 2020 to 18.7% in 2021 primarily due to higher sales volumes and savings from restructuring actions, partially offset by commodity and logistics inflation. The operating margin decreased from 17.3% in 2019 to 15.9% in 2020 primarily due to lower sales volumes and unfavorable product mix, partially offset by cost containment actions to mitigate the impact of the COVID-19 pandemic.

Hydraulics

(In millions)	2021	2020	Change from 2019	2019
Net sales	$1,300	$1,842	(16)%	$2,204

Operating profit	$177	$186	(4)%	$193
Operating margin	13.6%	10.1%		8.8%

Changes in Net sales are summarized as follows:
		2020
Organic growth		(15)%
Foreign currency		(1)%
Total decrease in Net sales		(16)%
On August 2, 2021, Eaton completed the sale of the Hydraulics business segment. As a result, net sales and operating profit for 2021 are not directly comparable to 2020, since 2021 only includes the results of the Hydraulics business through the date of the sale.
The decrease in organic sales in 2020 was primarily due to the impact from the COVID-19 pandemic, with weakness at both OEMs and distributors globally.
The operating margin increased from 8.8% in 2019 to 10.1% in 2020 primarily due to depreciation expense no longer being charged as a result of the business being classified as held for sale as discussed in Note 2 and cost containment actions to counteract the impact of the COVID-19 pandemic, partially offset by lower sales volumes.
Aerospace

(In millions)	2021	Change from 2020	2020	Change from 2019	2019
Net sales	$2,648	19%	$2,223	(10)%	$2,480

Operating profit	$580	40%	$414	(30)%	$595
Operating margin	21.9%		18.6%		24.0%

Changes in Net sales are summarized as follows:
	2021		2020
Organic growth	(2)%		(22)%
Acquisitions of Cobham Mission Systems and Souriau-Sunbank	20%		12%
Foreign currency	1%		—%
Total increase (decrease) in Net sales	19%		(10)%
The decrease in organic sales in 2021 was primarily due to the impact of continued travel restrictions from the COVID-19 pandemic on commercial aviation and weakness in military aftermarket. The decrease in organic sales in 2020 was primarily due to the impact of the COVID-19 pandemic on commercial aviation, partially offset by growth in military sales.
The operating margin increased from 18.6% in 2020 to 21.9% in 2021 primarily due to the acquisition of Cobham Mission Systems and savings from restructuring actions, partially offset by lower organic sales volumes. The operating margin decrease from 24.0% in 2019 to 18.6% in 2020 primarily due to lower sales volumes and the acquisition of Souriau-Sunbank, partially offset by cost containment actions to mitigate the impact of the COVID-19 pandemic.

Vehicle

(In millions)	2021	Change from 2020	2020	Change from 2019	2019
Net sales	$2,579	22%	$2,118	(30)%	$3,038

Operating profit	$449	85%	$243	(47)%	$460
Operating margin	17.4%		11.5%		15.1%

Changes in Net sales are summarized as follows:
	2021		2020
Organic growth	21%		(24)%
Divestiture of Automotive Fluid Conveyance business	—%		(4)%
Foreign currency	1%		(2)%
Total increase (decrease) in Net sales	22%		(30)%
The increase in organic sales in 2021 was primarily due to strength in all regions compared to 2020 which was significantly impacted by plant shutdowns due to the COVID-19 pandemic. This organic growth was achieved despite the Vehicle business segment's organic sales being negatively impacted in 2021 as a result of its customers experiencing supply chain constraints leading to reduced production levels and historic low vehicle inventory. The decrease in organic sales in 2020 was driven by plant shutdowns in the second quarter of 2020, lower Class 8 OEM production, and weakness in light vehicle sales primarily due to the impact from the COVID-19 pandemic.
The operating margin increased from 11.5% in 2020 to 17.4% in 2021 primarily due to higher sales volumes and savings from restructuring actions, partially offset by commodity and logistics inflation. The operating margin decreased from 15.1% in 2019 to 11.5% in 2020 primarily due to lower sales volumes, partially offset by cost containment actions to mitigate the impact of the COVID-19 pandemic.
eMobility

(In millions)	2021	Change from 2020	2020	Change from 2019	2019
Net sales	$343	17%	$292	(9)%	$321

Operating profit (loss)	$(29)	(263)%	$(8)	(147)%	$17
Operating margin	(8.5)%		(2.7)%		5.3%

Changes in Net sales are summarized as follows:
	2021		2020
Organic growth	16%		(9)%
Foreign currency	1%		—%
Total increase (decrease) in Net sales	17%		(9)%
The increase in organic sales in 2021 was primarily due to strength in North American and Asia Pacific regions compared to 2020 which was significantly impacted by plant shutdowns due to the COVID-19 pandemic. This organic growth was achieved despite the eMobility business segment's organic sales being negatively impacted in 2021 as a result of its customers experiencing supply chain constraints leading to reduced production levels. The decrease in organic sales in 2020 was primarily due to the impact from the COVID-19 pandemic, with particular weakness in the legacy internal combustion engine platforms.
The operating margin decreased from negative 2.7% in 2020 to negative 8.5% in 2021 primarily due to increased research and development costs and manufacturing start-up costs associated with new electric vehicle programs, and commodity and logistics inflation, partially offset by higher sales volumes. The operating margin decreased from 5.3% in 2019 to negative 2.7% in 2020 primarily due to lower sales volumes and increased research and development costs.

Corporate Expense

(In millions)	2021	Change from 2020	2020	Change from 2019	2019
Intangible asset amortization expense	$444	25%	$354	(4)%	$367
Interest expense - net	144	(3)%	149	(25)%	199
Pension and other postretirement benefits (income) expense	(65)	(263)%	40	233%	12
Restructuring program charges	78	(64)%	214	NM	—
Other expense - net	209	(52)%	434	(20)%	542
Total corporate expense	$810	(32)%	$1,191	6%	$1,120
Total corporate expense was $810 million in 2021 compared to Total corporate expense of $1,191 million in 2020. The decrease in Total corporate expense was primarily due to lower Other expense - net, lower Restructuring program charges, and the favorable impact of the freeze on the Company's United States pension plans, partially offset by higher Intangible asset amortization expense due to acquisitions of businesses. The decrease in Other expense - net is primarily due to the 2021 gain on sale of the Hydraulics business exceeding the 2020 gain on the sale of the Lighting business by $396 million. This decrease was partially offset by higher acquisition and divestiture charges and higher other corporate expenses due to the removal of the temporary cost containment actions taken during 2020 to mitigate the impact of the COVID-19 pandemic. Total corporate expense was $1,191 million in 2020 compared to Total Corporate expense of $1,120 million in 2019. The increase in Total corporate expense was primarily due to higher Restructuring program charges, partially offset by lower Other expense - net. The decrease in Other expense - net is primarily due to the 2020 gain on the sale of the Lighting business, partially offset by higher acquisition and divestiture charges.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
Liquidity and Financial Condition
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
On October 4, 2021, the Company replaced its existing $500 million 364-day revolving credit facility, $750 million five-year revolving credit facility, $500 million four-year revolving credit facility, and $750 million five-year revolving credit facility, with a new $500 million 364-day revolving credit facility and a new $2,000 million five-year revolving credit facility that will expire on October 4, 2026. The revolving credit facilities totaling $2,500 million are used to support commercial paper borrowings and are fully and unconditionally guaranteed by Eaton and certain of its direct and indirect subsidiaries on an unsubordinated, unsecured basis. There were no borrowings outstanding under Eaton’s revolving credit facilities at December 31, 2021. The Company maintains access to the commercial paper markets through its $2,500 million commercial paper program, of which none was outstanding on December 31, 2021. In addition to the revolving credit facilities, the Company also had available lines of credit of $972 million from various banks primarily for the issuance of letters of credit, of which there was $335 million outstanding at December 31, 2021.
Eaton received proceeds of $1.4 billion from the sale of its Lighting business in 2020 and $3.1 billion from the sale of its Hydraulics business in 2021. The Company paid $4.45 billion to acquire Tripp Lite and Cobham Mission Systems in 2021.
Over the course of a year, cash, short-term investments, and short-term debt may fluctuate in order to manage global liquidity. As of December 31, 2021 and 2020, Eaton had cash of $297 million and $438 million, short-term investments of $271 million and $664 million, and short-term debt of $13 million and $1 million, respectively. Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, availability under existing revolving credit facilities, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business, fund capital expenditures and acquisitions of businesses, as well as scheduled payments of long-term debt.
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

Cash Flows
A summary of cash flows is as follows:

(In millions)	2021	Change from 2020	2020	Change from 2019	2019
Net cash provided by operating activities	$2,163	$(781)	$2,944	$(507)	$3,451
Net cash provided by (used in) investing activities	(1,764)	(2,161)	397	2,263	(1,866)
Net cash used in financing activities	(535)	2,723	(3,258)	(1,764)	(1,494)
Effect of currency on cash	(5)	10	(15)	(11)	(4)
Total increase (decrease) in cash	$(141)		$68		$87
Operating Cash Flow
Net cash provided by operating activities decreased by $781 million in 2021 compared to 2020. The decrease in net cash provided by operating activities in 2021 was primarily due to higher working capital balances to support the Company’s organic growth as our business segments have largely recovered from the negative impact of the COVID-19 pandemic, taxes paid on the sale of the Hydraulics business, and a $200 million pension contribution to Eaton's U.S. qualified pension plan in 2021.
Net cash provided by operating activities decreased by $507 million in 2020 compared to 2019. The decrease in net cash provided by operating activities in 2020 was driven by lower net income, partially offset by lower working capital balances compared to 2019.
Investing Cash Flow
Net cash used in investing activities increased by $2,161 million in 2021 compared to 2020. The increase in the use of cash was primarily driven by cash paid in 2021 for business acquisitions of $4,500 million compared to cash paid in 2020 for business acquisitions of $200 million, partially offset by proceeds received in 2021 from the sale of Hydraulics business of $3,129 million compared to proceeds received in 2020 from the sale of the Lighting business of $1,408 million, and net sales of short-term investments of $379 million in 2021 compared to net purchases of $441 million in 2020. Capital expenditures were $575 million in 2021 compared to $389 million in 2020.
Net cash provided by investing activities increased by $2,263 million in 2020 compared to 2019. The increase in the source of cash was primarily driven by proceeds from the sale of the Lighting business and lower cash paid for business acquisitions, partially offset by net purchases of short-term investments of $441 million in 2020 compared to net purchases of $70 million in 2019. Capital expenditures were $389 million in 2020 compared to $587 million in 2019.
Financing Cash Flow
Net cash used in financing activities decreased by $2,723 million in 2021 compared to 2020. The decrease in the use of cash was primarily due to higher proceeds from borrowings of $1,798 million in 2021 compared to no proceeds from borrowings in 2020, lower share repurchases of $122 million in 2021 compared to $1,608 million in 2020, and net proceeds of short-term debt of $20 million in 2021 compared to net payments of $254 million in 2020, partially offset by higher payments on borrowings of $1,013 million in 2021 compared to $249 million in 2020.
Net cash used in financing activities increased by $1,764 million in 2020 compared to 2019. The increase in the use of cash was primarily due to no proceeds from borrowings in 2020 compared to $1,232 million in 2019 and higher share repurchases of $1,608 million in 2020 compared to $1,029 million in 2019.
Uses of Cash
Purchases of Goods and Services
The Company purchases goods and services in the normal course of business based on expected usage. For certain purchases, the Company enters into purchase obligations with various vendors, which include short-term and long-term commitments for purchases of raw materials, outstanding non-cancelable purchase orders, releases under blanket purchase orders, and commitments under ongoing service arrangements. As of December 31, 2021, the Company has purchase obligations to support the operation of its business similar to those included in historical cash flow trends.
Capital Expenditures
Capital expenditures were $575 million, $389 million, and $587 million in 2021, 2020 and 2019, respectively. Eaton expects approximately $650 million in capital expenditures in 2022.

Dividends
Cash dividend payments were $1,219 million, $1,175 million, and $1,201 million for 2021, 2020 and 2019, respectively. On February 23, 2022, Eaton's Board of Directors declared a quarterly dividend of $0.81 per ordinary share, a 7% increase over the dividend paid in the fourth quarter of 2021. The dividend is payable on March 31, 2022 to shareholders of record on March 11, 2022. Payment of quarterly dividends in the future depends upon the Company’s ability to generate net income and operating cash flows, among other factors, and is subject to declaration by the Eaton Board of Directors. The Company intends to continue to pay quarterly dividends in 2022.
Share Repurchases
On February 27, 2019, the Board of Directors adopted a share repurchase program for share repurchases up to $5.0 billion of ordinary shares (2019 Program). Under the 2019 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During 2021 and 2020, 0.9 million and 17.1 million ordinary shares, respectively, were repurchased under the 2019 Program in the open market at a total cost of $122 million and $1,608 million, respectively. The Company will continue to pursue share repurchases in 2022 depending on market conditions and capital levels. On February 23, 2022, the Board renewed the 2019 Program by providing authority for up to $5.0 billion in repurchases to be made during the three-year period commencing on that date (2022 Program).
Acquisition of Businesses
The Company paid cash of $4,500 million, $200 million, and $1,180 million to acquire businesses in 2021, 2020 and 2019, respectively. The Company will continue to focus on deploying its capital toward businesses that provide opportunities for higher growth and strong returns, and align with secular trends and its power management strategies.
Debt
The Company manages a number of short-term and long-term debt instruments, including commercial paper. For additional information on financing transactions and debt, see Note 8.
Leases
See Note 7 for maturities of lease liabilities.
Unrecognized Income Tax Benefits
At December 31, 2021, the gross unrecognized income tax benefits totaled $1,120 million and interest and penalties were $128 million. Eaton cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities. For additional information about income taxes see Note 11.
Defined Benefits Plans
Pension Plans
During 2021, the fair value of plan assets in the Company’s employee pension plans increased $319 million to $5,919 million at December 31, 2021. The increase in plan assets was primarily due to strong returns on plan assets and the Company's contributions to the pension plans. At December 31, 2021, the net unfunded position of $678 million in pension liabilities consisted of $819 million in plans that have no funding requirements and $97 million in plans that require funding, partially offset by $59 million in the U.S. qualified pension plan that is overfunded and $179 million in all other plans that are overfunded.
Funding requirements are a major consideration in making contributions to Eaton’s pension plans. With respect to the Company’s pension plans worldwide, the Company intends to contribute annually not less than the minimum required by applicable law and regulations. In 2021, $343 million was contributed to the pension plans. The Company anticipates making $114 million of contributions to certain pension plans during 2022. The funded status of the Company’s pension plans at the end of 2022, and future contributions, will depend primarily on the actual return on assets during the year and the discount rate used to calculate certain benefits at the end of the year. For additional information about pension plans see Note 9.

Supply Chain Finance Program
The Company negotiates payment terms directly with its suppliers for the purchase of goods and services. In addition, a third-party financial institution offers a voluntary supply chain finance (SCF) program that enables certain of the Company’s suppliers, at the supplier’s sole discretion, to sell receivables due from the Company to the financial institution on terms directly negotiated with the financial institution. If a supplier elects to participate in the SCF program, the supplier decides which invoices are sold to the financial institution and the Company has no economic interest in a supplier’s decision to sell an invoice. The SCF program does not have a significant impact on the Company’s liquidity as payments by the Company to participating suppliers are paid to the financial institution on the invoice due date, regardless of whether an individual invoice is sold by the supplier to the financial institution. The amounts due to the financial institution for suppliers that participate in the SCF program are included in Accounts payable on the Company’s Consolidated Balance Sheets, and the associated payments are included in operating activities on the Consolidated Statements of Cash Flows. At  December 31, 2021 and 2020, Accounts payable included $151 million and $15 million, respectively, payable to suppliers that have elected to participate in the SCF program.
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
Substantially all of the Senior Notes, together with the credit facilities described above under Financial Condition and Liquidity (the Credit Facilities), are guaranteed by Eaton and 18 of its subsidiaries. Accordingly, they rank equally with each other. However, because these obligations are not secured, they would be effectively subordinated to any existing or future secured indebtedness of Eaton and its subsidiaries. As of December 31, 2021, Eaton has no material, long-term secured debt. The guaranteed Registered Senior Notes are also structurally subordinated to the liabilities of Eaton's subsidiaries that are not guarantors. Except as described below under Future Guarantors, Eaton is not obligated to cause its subsidiaries to guarantee the Registered Senior Notes.
The table set forth in Exhibit 22 filed with the 2020 Form 10-K filed on February 24, 2021, details the primary obligors and guarantors with respect to the guaranteed Registered Senior Notes.
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
The 1994 Indenture does not contain provisions with respect to future guarantors.
Summarized Financial Information of Guarantors and Issuers

(In millions)	December 31, 2021
Current assets	$3,032
Noncurrent assets	11,553
Current liabilities	3,950
Noncurrent liabilities	8,461
Amounts due to subsidiaries that are non-issuers and non-guarantors - net	18,006

(In millions)	2021
Net sales	$10,261
Sales to subsidiaries that are non-issuers and non-guarantors	873
Cost of products sold	8,413
Expense from subsidiaries that are non-issuers and non-guarantors - net	435
Net income	504
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
Credit Ratings
Eaton's debt has been assigned the following credit ratings:

Credit Rating Agency (long- /short-term rating)	Rating	Outlook
Standard & Poor's	A-/A-2	Stable outlook
Moody's	Baa1/P-2	Stable outlook
Fitch	BBB+/F2	Negative outlook

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
The annual goodwill impairment test was performed using a qualitative analysis in 2021 and 2020, except for the eMobility reporting unit which used a quantitative analysis. A qualitative analysis is performed by assessing certain trends and factors, including projected market outlook and growth rates, forecasted and actual sales and operating profit margins, discount rates, industry data, and other relevant qualitative factors. These trends and factors are compared to, and based on, the assumptions used in the most recent quantitative analysis performed for each reporting unit. The results of the qualitative analyses did not indicate a need to perform quantitative analysis.
Goodwill impairment testing was also performed using quantitative analyses in 2020 for the Electrical Americas, Electrical Global, Hydraulics and Aerospace reporting units due to a reorganization of the Company’s businesses and in 2020 as a result of the Hydraulics business being classified as held for sale as discussed in Note 2. The Company used the relative fair value method to reallocate goodwill.

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
Based on these analyses performed in 2021 and 2020, the fair value of Eaton's reporting units continue to substantially exceed their respective carrying amounts and thus, no impairment exists.
Indefinite Life Intangible Assets
Indefinite life intangible assets consist of certain trademarks. They are evaluated annually for impairment as of July 1 using either a quantitative or qualitative analysis to determine whether their fair values exceed their respective carrying amounts. Indefinite life intangible asset impairment testing for 2021 and 2020 was performed using a quantitative analysis. Determining the fair value of these assets requires significant judgment and the Company uses a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability. Sensitivity analyses were performed around certain of these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values.
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
For 2021 and 2020, the fair value of indefinite lived intangible assets exceeded the respective carrying value.
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
In the first quarter of 2020, the Company used the relative fair value method to allocate goodwill to the Hydraulics business. The fair value of the Hydraulics business was estimated based on a combination of the price paid to Eaton by Danfoss A/S and a discounted cash flow model. The model includes estimates of future cash flows, future growth rates, terminal value amounts, and the applicable weighted-average cost of capital used to discount those estimated cash flows. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market holders of a business enterprise. These analyses require the exercise of judgments, including judgments about appropriate discount rates, perpetual growth rates, revenue growth, and margin assumptions. For additional information about the divestitures of businesses see Note 2.
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
The evaluation and determination of the amount of unrecognized income tax benefits related to uncertain tax positions is complex and involves both the exercise of judgement and the utilization of certain estimates and assumptions. Each tax position carries unique facts and circumstances that must be evaluated in light of current tax laws, regulations, and judicial decisions. Additionally, the ultimate resolution of the majority of Eaton’s unrecognized income tax benefits is dependent upon uncontrollable factors such as the timing of finalizing resolutions of audit disputes through reaching settlement agreements or concluding litigation, or changes in law.
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

The discount rate for United States plans was determined by discounting the expected future benefit payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date and solving for the single rate that would generate the same benefit obligation. Only corporate bonds with a rating of Aa, determined by averaging the ratings by Moody’s, Standard & Poor's, and Fitch, were included. Callable bonds that are not make-whole bonds and certain other non-comparable bonds were eliminated. Finally, a subset of bonds was selected by grouping the universe of bonds by duration and retaining 50% of the bonds that had the highest yields.
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
Key assumptions used to calculate pension and other postretirement benefits expense are adjusted at each year-end. A 1-percentage point change in the assumed rate of return on pension plan assets is estimated to have approximately a $54 million effect on pension expense. Likewise, a 1-percentage point change in the discount rate is estimated to have approximately a $48 million effect on pension expense. A 1-percentage point change in the assumed rate of return on other postretirement benefits assets is estimated to have less than $1 million effect on other postretirement benefits expense. A 1-percentage point change in the discount rate is estimated to have less than $1 million effect on expense for other postretirement benefits plans.
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
Eaton’s ability to access the commercial paper market, and the related cost of these borrowings, is based on the strength of its credit rating and overall market conditions. During 2021, the Company has not experienced any material limitations in its ability to access these sources of liquidity. At December 31, 2021, Eaton had $2,500 million of long-term revolving credit facilities with banks in support of its commercial paper program. It has no borrowings outstanding under these revolving credit facilities.
Interest rate risk can be measured by calculating the short-term earnings impact that would result from adverse changes in interest rates. This exposure results from short-term debt, which includes commercial paper at a floating interest rate, long-term debt that has been swapped to floating rates, and money market investments that have not been swapped to fixed rates. Based upon the balances of investments and floating rate debt at year end 2021, a 100 basis point increase in short-term interest rates would have increased the Company’s net, pre-tax interest expense by $15 million.
Eaton also measures interest rate risk by estimating the net amount by which the fair value of the Company’s financial liabilities would change as a result of movements in interest rates. Based on Eaton’s best estimate for a hypothetical, 100 basis point increase in interest rates at December 31, 2021, the market value of the Company’s debt and interest rate swap portfolio, in aggregate, would decrease by $503 million.

In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offered Rate (LIBOR), announced it intends to phase out LIBOR. The final publication of rates for certain USD LIBOR tenors is expected to be on June 30, 2023. Various parties, including government agencies, are seeking to identify alternative rates to replace LIBOR. The Company has established a cross-functional project team to evaluate the potential impacts of alternative rates as replacements to LIBOR in the Company’s contracts, which primarily include revolving credit facilities, fixed-to-floating interest rate swaps, and forward starting floating-to-fixed interest rate swaps. As of December 31, 2021, the Company’s $500 million 364-day revolving credit facility that will expire on October 3, 2022 and $2,000 million five-year revolving credit facility that will expire on October 4, 2026 both include a transition process from LIBOR to an alternative rate. The Company’s interest rate swaps are expected to settle prior to June 30, 2023. The Company continues to evaluate the potential impacts of the transition from LIBOR to alternative rates in its contracts and the transition is not expected to have a material impact on the consolidated financial statements.
The Company is exposed to fluctuations in commodity prices due to volatility in raw material costs and contractual agreements with suppliers. To partially mitigate this exposure, Eaton enters into commodity contracts for certain raw material purchases with the objective of minimizing changes in inventory cost due to market price fluctuations. These commodity contracts are designated for hedge accounting and are generally less than one year in duration. Based on Eaton’s best estimate for a hypothetical 10% fluctuation in commodity prices the gain or loss would be $4 million. The sensitivity analysis of the effects of changes in commodity prices assumes the notional value to remain constant for the next 12 months. Any change in the value of the contracts would be offset by an inverse change in the value of the underlying hedged transactions.
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

FORWARD-LOOKING STATEMENTS
This Annual Report to Shareholders contains forward-looking statements concerning litigation and regulatory developments, expected pension or other post-retirement benefits payments, contributions and rates of return, expected backlog recognition, expected restructuring charges and benefits, expected future liquidity, and our intended response to climate risks and opportunities. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to Eaton, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside Eaton’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: the course of the COVID-19 pandemic and government responses thereto; unanticipated changes in the markets for the Company’s business segments; unanticipated downturns in business relationships with customers or their purchases from us; the availability of credit to customers and suppliers; supply chain disruptions, competitive pressures on sales and pricing; unanticipated changes in the cost of material, labor and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; strikes or other labor unrest; the impact of acquisitions and divestitures; unanticipated difficulties integrating acquisitions; new laws and governmental regulations; interest rate changes; tax rate changes or exposure to additional income tax liability; stock market and currency fluctuations; war, natural disasters, civil or political unrest or terrorism; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.