Form 10-Q
period 2022-03-31
Eaton Corp plc
filed 2022-05-03
CIK 1551182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 399.0 million Ordinary Shares outstanding as of March 31, 2022.

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended March 31
(In millions except for per share data)	2022	2021
Net sales	$4,843	$4,692

Cost of products sold	3,269	3,184
Selling and administrative expense	790	795
Research and development expense	165	148
Interest expense - net	32	38
Gain on sale of business	24	—
Other income - net	(8)	(11)
Income before income taxes	619	538
Income tax expense	86	79
Net income	533	459
Less net income for noncontrolling interests	(1)	(1)
Net income attributable to Eaton ordinary shareholders	$532	$458

Net income per share attributable to Eaton ordinary shareholders
Diluted	$1.33	$1.14
Basic	1.33	1.15

Weighted-average number of ordinary shares outstanding
Diluted	401.8	400.9
Basic	399.2	398.3

Cash dividends declared per ordinary share	$0.81	$0.76

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended March 31
(In millions)	2022	2021
Net income	$533	$459
Less net income for noncontrolling interests	(1)	(1)
Net income attributable to Eaton ordinary shareholders	532	458

Other comprehensive income (loss), net of tax
Currency translation and related hedging instruments	(62)	(172)
Pensions and other postretirement benefits	77	47
Cash flow hedges	101	95
Other comprehensive income (loss) attributable to Eaton ordinary shareholders	116	(30)

Total comprehensive income attributable to Eaton ordinary shareholders	$648	$428

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED BALANCE SHEETS

(In millions)	March 31, 2022	December 31, 2021
Assets
Current assets
Cash	$237	$297
Short-term investments	268	271
Accounts receivable - net	3,667	3,297
Inventory	3,317	2,969
Prepaid expenses and other current assets	705	677
Total current assets	8,194	7,511

Property, plant and equipment
Land and buildings	2,245	2,227
Machinery and equipment	5,685	5,591
Gross property, plant and equipment	7,930	7,818
Accumulated depreciation	(4,832)	(4,754)
Net property, plant and equipment	3,098	3,064

Other noncurrent assets
Goodwill	14,955	14,751
Other intangible assets	6,012	5,855
Operating lease assets	449	442
Deferred income taxes	388	392
Other assets	2,112	2,012
Total assets	$35,208	$34,027

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$1,116	$13
Current portion of long-term debt	1,728	1,735
Accounts payable	2,867	2,797
Accrued compensation	331	501
Other current liabilities	2,214	2,166
Total current liabilities	8,256	7,212

Noncurrent liabilities
Long-term debt	6,763	6,831
Pension liabilities	831	872
Other postretirement benefits liabilities	260	263
Operating lease liabilities	342	337
Deferred income taxes	635	559
Other noncurrent liabilities	1,465	1,502
Total noncurrent liabilities	10,296	10,364

Shareholders’ equity
Ordinary shares (399.0 million outstanding in 2022 and 398.8 million in 2021)	4	4
Capital in excess of par value	12,427	12,449
Retained earnings	7,707	7,594
Accumulated other comprehensive loss	(3,517)	(3,633)
Shares held in trust	(1)	(1)
Total Eaton shareholders’ equity	16,620	16,413
Noncontrolling interests	36	38
Total equity	16,656	16,451
Total liabilities and equity	$35,208	$34,027
The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31
(In millions)	2022	2021
Operating activities
Net income	$533	$459
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	244	208
Deferred income taxes	15	(39)
Pension and other postretirement benefits expense	6	14
Contributions to pension plans	(32)	(243)
Contributions to other postretirement benefits plans	(6)	(6)
Gain on sale of business	(24)	—
Changes in working capital	(785)	(108)
Other - net	91	(25)
Net cash provided by operating activities	42	260

Investing activities
Capital expenditures for property, plant and equipment	(115)	(119)
Cash paid for acquisitions of businesses, net of cash acquired	(612)	(1,700)
Investments in associate companies	(17)	(80)
Purchases of short-term investments - net	(1)	(280)
Payments for settlement of currency exchange contracts not designated as hedges - net	—	(17)
Other - net	(17)	(5)
Net cash used in investing activities	(762)	(2,201)

Financing activities
Proceeds from borrowings	—	1,798
Payments on borrowings	(4)	(3)
Short-term debt, net	1,105	463
Cash dividends paid	(320)	(300)
Exercise of employee stock options	8	21
Repurchase of shares	(86)	(59)
Employee taxes paid from shares withheld	(50)	(37)
Other - net	(1)	(8)
Net cash provided by financing activities	652	1,875

Effect of currency on cash	8	(11)
Less: Increase in cash classified as held for sale	—	(7)
Decrease in cash	(60)	(84)
Cash at the beginning of the period	297	438
Cash at the end of the period	$237	$354

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
This Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in Eaton’s 2021 Form 10-K. The interim period results are not necessarily indicative of the results to be expected for the full year. Management has evaluated subsequent events through the date this Form 10-Q was filed with the Securities and Exchange Commission.
Certain prior year amounts have been reclassified to conform to the current year presentation.
Note 2.ACQUISITIONS AND DIVESTITURE OF BUSINESSES
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
The acquisition of Tripp Lite has been accounted for using the acquisition method of accounting which requires the assets acquired and liabilities assumed be recognized at their respective fair values on the acquisition date. During the measurement period which ended in March 2022, opening balance sheet adjustments were made to finalize Eaton's fair value estimates based on the final valuations received, which are summarized in the table below. The measurement period adjustments did not have a material impact to the Consolidated Statements of Income.

(In millions)	Preliminary Allocation	Measurement Period Adjustments	Final Allocation
Short-term investments	$5	$—	$5
Accounts receivable	94	(1)	93
Inventory	184	(5)	179
Prepaid expenses and other current assets	6	(1)	5
Property, plant and equipment	6	(5)	1
Other intangible assets	630	(26)	604
Other assets	—	2	2
Accounts payable	(13)	—	(13)
Other current liabilities	(32)	(2)	(34)
Other noncurrent liabilities	(157)	(10)	(167)
Total identifiable net assets	723	(48)	675
Goodwill	928	48	976
Total consideration, net of cash received	$1,651	$—	$1,651

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the anticipated synergies of acquiring Tripp Lite. Goodwill recognized as a result of the acquisition is not deductible for tax purposes. The estimated fair values of the customer relationships, trademarks and technology intangible assets of $539 million, $33 million and $32 million, respectively, were determined using either the relief-from-royalty model or the multi-period excess earnings model, which are discounted cash flow models that rely on the Company's estimates. These estimates require judgment of future revenue growth rates, future margins, and the applicable weighted-average cost of capital used to discount those estimated cash flows. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market holders of a business enterprise. The estimated useful lives for customer relationships, trademarks and technology intangible assets were 20 years, 15 years, and 5 years, respectively. See Note 6 for additional information about goodwill.
Eaton's 2021 Condensed Consolidated Financial Statements include Tripp Lite’s results of operations, including sales of $26 million, from the date of acquisition through March 31, 2021.
Acquisition of Mission Systems
On June 1, 2021, Eaton acquired Mission Systems for $2.80 billion, net of cash received. Mission Systems is a leading manufacturer of air-to-air refueling systems, environmental systems, and actuation primarily for defense markets. Mission Systems is reported within the Aerospace business segment.
The acquisition of Mission Systems has been accounted for using the acquisition method of accounting which requires the assets acquired and liabilities assumed be recognized at their respective fair values on the acquisition date. There has not been a material change from the estimated fair values of the assets acquired and liabilities assumed presented in Note 2 to the Consolidated Financial Statements in the 2021 Form 10-K. Draft third-party valuations for Other intangible assets and Property, plant and equipment have been received. These preliminary estimates will be finalized in the second quarter of 2022 when our review of the third-party valuations are completed, further information becomes available and additional analyses are performed, and these differences could have a material impact on Eaton's preliminary purchase price allocation.
Sale of Hydraulics business
On August 2, 2021, Eaton completed the sale of the Hydraulics business to Danfoss A/S. As a result of the sale, the Company received $3.1 billion, net of cash sold, and recognized a pre-tax gain of $617 million in 2021. According to the terms of the sales agreement, the Company finalized negotiations of post-closing adjustments with Danfoss A/S during the first quarter of 2022. As a result of these negotiations, the Company recognized an additional pre-tax gain of $24 million. The business had sales of $1.3 billion in 2021 through the date of the sale.

Acquisition of Royal Power Solutions
On January 5, 2022, Eaton acquired Royal Power Solutions for $612 million, net of cash received. Royal Power Solutions is a U.S. based manufacturer of high-precision electrical connectivity components used in electric vehicle, energy management, industrial and mobility markets. Royal Power Solutions is reported within the eMobility business segment.
The acquisition of Royal Power Solutions has been accounted for using the acquisition method of accounting which requires the assets acquired and liabilities assumed be recognized at their respective fair values on the acquisition date. The table below summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed on the acquisition date. These preliminary estimates will continue to be revised during the measurement period as third-party valuations are received and finalized, further information becomes available and additional analyses are performed, and these differences could have a material impact on Eaton's preliminary purchase price allocation.

(In millions)	January 5, 2022
Accounts receivable	$36
Inventory	43
Prepaid expenses and other current assets	1
Property, plant and equipment	25
Other intangible assets	306
Other assets	21
Accounts payable	(24)
Other current liabilities	(10)
Other noncurrent liabilities	(70)
Total identifiable net assets	328
Goodwill	284
Total consideration, net of cash received	$612
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the anticipated synergies of acquiring Royal Power Solutions. Goodwill recognized as a result of the acquisition is not deductible for tax purposes. Other intangible assets of $306 million are expected to include customer relationships, trademarks and technology. Given the timing of the acquisition, Eaton utilized a benchmarking approach based on similar acquisitions to determine the preliminary fair values for intangible assets. See Note 6 for additional information about goodwill.
Eaton's 2022 Condensed Consolidated Financial Statements include Royal Power Solutions' results of operations, including segment operating profit of $5 million on sales of $38 million, from the date of acquisition through March 31, 2022.

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
The following table provides disaggregated sales by lines of businesses, geographic destination, market channel or end market, as applicable, for the Company's operating segments:

	Three months ended March 31
(In millions)	2022	2021
Electrical Americas
Products	$603	$520
Systems	1,288	1,102
Total	$1,891	$1,622

Electrical Global
Products	$876	$713
Systems	561	540
Total	$1,437	$1,253

Hydraulics
United States	$—	$222
Rest of World	—	339
Total	$—	$561

Aerospace
Original Equipment Manufacturers	$293	$208
Aftermarket	221	146
Industrial and Other	204	165
Total	$718	$519

Vehicle
Commercial	$402	$342
Passenger and Light Duty	269	312
Total	$671	$654

eMobility	$126	$83

Total net sales	$4,843	$4,692

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (revenue recognized exceeds amount billed to the customer), and deferred revenue (advance payments and billings in excess of revenue recognized). Accounts receivable from customers were $3,216 million and $2,896 million at March 31, 2022 and December 31, 2021, respectively. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. These assets and liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Unbilled receivables were $194 million and $187 million at March 31, 2022 and December 31, 2021, respectively, and are recorded in Prepaid expenses and other current assets. The increase in unbilled receivables reflects higher revenue recognized from increased business activity in 2022.
Changes in the deferred revenue liabilities are as follows:

(In millions)	Deferred Revenue
Balance at January 1, 2022	$422
Customer deposits and billings	342
Revenue recognized in the period	(334)
Translation	(2)
Balance at March 31, 2022	$428

(In millions)	Deferred Revenue
Balance at January 1, 2021	$257
Customer deposits and billings	276
Revenue recognized in the period	(262)
Translation and other	(3)
Balance at March 31, 2021	$268
Deferred revenue liabilities of $401 million and $395 million as of March 31, 2022 and December 31, 2021, respectively, were included in Other current liabilities with the remaining balance presented in Other noncurrent liabilities.
A significant portion of open orders placed with Eaton are by original equipment manufacturers or distributors. These open orders are not considered firm as they have been historically subject to releases by customers. In measuring backlog of unsatisfied or partially satisfied obligations, only the amount of orders to which customers are firmly committed are included. Using this criterion, total backlog at March 31, 2022 was approximately $9.3 billion. At March 31, 2022, approximately 87% of this backlog is targeted for delivery to customers in the next twelve months and the rest thereafter.

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
Accounts receivable are net of an allowance for credit losses of $42 million at March 31, 2022 and December 31, 2021. The change in the allowance for credit losses includes expense and net write-offs, none of which are significant.

Note 5.    INVENTORY
Inventory is carried at lower of cost or net realizable value. The components of inventory are as follows:

(In millions)	March 31, 2022	December 31, 2021
Raw materials	$1,219	$1,096
Work-in-process	783	620
Finished goods	1,315	1,253
Total inventory	$3,317	$2,969

Note 6.    GOODWILL
Changes in the carrying amount of goodwill by segment are as follows:

(In millions)	January 1, 2022	Additions	Translation	March 31, 2022
Electrical Americas	$7,417	$5	$6	$7,428
Electrical Global	4,183	2	(65)	4,120
Aerospace	2,781	8	(36)	2,753
Vehicle	290	—	—	290
eMobility	80	284	—	364
Total	$14,751	$299	$(95)	$14,955
The 2022 additions to goodwill relate primarily to the anticipated synergies of acquiring Royal Power Solutions. The allocation of the purchase price from this acquisition is preliminary and will be completed during the measurement period.

Note 7.    RETIREMENT BENEFITS PLANS
The components of retirement benefits expense (income) are as follows:

	United States pension benefit expense (income)		Non-United States pension benefit expense (income)		Other postretirement benefits expense (income)
	Three months ended March 31
(In millions)	2022	2021	2022	2021	2022	2021
Service cost	$8	$10	$16	$19	$—	$—
Interest cost	20	17	12	10	2	2
Expected return on plan assets	(53)	(56)	(31)	(30)	—	—
Amortization	8	10	12	19	(2)	(1)
	(17)	(19)	9	18	—	1
Settlements	14	14	—	—	—	—
Total expense (income)	$(3)	$(5)	$9	$18	$—	$1
During 2020, the Company announced it was freezing its United States pension plans for its non-union employees. The freeze was effective January 1, 2021 for non-union U.S. employees whose retirement benefit was determined under a cash balance formula and is effective January 1, 2026 for non-union U.S. employees whose retirement benefit is determined under a final average pay formula.
During the first quarter of 2022, the Company recognized settlement losses from lump-sum distributions of $14 million, and remeasured certain pension plans as a result of lump-sum distributions exceeding or expected to exceed the sum of service and interest costs for the year. These remeasurements resulted in increases of $32 million in pension assets, decreases of $15 million in pension liabilities, and decreases of $47 million in other comprehensive loss.
The components of retirement benefits expense (income) other than service costs are included in Other income - net.

Note 8.    LEGAL CONTINGENCIES
Eaton is subject to a broad range of claims, administrative and legal proceedings such as lawsuits that relate to contractual allegations and indemnity claims, tax audits, patent infringement, personal injuries, antitrust matters, and employment-related matters. Eaton is also subject to asbestos claims from historic products which may have contained asbestos. Insurance may cover some of the costs associated with these claims and proceedings. Although it is not possible to predict with certainty the outcome or cost of these matters, the Company believes they will not have a material adverse effect on the Condensed Consolidated Financial Statements.

Note 9.     INCOME TAXES
The effective income tax rate for the first quarter of 2022 was expense of 13.9% compared to expense of 14.7% for the first quarter of 2021. The decrease in the effective tax rate in the first quarter of 2022 was primarily due to the excess tax benefits recognized for employee share-based payments in the first quarter of 2022.
Brazil Tax Years 2005-2012
The Company has two Brazilian tax cases primarily relating to the amortization of certain goodwill generated from the acquisition of third-party businesses and corporate reorganizations. One case involves tax years 2005-2008 (Case 1), and the other involves tax years 2009-2012 (Case 2). Case 2 is proceeding on a more accelerated timeline than Case 1. For Case 2, the Company received a tax assessment in 2014 that included interest and penalties. In November 2019, the Company received an unfavorable result at the final tax administrative appeals level, resulting in an alleged tax deficiency of $29 million plus $107 million of interest and penalties (translated at the March 31, 2022 exchange rate). The Company is challenging this assessment in the judicial system and, on April 18, 2022, received an unfavorable decision at the first judicial level. On April 27, 2022, the Company filed a motion for clarification relating to that decision, which is currently pending with the court. The Company intends to continue its challenge of this assessment in the judicial system, including appealing the April 18, 2022 decision, if necessary.
As previously disclosed for Case 1, the Company received a separate tax assessment alleging a tax deficiency of $35 million plus $115 million of interest and penalties (translated at the March 31, 2022 exchange rate), which the Company is challenging in the judicial system. This case is still pending resolution at the first judicial level.
Both cases are expected to take several years to resolve through the Brazilian judicial system and require provision of certain assets as security for the alleged deficiencies. As of March 31, 2022, the Company pledged Brazilian real estate assets with net book value of $22 million and provided additional security in the form of bank secured bonds totaling $113 million and a cash deposit of $20 million (translated at the March 31, 2022 exchange rate).
The Company believes that the final resolution of both of the assessments will not have a material impact on its condensed consolidated financial statements. The ultimate outcome of these matters cannot be predicted with certainty given the complex nature of tax controversies. Should the ultimate outcome of these matters deviate from our reasonable expectations, they may have a material adverse impact on the Company’s condensed consolidated financial statements. However, Eaton believes that its interpretations of tax laws and application of tax laws to its facts are correct.

Note 10. EQUITY
On February 27, 2019, the Board of Directors adopted a share repurchase program for share repurchases up to $5.0 billion of ordinary shares (2019 Program). On February 23, 2022, the Board renewed the 2019 Program by providing authority for up to $5.0 billion in repurchases to be made during the three-year period commencing on that date (2022 Program). Under the 2022 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During the three months ended March 31, 2022, 0.6 million ordinary shares were repurchased under the 2022 program in the open market at a total cost of $86 million. During the three months ended March 31, 2021, 0.5 million ordinary shares were repurchased under the 2019 Program in the open market at a total cost of $59 million.
The changes in Shareholders’ equity are as follows:

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at January 1, 2022	398.8	$4	$12,449	$7,594	$(3,633)	$(1)	$16,413	$38	$16,451
Net income	—	—	—	532	—	—	532	1	533
Other comprehensive income, net of tax					116		116	—	116
Cash dividends paid and accrued	—	—	—	(331)	—	—	(331)	(2)	(333)
Issuance of shares under equity-based compensation plans	0.8	—	(22)	(2)	—	—	(24)	—	(24)
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(1)	(1)
Repurchase of shares	(0.6)	—	—	(86)	—	—	(86)	—	(86)
Balance at March 31, 2022	399.0	$4	$12,427	$7,707	$(3,517)	$(1)	$16,620	$36	$16,656

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at January 1, 2021	398.1	$4	$12,329	$6,794	$(4,195)	$(2)	$14,930	$43	$14,973
Net income	—	—	—	458	—	—	458	1	459
Other comprehensive loss, net of tax					(30)		(30)	—	(30)
Cash dividends paid and accrued	—	—	—	(309)	—	—	(309)	—	(309)
Issuance of shares under equity-based compensation plans	0.9	—	6	(1)	—	—	5	—	5
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(2)	(2)
Repurchase of shares	(0.5)	—	—	(59)	—	—	(59)	—	(59)
Balance at March 31, 2021	398.5	$4	$12,335	$6,883	$(4,225)	$(2)	$14,995	$42	$15,037
The changes in Accumulated other comprehensive loss are as follows:

(In millions)	Currency translation and related hedging instruments	Pensions and other postretirement benefits	Cash flow hedges	Total
Balance at January 1, 2022	$(2,617)	$(986)	$(30)	$(3,633)
Other comprehensive income (loss) before reclassifications	(62)	47	102	87
Amounts reclassified from Accumulated other comprehensive loss (income)	—	30	(1)	29
Net current-period Other comprehensive income (loss)	(62)	77	101	116
Balance at March 31, 2022	$(2,679)	$(909)	$71	$(3,517)

The reclassifications out of Accumulated other comprehensive loss are as follows:

(In millions)	Three months ended March 31, 2022		Consolidated statements of income classification
Amortization of defined benefit pensions and other postretirement benefits items
Actuarial loss and prior service cost	$(32)	1
Tax benefit	2
Total, net of tax	(30)

Gains and (losses) on cash flow hedges
Commodity contracts	1		Cost of products sold
Tax expense	—
Total, net of tax	1

Total reclassifications for the period	$(29)
1 These components of Accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 7 for additional information about pension and other postretirement benefits items.
Net Income Per Share Attributable to Eaton Ordinary Shareholders
A summary of the calculation of net income per share attributable to Eaton ordinary shareholders is as follows:

	Three months ended March 31
(In millions except for per share data)	2022	2021
Net income attributable to Eaton ordinary shareholders	$532	$458

Weighted-average number of ordinary shares outstanding - diluted	401.8	400.9
Less dilutive effect of equity-based compensation	2.6	2.6
Weighted-average number of ordinary shares outstanding - basic	399.2	398.3

Net income per share attributable to Eaton ordinary shareholders
Diluted	$1.33	$1.14
Basic	1.33	1.15
For the first quarter of 2022, all stock options were included in the calculation of diluted net income per share attributable to Eaton ordinary shareholders because they were all dilutive. For the first quarter of 2021, 0.1 million of stock options were excluded from the calculation of diluted net income per share attributable to Eaton ordinary shareholders because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive.

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
A summary of financial instruments and contingent consideration recognized at fair value, and the fair value measurements used, is as follows:

(In millions)	Total	Level 1	Level 2	Level 3
March 31, 2022
Cash	$237	$237	$—	$—
Short-term investments	268	268	—	—
Net derivative contracts	44	—	44	—
Contingent consideration from acquisition of Green Motion	(57)	—	—	(57)

December 31, 2021
Cash	$297	$297	$—	$—
Short-term investments	271	271	—	—
Net derivative contracts	41	—	41	—
Contingent consideration from acquisition of Green Motion	(57)	—	—	(57)
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
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $8,491 million and fair value of $8,709 million at March 31, 2022 compared to $8,566 million and $9,232 million, respectively, at December 31, 2021. The fair value of Eaton's debt instruments were estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and is considered a Level 2 fair value measurement.

Note 12.     DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, Eaton is exposed to certain risks related to fluctuations in interest rates, currency exchange rates and commodity prices. The Company uses various derivative and non-derivative financial instruments, primarily interest rate swaps, currency forward exchange contracts, currency swaps and commodity contracts to manage risks from these market fluctuations. The instruments used by Eaton are straightforward, non-leveraged instruments. The counterparties to these instruments are financial institutions with strong credit ratings. Eaton maintains control over the size of positions entered into with any one counterparty and regularly monitors the credit rating of these institutions. Such instruments are not purchased and sold for trading purposes.
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
Eaton uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against foreign currency exposure (net investment hedges). Foreign currency denominated debt designated as non-derivative net investment hedging instruments had a carrying value on an after-tax basis of $2,819 million at March 31, 2022 and $2,880 million at December 31, 2021.

Derivative Financial Statement Impacts
The fair value of derivative financial instruments recognized in the Consolidated Balance Sheets is as follows:

(In millions)	Notional amount	Other current assets	Other noncurrent assets	Other current liabilities	Other noncurrent liabilities	Type of hedge	Term
March 31, 2022
Derivatives designated as hedges
Forward starting floating-to-fixed interest rate swaps	$1,700	$—	$45	$—	$33	Cash flow	10 to 30 years
Currency exchange contracts	1,248	21	—	12	5	Cash flow	1 to 36 months
Commodity contracts	58	5	—	—	—	Cash flow	1 to 12 months
Total		$26	$45	$12	$38

Derivatives not designated as hedges
Currency exchange contracts	$4,664	$42		$20			1 to 12 months
Commodity contracts	41	2		1			1 month
Total		$44		$21

December 31, 2021
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$1,800	$22	$29	$—	$—	Fair value	8 months to 13 years
Forward starting floating-to-fixed interest rate swaps	1,350	—	38	—	79	Cash flow	11 to 31 years
Currency exchange contracts	1,212	17	2	11	3	Cash flow	1 to 36 months
Commodity contracts	50	2	—	1	—	Cash flow	1 to 12 months
Total		$41	$69	$12	$82

Derivatives not designated as hedges
Currency exchange contracts	$5,285	$34		$9			1 to 12 months
Commodity contracts	62	1		1			1 month
Total		$35		$10
The currency exchange contracts shown in the table above as derivatives not designated as hedges are primarily contracts entered into to manage currency volatility or exposure on intercompany receivables, payables and loans. While Eaton does not elect hedge accounting treatment for these derivatives, Eaton targets managing 100% of the intercompany balance sheet exposure to minimize the effect of currency volatility related to the movement of goods and services in the normal course of its operations. This activity represents the great majority of these currency exchange contracts. The cash flows resulting from the settlement of these derivatives have been classified in investing activities in the Condensed Consolidated Statement of Cash Flows.
As of March 31, 2022, the volume of outstanding commodity contracts that were entered into to hedge forecasted transactions:

Commodity	March 31, 2022		Term
Copper	10	Millions of pounds	1 to 12 months
Gold	1,418	Troy ounces	1 to 12 months
Silver	560,367	Troy ounces	1 to 12 months

The following amounts were recorded on the Consolidated Balance Sheets related to fixed-to-floating interest rate swaps:

(In millions)	Carrying amount of the hedged assets (liabilities)		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged asset (liabilities) (a)
Location on Consolidated Balance Sheets	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Long-term debt	$(2,413)	$(2,413)	$(70)	$(84)
(a) At March 31, 2022 and December 31, 2021, these amounts include the cumulative liability amount of fair value hedging adjustments remaining for which the hedge accounting has been discontinued of $70 million and $33 million, respectively.
The impact of hedging activities to the Consolidated Statements of Income is as follows:

	Three months ended March 31, 2022
(In millions)	Net sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$4,843	$3,269	$32

Gain (loss) on derivatives designated as cash flow hedges
Currency exchange contracts
Hedged item	$2	$(3)	$—
Derivative designated as hedging instrument	(2)	3	—

Commodity contracts
Hedged item	$—	$(1)	$—
Derivative designated as hedging instrument	—	1	—

Gain (loss) on derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps
Hedged item	$—	$—	$8
Derivative designated as hedging instrument	—	—	(8)

	Three months ended March 31, 2021
(In millions)	Net sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$4,692	$3,184	$38

Gain (loss) on derivatives designated as cash flow hedges
Currency exchange contracts
Hedged item	$3	$1	$—
Derivative designated as hedging instrument	(3)	(1)	—

Commodity contracts
Hedged item	$—	$(2)	$—
Derivative designated as hedging instrument	—	2	—

Gain (loss) on derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps
Hedged item	$—	$—	$19
Derivative designated as hedging instrument	—	—	(19)

The impact of derivatives not designated as hedges to the Consolidated Statements of Income is as follows:

	Gain (loss) recognized in Consolidated Statements of Income		Consolidated Statements of Income classification
	Three months ended March 31
(In millions)	2022	2021
Gain (loss) on derivatives not designated as hedges
Currency exchange contracts	$(8)	$(63)	Interest expense - net
Commodity Contracts	1	2	Cost of products sold
Total	$(7)	$(61)
The impact of derivative and non-derivative instruments designated as hedges to the Consolidated Statements of Income and Comprehensive Income is as follows:

	Gain (loss) recognized in other comprehensive (loss) income		Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	Three months ended March 31			Three months ended March 31
(In millions)	2022	2021		2022	2021
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	$124	$129	Interest expense - net	$—	$—
Currency exchange contracts	—	(13)	Net sales and Cost of products sold	—	(4)
Commodity contracts	5	3	Cost of products sold	1	2
Non-derivative designated as net investment hedges
Foreign currency denominated debt	62	144	Interest expense - net	—	—
Total	$191	$263		$1	$(2)
At March 31, 2022, a gain of $14 million of estimated unrealized net gains or losses associated with our cash flow hedges were expected to be reclassified to income from Accumulated other comprehensive loss within the next twelve months. These reclassifications relate to our designated foreign currency and commodity hedges that will mature in the next 12 months.

Note 13.     RESTRUCTURING CHARGES
In the second quarter of 2020, Eaton decided to undertake a multi-year restructuring program to reduce its cost structure and gain efficiencies in its business segments and at corporate in order to respond to declining market conditions brought on by the COVID-19 pandemic. Since the inception of the program, the Company has incurred charges of $310 million. These restructuring activities are expected to incur additional expenses of $40 million in 2022 primarily comprised of plant closing and other costs, resulting in total estimated charges of $350 million for the entire program.
A summary of restructuring program charges is as follows:

	Three months ended March 31
(In millions except for per share data)	2022	2021
Workforce reductions	$5	$2
Plant closing and other	13	14
Total before income taxes	18	16
Income tax benefit	4	4
Total after income taxes	$14	$12
Per ordinary share - diluted	$0.03	$0.03

Restructuring program charges related to the following segments:

	Three months ended March 31
(In millions)	2022	2021
Electrical Americas	$5	$5
Electrical Global	5	2
Aerospace	3	1
Vehicle	3	6
Corporate	2	2
Total	$18	$16

A summary of liabilities related to workforce reductions, plant closing and other associated costs is as follows:

(In millions)	Workforce reductions	Plant closing and other	Total
Balance at January 1, 2020	$—	$—	$—
Liability recognized	172	42	214
Payments, utilization and translation	(33)	(39)	(72)
Balance at December 31, 2020	$139	$3	$142
Liability recognized	21	57	78
Payments, utilization and translation	(64)	(52)	(116)
Balance at December 31, 2021	$96	$8	$104
Liability recognized	5	13	18
Payments, utilization and translation	(12)	(14)	(26)
Balance at March 31, 2022	$89	$7	$96
These restructuring program charges were included in Cost of products sold, Selling and administrative expense, Research and development expense, or Other income - net, as appropriate. In Business Segment Information, these restructuring program charges are treated as Corporate items. See Note 14 for additional information about business segments.

Note 14.     BUSINESS SEGMENT INFORMATION
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance. Eaton's operating segments are Electrical Americas, Electrical Global, Aerospace, Vehicle, and eMobility. On August 2, 2021, Eaton completed the sale of the Hydraulics business. Operating profit includes the operating profit from intersegment sales. For additional information regarding Eaton's business segments, see Note 17 to the Consolidated Financial Statements contained in the 2021 Form 10-K.

	Three months ended March 31
(In millions)	2022	2021
Net sales
Electrical Americas	$1,891	$1,622
Electrical Global	1,437	1,253
Hydraulics	—	561
Aerospace	718	519
Vehicle	671	654
eMobility	126	83
Total net sales	$4,843	$4,692

Segment operating profit (loss)
Electrical Americas	$361	$332
Electrical Global	279	213
Hydraulics	—	84
Aerospace	159	96
Vehicle	113	113
eMobility	(3)	(7)
Total segment operating profit	909	831

Corporate
Intangible asset amortization expense	(128)	(92)
Interest expense - net	(32)	(38)
Pension and other postretirement benefits income	19	14
Restructuring program charges	(18)	(16)
Other expense - net	(131)	(161)
Income before income taxes	619	538
Income tax expense	86	79
Net income	533	459
Less net income for noncontrolling interests	(1)	(1)
Net income attributable to Eaton ordinary shareholders	$532	$458

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
Portfolio Changes
The Company continues to actively manage its portfolio of businesses to deliver on its strategic objectives. The Company is focused on deploying its capital toward businesses that provide opportunities for above-market growth, strong returns, and align with secular trends and its power management strategies. During 2021 and 2022, Eaton has completed a number of transactions to strengthen its portfolio.

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

Mission Systems	June 1, 2021	Aerospace
A leading manufacturer of air-to-air refueling systems, environmental systems, and actuation primarily for defense markets.

Jiangsu YiNeng Electric's busway business	June 25, 2021	Electrical Global
A 50 percent stake in Jiangsu YiNeng Electric's busway business which manufactures and markets busway products in China.

Royal Power Solutions	January 5, 2022	eMobility
A manufacturer of high-precision electrical connectivity components used in electric vehicle, energy management, industrial and mobility markets.

Divestiture of business	Date of divestiture	Business segment
Hydraulics business	August 2, 2021	Hydraulics
Additional information related to acquisitions and divestiture of businesses is presented in Note 2.

Restructuring
In the second quarter of 2020, Eaton decided to undertake a multi-year restructuring program to reduce its cost structure and gain efficiencies in its business segments and at corporate in order to respond to declining market conditions brought on by the COVID-19 pandemic. Since the inception of the program, the Company has incurred charges of $310 million. These restructuring activities are expected to incur additional expenses of $40 million in 2022 primarily comprised of plant closing and other costs, resulting in total estimated charges of $350 million for the entire program. The projected mature year savings from these restructuring actions are expected to be $250 million when fully implemented in 2023. Additional information related to this restructuring is presented in Note 13.
Summary of Results of Operations
A summary of Eaton’s Net sales, Net income attributable to Eaton ordinary shareholders, and Net income per share attributable to Eaton ordinary shareholders - diluted is as follows:

	Three months ended March 31
(In millions except for per share data)	2022	2021
Net sales	$4,843	$4,692
Net income attributable to Eaton ordinary shareholders	532	458
Net income per share attributable to Eaton ordinary shareholders - diluted	$1.33	$1.14

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
Acquisition and Divestiture Charges
Eaton incurs integration charges and transaction costs to acquire and integrate businesses, and transaction, separation and other costs to divest and exit businesses. Eaton also recognizes gains and losses on the sale of businesses. A summary of these Corporate items is as follows:

	Three months ended March 31
(In millions except for per share data)	2022	2021
Acquisition integration, divestiture charges and transaction costs	$29	$46
Gain on the sale of the Hydraulics business	(24)	—
Total before income taxes	5	46
Income tax benefit	1	9
Total after income taxes	$4	$37
Per ordinary share - diluted	$0.01	$0.09
Acquisition integration, divestiture charges and transaction costs in 2022 are primarily related to the acquisitions of Royal Power Solutions, Souriau-Sunbank Connection Technologies, Green Motion, Tripp Lite, and Mission Systems, and other charges to acquire and exit businesses. Charges in 2021 are primarily related to the divestiture of the Hydraulics business, the acquisitions of Tripp Lite, Mission Systems, Souriau-Sunbank Connection Technologies, and Ulusoy Elektrik Imalat Taahhut ve Ticaret A.S., and other charges to exit businesses. These charges were included in Cost of products sold, Selling and administrative expense, Research and development expense, or Other income - net. In Business Segment Information in Note 14, the charges were included in Other expense - net.

Intangible Asset Amortization Expense
Intangible asset amortization expense is as follows:

	Three months ended March 31
(In millions except for per share data)	2022	2021
Intangible asset amortization expense	$128	$92
Income tax benefit	29	22
Total after income taxes	$99	$70
Per ordinary share - diluted	$0.25	$0.18

Consolidated Financial Results

	Three months ended March 31		Increase (decrease)
(In millions except for per share data)	2022	2021
Net sales	$4,843	$4,692	3%
Gross profit	1,574	1,508	4%
Percent of net sales	32.5%	32.1%
Income before income taxes	619	538	15%
Net income	533	459	16%
Less net income for noncontrolling interests	(1)	(1)
Net income attributable to Eaton ordinary shareholders	532	458	16%
Excluding acquisition and divestiture charges, after-tax	4	37
Excluding restructuring program charges, after-tax	14	12
Excluding intangible asset amortization expense, after-tax	99	70
Adjusted earnings	$649	$577	12%

Net income per share attributable to Eaton ordinary shareholders - diluted	$1.33	$1.14	17%
Excluding per share impact of acquisition and divestiture charges, after-tax	0.01	0.09
Excluding per share impact of restructuring program charges, after-tax	0.03	0.03
Excluding per share impact of intangible asset amortization expense, after-tax	0.25	0.18
Adjusted earnings per ordinary share	$1.62	$1.44	13%
Net Sales

Changes in Net sales are summarized as follows:	Three months ended March 31
2022
Organic growth	10%
Acquisitions of businesses	6%
Divestiture of business	(12)%
Foreign currency	(1)%
Total increase (decrease) in Net sales	3%
Organic sales increased 10% in the first quarter of 2022 due to broad-based strength in end-markets of the Electrical Americas and Electrical Global business segments, and the impact of the continued recovery of commercial aviation from the reduction of travel restrictions from the COVID-19 pandemic in the Aerospace business segment. Despite strong growth, many of our businesses continue to be impacted by supply chain disruptions or shortages, inflation, labor shortages, and plant shutdowns associated with lockdowns in various cities around the globe.
The acquisitions of Tripp Lite, Mission Systems, and Royal Power Solutions increased sales in the first quarter of 2022, while the divestiture of the Hydraulics business reduced sales.

Gross Profit
Gross profit margin increased from 32.1% in the first quarter of 2021 to 32.5% in the first quarter of 2022 primarily due to higher organic sales. Gross profit also improved due to the net impact of the acquisition of Tripp Lite and Royal Power Solutions and the divestiture of the Hydraulics business. Conversely, commodity and logistics inflation had an unfavorable impact on gross margin during the first quarter of 2022, despite offsetting pricing actions.
Income Taxes
The effective income tax rate for the first quarter of 2022 was expense of 13.9% compared to expense of 14.7% for the first quarter of 2021. The decrease in the effective tax rate in the first quarter of 2022 was primarily due to the excess tax benefits recognized for employee share-based payments in the first quarter of 2022.
Net Income
Net income attributable to Eaton ordinary shareholders of $532 million in the first quarter of 2022 increased 16% compared to Net income attributable to Eaton ordinary shareholders of $458 million in the first quarter of 2021. The increase in the first quarter of 2022 was primarily due to higher gross profit and lower acquisition and divestiture charges, partially offset by higher intangible asset amortization expense.
Net income per ordinary share increased to $1.33 in the first quarter of 2022 compared to $1.14 in the first quarter of 2021. The increase in Net income per ordinary share in the first quarter of 2022 was due to higher Net income attributable to Eaton ordinary shareholders and the impact of the Company's share repurchases over the past year.
Adjusted Earnings
Adjusted earnings of $649 million in the first quarter of 2022 increased 12% compared to Adjusted earnings of $577 million in the first quarter of 2021. The increase in Adjusted earnings in the first quarter of 2022 was primarily due to higher Net income attributable to Eaton ordinary shareholders, adjusted for acquisition and divestiture charges, restructuring program charges, and intangible asset amortization expense.
Adjusted earnings per ordinary share increased to $1.62 in the first quarter of 2022 compared to $1.44 in the first quarter of 2021. The increase in Adjusted earnings per ordinary share in the first quarter of 2022 was due to higher Adjusted earnings and the impact of the Company's share repurchases over the past year.
Business Segment Results of Operations
The following is a discussion of Net sales, operating profit and operating margin by business segment.
Electrical Americas

	Three months ended March 31		Increase (decrease)
(In millions)	2022	2021
Net sales	$1,891	$1,622	17%

Operating profit	$361	$332	9%
Operating margin	19.1%	20.5%

Changes in Net sales are summarized as follows:	Three months ended March 31
	2022
Organic growth	10%
Acquisition of Tripp Lite	7%
Total increase (decrease) in Net sales	17%
The increase in organic sales in the first quarter of 2022 reflects broad-based strength in end-markets, with particular strength in residential and industrial.
The operating margin decreased from 20.5% in the first quarter of 2021 to 19.1% in the first quarter of 2022 primarily due to commodity and logistics inflation, supply chain disruptions, and increased costs for growth related investments, partially offset by higher organic sales and the acquisition of Tripp Lite.

Electrical Global

	Three months ended March 31		Increase (decrease)
(In millions)	2022	2021
Net sales	$1,437	$1,253	15%

Operating profit	$279	$213	31%
Operating margin	19.4%	17.0%

Changes in Net sales are summarized as follows:	Three months ended March 31
	2022
Organic growth	18%
Foreign currency	(3)%
Total increase (decrease) in Net sales	15%
The increase in organic sales in the first quarter of 2022 was primarily due to broad-based strength in end-markets, with particular strength in commercial and industrial markets, including oil and gas.
The operating margin increased from 17.0% in the first quarter of 2021 to 19.4% in the first quarter of 2022 primarily due to higher organic sales.
Hydraulics
On August 2, 2021, Eaton completed the sale of the Hydraulics business segment. For the three months ended March 31, 2021, the Hydraulics segment generated net sales of $561 million and operating profit of $84 million.
Aerospace

	Three months ended March 31		Increase (decrease)
(In millions)	2022	2021
Net sales	$718	$519	38%

Operating profit	$159	$96	66%
Operating margin	22.1%	18.5%

Changes in Net sales are summarized as follows:	Three months ended March 31
	2022
Organic growth	15%
Acquisition of Mission Systems	25%
Foreign currency	(2)%
Total increase (decrease) in Net sales	38%
The increase in organic sales in the first quarter of 2022 was primarily due to the continued recovery of commercial aviation from the reduction of travel restrictions from the COVID-19 pandemic.
The operating margin increased from 18.5% in the first quarter of 2021 to 22.1% in the first quarter of 2022 primarily due to higher organic sales volumes and favorable product mix.

Vehicle

	Three months ended March 31		Increase (decrease)
(In millions)	2022	2021
Net sales	$671	$654	3%

Operating profit	$113	$113	—%
Operating margin	16.8%	17.3%

Changes in Net sales are summarized as follows:	Three months ended March 31
	2022
Organic growth	3%
Total increase (decrease) in Net sales	3%
The increase in organic sales in the first quarter of 2022 was primarily due to strength in the North American truck aftermarket and the South American truck, bus and agriculture markets, partially offset by weakness in global light vehicle markets.
The operating margin decreased from 17.3% in the first quarter of 2021 to 16.8% in the first quarter of 2022 primarily due to commodity and logistics inflation, partially offset by higher organic sales.
eMobility

	Three months ended March 31		Increase (decrease)
(In millions)	2022	2021
Net sales	$126	$83	52%

Operating profit (loss)	$(3)	$(7)	57%
Operating margin	(2.4)%	(8.4)%

Changes in Net sales are summarized as follows:	Three months ended March 31
	2022
Organic growth	7%
Acquisition of Royal Power Solutions	46%
Foreign currency	(1)%
Total increase (decrease) in Net sales	52%
The increase in organic sales in the first quarter of 2022 was primarily due to strength in North America truck and off road markets.
The operating margin increased from negative 8.4% in the first quarter of 2021 to negative 2.4% in the first quarter of 2022 primarily due to the acquisition of Royal Power Solutions.

Corporate Expense

	Three months ended March 31		Increase (decrease)
(In millions)	2022	2021
Intangible asset amortization expense	$128	$92	39%
Interest expense - net	32	38	(16)%
Pension and other postretirement benefits income	(19)	(14)	36%
Restructuring program charges	18	16	13%
Other expense - net	131	161	(19)%
Total corporate expense	$290	$293	(1)%
Total corporate expense was $290 million in the first quarter of 2022 compared to Total corporate expense of $293 million in the first quarter of 2021. The decrease in Total corporate expense for the first quarter of 2022 was primarily due to lower Other expense - net, lower Interest expense - net, and higher Pension and other postretirement benefits income, partially offset by higher Intangible asset amortization expense. The decrease in Other expense - net is primarily due to the 2022 gain on sale of the Hydraulics business discussed in Note 2 and lower acquisition and divestiture charges.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
Liquidity and Financial Condition
Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk.
The Company maintains revolving credit facilities consisting of a $500 million 364-day revolving credit facility that will expire on October 3, 2022 and a $2,000 million five-year revolving credit facility that will expire on October 4, 2026. The revolving credit facilities totaling $2,500 million are used to support commercial paper borrowings and are fully and unconditionally guaranteed by Eaton and certain of its direct and indirect subsidiaries on an unsubordinated, unsecured basis. There were no borrowings outstanding under Eaton’s revolving credit facilities at March 31, 2022. The Company maintains access to the commercial paper markets through its $2,500 million commercial paper program, of which $1,096 million was outstanding on March 31, 2022.
Eaton received proceeds of $3.1 billion from the sale of its Hydraulics business in 2021. The Company paid $4.45 billion to acquire Tripp Lite and Mission Systems in 2021, and $612 million to acquire Royal Power Solutions in 2022.
Over the course of a year, cash, short-term investments, and short-term debt may fluctuate in order to manage global liquidity. As of March 31, 2022 and December 31, 2021, Eaton had cash of $237 million and $297 million, short-term investments of $268 million and $271 million, and short-term debt of $1,116 million and $13 million, respectively. Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, availability under existing revolving credit facilities, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business, fund capital expenditures and acquisitions of businesses, as well as scheduled payments of long-term debt.
Eaton was in compliance with each of its debt covenants for all periods presented.
Cash Flows
A summary of cash flows is as follows:

	Three months ended March 31
(In millions)	2022	2021	Change from 2021
Net cash provided by operating activities	$42	$260	$(218)
Net cash used in investing activities	(762)	(2,201)	1,439
Net cash provided by financing activities	652	1,875	(1,223)
Effect of currency on cash	8	(11)	19
Increase in cash classified as held for sale	—	(7)	7
Total decrease in cash	$(60)	$(84)
Operating Cash Flow
Net cash provided by operating activities decreased by $218 million in the first three months of 2022 compared to 2021. The decrease in net cash provided by operating activities in the first three months of 2022 was primarily due to higher working capital balances to support the Company’s organic growth, partially offset by lower pension contributions in 2022 due to a $200 million contribution to Eaton's U.S. qualified pension plan in 2021, cash received from the termination of interest rate swaps in 2022, and higher net income in 2022.
Investing Cash Flow
Net cash used in investing activities decreased by $1,439 million in the first three months of 2022 compared to 2021. The decrease in the use of cash in the first three months of 2022 was primarily driven by cash paid in 2022 for business acquisitions of $612 million compared to cash paid in 2021 for business acquisitions of $1,700 million, and net purchases of short-term investments of $1 million in 2022 compared to $280 million in 2021.
Financing Cash Flow
Net cash provided by financing activities decreased by $1,223 million in the first three months of 2022 compared to 2021. The decrease in the source of cash in the first three months of 2022 was primarily due to no proceeds from borrowings in 2022 compared to proceeds from borrowings of $1,798 million in 2021, partially offset by net proceeds of short-term debt of $1,105 million in 2022 compared to $463 million in 2021.

Uses of Cash
Capital Expenditures
Capital expenditures were $115 million and $119 million in the first three months of 2022 and 2021, respectively. Eaton expects approximately $650 million in capital expenditures in 2022.
Dividends
Cash dividend payments were $320 million and $300 million in the first three months of 2022 and 2021, respectively. On February 23, 2022, Eaton's Board of Directors declared a quarterly dividend of $0.81 per ordinary share, a 7% increase over the dividend paid in the fourth quarter of 2021. Payment of quarterly dividends in the future depends upon the Company’s ability to generate net income and operating cash flows, among other factors, and is subject to declaration by the Eaton Board of Directors. The Company intends to continue to pay quarterly dividends in 2022.
Share Repurchases
On February 27, 2019, the Board of Directors adopted a share repurchase program for share repurchases up to $5.0 billion of ordinary shares (2019 Program). On February 23, 2022, the Board renewed the 2019 Program by providing authority for up to $5.0 billion in repurchases to be made during the three-year period commencing on that date (2022 Program). Under the 2022 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. In the first three months of 2022, 0.6 million ordinary shares were repurchased under the 2022 program in the open market at a total cost of $86 million. In the first three months of 2021, 0.5 million ordinary shares were repurchased under the 2019 Program in the open market at a total cost of $59 million. The Company will continue to pursue share repurchases in 2022 depending on market conditions and capital levels.
Acquisition of Businesses
The Company paid cash of $612 million and $1,700 million to acquire businesses in the first three months of 2022 and 2021, respectively. The Company will continue to focus on deploying its capital toward businesses that provide opportunities for higher growth and strong returns, and align with secular trends and its power management strategies.
Debt
The Company manages a number of short-term and long-term debt instruments, including commercial paper. At March 31, 2022, the Company had Short-term debt of $1,116 million, Current portion of long-term debt of $1,728 million, and Long-term debt of $6,763 million.

Supply Chain Finance Program
The Company negotiates payment terms directly with its suppliers for the purchase of goods and services. In addition, a third-party financial institution offers a voluntary supply chain finance (SCF) program that enables certain of the Company’s suppliers, at the supplier’s sole discretion, to sell receivables due from the Company to the financial institution on terms directly negotiated with the financial institution. If a supplier elects to participate in the SCF program, the supplier decides which invoices are sold to the financial institution and the Company has no economic interest in a supplier’s decision to sell an invoice. The SCF program does not have a significant impact on the Company’s liquidity as payments by the Company to participating suppliers are paid to the financial institution on the invoice due date, regardless of whether an individual invoice is sold by the supplier to the financial institution. The amounts due to the financial institution for suppliers that participate in the SCF program are included in Accounts payable on the Company’s Consolidated Balance Sheets, and the associated payments are included in operating activities on the Condensed Consolidated Statements of Cash Flows. At  March 31, 2022 and December 31, 2021, Accounts payable included $168 million and $151 million, respectively, payable to suppliers that have elected to participate in the SCF program.
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
Substantially all of the Senior Notes, together with the credit facilities described above under Financial Condition and Liquidity (the Credit Facilities), are guaranteed by Eaton and 18 of its subsidiaries. Accordingly, they rank equally with each other. However, because these obligations are not secured, they would be effectively subordinated to any existing or future secured indebtedness of Eaton and its subsidiaries. As of March 31, 2022, Eaton has no material, long-term secured debt. The guaranteed Registered Senior Notes are also structurally subordinated to the liabilities of Eaton's subsidiaries that are not guarantors. Except as described below under Future Guarantors, Eaton is not obligated to cause its subsidiaries to guarantee the Registered Senior Notes.
The table set forth in Exhibit 22 filed with the Form 10-K filed on February 24, 2021 (10-K Exhibit 22), details the primary obligors and guarantors with respect to the guaranteed Registered Senior Notes.
Terms of Guarantees of Registered Securities
Payment of principal and interest on the Registered Senior Notes is guaranteed, on an unsecured, unsubordinated basis by the subsidiaries of Eaton set forth in the table referenced in the 10-K Exhibit 22. Each guarantee is full and unconditional, and joint and several. Each guarantor's guarantee is an unsecured obligation that ranks equally with all its other unsecured and unsubordinated indebtedness. The obligations of each guarantor under its guarantee of the Registered Senior Notes is subject to a customary savings clause or similar provision designed to prevent such guarantee from constituting a fraudulent conveyance or otherwise legally impermissible or voidable obligation.
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
The 1994 Indenture does not contain provisions with respect to future guarantors.
Summarized Financial Information of Guarantors and Issuers

(In millions)	March 31, 2022	December 31, 2021
Current assets	$3,264	$3,032
Noncurrent assets	11,578	11,553
Current liabilities	4,944	3,950
Noncurrent liabilities	8,349	8,461
Amounts due to subsidiaries that are non-issuers and non-guarantors - net	16,621	18,006

		Three months ended March 31
(In millions)		2022
Net sales		$2,550
Sales to subsidiaries that are non-issuers and non-guarantors		215
Cost of products sold		2,125
Expense from subsidiaries that are non-issuers and non-guarantors - net		89
Net income		42
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

FORWARD-LOOKING STATEMENTS
This Form 10-Q Report contains forward-looking statements concerning litigation, expected capital expenditures, future dividend payments, anticipated share repurchases, and expected restructuring charges and benefits. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to Eaton, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside Eaton’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: the course of the COVID-19 pandemic, including government responses thereto and the rate of global economic recovery therefrom; unanticipated changes in the markets for the Company’s business segments; unanticipated downturns in business relationships with customers or their purchases from us; the availability of credit to customers and suppliers; supply chain disruptions, competitive pressures on sales and pricing; unanticipated changes in the cost of material, labor and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; strikes or other labor unrest; the impact of acquisitions and divestitures; unanticipated difficulties integrating acquisitions; new laws and governmental regulations; interest rate changes; tax rate changes or exposure to additional income tax liability; stock market and currency fluctuations; war, natural disasters, civil or political unrest or terrorism; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in exposures to market risk since December 31, 2021.

ITEM 4.CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures - Pursuant to SEC Rule 13a-15, an evaluation was performed under the supervision and with the participation of Eaton’s management, including Craig Arnold - Principal Executive Officer; and Thomas B. Okray - Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, management concluded that Eaton’s disclosure controls and procedures were effective as of March 31, 2022.
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
During the first quarter of 2022, there was no change in Eaton’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting. Management is currently evaluating the impact of businesses acquired in the past twelve months on Eaton's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.
Information regarding the Company's current legal proceedings is presented in Note 8 of the Notes to the condensed consolidated financial statements.

ITEM 1A.RISK FACTORS.
“Item 1A. Risk Factors” in Eaton's 2021 Form 10-K includes a discussion of the Company's risk factors. There have been no material changes from the risk factors described in the 2021 Form 10-K, except as follows:
Eaton uses a variety of raw materials and components in its businesses, and significant shortages, price increases or supplier insolvencies, or similar challenges for our customers could adversely impact our results of operations.
Eaton's major requirements for raw materials are described in Item 1 “Raw Materials” of our Form 10-K for the year ended December 31, 2021. Shortages have affected the prices Eaton's businesses are charged as global economies recover from the COVID-19 pandemic.
Additionally, some of our suppliers of component parts and logistics have increased their prices in response to increases in their costs of raw materials, energy and/or labor. If we are unable to increase prices commensurately with increased costs without compromising the competitive position of our products and services, our results could be negatively impacted. These economic conditions have also impacted customers in certain of our end markets, potentially affecting short-term demand for some of our products. These conditions may be exacerbated by Russia's invasion of Ukraine and the related economic and other retaliatory measures taken by the United States, the European Union and other nations. While Russia's invasion of Ukraine has not had a material impact on Eaton’s results to date, it is impossible to determine its outcome, or how it will affect global macroeconomic conditions generally in the future. Should these trends continue or worsen, the Company and/or some of our customers may be impacted, which could have a material adverse impact on our operating results.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c) Issuer's Purchases of Equity Securities
During the first quarter of 2022, 0.6 million ordinary shares were repurchased in the open market at a total cost of $86 million. These shares were repurchased under the program approved by the Board on February 23, 2022 (the 2022 Program). A summary of the shares repurchased in the first quarter of 2022 is as follows:

Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
January	—	$—	—	$1,972
February	—	$—	—	$5,000
March	584,539	$147.22	584,539	$4,914
Total	584,539	$147.22	584,539

ITEM 6.EXHIBITS.
Eaton Corporation plc
First Quarter 2022 Report on Form 10-Q

3 (i)	Certificate of Incorporation — Incorporated by reference to the Form S-8 filed November 30, 2012

3 (ii)	Amended and Restated Memorandum and Articles of Incorporation — Incorporated by reference to the Form 8-K filed on May 1, 2017

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

EATON CORPORATION plc
Registrant

Date:	May 3, 2022	By:	/s/ Thomas B. Okray
Thomas B. Okray
Principal Financial Officer
(On behalf of the registrant and as Principal Financial Officer)