Form 10-Q
period 2022-06-30
Eaton Corp plc
filed 2022-08-02
CIK 1551182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 398.3 million Ordinary Shares outstanding as of June 30, 2022.

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended June 30		Six months ended June 30
(In millions except for per share data)	2022	2021	2022	2021
Net sales	$5,212	$5,215	$10,054	$9,907

Cost of products sold	3,505	3,545	6,774	6,729
Selling and administrative expense	828	876	1,618	1,671
Research and development expense	168	154	333	302
Interest expense - net	31	37	63	75
Gain on sale of business	—	—	24	—
Other income - net	(41)	(17)	(50)	(28)
Income before income taxes	720	620	1,339	1,158
Income tax expense	119	114	205	193
Net income	601	506	1,135	965
Less net income for noncontrolling interests	—	—	(1)	(1)
Net income attributable to Eaton ordinary shareholders	$601	$506	$1,133	$964

Net income per share attributable to Eaton ordinary shareholders
Diluted	$1.50	$1.26	$2.82	$2.40
Basic	1.51	1.27	2.84	2.42

Weighted-average number of ordinary shares outstanding
Diluted	400.7	401.4	401.2	401.2
Basic	399.0	398.8	399.1	398.6

Cash dividends declared per ordinary share	$0.81	$0.76	$1.62	$1.52

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended June 30		Six months ended June 30
(In millions)	2022	2021	2022	2021
Net income	$601	$506	$1,135	$965
Less net income for noncontrolling interests	—	—	(1)	(1)
Net income attributable to Eaton ordinary shareholders	601	506	1,133	964

Other comprehensive income (loss), net of tax
Currency translation and related hedging instruments	(470)	80	(533)	(92)
Pensions and other postretirement benefits	(41)	161	36	208
Cash flow hedges	68	(47)	169	48
Other comprehensive income (loss) attributable to Eaton ordinary shareholders	(444)	194	(328)	164

Total comprehensive income attributable to Eaton ordinary shareholders	$157	$700	$805	$1,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED BALANCE SHEETS

(In millions)	June 30, 2022	December 31, 2021
Assets
Current assets
Cash	$364	$297
Short-term investments	259	271
Accounts receivable - net	3,837	3,297
Inventory	3,445	2,969
Prepaid expenses and other current assets	781	677
Total current assets	8,687	7,511

Property, plant and equipment
Land and buildings	2,156	2,227
Machinery and equipment	5,654	5,591
Gross property, plant and equipment	7,810	7,818
Accumulated depreciation	(4,768)	(4,754)
Net property, plant and equipment	3,043	3,064

Other noncurrent assets
Goodwill	14,805	14,751
Other intangible assets	5,689	5,855
Operating lease assets	493	442
Deferred income taxes	403	392
Other assets	2,033	2,012
Total assets	$35,153	$34,027

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$1,392	$13
Current portion of long-term debt	2,030	1,735
Accounts payable	3,013	2,797
Accrued compensation	363	501
Other current liabilities	2,176	2,166
Total current liabilities	8,974	7,212

Noncurrent liabilities
Long-term debt	6,277	6,831
Pension liabilities	772	872
Other postretirement benefits liabilities	253	263
Operating lease liabilities	386	337
Deferred income taxes	628	559
Other noncurrent liabilities	1,446	1,502
Total noncurrent liabilities	9,762	10,364

Shareholders’ equity
Ordinary shares (398.3 million outstanding in 2022 and 398.8 million in 2021)	4	4
Capital in excess of par value	12,452	12,449
Retained earnings	7,886	7,594
Accumulated other comprehensive loss	(3,961)	(3,633)
Shares held in trust	(1)	(1)
Total Eaton shareholders’ equity	16,380	16,413
Noncontrolling interests	36	38
Total equity	16,416	16,451
Total liabilities and equity	$35,153	$34,027
The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30
(In millions)	2022	2021
Operating activities
Net income	$1,135	$965
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	479	437
Deferred income taxes	(14)	(73)
Pension and other postretirement benefits expense	21	27
Contributions to pension plans	(55)	(268)
Contributions to other postretirement benefits plans	(12)	(13)
Gain on sale of business	(24)	—
Changes in working capital	(1,144)	(169)
Other - net	(5)	(9)
Net cash provided by operating activities	382	897

Investing activities
Capital expenditures for property, plant and equipment	(254)	(272)
Proceeds from sales of property, plant and equipment	92	16
Cash paid for acquisitions of businesses, net of cash acquired	(612)	(4,500)
Proceeds from sale of business, net of cash sold	22	—
Investments in associate companies	(17)	(122)
Sales (purchases) of short-term investments - net	(4)	401
Proceeds from (payments for) settlement of currency exchange contracts not designated as hedges - net	(9)	30
Other - net	(41)	(36)
Net cash used in investing activities	(822)	(4,483)

Financing activities
Proceeds from borrowings	—	1,798
Payments on borrowings	(6)	(1,009)
Short-term debt, net	1,384	3,380
Cash dividends paid	(654)	(613)
Exercise of employee stock options	13	31
Repurchase of shares	(186)	(76)
Employee taxes paid from shares withheld	(58)	(44)
Other - net	(1)	(14)
Net cash provided by financing activities	492	3,453

Effect of currency on cash	15	(13)
Less: Increase in cash classified as held for sale	—	(13)
Total increase (decrease) in cash	66	(159)
Cash at the beginning of the period	297	438
Cash at the end of the period	$364	$279

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Amounts are in millions unless indicated otherwise (per share data assume dilution). Columns and rows may not add and the sum of components may not equal total amounts reported due to rounding.
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
Eaton's reporting currency is United States Dollars (USD). The functional currency for most subsidiaries is their local currency. Financial statements for these subsidiaries are translated at exchange rates in effect at the balance sheet date as to assets and liabilities and weighted-average exchange rates as to revenues and expenses. The resulting translation adjustments are recognized in Accumulated other comprehensive loss. For subsidiaries operating in highly inflationary economies, non-monetary assets and liabilities such as inventory and property, plant and equipment and their related expenses are remeasured at historical exchange rates, while monetary assets and liabilities are remeasured at exchange rates in effect at the balance sheet date. Remeasurement adjustments for these subsidiaries are recognized in income.
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

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the anticipated synergies of acquiring Tripp Lite. Goodwill recognized as a result of the acquisition is not deductible for tax purposes. The estimated fair values of the customer relationships, trademarks and technology intangible assets of $539 million, $33 million, and $32 million, respectively, were determined using either the relief-from-royalty model or the multi-period excess earnings model, which are discounted cash flow models that rely on the Company's estimates. These estimates require judgment of future revenue growth rates, future margins, and the applicable weighted-average cost of capital used to discount those estimated cash flows. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market holders of a business enterprise. The estimated useful lives for customer relationships, trademarks and technology intangible assets were 20 years, 15 years, and 5 years, respectively. See Note 6 for additional information about goodwill.
Eaton's 2021 Condensed Consolidated Financial Statements include Tripp Lite’s results of operations, including segment operating profit of $53 million on sales of $151 million, from the date of acquisition through June 30, 2021.
Acquisition of Mission Systems
On June 1, 2021, Eaton acquired Mission Systems for $2.80 billion, net of cash received. Mission Systems is a leading manufacturer of air-to-air refueling systems, environmental systems, and actuation primarily for defense markets. Mission Systems is reported within the Aerospace business segment.
The acquisition of Mission Systems has been accounted for using the acquisition method of accounting which requires the assets acquired and liabilities assumed be recognized at their respective fair values on the acquisition date. During the measurement period which ended in June 2022, opening balance sheet adjustments were made to finalize Eaton's fair value estimates based on the final valuations received, which are summarized in the table below. The measurement period adjustments did not have a material impact to the Consolidated Statements of Income.

(In millions)	Preliminary Allocation	Measurement Period Adjustments	Adjusted Preliminary Allocation
Accounts receivable	$84	$—	$84
Inventory	179	(1)	178
Prepaid expenses and other current assets	45	5	50
Property, plant and equipment	86	11	97
Other intangible assets	1,575	(113)	1,462
Other assets	19	(4)	15
Accounts payable	(40)	—	(40)
Other current liabilities	(159)	(43)	(202)
Other noncurrent liabilities	(77)	(31)	(108)
Total identifiable net assets	1,712	(176)	1,536
Goodwill	1,088	176	1,264
Total consideration, net of cash received	$2,800	$—	$2,800
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the anticipated synergies of acquiring Mission Systems. As a result of the acquisition, goodwill of $572 million recognized in the United States is expected to be deductible for tax purposes. The estimated fair values of the customer relationships, technology, and backlog intangible assets of $764 million, $612 million, and $86 million, respectively, were determined using either the relief-from-royalty model or the multi-period excess earnings model, which are discounted cash flow models that rely on the Company's estimates. These estimates require judgment of future revenue growth rates, future margins, and the applicable weighted-average cost of capital used to discount those estimated cash flows. The estimated fair value of technology intangibles is also based on the selection of royalty rates used in the valuation model. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market holders of a business enterprise. The estimated useful lives for customer relationships, technology, and backlog intangible assets were 22 years, 21 years, and 2 years, respectively. See Note 6 for additional information about goodwill.
Eaton's 2021 Condensed Consolidated Financial Statements include Mission Systems’ results of operations, including segment operating profit of $19 million on sales of $72 million, from the date of acquisition through June 30, 2021.

Sale of Hydraulics business
On August 2, 2021, Eaton completed the sale of the Hydraulics business to Danfoss A/S. As a result of the sale, the Company received $3.1 billion, net of cash sold, and recognized a pre-tax gain of $617 million in 2021. According to the terms of the sales agreement, the Company finalized negotiations of post-closing adjustments with Danfoss A/S during the first quarter of 2022. As a result of these negotiations, the Company recognized an additional pre-tax gain of $24 million. In the second quarter of 2022, Eaton received cash of $22 million from Danfoss A/S to fully settle all post-closing adjustments. The business had sales of $1.3 billion in 2021 through the date of the sale.
Acquisition of Royal Power Solutions
On January 5, 2022, Eaton acquired Royal Power Solutions for $612 million, net of cash received. Royal Power Solutions is a U.S. based manufacturer of high-precision electrical connectivity components used in electric vehicle, energy management, industrial and mobility markets. Royal Power Solutions is reported within the eMobility business segment.
The acquisition of Royal Power Solutions has been accounted for using the acquisition method of accounting which requires the assets acquired and liabilities assumed be recognized at their respective fair values on the acquisition date, as well as measurement period adjustments recorded as of June 30, 2022. The table below summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed on the acquisition date. These preliminary estimates will continue to be revised during the measurement period as third-party valuations are received and finalized, further information becomes available and additional analyses are performed, and these differences could have a material impact on Eaton's preliminary purchase price allocation. The current measurement period adjustments did not have a material impact to the Consolidated Statements of Income.

(In millions)	Preliminary Allocation	Measurement Period Adjustments	Adjusted Preliminary Allocation
Accounts receivable	$36	$—	$36
Inventory	43	—	43
Prepaid expenses and other current assets	1	—	1
Property, plant and equipment	25	—	25
Other intangible assets	306	—	306
Other assets	21	(21)	—
Accounts payable	(24)	—	(24)
Other current liabilities	(10)	—	(10)
Other noncurrent liabilities	(70)	21	(49)
Total identifiable net assets	328	—	328
Goodwill	284	—	284
Total consideration, net of cash received	$612	$—	$612
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
Eaton's 2022 Condensed Consolidated Financial Statements include Royal Power Solutions' results of operations, including segment operating profit of $11 million on sales of $79 million, from the date of acquisition through June 30, 2022.
Russia
During the second quarter of 2022, in light of the ongoing war with Ukraine, the Company decided to exit its business operations in Russia and recorded charges of $29 million presented in Other income - net on the Consolidated Statements of Income. The charges consisted primarily of write-downs of accounts receivable, inventory and other assets, and accruals for severance.
Acquisition of a 50% stake in Jiangsu Huineng Electric Co., Ltd’s circuit breaker business
On July 1, 2022, Eaton acquired a 50 percent stake in Jiangsu Huineng Electric Co., Ltd’s circuit breaker business, which manufactures and markets low-voltage circuit breakers in China. Eaton will account for this investment on the equity method of accounting and will report it within the Electrical Global business segment.

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
The following table provides disaggregated sales by lines of businesses, geographic destination, market channel or end market, as applicable, for the Company's operating segments:

	Three months ended June 30		Six months ended June 30
(In millions)	2022	2021	2022	2021
Electrical Americas
Products	$695	$555	$1,298	$1,075
Systems	1,436	1,294	2,724	2,396
Total	$2,131	$1,849	$4,022	$3,471

Electrical Global
Products	$878	$846	$1,754	$1,559
Systems	617	572	1,178	1,112
Total	$1,495	$1,418	$2,932	$2,671

Hydraulics
United States	$—	$235	$—	$457
Rest of World	—	325	—	664
Total	$—	$560	$—	$1,121

Aerospace
Original Equipment Manufacturers	$285	$239	$577	$447
Aftermarket	242	191	463	337
Industrial and Other	215	195	419	360
Total	$742	$625	$1,459	$1,144

Vehicle
Commercial	$445	$384	$847	$726
Passenger and Light Duty	263	291	532	603
Total	$708	$675	$1,379	$1,329

eMobility	$136	$88	$262	$171

Total net sales	$5,212	$5,215	$10,054	$9,907

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (revenue recognized exceeds amount billed to the customer), and deferred revenue (advance payments and billings in excess of revenue recognized). Accounts receivable from customers were $3,405 million and $2,896 million at June 30, 2022 and December 31, 2021, respectively. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. These assets and liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Unbilled receivables were $209 million and $187 million at June 30, 2022 and December 31, 2021, respectively, and are recorded in Prepaid expenses and other current assets. The increase in unbilled receivables reflects higher revenue recognized from increased business activity in 2022.
Changes in the deferred revenue liabilities are as follows:

(In millions)	Deferred Revenue
Balance at January 1, 2022	$422
Customer deposits and billings	742
Revenue recognized in the period	(705)
Translation	(15)
Balance at June 30, 2022	$444

(In millions)	Deferred Revenue
Balance at January 1, 2021	$257
Customer deposits and billings	570
Revenue recognized in the period	(545)
Deferred revenue from business acquisitions	99
Translation and other	(3)
Balance at June 30, 2021	$378
Deferred revenue liabilities of $421 million and $395 million as of June 30, 2022 and December 31, 2021, respectively, were included in Other current liabilities with the remaining balance presented in Other noncurrent liabilities.
A significant portion of open orders placed with Eaton are by original equipment manufacturers or distributors. These open orders are not considered firm as they have been historically subject to releases by customers. In measuring backlog of unsatisfied or partially satisfied obligations, only the amount of orders to which customers are firmly committed are included. Using this criterion, total backlog at June 30, 2022 was approximately $10.2 billion. At June 30, 2022, approximately 87% of this backlog is targeted for delivery to customers in the next twelve months and the rest thereafter.

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
Accounts receivable are net of an allowance for credit losses of $49 million and $42 million at June 30, 2022 and December 31, 2021, respectively. The change in the allowance for credit losses includes expense and net write-offs, none of which are significant.

Note 5.    INVENTORY
Inventory is carried at lower of cost or net realizable value. The components of inventory are as follows:

(In millions)	June 30, 2022	December 31, 2021
Raw materials	$1,224	$1,096
Work-in-process	833	620
Finished goods	1,388	1,253
Total inventory	$3,445	$2,969

Note 6.    GOODWILL
Changes in the carrying amount of goodwill by segment are as follows:

(In millions)	January 1, 2022	Additions	Translation	June 30, 2022
Electrical Americas	$7,417	$5	$(15)	$7,406
Electrical Global	4,183	2	(270)	3,915
Aerospace	2,781	184	(132)	2,833
Vehicle	290	—	(3)	287
eMobility	80	284	—	364
Total	$14,751	$475	$(420)	$14,805
The 2022 additions to goodwill relate primarily to the anticipated synergies of acquiring Royal Power Solutions and Mission Systems. The allocation of the Royal Power Solutions purchase price is preliminary and will be completed during the measurement period.

Note 7.    RETIREMENT BENEFITS PLANS
The components of retirement benefits expense (income) are as follows:

	United States pension benefit expense (income)		Non-United States pension benefit expense (income)		Other postretirement benefits expense (income)
	Three months ended June 30
(In millions)	2022	2021	2022	2021	2022	2021
Service cost	$8	$10	$14	$19	$1	$—
Interest cost	28	16	12	11	1	1
Expected return on plan assets	(52)	(55)	(29)	(30)	—	—
Amortization	4	10	12	18	(2)	—
	(12)	(19)	9	18	—	1
Settlements	17	12	1	1	—	—
Total expense (income)	$5	$(7)	$10	$19	$—	$1

	United States pension benefit expense (income)		Non-United States pension benefit expense (income)		Other postretirement benefits expense (income)
	Six months ended June 30
(In millions)	2022	2021	2022	2021	2022	2021
Service cost	$16	$20	$30	$38	$1	$—
Interest cost	48	33	24	21	3	3
Expected return on plan assets	(105)	(111)	(60)	(60)	—	—
Amortization	12	20	24	37	(4)	(1)
	(29)	(38)	18	36	—	2
Settlements	31	26	1	1	—	—
Total expense (income)	$2	$(12)	$19	$37	$—	$2
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
During the second quarter and first six months of 2022, the Company recognized settlement losses from lump-sum distributions of $18 million and $32 million, respectively. During the second quarter and first six months of 2021, the Company recognized settlement losses from lump-sum distributions of $13 million and $27 million, respectively. The Company remeasured certain pension plans as a result of lump-sum distributions exceeding or expected to exceed the sum of service and interest costs for the year. These remeasurements resulted in the following changes:

	Increase (decrease)		Increase (decrease)
	Three months ended June 30		Six months ended June 30
(In millions)	2022	2021	2022	2021
Pension assets	$(151)	$—	$(119)	$—
Pension liabilities	(14)	(181)	(29)	(181)
Accumulated other comprehensive loss	137	(181)	90	(181)

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

Note 9.    INCOME TAXES
The effective income tax rate for the second quarter of 2022 was expense of 16.5% compared to expense of 18.4% for the second quarter of 2021. The decrease in the effective tax rate in the second quarter of 2022 was primarily due to the one-time impact of a tax rate change in the United Kingdom recognized in the second quarter of 2021. The effective income tax rate for the first six months of 2022 was expense of 15.3% compared to expense of 16.7% for the first six months of 2021. The decrease in the effective tax rate in the first six months of 2022 was primarily due to excess tax benefits recognized for employee share-based payments in 2022 and the one-time impact of a tax rate change in the United Kingdom recognized in the first six months of 2021.
Brazil Tax Years 2005-2012
The Company has two Brazilian tax cases primarily relating to the amortization of certain goodwill generated from the acquisition of third-party businesses and corporate reorganizations. One case involves tax years 2005-2008 (Case 1), and the other involves tax years 2009-2012 (Case 2). Case 2 is proceeding on a more accelerated timeline than Case 1. For Case 2, the Company received a tax assessment in 2014 that included interest and penalties. In November 2019, the Company received an unfavorable result at the final tax administrative appeals level, resulting in an alleged tax deficiency of $27 million plus $99 million of interest and penalties (translated at the June 30, 2022 exchange rate). The Company is challenging this assessment in the judicial system and, on April 18, 2022, received an unfavorable decision at the first judicial level. On April 27, 2022, the Company filed a motion for clarification relating to that decision. On May 20, 2022, the court largely upheld its prior decision without further clarification. On June 9, 2022, the Company filed its notice of appeal to the second level court. The Company intends to continue its challenge of this assessment in the judicial system.
As previously disclosed for Case 1, the Company received a separate tax assessment alleging a tax deficiency of $31 million plus $107 million of interest and penalties (translated at the June 30, 2022 exchange rate), which the Company is challenging in the judicial system. This case is still pending resolution at the first judicial level.
Both cases are expected to take several years to resolve through the Brazilian judicial system and require provision of certain assets as security for the alleged deficiencies. As of June 30, 2022, the Company pledged Brazilian real estate assets with net book value of $20 million and provided additional security in the form of bank secured bonds and insurance bonds totaling $108 million and a cash deposit of $18 million (translated at the June 30, 2022 exchange rate).
U.S. Tax Years 2005-2006
In 2011, the United States Internal Revenue Service (IRS) issued a Statutory Notice of Deficiency for the Company’s United States subsidiaries (Eaton US) for the 2005 and 2006 tax years (the 2005-06 Notice), which Eaton US contested in United States Tax Court. The 2005-06 Notice proposed assessments of $75 million in additional taxes plus $52 million in penalties related primarily to transfer pricing adjustments for products manufactured in the Company's facilities in Puerto Rico and the Dominican Republic and sold to affiliated companies located in the United States. Eaton US has set its transfer prices for products sold between these affiliates at the same prices that Eaton US sells such products to third parties as required by two successive Advance Pricing Agreements (APAs) Eaton US entered into with the IRS that governed the 2005-2010 tax years. Eaton US has continued to apply the APA pricing methodology for 2011 through the current reporting period. Immediately prior to the 2005-06 Notice being issued, the IRS sent a letter stating that it was retrospectively canceling the APAs. The case in Tax Court involved whether the IRS improperly cancelled the APAs. On July 26, 2017, the Tax Court issued a ruling in which it agreed with Eaton US that the IRS must abide by the terms of the APAs for the tax years 2005-2006. The Tax Court’s ruling on the APAs did not have a material impact on Eaton’s consolidated financial statements. On May 24, 2021, the IRS filed a notice to appeal the Tax Court’s ruling to the United States Sixth Circuit Court of Appeals, and the parties have fully briefed the issue to the court. On July 21, 2022, the Sixth Circuit panel heard oral arguments. The Company continues to believe it will prevail. Tax years 2005 and 2006 remain open until this matter is resolved.

The Company believes that the final resolution of the Brazil and U.S. assessments discussed above will not have a material impact on its condensed consolidated financial statements. The ultimate outcome of these matters cannot be predicted with certainty given the complex nature of tax controversies. Should the ultimate outcome of any one of these matters deviate from our reasonable expectations, they may have a material adverse impact on the Company’s condensed consolidated financial statements. However, Eaton believes that its interpretations of tax laws and application of tax laws to its facts are correct, and that its accrual of unrecognized income tax benefits is appropriate with respect to these matters.

Note 10. EQUITY
On February 27, 2019, the Board of Directors adopted a share repurchase program for share repurchases up to $5.0 billion of ordinary shares (2019 Program). On February 23, 2022, the Board renewed the 2019 Program by providing authority for up to $5.0 billion in repurchases to be made during the three-year period commencing on that date (2022 Program). Under the 2022 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During the three and six months ended June 30, 2022, 0.7 million and 1.3 million ordinary shares, respectively, were repurchased under the 2022 program in the open market at a total cost of $100 million and $186 million, respectively. During the three and six months ended June 30, 2021, 0.1 million and 0.6 million ordinary shares, respectively, were repurchased under the 2019 Program in the open market at a total cost of $17 million and $76 million, respectively.
The changes in Shareholders’ equity are as follows:

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at January 1, 2022	398.8	$4	$12,449	$7,594	$(3,633)	$(1)	$16,413	$38	$16,451
Net income	—	—	—	532	—	—	532	1	533
Other comprehensive income, net of tax					116		116	—	116
Cash dividends paid and accrued	—	—	—	(331)	—	—	(331)	(2)	(333)
Issuance of shares under equity-based compensation plans	0.8	—	(22)	(2)	—	—	(24)	—	(24)
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(1)	(1)
Repurchase of shares	(0.6)	—	—	(86)	—	—	(86)	—	(86)
Balance at March 31, 2022	399.0	$4	$12,427	$7,707	$(3,517)	$(1)	$16,620	$36	$16,656
Net income	—	—	—	601	—	—	601	—	601
Other comprehensive loss, net of tax					(444)		(444)		(444)
Cash dividends paid	—	—	—	(323)	—	—	(323)	—	(323)
Issuance of shares under equity-based compensation plans	—	—	26	1	—	—	27	—	27
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	(1)	—	—	—	(1)	—	(1)
Repurchase of shares	(0.7)	—	—	(100)	—	—	(100)	—	(100)
Balance at June 30, 2022	398.3	$4	$12,452	$7,886	$(3,961)	$(1)	$16,380	$36	$16,416

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at January 1, 2021	398.1	$4	$12,329	$6,794	$(4,195)	$(2)	$14,930	$43	$14,973
Net income	—	—	—	458	—	—	458	1	459
Other comprehensive loss, net of tax					(30)		(30)	—	(30)
Cash dividends paid and accrued	—	—	—	(309)	—	—	(309)	—	(309)
Issuance of shares under equity-based compensation plans	0.9	—	6	(1)	—	—	5	—	5
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(2)	(2)
Repurchase of shares	(0.5)	—	—	(59)	—	—	(59)	—	(59)
Balance at March 31, 2021	398.5	$4	$12,335	$6,883	$(4,225)	$(2)	$14,995	$42	$15,037
Net income	—	—	—	506	—	—	506	—	506
Other comprehensive income, net of tax					194		194		194
Cash dividends paid	—	—	—	(304)	—	—	(304)	—	(304)
Issuance of shares under equity-based compensation plans	0.2	—	33	—	—	1	34	—	34
Repurchase of shares	(0.1)	—	—	(17)	—	—	(17)	—	(17)
Balance at June 30, 2021	398.6	$4	$12,368	$7,068	$(4,031)	$(1)	$15,408	$42	$15,450
The changes in Accumulated other comprehensive loss are as follows:

(In millions)	Currency translation and related hedging instruments	Pensions and other postretirement benefits	Cash flow hedges	Total
Balance at January 1, 2022	$(2,617)	$(986)	$(30)	$(3,633)
Other comprehensive income (loss) before reclassifications	(533)	(18)	174	(378)
Amounts reclassified from Accumulated other comprehensive loss (income)	—	54	(5)	50
Net current-period Other comprehensive income (loss)	(533)	36	169	(328)
Balance at June 30, 2022	$(3,150)	$(950)	$139	$(3,961)
The reclassifications out of Accumulated other comprehensive loss are as follows:

(In millions)	Six months ended June 30, 2022		Consolidated statements of income classification
Amortization of defined benefit pensions and other postretirement benefits items
Actuarial loss and prior service cost	$(64)	1
Tax benefit	10
Total, net of tax	(54)

Gains and (losses) on cash flow hedges
Currency exchange contracts	4		Net sales and Cost of products sold
Commodity contracts	2		Cost of products sold
Tax expense	(1)
Total, net of tax	5

Total reclassifications for the period	$(50)
1 These components of Accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 7 for additional information about pension and other postretirement benefits items.

Net Income Per Share Attributable to Eaton Ordinary Shareholders
A summary of the calculation of net income per share attributable to Eaton ordinary shareholders is as follows:

	Three months ended June 30		Six months ended June 30
(In millions except for per share data)	2022	2021	2022	2021
Net income attributable to Eaton ordinary shareholders	$601	$506	$1,133	$964

Weighted-average number of ordinary shares outstanding - diluted	400.7	401.4	401.2	401.2
Less dilutive effect of equity-based compensation	1.7	2.6	2.1	2.6
Weighted-average number of ordinary shares outstanding - basic	399.0	398.8	399.1	398.6

Net income per share attributable to Eaton ordinary shareholders
Diluted	$1.50	$1.26	$2.82	$2.40
Basic	1.51	1.27	2.84	2.42
For the second quarter and first six months of 2022, all stock options were included in the calculation of diluted net income per share attributable to Eaton ordinary shareholders because they were all dilutive. For the first six months of 2021, 0.1 million stock options were excluded from the calculation of diluted net income per share attributable to Eaton ordinary shareholders because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive. For the second quarter of 2021, all stock options were included in the calculation of diluted net income per share attributable to Eaton ordinary shareholders because they all were dilutive.

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
A summary of financial instruments and contingent consideration recognized at fair value, and the fair value measurements used, is as follows:

(In millions)	Total	Level 1	Level 2	Level 3
June 30, 2022
Cash	$364	$364	$—	$—
Short-term investments	259	259	—	—
Net derivative contracts	110	—	110	—
Contingent consideration from acquisition of Green Motion	(57)	—	—	(57)

December 31, 2021
Cash	$297	$297	$—	$—
Short-term investments	271	271	—	—
Net derivative contracts	41	—	41	—
Contingent consideration from acquisition of Green Motion	(57)	—	—	(57)
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
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $8,307 million and fair value of $8,034 million at June 30, 2022 compared to $8,566 million and $9,232 million, respectively, at December 31, 2021. The fair value of Eaton's debt instruments were estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and is considered a Level 2 fair value measurement.

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
Eaton uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against foreign currency exposure (net investment hedges). Foreign currency denominated debt designated as non-derivative net investment hedging instruments had a carrying value on an after-tax basis of $2,641 million at June 30, 2022 and $2,880 million at December 31, 2021.

Derivative Financial Statement Impacts
The fair value of derivative financial instruments recognized in the Consolidated Balance Sheets is as follows:

(In millions)	Notional amount	Other current assets	Other noncurrent assets	Other current liabilities	Other noncurrent liabilities	Type of hedge	Term
June 30, 2022
Derivatives designated as hedges
Forward starting floating-to-fixed interest rate swaps	$2,000	$—	$127	$—	$3	Cash flow	5 to 30 years
Currency exchange contracts	1,209	23	1	20	12	Cash flow	1 to 36 months
Commodity contracts	63	—	—	8	—	Cash flow	1 to 12 months
Total		$23	$128	$28	$15

Derivatives not designated as hedges
Currency exchange contracts	$4,472	$25		$14			1 to 12 months
Commodity contracts	48	—		9			1 month
Total		$25		$23

December 31, 2021
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$1,800	$22	$29	$—	$—	Fair value	8 months to 13 years
Forward starting floating-to-fixed interest rate swaps	1,350	—	38	—	79	Cash flow	11 to 31 years
Currency exchange contracts	1,212	17	2	11	3	Cash flow	1 to 36 months
Commodity contracts	50	2	—	1	—	Cash flow	1 to 12 months
Total		$41	$69	$12	$82

Derivatives not designated as hedges
Currency exchange contracts	$5,285	$34		$9			1 to 12 months
Commodity contracts	62	1		1			1 month
Total		$35		$10
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
As of June 30, 2022, the volume of outstanding commodity contracts that were entered into to hedge forecasted transactions:

Commodity	June 30, 2022		Term
Copper	10	Millions of pounds	1 to 12 months
Gold	1,643	Troy ounces	1 to 12 months
Silver	383,724	Troy ounces	1 to 12 months

The following amounts were recorded on the Consolidated Balance Sheets related to fixed-to-floating interest rate swaps:

(In millions)	Carrying amount of the hedged assets (liabilities)		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged asset (liabilities) (a)
Location on Consolidated Balance Sheets	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Long-term debt	$(2,413)	$(2,413)	$(62)	$(84)
(a) At June 30, 2022 and December 31, 2021, these amounts include the cumulative liability amount of fair value hedging adjustments remaining for which the hedge accounting has been discontinued of $62 million and $33 million, respectively.
The impact of hedging activities to the Consolidated Statements of Income is as follows:

	Three months ended June 30, 2022
(In millions)	Net Sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$5,212	$3,505	$31

Gain (loss) on derivatives designated as cash flow hedges
Currency exchange contracts
Hedged item	$2	$(4)	$—
Derivative designated as hedging instrument	(2)	4	—

Commodity contracts
Hedged item	$—	$(1)	$—
Derivative designated as hedging instrument	—	1	—

	Three months ended June 30, 2021
(In millions)	Net Sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$5,215	$3,545	$37

Gain (loss) on derivatives designated as cash flow hedges
Currency exchange contracts
Hedged item	$1	$—	$—
Derivative designated as hedging instrument	(1)	—	—

Commodity contracts
Hedged item	$—	$(3)	$—
Derivative designated as hedging instrument	—	3	—

Gain (loss) on derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps
Hedged item	$—	$—	$7
Derivative designated as hedging instrument	—	—	(7)

	Six months ended June 30, 2022
(In millions)	Net sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$10,054	$6,774	$63

Gain (loss) on derivatives designated as cash flow hedges
Currency exchange contracts
Hedged item	$4	$(7)	$—
Derivative designated as hedging instrument	(4)	7	—

Commodity contracts
Hedged item	$—	$(2)	$—
Derivative designated as hedging instrument	—	2	—

Gain (loss) on derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps
Hedged item	$—	$—	$8
Derivative designated as hedging instrument	—	—	(8)

	Six months ended June 30, 2021
(In millions)	Net sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$9,907	$6,729	$75

Gain (loss) on derivatives designated as cash flow hedges
Currency exchange contracts
Hedged item	$4	$1	$—
Derivative designated as hedging instrument	(4)	(1)	—

Commodity contracts
Hedged item	$—	$(5)	$—
Derivative designated as hedging instrument	—	5	—

Gain (loss) on derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps
Hedged item	$—	$—	$26
Derivative designated as hedging instrument	—	—	(26)

The impact of derivatives not designated as hedges to the Consolidated Statements of Income is as follows:

	Gain (loss) recognized in Consolidated Statements of Income		Consolidated Statements of Income classification
	Three months ended June 30
(In millions)	2022	2021
Gain (loss) on derivatives not designated as hedges
Currency exchange contracts	$(25)	$86	Interest expense - net
Commodity contracts	(16)	7	Other income - net and Cost of products sold (a)
Total	$(41)	$93

	Gain (loss) recognized in Consolidated Statements of Income		Consolidated Statements of Income classification
	Six months ended June 30
(In millions)	2022	2021
Gain (loss) on derivatives not designated as hedges
Currency exchange contracts	$(33)	$23	Interest expense - net
Commodity contracts	(15)	9	Other income - net and Cost of products sold (a)
Total	$(48)	$32
(a) In the second quarter of 2022, Eaton changed the presentation of gains and losses associated with derivative contracts for commodities that are not designated as hedges from Cost of product sold to Other income - net on the Consolidated Statements of Income. Prior period amounts have not been reclassified as they are not material.

The impact of derivative and non-derivative instruments designated as hedges to the Consolidated Statements of Income and Comprehensive Income is as follows:

	Gain (loss) recognized in other comprehensive (loss) income		Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	Three months ended June 30			Three months ended June 30
(In millions)	2022	2021		2022	2021
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	$113	$(68)	Interest expense - net	$—	$—
Currency exchange contracts	(10)	8	Net sales and Cost of products sold	4	(1)
Commodity contracts	(12)	2	Cost of products sold	1	3
Non-derivative designated as net investment hedges
Foreign currency denominated debt	179	(40)	Interest expense - net	—	—
Total	$270	$(98)		$5	$2

	Gain (loss) recognized in other comprehensive (loss) income		Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	Six months ended June 30			Six months ended June 30
(In millions)	2022	2021		2022	2021
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	$237	$61	Interest expense - net	$—	$—
Currency exchange contracts	(10)	(5)	Net sales and Cost of products sold	4	(5)
Commodity contracts	(7)	5	Cost of products sold	2	5
Non-derivative designated as net investment hedges
Foreign currency denominated debt	241	104	Interest expense - net	—	—
Total	$461	$165		$6	$—
At June 30, 2022, a loss of $6 million of estimated unrealized net gains or losses associated with our cash flow hedges were expected to be reclassified to income from Accumulated other comprehensive loss within the next twelve months. These reclassifications relate to our designated foreign currency and commodity hedges that will mature in the next 12 months.

Note 13.     RESTRUCTURING CHARGES
In the second quarter of 2020, Eaton decided to undertake a multi-year restructuring program to reduce its cost structure and gain efficiencies in its business segments and at corporate in order to respond to declining market conditions brought on by the COVID-19 pandemic. Since the inception of the program, the Company has incurred charges of $320 million. These restructuring activities are expected to incur additional expenses of $30 million in 2022 primarily comprised of plant closing and other costs, resulting in total estimated charges of $350 million for the entire program.
A summary of restructuring program charges is as follows:

	Three months ended June 30		Six months ended June 30
(In millions except for per share data)	2022	2021	2022	2021
Workforce reductions	$2	$(2)	$7	$—
Plant closing and other	8	15	21	29
Total before income taxes	10	13	28	29
Income tax benefit	2	2	6	6
Total after income taxes	$8	$11	$22	$23
Per ordinary share - diluted	$0.02	$0.03	$0.05	$0.06

Restructuring program charges related to the following segments:

	Three months ended June 30		Six months ended June 30
(In millions)	2022	2021	2022	2021
Electrical Americas	$5	$3	$10	$8
Electrical Global	1	—	6	2
Aerospace	2	2	5	3
Vehicle	3	5	6	11
eMobility	—	1	—	1
Corporate	—	2	2	4
Total	$10	$13	$28	$29

A summary of liabilities related to workforce reductions, plant closing and other associated costs is as follows:

(In millions)	Workforce reductions	Plant closing and other	Total
Balance at January 1, 2020	$—	$—	$—
Liability recognized	172	42	214
Payments, utilization and translation	(33)	(39)	(72)
Balance at December 31, 2020	$139	$3	$142
Liability recognized	21	57	78
Payments, utilization and translation	(64)	(52)	(116)
Balance at December 31, 2021	$96	$8	$104
Liability recognized	7	21	28
Payments, utilization and translation	(21)	(23)	(44)
Balance at June 30, 2022	$81	$6	$88
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

	Three months ended June 30		Six months ended June 30
(In millions)	2022	2021	2022	2021
Net sales
Electrical Americas	$2,131	$1,849	$4,022	$3,471
Electrical Global	1,495	1,418	2,932	2,671
Hydraulics	—	560	—	1,121
Aerospace	742	625	1,459	1,144
Vehicle	708	675	1,379	1,329
eMobility	136	88	262	171
Total net sales	$5,212	$5,215	$10,054	$9,907

Segment operating profit (loss)
Electrical Americas	$495	$393	$857	$725
Electrical Global	282	259	561	472
Hydraulics	—	73	—	157
Aerospace	163	131	321	227
Vehicle	108	121	221	234
eMobility	(2)	(6)	(5)	(13)
Total segment operating profit	1,046	971	1,955	1,802

Corporate
Intangible asset amortization expense	(122)	(108)	(250)	(200)
Interest expense - net	(31)	(37)	(63)	(75)
Pension and other postretirement benefits income	9	16	28	30
Restructuring program charges	(10)	(13)	(28)	(29)
Other expense - net	(171)	(209)	(302)	(370)
Income before income taxes	720	620	1,339	1,158
Income tax expense	119	114	205	193
Net income	601	506	1,135	965
Less net income for noncontrolling interests	—	—	(1)	(1)
Net income attributable to Eaton ordinary shareholders	$601	$506	$1,133	$964

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Amounts are in millions of dollars or shares unless indicated otherwise (per share data assume dilution). Columns and rows may not add and the sum of components may not equal total amounts reported due to rounding.

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

Mission Systems	June 1, 2021	Aerospace
A leading manufacturer of air-to-air refueling systems, environmental systems, and actuation primarily for defense markets.

Jiangsu YiNeng Electric's busway business	June 25, 2021	Electrical Global
A 50 percent stake in Jiangsu YiNeng Electric's busway business which manufactures and markets busway products in China.

Royal Power Solutions	January 5, 2022	eMobility
A manufacturer of high-precision electrical connectivity components used in electric vehicle, energy management, industrial and mobility markets.

Jiangsu Huineng Electric Co., Ltd’s circuit breaker business	July 1, 2022	Electrical Global

A 50 percent stake in Jiangsu Huineng Electric Co., Ltd's circuit breaker business which manufactures and markets low-voltage circuit breakers in China.

Divestiture of business	Date of divestiture	Business segment
Hydraulics business	August 2, 2021	Hydraulics
Additional information related to acquisitions and divestiture of businesses is presented in Note 2.

Restructuring
In the second quarter of 2020, Eaton decided to undertake a multi-year restructuring program to reduce its cost structure and gain efficiencies in its business segments and at corporate in order to respond to declining market conditions brought on by the COVID-19 pandemic. Since the inception of the program, the Company has incurred charges of $320 million. These restructuring activities are expected to incur additional expenses of $30 million in 2022 primarily comprised of plant closing and other costs, resulting in total estimated charges of $350 million for the entire program. The projected mature year savings from these restructuring actions are expected to be $250 million when fully implemented in 2023. Additional information related to this restructuring is presented in Note 13.
Summary of Results of Operations
A summary of Eaton’s Net sales, Net income attributable to Eaton ordinary shareholders, and Net income per share attributable to Eaton ordinary shareholders - diluted is as follows:

	Three months ended June 30		Six months ended June 30
(In millions except for per share data)	2022	2021	2022	2021
Net sales	$5,212	$5,215	$10,054	$9,907
Net income attributable to Eaton ordinary shareholders	601	506	1,133	964
Net income per share attributable to Eaton ordinary shareholders - diluted	$1.50	$1.26	$2.82	$2.40
RESULTS OF OPERATIONS
Non-GAAP Financial Measures
The following discussion of Consolidated Financial Results includes certain non-GAAP financial measures. These financial measures include adjusted earnings and adjusted earnings per ordinary share, each of which differs from the most directly comparable measure calculated in accordance with generally accepted accounting principles (GAAP). A reconciliation of adjusted earnings and adjusted earnings per ordinary share to the most directly comparable GAAP measure is included in the Consolidated Financial Results table below. Management believes that these financial measures are useful to investors because they provide additional meaningful financial information that should be considered when assessing our business performance and trends, and they allow investors to more easily compare Eaton’s financial performance period to period. Management uses this information in monitoring and evaluating the on-going performance of Eaton.

Acquisition and Divestiture Charges
Eaton incurs integration charges and transaction costs to acquire and integrate businesses, and transaction, separation and other costs to divest and exit businesses. Eaton also recognizes gains and losses on the sale of businesses. A summary of these Corporate items is as follows:

	Three months ended June 30		Six months ended June 30
(In millions except for per share data)	2022	2021	2022	2021
Acquisition integration, divestiture charges and transaction costs	$51	$87	$79	$133
Gain on the sale of the Hydraulics business	—	—	(24)	—
Total before income taxes	51	87	55	133
Income tax benefit	7	15	8	24
Total after income taxes	$44	$72	$47	$109
Per ordinary share - diluted	$0.11	$0.18	$0.12	$0.27
Acquisition integration, divestiture charges and transaction costs in 2022 are primarily related to the acquisitions of Royal Power Solutions, Souriau-Sunbank Connection Technologies, Green Motion, Tripp Lite, and Mission Systems, and other charges to acquire and exit businesses. These costs also included charges of $29 million presented in Other income - net on the Consolidated Statements of Income related to the decision in the second quarter to exit the Company's business operations in Russia. These charges consisted primarily of write-downs of accounts receivable, inventory and other assets, and accruals for severance. Charges in 2021 are primarily related to the divestiture of the Hydraulics business, the acquisitions of Tripp Lite, Mission Systems, Souriau-Sunbank Connection Technologies, and Ulusoy Elektrik Imalat Taahhut ve Ticaret A.S., and other charges to exit businesses. These charges were included in Cost of products sold, Selling and administrative expense, Research and development expense, or Other income - net. In Business Segment Information in Note 14, the charges were included in Other expense - net.
Intangible Asset Amortization Expense
Intangible asset amortization expense is as follows:

	Three months ended June 30		Six months ended June 30
(In millions except for per share data)	2022	2021	2022	2021
Intangible asset amortization expense	$122	$108	$250	$200
Income tax benefit	23	7	52	29
Total after income taxes	$99	$101	$198	$171
Per ordinary share - diluted	$0.24	$0.25	$0.50	$0.43

Consolidated Financial Results

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
(In millions except for per share data)	2022	2021		2022	2021
Net sales	$5,212	$5,215	—%	$10,054	$9,907	1%
Gross profit	1,706	1,670	2%	3,280	3,178	3%
Percent of net sales	32.7%	32.0%		32.6%	32.1%
Income before income taxes	720	620	16%	1,339	1,158	16%
Net income	601	506	19%	1,135	965	18%
Less net income for noncontrolling interests	—	—		(1)	(1)
Net income attributable to Eaton ordinary shareholders	601	506	19%	1,133	964	18%
Excluding acquisition and divestiture charges, after-tax	44	72		47	109
Excluding restructuring program charges, after-tax	8	11		22	23
Excluding intangible asset amortization expense, after-tax	99	101		198	171
Adjusted earnings	$751	$690	9%	$1,400	$1,267	10%

Net income per share attributable to Eaton ordinary shareholders - diluted	$1.50	$1.26	19%	$2.82	$2.40	18%
Excluding per share impact of acquisition and divestiture charges, after-tax	0.11	0.18		0.12	0.27
Excluding per share impact of restructuring program charges, after-tax	0.02	0.03		0.05	0.06
Excluding per share impact of intangible asset amortization expense, after-tax	0.24	0.25		0.50	0.43
Adjusted earnings per ordinary share	$1.87	$1.72	9%	$3.49	$3.16	10%
Net Sales

Changes in Net sales are summarized as follows:	Three months ended June 30	Six months ended June 30
	2022	2022
Organic growth	11%	11%
Acquisitions of businesses	2%	4%
Divestiture of business	(11)%	(12)%
Foreign currency	(2)%	(2)%
Total increase (decrease) in Net sales	—%	1%
Organic sales increased 11% in the second quarter and first six months of 2022 due to broad-based strength in end-markets of the Electrical Americas and Electrical Global business segments, strength in sales to commercial OEM and aftermarket in the Aerospace business segment, and higher sales volumes from inflationary price increases in the Vehicle business segment. Despite strong growth, many of our businesses continue to be impacted by supply chain disruptions or shortages, inflation, labor shortages, and plant shutdowns associated with lockdowns in various cities around the globe.
The acquisitions of Mission Systems and Royal Power Solutions increased sales in the second quarter of 2022 and the acquisitions of Tripp Lite, Mission Systems, and Royal Power Solutions increased sales in the first six months of 2022. The divestiture of the Hydraulics business reduced sales in the second quarter and first six months of 2022.
Gross Profit
Gross profit margin increased from 32.0% in the second quarter of 2021 to 32.7% in the second quarter of 2022 and from 32.1% in the first six months of 2021 to 32.6% in the first six months of 2022 primarily due to higher organic sales, including favorable pricing recovery. Gross profit also improved due to the net impact of the acquisition of Royal Power Solutions and the divestiture of the Hydraulics business. Conversely, commodity and logistics inflation had an unfavorable impact on gross margin during the second quarter and first six months of 2022, despite offsetting pricing actions.

Income Taxes
The effective income tax rate for the second quarter of 2022 was expense of 16.5% compared to expense of 18.4% for the second quarter of 2021. The decrease in the effective tax rate in the second quarter of 2022 was primarily due to the one-time impact of a tax rate change in the United Kingdom recognized in the second quarter of 2021. The effective income tax rate for the first six months of 2022 was expense of 15.3% compared to expense of 16.7% for the first six months of 2021. The decrease in the effective tax rate in the first six months of 2022 was primarily due to excess tax benefits recognized for employee share-based payments in 2022 and the one-time impact of a tax rate change in the United Kingdom recognized in the first six months of 2021.
Net Income
Net income attributable to Eaton ordinary shareholders of $601 million in the second quarter of 2022 increased 19% compared to Net income attributable to Eaton ordinary shareholders of $506 million in the second quarter of 2021. The increase in the second quarter of 2022 was primarily due to higher gross profit, lower acquisition and divestiture charges, and a net improvement in other income which included gains from the sale of certain office facilities. Net income attributable to Eaton ordinary shareholders of $1,133 million in the first six months of 2022 increased 18% compared to Net income attributable to Eaton ordinary shareholders of $964 million in the first six months of 2021. The increase in the first six months of 2022 was primarily due to higher gross profit, lower acquisition and divestiture charges and a net improvement in other income which included gains from the sale of certain office facilities, partially offset by higher intangible asset amortization expense.
Net income per ordinary share increased to $1.50 in the second quarter of 2022 compared to $1.26 in the second quarter of 2021. Net income per ordinary share increased to $2.82 in the first six months of 2022 compared to $2.40 in the first six months of 2022. The increase in Net income per ordinary share in the second quarter and first six months of 2022 was due to higher Net income attributable to Eaton ordinary shareholders and the impact of the Company's share repurchases over the past year.
Adjusted Earnings
Adjusted earnings of $751 million in the second quarter of 2022 increased 9% compared to Adjusted earnings of $690 million in the second quarter of 2021. Adjusted earnings of $1,400 million in the first six months of 2022 increased 10% compared to Adjusted earnings of $1,267 million in the first six months of 2021. The increase in Adjusted earnings in the second quarter and first six months of 2022 was primarily due to higher Net income attributable to Eaton ordinary shareholders, adjusted for acquisition and divestiture charges, restructuring program charges, and intangible asset amortization expense.
Adjusted earnings per ordinary share increased to $1.87 in the second quarter of 2022 compared to $1.72 in the second quarter of 2021. Adjusted earnings per ordinary share increased to $3.49 in the first six months of 2022 compared to $3.16 in the first six months of 2022. The increase in Adjusted earnings per ordinary share in the second quarter and first six months of 2022 was due to higher Adjusted earnings and the impact of the Company's share repurchases over the past year.

Business Segment Results of Operations
The following is a discussion of Net sales, operating profit and operating margin by business segment.
Electrical Americas

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
(In millions)	2022	2021		2022	2021
Net sales	$2,131	$1,849	15%	$4,022	$3,471	16%

Operating profit	$495	$393	26%	$857	$725	18%
Operating margin	23.2%	21.3%		21.3%	20.9%

Changes in Net sales are summarized as follows:			Three months ended June 30			Six months ended June 30
			2022			2022
Organic growth			16%			13%
Acquisition of Tripp Lite			—%			3%
Foreign currency			(1)%			—%
Total increase (decrease) in Net sales			15%			16%
The increase in organic sales in the second quarter and first six months of 2022 reflects broad-based strength in end-markets, with particular strength in commercial, residential and industrial.
The operating margin increased from 21.3% in the second quarter of 2021 to 23.2% in the second quarter of 2022 and from 20.9% in the first six months of 2021 to 21.3% in the first six months of 2022 primarily due to higher sales volumes including favorable pricing recovery, while headwinds from commodity and logistics inflation and supply chain disruptions were offset by gains from the sale of certain office facilities.
Electrical Global

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
(In millions)	2022	2021		2022	2021
Net sales	$1,495	$1,418	5%	$2,932	$2,671	10%

Operating profit	$282	$259	9%	$561	$472	19%
Operating margin	18.9%	18.3%		19.1%	17.7%

Changes in Net sales are summarized as follows:			Three months ended June 30			Six months ended June 30
			2022			2022
Organic growth			12%			15%
Foreign currency			(7)%			(5)%
Total increase (decrease) in Net sales			5%			10%
The increase in organic sales in the second quarter and first six months of 2022 was primarily due to broad-based strength in end-markets, with particular strength in data center, commercial and industrial markets.
The operating margin increased from 18.3% in the second quarter of 2021 to 18.9% in the second quarter of 2022 and from 17.7% in the first six months of 2021 to 19.1% in the first six months of 2022 primarily due to higher sales volumes including favorable pricing recovery, partially offset by commodity and logistics inflation.

Hydraulics
On August 2, 2021, Eaton completed the sale of the Hydraulics business segment. For the second quarter and first six months ended June 30, 2021, the Hydraulics segment generated net sales of $560 million and $1,121 million, respectively, and operating profit of $73 million and $157 million, respectively.
Aerospace

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
(In millions)	2022	2021		2022	2021
Net sales	$742	$625	19%	$1,459	$1,144	28%

Operating profit	$163	$131	24%	$321	$227	41%
Operating margin	21.9%	21.0%		22.0%	19.8%

Changes in Net sales are summarized as follows:			Three months ended June 30			Six months ended June 30
			2022			2022
Organic growth			10%			12%
Acquisition of Mission Systems			12%			19%
Foreign currency			(3)%			(3)%
Total increase (decrease) in Net sales			19%			28%
The increase in organic sales in the second quarter and first six months of 2022 was primarily due to strength in sales to commercial OEM and aftermarket.
The operating margin increased from 21.0% in the second quarter of 2021 to 21.9% in the second quarter of 2022 and from 19.8% in the first six months of 2021 to 22.0% in the first six months of 2022 primarily due to higher organic sales volumes.

Vehicle

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
(In millions)	2022	2021		2022	2021
Net sales	$708	$675	5%	$1,379	$1,329	4%

Operating profit	$108	$121	(11)%	$221	$234	(6)%
Operating margin	15.3%	17.9%		16.0%	17.6%

Changes in Net sales are summarized as follows:			Three months ended June 30			Six months ended June 30
			2022			2022
Organic growth			7%			5%
Foreign currency			(2)%			(1)%
Total increase (decrease) in Net sales			5%			4%
The increase in organic sales in the second quarter of 2022 was primarily due to strength in the South American truck, bus and agriculture markets, and North American light vehicle markets, partially offset by weakness in the China light vehicle market primarily due to COVID-19 related lockdowns. The increase in organic sales in the first six months of 2022 was primarily due to strength in the South American truck, bus and agriculture markets, and North American truck and light vehicle markets, partially offset by weakness in the China light vehicle market primarily due to COVID-19 related lockdowns.
The operating margin decreased from 17.9% in the second quarter of 2021 to 15.3% in the second quarter of 2022 and from 17.6% in the first six months of 2021 to 16.0% in the first six months of 2022 primarily due to commodity and logistics inflation and operating inefficiencies due to supply chain constraints, partially offset by higher sales volumes from inflationary price increases.
eMobility

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
(In millions)	2022	2021		2022	2021
Net sales	$136	$88	55%	$262	$171	53%

Operating profit (loss)	$(2)	$(6)	67%	$(5)	$(13)	62%
Operating margin	(1.5)%	(6.8)%		(1.8)%	(7.6)%

Changes in Net sales are summarized as follows:			Three months ended June 30			Six months ended June 30
			2022			2022
Organic growth			11%			9%
Acquisition of Royal Power Solutions			46%			46%
Foreign currency			(2)%			(2)%
Total increase (decrease) in Net sales			55%			53%
The increase in organic sales in the second quarter and first six months of 2022 was due to strength in all regions.
The operating margin increased from negative 6.8% in the second quarter of 2021 to negative 1.5% in the second quarter of 2022 and from negative 7.6% in the first six months of 2021 to negative 1.8% in the first six months of 2022 primarily due to higher organic sales volumes and the acquisition of Royal Power Solutions.

Corporate Expense

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
(In millions)	2022	2021		2022	2021
Intangible asset amortization expense	$122	$108	13%	$250	$200	25%
Interest expense - net	31	37	(16)%	63	75	(16)%
Pension and other postretirement benefits income	(9)	(16)	(44)%	(28)	(30)	(7)%
Restructuring program charges	10	13	(23)%	28	29	(3)%
Other expense - net	171	209	(18)%	302	370	(18)%
Total corporate expense	$325	$351	(7)%	$615	$644	(5)%
Total corporate expense was $325 million in the second quarter of 2022 compared to $351 million in the second quarter of 2021 and $615 million in the first six months of 2022 compared to $644 million in the first six months of 2021. The decreases in Total corporate expense for the second quarter and first six months of 2022 were primarily due to lower Other expense - net and lower Interest expense - net, partially offset by higher Intangible asset amortization expense. The decreases in Other expense - net are primarily due to lower acquisition and divestiture charges and the gain on sale of the Hydraulics business recognized in the first quarter of 2022 discussed in Note 2.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
Liquidity and Financial Condition
Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk.
The Company maintains revolving credit facilities consisting of a $500 million 364-day revolving credit facility that will expire on October 3, 2022 and a $2,000 million five-year revolving credit facility that will expire on October 4, 2026. The revolving credit facilities totaling $2,500 million are used to support commercial paper borrowings and are fully and unconditionally guaranteed by Eaton and certain of its direct and indirect subsidiaries on an unsubordinated, unsecured basis. There were no borrowings outstanding under Eaton’s revolving credit facilities at June 30, 2022. The Company maintains access to the commercial paper markets through its $2,500 million commercial paper program, of which $1,372 million was outstanding on June 30, 2022.
In 2021, Eaton received proceeds of $3.1 billion from the sale of its Hydraulics business and paid $4.45 billion to acquire Tripp Lite and Mission Systems. In 2022, the Company paid $612 million to acquire Royal Power Solutions and received cash of $22 million from Danfoss A/S to fully settle all post-closing adjustments from the sale of the Hydraulics business.
Over the course of a year, cash, short-term investments, and short-term debt may fluctuate in order to manage global liquidity. As of June 30, 2022 and December 31, 2021, Eaton had cash of $364 million and $297 million, short-term investments of $259 million and $271 million, and short-term debt of $1,392 million and $13 million, respectively. Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, availability under existing revolving credit facilities, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business, fund capital expenditures and acquisitions of businesses, as well as scheduled payments of long-term debt.
Eaton was in compliance with each of its debt covenants for all periods presented.
Cash Flows
A summary of cash flows is as follows:

	Six months ended June 30
(In millions)	2022	2021	Change from 2021
Net cash provided by operating activities	$382	$897	$(515)
Net cash used in investing activities	(822)	(4,483)	3,661
Net cash provided by financing activities	492	3,453	(2,961)
Effect of currency on cash	15	(13)	28
Increase in cash classified as held for sale	—	(13)	13
Total increase (decrease) in cash	$66	$(159)
Operating Cash Flow
Net cash provided by operating activities decreased by $515 million in the first six months of 2022 compared to 2021. The decrease in net cash provided by operating activities in the first six months of 2022 was primarily due to higher working capital balances to support the Company’s organic growth, partially offset by lower pension contributions in 2022 due to a $200 million contribution to Eaton's U.S. qualified pension plan in 2021, cash received from the termination of interest rate swaps in 2022, and higher net income in 2022.
Investing Cash Flow
Net cash used in investing activities decreased by $3,661 million in the first six months of 2022 compared to 2021. The decrease in the use of cash in the first six months of 2022 was primarily driven by the decrease in cash paid for business acquisitions to $612 million in 2022 from $4,500 million in 2021, a decrease in cash paid for investments in associate companies to $17 million in 2022 from $122 million in 2021, and proceeds from the sale of certain office facilities in 2022, partially offset by net purchases of short-term investments of $4 million in 2022 compared to net sales of $401 million in 2021.

Financing Cash Flow
Net cash provided by financing activities decreased by $2,961 million in the first six months of 2022 compared to 2021. The decrease in the source of cash in the first six months of 2022 was primarily due to no proceeds from borrowings in 2022 compared to proceeds from borrowings of $1,798 million in 2021, a decrease in net proceeds of short-term debt to $1,384 million in 2022 from $3,380 million in 2021, and higher share repurchases of $186 million in 2022 compared to $76 million in 2021, partially offset by lower payments on borrowings of $6 million in 2022 compared to $1,009 million in 2021.
Uses of Cash
Capital Expenditures
Capital expenditures were $254 million and $272 million in the first six months of 2022 and 2021, respectively. Eaton expects approximately $650 million in capital expenditures in 2022.
Dividends
Cash dividend payments were $654 million and $613 million in the first six months of 2022 and 2021, respectively. Payment of quarterly dividends in the future depends upon the Company’s ability to generate net income and operating cash flows, among other factors, and is subject to declaration by the Eaton Board of Directors. The Company intends to continue to pay quarterly dividends in 2022.
Share Repurchases
On February 27, 2019, the Board of Directors adopted a share repurchase program for share repurchases up to $5.0 billion of ordinary shares (2019 Program). On February 23, 2022, the Board renewed the 2019 Program by providing authority for up to $5.0 billion in repurchases to be made during the three-year period commencing on that date (2022 Program). Under the 2022 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. In the first six months of 2022, 1.3 million ordinary shares were repurchased under the 2022 program in the open market at a total cost of $186 million. In the first six months of 2021, 0.6 million ordinary shares were repurchased under the 2019 Program in the open market at a total cost of $76 million. At June 30, 2022, there is $4,814 million still available for share repurchases under the 2022 Program. The Company will continue to pursue share repurchases in 2022 depending on market conditions and capital levels.
Acquisition of Businesses
The Company paid cash of $612 million and $4,500 million to acquire businesses in the first six months of 2022 and 2021, respectively. The Company will continue to focus on deploying its capital toward businesses that provide opportunities for higher growth and strong returns, and align with secular trends and its power management strategies.
Debt
The Company manages a number of short-term and long-term debt instruments, including commercial paper. At June 30, 2022, the Company had Short-term debt of $1,392 million, Current portion of long-term debt of $2,030 million, and Long-term debt of $6,277 million.

Supply Chain Finance Program
The Company negotiates payment terms directly with its suppliers for the purchase of goods and services. In addition, a third-party financial institution offers a voluntary supply chain finance (SCF) program that enables certain of the Company’s suppliers, at the supplier’s sole discretion, to sell receivables due from the Company to the financial institution on terms directly negotiated with the financial institution. If a supplier elects to participate in the SCF program, the supplier decides which invoices are sold to the financial institution and the Company has no economic interest in a supplier’s decision to sell an invoice. The SCF program does not have a significant impact on the Company’s liquidity as payments by the Company to participating suppliers are paid to the financial institution on the invoice due date, regardless of whether an individual invoice is sold by the supplier to the financial institution. The amounts due to the financial institution for suppliers that participate in the SCF program are included in Accounts payable on the Company’s Consolidated Balance Sheets, and the associated payments are included in operating activities on the Condensed Consolidated Statements of Cash Flows. At  June 30, 2022 and December 31, 2021, Accounts payable included $183 million and $151 million, respectively, payable to suppliers that have elected to participate in the SCF program.
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
Substantially all of the Senior Notes, together with the credit facilities described above under Financial Condition and Liquidity (the Credit Facilities), are guaranteed by Eaton and 18 of its subsidiaries. Accordingly, they rank equally with each other. However, because these obligations are not secured, they would be effectively subordinated to any existing or future secured indebtedness of Eaton and its subsidiaries. As of June 30, 2022, Eaton has no material, long-term secured debt. The guaranteed Registered Senior Notes are also structurally subordinated to the liabilities of Eaton's subsidiaries that are not guarantors. Except as described below under Future Guarantors, Eaton is not obligated to cause its subsidiaries to guarantee the Registered Senior Notes.
The table set forth in Exhibit 22 filed with this Form 10-Q details the primary obligors and guarantors with respect to the guaranteed Registered Senior Notes.
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
The 1994 Indenture does not contain provisions with respect to future guarantors.
Summarized Financial Information of Guarantors and Issuers

(In millions)	June 30, 2022	December 31, 2021
Current assets	$3,701	$3,032
Noncurrent assets	11,535	11,553
Current liabilities	5,606	3,950
Noncurrent liabilities	7,922	8,461
Amounts due to subsidiaries that are non-issuers and non-guarantors - net	16,976	18,006

		Six months ended June 30
(In millions)		2022
Net sales		$5,359
Sales to subsidiaries that are non-issuers and non-guarantors		449
Cost of products sold		4,467
Expense from subsidiaries that are non-issuers and non-guarantors - net		257
Net income		20
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

FORWARD-LOOKING STATEMENTS
This Form 10-Q Report contains forward-looking statements concerning litigation, expected capital expenditures, future dividend payments, anticipated share repurchases, and expected restructuring charges. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to Eaton, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside Eaton’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: the course of the COVID-19 pandemic, including government responses thereto and the rate of global economic recovery therefrom; unanticipated changes in the markets for the Company’s business segments; unanticipated downturns in business relationships with customers or their purchases from us; the availability of credit to customers and suppliers; supply chain disruptions, competitive pressures on sales and pricing; unanticipated changes in the cost of material, labor and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; strikes or other labor unrest; the impact of acquisitions and divestitures; unanticipated difficulties integrating acquisitions; new laws and governmental regulations; interest rate changes; tax rate changes or exposure to additional income tax liability; stock market and currency fluctuations; war, natural disasters, civil or political unrest or terrorism; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in exposures to market risk since December 31, 2021.

ITEM 4.CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures - Pursuant to SEC Rule 13a-15, an evaluation was performed under the supervision and with the participation of Eaton’s management, including Craig Arnold - Principal Executive Officer; and Thomas B. Okray - Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, management concluded that Eaton’s disclosure controls and procedures were effective as of June 30, 2022.
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
During the second quarter of 2022, there was no change in Eaton’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting. Management is currently evaluating the impact of businesses acquired in the past twelve months on Eaton's internal control over financial reporting.

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
Eaton's major requirements for raw materials are described in Item 1 “Raw Materials” of our Form 10-K for the year ended December 31, 2021. Shortages have continued to affect the prices Eaton's businesses are charged as global economies recover from the COVID-19 pandemic and react to Russia's invasion of Ukraine. Additionally, some of our suppliers have continued to increase their prices in response to increases in their costs of raw materials, energy and/or labor. While we strive to recoup these increased costs through our pricing, if we are unable to do so without compromising the competitive position of our products and services, our results could continue to be impacted by this trend. Further, should these trends continue or worsen, the impact could have a material adverse impact on our operating results.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c) Issuer's Purchases of Equity Securities
During the second quarter of 2022, 0.7 million ordinary shares were repurchased in the open market at a total cost of $100 million. These shares were repurchased under the program approved by the Board on February 23, 2022 (the 2022 Program). A summary of the shares repurchased in the second quarter of 2022 is as follows:

Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
April	—	$—	—	$4,914
May	741,445	$134.87	741,445	$4,814
June	—	$—	—	$4,814
Total	741,445	$134.87	741,445

ITEM 6.EXHIBITS.
Eaton Corporation plc
Second Quarter 2022 Report on Form 10-Q

3 (i)	Certificate of Incorporation — Incorporated by reference to the Form S-8 filed November 30, 2012

3 (ii)	Amended and Restated Memorandum and Articles of Incorporation — Incorporated by reference to the Form 8-K filed on May 1, 2017

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

22	Table of Senior Notes, Issuer and Guarantors — Filed in conjunction with this Form 10-Q Report *

31.1	Certification of Principal Executive Officer (Pursuant to Rule 13a-14(a)) — Filed in conjunction with this Form 10-Q Report *

31.2	Certification of Principal Financial Officer (Pursuant to Rule 13a-14(a)) — Filed in conjunction with this Form 10-Q Report *

32.1	Certification of Principal Executive Officer (Pursuant to Rule 13a-14(b) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act) — Filed in conjunction with this Form 10-Q Report *

32.2	Certification of Principal Financial Officer (Pursuant to Rule 13a-14(b) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act) — Filed in conjunction with this Form 10-Q Report *

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Label Definition Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_______________________________

*	Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON CORPORATION plc
Registrant

Date:	August 2, 2022	By:	/s/ Thomas B. Okray
Thomas B. Okray
Principal Financial Officer
(On behalf of the registrant and as Principal Financial Officer)