Form 10-Q
period 2022-09-30
Eaton Corp plc
filed 2022-11-01
CIK 1551182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 397.7 million Ordinary Shares outstanding as of September 30, 2022.

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended September 30		Nine months ended September 30
(In millions except for per share data)	2022	2021	2022	2021
Net sales	$5,313	$4,923	$15,368	$14,830

Cost of products sold	3,545	3,338	10,319	10,067
Selling and administrative expense	813	834	2,431	2,505
Research and development expense	165	152	498	454
Interest expense - net	37	37	100	112
Gain on sale of business	—	617	24	617
Other expense (income) - net	34	66	(16)	38
Income before income taxes	720	1,113	2,060	2,271
Income tax expense	112	483	316	676
Net income	608	630	1,743	1,595
Less net income for noncontrolling interests	(1)	(1)	(2)	(2)
Net income attributable to Eaton ordinary shareholders	$607	$629	$1,741	$1,593

Net income per share attributable to Eaton ordinary shareholders
Diluted	$1.52	$1.57	$4.34	$3.97
Basic	1.52	1.58	4.36	4.00

Weighted-average number of ordinary shares outstanding
Diluted	400.3	401.9	400.9	401.4
Basic	398.4	398.9	398.9	398.7

Cash dividends declared per ordinary share	$0.81	$0.76	$2.43	$2.28

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended September 30		Nine months ended September 30
(In millions)	2022	2021	2022	2021
Net income	$608	$630	$1,743	$1,595
Less net income for noncontrolling interests	(1)	(1)	(2)	(2)
Net income attributable to Eaton ordinary shareholders	607	629	1,741	1,593

Other comprehensive income (loss), net of tax
Currency translation and related hedging instruments	(483)	170	(1,015)	78
Pensions and other postretirement benefits	(4)	83	32	291
Cash flow hedges	(36)	(10)	133	38
Other comprehensive income (loss) attributable to Eaton ordinary shareholders	(522)	243	(850)	407

Total comprehensive income attributable to Eaton ordinary shareholders	$85	$872	$891	$2,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED BALANCE SHEETS

(In millions)	September 30, 2022	December 31, 2021
Assets
Current assets
Cash	$231	$297
Short-term investments	287	271
Accounts receivable - net	3,816	3,297
Inventory	3,428	2,969
Prepaid expenses and other current assets	778	677
Total current assets	8,540	7,511

Property, plant and equipment
Land and buildings	2,049	2,227
Machinery and equipment	5,621	5,591
Gross property, plant and equipment	7,670	7,818
Accumulated depreciation	(4,702)	(4,754)
Net property, plant and equipment	2,967	3,064

Other noncurrent assets
Goodwill	14,479	14,751
Other intangible assets	5,492	5,855
Operating lease assets	555	442
Deferred income taxes	386	392
Other assets	1,946	2,012
Total assets	$34,364	$34,027

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$903	$13
Current portion of long-term debt	23	1,735
Accounts payable	2,937	2,797
Accrued compensation	432	501
Other current liabilities	2,358	2,166
Total current liabilities	6,653	7,212

Noncurrent liabilities
Long-term debt	8,082	6,831
Pension liabilities	817	872
Other postretirement benefits liabilities	246	263
Operating lease liabilities	447	337
Deferred income taxes	527	559
Other noncurrent liabilities	1,489	1,502
Total noncurrent liabilities	11,608	10,364

Shareholders’ equity
Ordinary shares (397.7 million outstanding in 2022 and 398.8 million in 2021)	4	4
Capital in excess of par value	12,478	12,449
Retained earnings	8,070	7,594
Accumulated other comprehensive loss	(4,483)	(3,633)
Shares held in trust	(1)	(1)
Total Eaton shareholders’ equity	16,068	16,413
Noncontrolling interests	35	38
Total equity	16,103	16,451
Total liabilities and equity	$34,364	$34,027
The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30
(In millions)	2022	2021
Operating activities
Net income	$1,743	$1,595
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	716	684
Deferred income taxes	(74)	(123)
Pension and other postretirement benefits expense	39	41
Contributions to pension plans	(80)	(318)
Contributions to other postretirement benefits plans	(18)	(15)
Gain on sale of business	(24)	(197)
Changes in working capital	(968)	(299)
Other - net	12	—
Net cash provided by operating activities	1,347	1,368

Investing activities
Capital expenditures for property, plant and equipment	(389)	(412)
Cash paid for acquisitions of businesses, net of cash acquired	(612)	(4,500)
Proceeds from sale of business, net of cash sold	31	3,110
Proceeds from sales of property, plant and equipment	166	30
Investments in associate companies	(42)	(124)
Sales (purchases) of short-term investments - net	(45)	264
Payments for settlement of currency exchange contracts not designated as hedges - net	(34)	(3)
Other - net	(58)	(53)
Net cash used in investing activities	(983)	(1,688)

Financing activities
Proceeds from borrowings	1,995	1,798
Payments on borrowings	(2,008)	(1,011)
Short-term debt, net	896	430
Cash dividends paid	(977)	(916)
Exercise of employee stock options	16	48
Repurchase of shares	(286)	(122)
Employee taxes paid from shares withheld	(60)	(46)
Other - net	(22)	(15)
Net cash provided by (used in) financing activities	(445)	166

Effect of currency on cash	15	(13)
Total decrease in cash	(67)	(167)
Cash at the beginning of the period	297	438
Cash at the end of the period	$231	$271

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
Eaton's 2021 Condensed Consolidated Financial Statements include Mission Systems’ results of operations, including segment operating profit of $65 million on sales of $252 million, from the date of acquisition through September 30, 2021.

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
The acquisition of Royal Power Solutions has been accounted for using the acquisition method of accounting which requires the assets acquired and liabilities assumed be recognized at their respective fair values on the acquisition date, as well as measurement period adjustments recorded as of September 30, 2022. The table below summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed on the acquisition date. These preliminary estimates will continue to be revised during the measurement period as third-party valuations are received and finalized, further information becomes available and additional analyses are performed, and these differences could have a material impact on Eaton's preliminary purchase price allocation. The current measurement period adjustments did not have a material impact to the Consolidated Statements of Income.

(In millions)	Preliminary Allocation	Measurement Period Adjustments	Adjusted Preliminary Allocation
Accounts receivable	$36	$—	$36
Inventory	43	5	48
Prepaid expenses and other current assets	1	—	1
Property, plant and equipment	25	—	25
Other intangible assets	306	—	306
Other assets	21	(21)	—
Accounts payable	(24)	—	(24)
Other current liabilities	(10)	—	(10)
Other noncurrent liabilities	(70)	20	(50)
Total identifiable net assets	328	4	332
Goodwill	284	(4)	280
Total consideration, net of cash received	$612	$—	$612
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
Eaton's 2022 Condensed Consolidated Financial Statements include Royal Power Solutions' results of operations, including segment operating profit of $17 million on sales of $120 million, from the date of acquisition through September 30, 2022.
Russia
During the second quarter of 2022, in light of the ongoing war with Ukraine, the Company decided to exit its business operations in Russia and recorded charges of $29 million presented in Other expense (income) - net on the Consolidated Statements of Income. The charges consisted primarily of write-downs of accounts receivable, inventory and other assets, and accruals for severance.
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
The following table provides disaggregated sales by lines of businesses, geographic destination, market channel or end market, as applicable, for the Company's operating segments:

	Three months ended September 30		Nine months ended September 30
(In millions)	2022	2021	2022	2021
Electrical Americas
Products	$737	$594	$2,034	$1,669
Systems	1,442	1,260	4,167	3,656
Total	$2,179	$1,854	$6,201	$5,325

Electrical Global
Products	$855	$887	$2,609	$2,446
Systems	631	534	1,809	1,646
Total	$1,486	$1,421	$4,418	$4,092

Hydraulics
United States	$—	$77	$—	$534
Rest of World	—	102	—	766
Total	$—	$179	$—	$1,300

Aerospace
Original Equipment Manufacturers	$303	$281	$881	$728
Aftermarket	256	238	719	575
Industrial and Other	209	226	628	586
Total	$768	$745	$2,227	$1,889

Vehicle
Commercial	$460	$364	$1,307	$1,090
Passenger and Light Duty	284	276	816	879
Total	$744	$640	$2,123	$1,969

eMobility	$137	$84	$399	$255

Total net sales	$5,313	$4,923	$15,368	$14,830

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (revenue recognized exceeds amount billed to the customer), and deferred revenue (advance payments and billings in excess of revenue recognized). Accounts receivable from customers were $3,394 million and $2,896 million at September 30, 2022 and December 31, 2021, respectively. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. These assets and liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Unbilled receivables were $231 million and $187 million at September 30, 2022 and December 31, 2021, respectively, and are recorded in Prepaid expenses and other current assets. The increase in unbilled receivables reflects higher revenue recognized from increased business activity in 2022.
Changes in the deferred revenue liabilities are as follows:

(In millions)	Deferred Revenue
Balance at January 1, 2022	$422
Customer deposits and billings	1,135
Revenue recognized in the period	(1,086)
Translation and other	(42)
Balance at September 30, 2022	$429

(In millions)	Deferred Revenue
Balance at January 1, 2021	$257
Customer deposits and billings	891
Revenue recognized in the period	(858)
Deferred revenue from business acquisitions	99
Translation and other	(8)
Balance at September 30, 2021	$381
Deferred revenue liabilities of $407 million and $395 million as of September 30, 2022 and December 31, 2021, respectively, were included in Other current liabilities with the remaining balance presented in Other noncurrent liabilities.
A significant portion of open orders placed with Eaton are by original equipment manufacturers or distributors. These open orders are not considered firm as they have been historically subject to releases by customers. In measuring backlog of unsatisfied or partially satisfied obligations, only the amount of orders to which customers are firmly committed are included. Using this criterion, total backlog at September 30, 2022 was approximately $11.0 billion. At September 30, 2022, approximately 82% of this backlog is targeted for delivery to customers in the next twelve months and the rest thereafter.

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
Accounts receivable are net of an allowance for credit losses of $43 million and $42 million at September 30, 2022 and December 31, 2021, respectively. The change in the allowance for credit losses includes expense and net write-offs, none of which are significant.

Note 5.    INVENTORY
Inventory is carried at lower of cost or net realizable value. The components of inventory are as follows:

(In millions)	September 30, 2022	December 31, 2021
Raw materials	$1,220	$1,096
Work-in-process	822	620
Finished goods	1,386	1,253
Total inventory	$3,428	$2,969

Note 6.    GOODWILL
Changes in the carrying amount of goodwill by segment are as follows:

(In millions)	January 1, 2022	Additions	Translation	September 30, 2022
Electrical Americas	$7,417	$5	$(34)	$7,387
Electrical Global	4,183	2	(476)	3,709
Aerospace	2,781	184	(224)	2,741
Vehicle	290	—	(6)	284
eMobility	80	280	(3)	358
Total	$14,751	$471	$(743)	$14,479
The 2022 additions to goodwill relate primarily to the anticipated synergies of acquiring Royal Power Solutions and Mission Systems. The allocation of the Royal Power Solutions purchase price is preliminary and will be completed during the measurement period.
Note 7.    DEBT
On August 23, 2022, a subsidiary of Eaton issued sustainability-linked senior notes (2022 Sustainability-Linked Notes) and senior notes (2022 Senior Notes, and collectively referred to as the Notes). The 2022 Sustainability-Linked Notes have a face amount of $1.3 billion, mature in 2033, and pay interest semi-annually at an initial interest rate of 4.15% per annum. Beginning in September 2028, the interest rate payable on the 2022 Sustainability-Linked Notes will be increased by an additional 25 basis points per annum if the Scope 1 and Scope 2 greenhouse gas emissions sustainability performance target is not met. The 2022 Senior Notes have a face amount of $700 million, mature in 2052, and pay interest semi-annually at 4.70% per annum. The issuer received proceeds totaling $1.98 billion from the issuance of the Notes, net of financing costs and discounts. The Notes are fully and unconditionally guaranteed on an unsubordinated, unsecured basis by Eaton and certain of its direct and indirect subsidiaries. The Notes contain customary optional redemption and par call provisions. The Notes also contain a change of control provision which requires the issuer to make an offer to purchase all or any part of the Notes at a purchase price of 101% of the principal amount plus accrued and unpaid interest. The capitalized deferred financing fees are amortized in Interest expense-net over the respective terms of the Notes. The Notes are subject to customary non-financial covenants.
On October 3, 2022, the Company replaced its existing $2,000 million five-year revolving credit facility with a new $2,500 million five-year revolving credit facility that will expire on October 1, 2027. On the same date, the Company replaced its existing $500 million 364-day revolving credit facility with a new $500 million 364-day revolving credit facility that will expire on October 2, 2023. The revolving credit facilities totaling $3,000 million are used to support commercial paper borrowings and are fully and unconditionally guaranteed by Eaton and certain of its direct and indirect subsidiaries on an unsubordinated, unsecured basis. In October 2022, the Company also upsized its commercial paper program to $3,000 million. There were no borrowings outstanding under Eaton’s revolving credit facilities at September 30, 2022. The Company had access to the commercial paper markets through its $3,000 million commercial paper program, of which $878 million was outstanding on September 30, 2022.

Note 8.    RETIREMENT BENEFITS PLANS
The components of retirement benefits expense (income) are as follows:

	United States pension benefit expense (income)		Non-United States pension benefit expense (income)		Other postretirement benefits expense (income)
	Three months ended September 30
(In millions)	2022	2021	2022	2021	2022	2021
Service cost	$6	$9	$15	$17	$—	$1
Interest cost	32	19	12	9	2	1
Expected return on plan assets	(50)	(56)	(28)	(30)	—	—
Amortization	2	8	11	18	(1)	(3)
	(10)	(20)	9	14	—	(1)
Settlements and curtailments	18	20	—	15	—	(1)
Total expense (income)	$8	$—	$10	$29	$—	$(2)

	United States pension benefit expense (income)		Non-United States pension benefit expense (income)		Other postretirement benefits expense (income)
	Nine months ended September 30
(In millions)	2022	2021	2022	2021	2022	2021
Service cost	$22	$29	$45	$55	$1	$1
Interest cost	80	52	36	30	5	4
Expected return on plan assets	(155)	(167)	(88)	(90)	—	—
Amortization	14	28	35	55	(5)	(4)
	(39)	(58)	27	50	—	1
Settlements and curtailments	49	46	1	16	—	(1)
Total expense (income)	$10	$(12)	$29	$66	$—	$—
The components of retirement benefits expense (income) other than service costs are included in Other expense (income) - net.
During 2020, the Company announced it was freezing its United States pension plans for its non-union employees. The freeze was effective January 1, 2021 for non-union U.S. employees whose retirement benefit was determined under a cash balance formula and is effective January 1, 2026 for non-union U.S. employees whose retirement benefit is determined under a final average pay formula.
During the third quarter and first nine months of 2022, the Company recognized settlement losses from lump-sum distributions of $18 million and $50 million, respectively. During the third quarter and first nine months of 2021, the Company recognized settlement losses from lump-sum distributions of $21 million and $48 million, respectively. The Company remeasured certain pension plans as a result of lump-sum distributions exceeding or expected to exceed the sum of service and interest costs for the year. These remeasurements resulted in the following changes:

	Increase (decrease)		Increase (decrease)
	Three months ended September 30		Nine months ended September 30
(In millions)	2022	2021	2022	2021
Funded status	$(88)	$(49)	$(178)	$132
Accumulated other comprehensive loss	88	49	178	(132)
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

Note 10.     INCOME TAXES
The effective income tax rate for the third quarter of 2022 was expense of 15.5% compared to expense of 43.4% for the third quarter of 2021. The effective income tax rate for the first nine months of 2022 was expense of 15.4% compared to expense of 29.8% for the first nine months of 2021. The decrease in the effective tax rate in the third quarter and first nine months of 2022 was primarily due to the one-time tax impact on the gain from the sale of the Hydraulics business in the third quarter of 2021 discussed in Note 2.
Brazil Tax Years 2005-2012
The Company has two Brazilian tax cases primarily relating to the amortization of certain goodwill generated from the acquisition of third-party businesses and corporate reorganizations. One case involves tax years 2005-2008 (Case 1), and the other involves tax years 2009-2012 (Case 2). Case 2 is proceeding on a more accelerated timeline than Case 1. For Case 2, the Company received a tax assessment in 2014 that included interest and penalties. In November 2019, the Company received an unfavorable result at the final tax administrative appeals level, resulting in an alleged tax deficiency of $26 million plus $98 million of interest and penalties (translated at the September 30, 2022 exchange rate). The Company is challenging this assessment in the judicial system and, on April 18, 2022, received an unfavorable decision at the first judicial level. On April 27, 2022, the Company filed a motion for clarification relating to that decision. On May 20, 2022, the court largely upheld its prior decision without further clarification. On June 9, 2022, the Company filed its notice of appeal to the second level court. The Company intends to continue its challenge of this assessment in the judicial system.
As previously disclosed for Case 1, the Company received a separate tax assessment alleging a tax deficiency of $31 million plus $106 million of interest and penalties (translated at the September 30, 2022 exchange rate), which the Company is challenging in the judicial system. This case is still pending resolution at the first judicial level.
Both cases are expected to take several years to resolve through the Brazilian judicial system and require provision of certain assets as security for the alleged deficiencies. As of September 30, 2022, the Company pledged Brazilian real estate assets with net book value of $19 million and provided additional security in the form of bank secured bonds and insurance bonds totaling $110 million and a cash deposit of $18 million (translated at the September 30, 2022 exchange rate).
U.S. Tax Years 2005-2006
In 2011, the United States Internal Revenue Service (IRS) issued a Statutory Notice of Deficiency for the Company’s United States subsidiaries (Eaton US) for the 2005 and 2006 tax years (the 2005-06 Notice), which Eaton US contested in United States Tax Court. The 2005-06 Notice proposed assessments of $75 million in additional taxes plus $52 million in penalties related primarily to transfer pricing adjustments for products manufactured in the Company's facilities in Puerto Rico and the Dominican Republic and sold to affiliated companies located in the United States. Eaton US has set its transfer prices for products sold between these affiliates at the same prices that Eaton US sells such products to third parties as required by two successive Advance Pricing Agreements (APAs) Eaton US entered into with the IRS that governed the 2005-2010 tax years. Eaton US has continued to apply the APA pricing methodology for 2011 through the current reporting period. Immediately prior to the 2005-06 Notice being issued, the IRS sent a letter stating that it was retrospectively canceling the APAs. The case in Tax Court involved whether the IRS improperly cancelled the APAs. On July 26, 2017, the Tax Court issued a ruling in which it agreed with Eaton US that the IRS must abide by the terms of the APAs for the tax years 2005-2006. The Tax Court’s ruling on the APAs did not have a material impact on Eaton’s consolidated financial statements. On May 24, 2021, the IRS filed a notice to appeal the Tax Court’s ruling to the United States Sixth Circuit Court of Appeals. In July 2022, the Sixth Circuit panel heard oral arguments, and on August 25, 2022, issued a ruling in favor of Eaton US, confirming that the IRS must abide by the terms of the APAs. The Sixth Circuit’s ruling did not have a material impact on the Company’s consolidated financial statements. The IRS has until November 23, 2022 to file a petition with the U.S. Supreme Court, if they elect to do so.

U.S. Tax Years 2007-2010
In 2014, the IRS issued a Statutory Notice of Deficiency for Eaton US for the 2007 through 2010 tax years (the 2007-10 Notice), which Eaton US contested in Tax Court. The 2007-10 Notice proposed assessments of $190 million in additional taxes plus $72 million in penalties, net of agreed credits and deductions. The proposed assessments pertain to: (i) the same transfer pricing issues and APA for which the Tax Court and Sixth Circuit have issued rulings as noted above; and (ii) the separate proposed assessment noted below. The Company believes that the Sixth Circuit Court of Appeals ruling discussed above for tax years 2005-2006 should also resolve the APA cancellation issue for the 2007-2010 years. Eaton and the IRS have recognized that the ruling on the enforceability of the APA did not address a secondary issue regarding the transfer pricing for a certain royalty paid from 2006-2010. Eaton US reported a consistent royalty rate for 2006-2010. The IRS has agreed to the royalty rate as reported by Eaton US in 2006. Although the IRS has not proposed an alternative rate, it has not agreed to apply the same royalty rate in the 2007-2010 years.
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
The Company believes that the final resolution of the Brazil assessments and remaining U.S. assessments for Tax Years 2007-2010 discussed above will not have a material impact on its condensed consolidated financial statements. The ultimate outcome of these matters cannot be predicted with certainty given the complex nature of tax controversies. Should the ultimate outcome of any one of these matters deviate from our reasonable expectations, they may have a material adverse impact on the Company’s condensed consolidated financial statements. However, Eaton believes that its interpretations of tax laws and application of tax laws to its facts are correct, and that its accrual of unrecognized income tax benefits is appropriate with respect to these matters.

Note 11. EQUITY
On February 27, 2019, the Board of Directors adopted a share repurchase program for share repurchases up to $5.0 billion of ordinary shares (2019 Program). On February 23, 2022, the Board renewed the 2019 Program by providing authority for up to $5.0 billion in repurchases to be made during the three-year period commencing on that date (2022 Program). Under the 2022 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During the three and nine months ended September 30, 2022, 0.7 million and 2.0 million ordinary shares, respectively, were repurchased under the 2022 program in the open market at a total cost of $100 million and $286 million, respectively. During the three and nine months ended September 30, 2021, 0.3 million and 0.9 million ordinary shares, respectively, were repurchased under the 2019 Program in the open market at a total cost of $46 million and $122 million, respectively.
The changes in Shareholders’ equity are as follows:

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at January 1, 2022	398.8	$4	$12,449	$7,594	$(3,633)	$(1)	$16,413	$38	$16,451
Net income	—	—	—	532	—	—	532	1	533
Other comprehensive income, net of tax					116		116	—	116
Cash dividends paid and accrued	—	—	—	(331)	—	—	(331)	(2)	(333)
Issuance of shares under equity-based compensation plans	0.8	—	(22)	(2)	—	—	(24)	—	(24)
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(1)	(1)
Repurchase of shares	(0.6)	—	—	(86)	—	—	(86)	—	(86)
Balance at March 31, 2022	399.0	$4	$12,427	$7,707	$(3,517)	$(1)	$16,620	$36	$16,656
Net income	—	—	—	601	—	—	601	—	601
Other comprehensive loss, net of tax					(444)		(444)		(444)
Cash dividends paid	—	—	—	(323)	—	—	(323)	—	(323)
Issuance of shares under equity-based compensation plans	—	—	26	1	—	—	27	—	27
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	(1)	—	—	—	(1)	—	(1)
Repurchase of shares	(0.7)	—	—	(100)	—	—	(100)	—	(100)
Balance at June 30, 2022	398.3	$4	$12,452	$7,886	$(3,961)	$(1)	$16,380	$36	$16,416
Net income	—	—	—	607	—	—	607	1	608
Other comprehensive loss, net of tax					(522)		(522)		(522)
Cash dividends paid	—	—	—	(323)	—	—	(323)	—	(323)
Issuance of shares under equity-based compensation plans	0.1	—	26	—	—	—	26	—	26
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(2)	(2)
Repurchase of shares	(0.7)	—	—	(100)	—	—	(100)	—	(100)
Balance at September 30, 2022	397.7	$4	$12,478	$8,070	$(4,483)	$(1)	$16,068	$35	$16,103

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at January 1, 2021	398.1	$4	$12,329	$6,794	$(4,195)	$(2)	$14,930	$43	$14,973
Net income	—	—	—	458	—	—	458	1	459
Other comprehensive loss, net of tax					(30)		(30)	—	(30)
Cash dividends paid and accrued	—	—	—	(309)	—	—	(309)	—	(309)
Issuance of shares under equity-based compensation plans	0.9	—	6	(1)	—	—	5	—	5
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(2)	(2)
Repurchase of shares	(0.5)	—	—	(59)	—	—	(59)	—	(59)
Balance at March 31, 2021	398.5	$4	$12,335	$6,883	$(4,225)	$(2)	$14,995	$42	$15,037
Net income	—	—	—	506	—	—	506	—	506
Other comprehensive income, net of tax					194		194		194
Cash dividends paid	—	—	—	(304)	—	—	(304)	—	(304)
Issuance of shares under equity-based compensation plans	0.2	—	33	—	—	1	34	—	34
Repurchase of shares	(0.1)	—	—	(17)	—	—	(17)	—	(17)
Balance at June 30, 2021	398.6	$4	$12,368	$7,068	$(4,031)	$(1)	$15,408	$42	$15,450
Net income	—	—	—	629	—	—	629	1	630
Other comprehensive income, net of tax					243		243		243
Cash dividends paid	—	—	—	(303)	—	—	(303)	—	(303)
Issuance of shares under equity-based compensation plans	0.3	—	43	(3)	—	—	40	—	40
Repurchase of shares	(0.3)	—	—	(46)	—	—	(46)	—	(46)
Balance at September 30, 2021	398.6	$4	$12,411	$7,345	$(3,788)	$(1)	$15,971	$43	$16,014
The changes in Accumulated other comprehensive loss are as follows:

(In millions)	Currency translation and related hedging instruments	Pensions and other postretirement benefits	Cash flow hedges	Total
Balance at January 1, 2022	$(2,617)	$(986)	$(30)	$(3,633)
Other comprehensive income (loss) before reclassifications	(1,015)	(45)	136	(924)
Amounts reclassified from Accumulated other comprehensive loss (income)	—	77	(3)	74
Net current-period Other comprehensive income (loss)	(1,015)	32	133	(850)
Balance at September 30, 2022	$(3,633)	$(953)	$103	$(4,483)

The reclassifications out of Accumulated other comprehensive loss are as follows:

(In millions)	Nine months ended September 30, 2022		Consolidated statements of income classification
Amortization of defined benefit pensions and other postretirement benefits items
Actuarial loss and prior service cost	$(94)	1
Tax benefit	16
Total, net of tax	(77)

Gains and (losses) on cash flow hedges
Floating-to-fixed interest rate swaps	1		Interest expense - net
Currency exchange contracts	3		Net sales and Cost of products sold
Tax expense	(1)
Total, net of tax	3

Total reclassifications for the period	$(74)
1 These components of Accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 8 for additional information about pension and other postretirement benefits items.
Net Income Per Share Attributable to Eaton Ordinary Shareholders
A summary of the calculation of net income per share attributable to Eaton ordinary shareholders is as follows:

	Three months ended September 30		Nine months ended September 30
(In millions except for per share data)	2022	2021	2022	2021
Net income attributable to Eaton ordinary shareholders	$607	$629	$1,741	$1,593

Weighted-average number of ordinary shares outstanding - diluted	400.3	401.9	400.9	401.4
Less dilutive effect of equity-based compensation	1.9	3.0	2.0	2.7
Weighted-average number of ordinary shares outstanding - basic	398.4	398.9	398.9	398.7

Net income per share attributable to Eaton ordinary shareholders
Diluted	$1.52	$1.57	$4.34	$3.97
Basic	1.52	1.58	4.36	4.00
For the third quarter and first nine months of 2022, 0.2 million and 0.1 million stock options, respectively, were excluded from the calculation of diluted net income per share attributable to Eaton ordinary shareholders because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive. For the third quarter and first nine months of 2021, all stock options were included in the calculation of diluted net income per share attributable to Eaton ordinary shareholders because they were all dilutive.

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
A summary of financial instruments and contingent consideration recognized at fair value, and the fair value measurements used, is as follows:

(In millions)	Total	Level 1	Level 2	Level 3
September 30, 2022
Cash	$231	$231	$—	$—
Short-term investments	287	287	—	—
Net derivative contracts	(42)	—	(42)	—
Contingent consideration from acquisition of Green Motion	(57)	—	—	(57)

December 31, 2021
Cash	$297	$297	$—	$—
Short-term investments	271	271	—	—
Net derivative contracts	41	—	41	—
Contingent consideration from acquisition of Green Motion	(57)	—	—	(57)
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
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $8,105 million and fair value of $7,375 million at September 30, 2022 compared to $8,566 million and $9,232 million, respectively, at December 31, 2021. The fair value of Eaton's debt instruments were estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and is considered a Level 2 fair value measurement.

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
Eaton uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against foreign currency exposure (net investment hedges). Foreign currency denominated debt designated as non-derivative net investment hedging instruments had a carrying value on an after-tax basis of $2,477 million at September 30, 2022 and $2,880 million at December 31, 2021.

Derivative Financial Statement Impacts
The fair value of derivative financial instruments recognized in the Consolidated Balance Sheets is as follows:

(In millions)	Notional amount	Other current assets	Other noncurrent assets	Other current liabilities	Other noncurrent liabilities	Type of hedge	Term
September 30, 2022
Derivatives designated as hedges
Currency exchange contracts	$1,215	$38	$3	$34	$23	Cash flow	1 to 36 months
Commodity contracts	62	—	—	8	—	Cash flow	1 to 12 months
Total		$38	$3	$42	$23

Derivatives not designated as hedges
Currency exchange contracts	$4,337	$20		$38			1 to 12 months

December 31, 2021
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$1,800	$22	$29	$—	$—	Fair value	8 months to 13 years
Forward starting floating-to-fixed interest rate swaps	1,350	—	38	—	79	Cash flow	11 to 31 years
Currency exchange contracts	1,212	17	2	11	3	Cash flow	1 to 36 months
Commodity contracts	50	2	—	1	—	Cash flow	1 to 12 months
Total		$41	$69	$12	$82

Derivatives not designated as hedges
Currency exchange contracts	$5,285	$34		$9			1 to 12 months
Commodity contracts	62	1		1			1 month
Total		$35		$10
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
As of September 30, 2022, the volume of outstanding commodity contracts that were entered into to hedge forecasted transactions:

Commodity	September 30, 2022		Term
Aluminum	2	Millions of pounds	1 to 12 months
Copper	10	Millions of pounds	1 to 12 months
Gold	1,681	Troy ounces	1 to 12 months
Silver	702,021	Troy ounces	1 to 12 months

The following amounts were recorded on the Consolidated Balance Sheets related to fixed-to-floating interest rate swaps:

(In millions)	Carrying amount of the hedged assets (liabilities)		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged asset (liabilities) (a)
Location on Consolidated Balance Sheets	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Long-term debt	$(713)	$(2,413)	$(50)	$(84)
(a) At September 30, 2022 and December 31, 2021, these amounts include the cumulative liability amount of fair value hedging adjustments remaining for which the hedge accounting has been discontinued of $50 million and $33 million, respectively.
The impact of hedging activities to the Consolidated Statements of Income is as follows:

	Three months ended September 30, 2022
(In millions)	Net Sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$5,313	$3,545	$37

Gain (loss) on derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps
Hedged item	$—	$—	$(1)
Derivative designated as hedging instrument	—	—	1

Currency exchange contracts
Hedged item	$5	$(6)	$—
Derivative designated as hedging instrument	(5)	6	—

Commodity contracts
Hedged item	$—	$3	$—
Derivative designated as hedging instrument	—	(3)	—

	Three months ended September 30, 2021
(In millions)	Net Sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$4,923	$3,338	$37

Gain (loss) on derivatives designated as cash flow hedges
Currency exchange contracts
Hedged item	$—	$(3)	$—
Derivative designated as hedging instrument	—	3	—

Commodity contracts
Hedged item	$—	$(2)	$—
Derivative designated as hedging instrument	—	2	—

Gain (loss) on derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps
Hedged item	$—	$—	$9
Derivative designated as hedging instrument	—	—	(9)

	Nine months ended September 30, 2022
(In millions)	Net sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$15,368	$10,319	$100

Gain (loss) on derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps
Hedged item	$—	$—	$(1)
Derivative designated as hedging instrument	—	—	1

Currency exchange contracts
Hedged item	$10	$(12)	$—
Derivative designated as hedging instrument	(10)	12	—

Gain (loss) on derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps
Hedged item	$—	$—	$8
Derivative designated as hedging instrument	—	—	(8)

	Nine months ended September 30, 2021
(In millions)	Net sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$14,830	$10,067	$112

Gain (loss) on derivatives designated as cash flow hedges
Currency exchange contracts
Hedged item	$4	$(2)	$—
Derivative designated as hedging instrument	(4)	2	—

Commodity contracts
Hedged item	$—	$(7)	$—
Derivative designated as hedging instrument	—	7	—

Gain (loss) on derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps
Hedged item	$—	$—	$35
Derivative designated as hedging instrument	—	—	(35)

The impact of derivatives not designated as hedges to the Consolidated Statements of Income is as follows:

	Gain (loss) recognized in Consolidated Statements of Income		Consolidated Statements of Income classification
	Three months ended September 30
(In millions)	2022	2021
Gain (loss) on derivatives not designated as hedges
Currency exchange contracts	$(52)	$(32)	Interest expense - net
Commodity contracts	—	1	Other expense (income) - net and Cost of products sold (a)
Total	$(52)	$(31)

	Gain (loss) recognized in Consolidated Statements of Income		Consolidated Statements of Income classification
	Nine months ended September 30
(In millions)	2022	2021
Gain (loss) on derivatives not designated as hedges
Currency exchange contracts	$(85)	$(9)	Interest expense - net
Commodity contracts	(15)	10	Other expense (income) - net and Cost of products sold (a)
Total	$(100)	$1
(a) In the second quarter of 2022, Eaton changed the presentation of gains and losses associated with derivative contracts for commodities that are not designated as hedges from Cost of product sold to Other expense (income) - net on the Consolidated Statements of Income. Prior period amounts have not been reclassified as they are not material.

The impact of derivative and non-derivative instruments designated as hedges to the Consolidated Statements of Income and Comprehensive Income is as follows:

	Gain (loss) recognized in other comprehensive (loss) income		Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	Three months ended September 30			Three months ended September 30
(In millions)	2022	2021		2022	2021
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	$(36)	$1	Interest expense - net	$1	$—
Currency exchange contracts	(8)	(6)	Net sales and Cost of products sold	(1)	3
Commodity contracts	(3)	(3)	Cost of products sold	(3)	2
Non-derivative designated as net investment hedges
Foreign currency denominated debt	164	74	Interest expense - net	—	—
Total	$117	$66		$(3)	$5

	Gain (loss) recognized in other comprehensive (loss) income		Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	Nine months ended September 30			Nine months ended September 30
(In millions)	2022	2021		2022	2021
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	$202	$62	Interest expense - net	$1	$—
Currency exchange contracts	(18)	(11)	Net sales and Cost of products sold	3	(2)
Commodity contracts	(11)	2	Cost of products sold	—	7
Non-derivative designated as net investment hedges
Foreign currency denominated debt	405	178	Interest expense - net	—	—
Total	$577	$231		$4	$5
At September 30, 2022, a loss of $5 million of estimated unrealized net gains or losses associated with our cash flow hedges were expected to be reclassified to income from Accumulated other comprehensive loss within the next twelve months. These reclassifications relate to our designated foreign currency and commodity hedges that will mature in the next 12 months.

Note 14.     RESTRUCTURING CHARGES
In the second quarter of 2020, Eaton decided to undertake a multi-year restructuring program to reduce its cost structure and gain efficiencies in its business segments and at corporate in order to respond to declining market conditions brought on by the COVID-19 pandemic. Since the inception of the program, the Company has incurred charges of $341 million. These restructuring activities are expected to incur additional expenses of approximately $9 million in 2022 primarily comprised of plant closing and other costs, resulting in total estimated charges of $350 million for the entire program.
A summary of restructuring program charges is as follows:

	Three months ended September 30		Nine months ended September 30
(In millions except for per share data)	2022	2021	2022	2021
Workforce reductions	$5	$19	$11	$19
Plant closing and other	17	15	38	44
Total before income taxes	22	34	49	63
Income tax benefit	4	9	10	15
Total after income taxes	$18	$25	$39	$48
Per ordinary share - diluted	$0.04	$0.06	$0.10	$0.12

Restructuring program charges related to the following segments:

	Three months ended September 30		Nine months ended September 30
(In millions)	2022	2021	2022	2021
Electrical Americas	$4	$5	$14	$13
Electrical Global	8	11	14	13
Aerospace	2	1	6	4
Vehicle	2	5	8	16
eMobility	—	—	—	1
Corporate	5	12	7	16
Total	$22	$34	$49	$63

A summary of liabilities related to workforce reductions, plant closing and other associated costs is as follows:

(In millions)	Workforce reductions	Plant closing and other	Total
Balance at January 1, 2020	$—	$—	$—
Liability recognized	172	42	214
Payments, utilization and translation	(33)	(39)	(72)
Balance at December 31, 2020	$139	$3	$142
Liability recognized	21	57	78
Payments, utilization and translation	(64)	(52)	(116)
Balance at December 31, 2021	$96	$8	$104
Liability recognized	11	38	49
Payments, utilization and translation	(35)	(41)	(75)
Balance at September 30, 2022	$72	$5	$78
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

	Three months ended September 30		Nine months ended September 30
(In millions)	2022	2021	2022	2021
Net sales
Electrical Americas	$2,179	$1,854	$6,201	$5,325
Electrical Global	1,486	1,421	4,418	4,092
Hydraulics	—	179	—	1,300
Aerospace	768	745	2,227	1,889
Vehicle	744	640	2,123	1,969
eMobility	137	84	399	255
Total net sales	$5,313	$4,923	$15,368	$14,830

Segment operating profit (loss)
Electrical Americas	$511	$402	$1,368	$1,127
Electrical Global	305	285	866	757
Hydraulics	—	20	—	177
Aerospace	185	164	506	391
Vehicle	125	115	346	349
eMobility	(2)	(8)	(7)	(21)
Total segment operating profit	1,124	978	3,079	2,780

Corporate
Intangible asset amortization expense	(124)	(126)	(375)	(326)
Interest expense - net	(37)	(37)	(100)	(112)
Pension and other postretirement benefits income	7	14	35	44
Restructuring program charges	(22)	(34)	(49)	(63)
Other income (expense) - net	(227)	318	(529)	(52)
Income before income taxes	720	1,113	2,060	2,271
Income tax expense	112	483	316	676
Net income	608	630	1,743	1,595
Less net income for noncontrolling interests	(1)	(1)	(2)	(2)
Net income attributable to Eaton ordinary shareholders	$607	$629	$1,741	$1,593

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

Restructuring
In the second quarter of 2020, Eaton decided to undertake a multi-year restructuring program to reduce its cost structure and gain efficiencies in its business segments and at corporate in order to respond to declining market conditions brought on by the COVID-19 pandemic. Since the inception of the program, the Company has incurred charges of $341 million. These restructuring activities are expected to incur additional expenses of approximately $9 million in 2022 primarily comprised of plant closing and other costs, resulting in total estimated charges of $350 million for the entire program. The projected mature year savings from these restructuring actions are expected to be $250 million when fully implemented in 2023. Additional information related to this restructuring is presented in Note 14.
Summary of Results of Operations
A summary of Eaton’s Net sales, Net income attributable to Eaton ordinary shareholders, and Net income per share attributable to Eaton ordinary shareholders - diluted is as follows:

	Three months ended September 30		Nine months ended September 30
(In millions except for per share data)	2022	2021	2022	2021
Net sales	$5,313	$4,923	$15,368	$14,830
Net income attributable to Eaton ordinary shareholders	607	629	1,741	1,593
Net income per share attributable to Eaton ordinary shareholders - diluted	$1.52	$1.57	$4.34	$3.97
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

	Three months ended September 30		Nine months ended September 30
(In millions except for per share data)	2022	2021	2022	2021
Acquisition integration, divestiture charges and transaction costs	$103	$179	$182	$312
Gain on the sale of the Hydraulics business	—	(617)	(24)	(617)
Total charges (income) before income taxes	103	(438)	158	(305)
Income tax expense (benefit)	(17)	386	(25)	362
Total charges (income) after income taxes	$86	$(52)	$133	$57
Charges (income) per ordinary share - diluted	$0.21	$(0.13)	$0.33	$0.14
Acquisition integration, divestiture charges and transaction costs in 2022 are primarily related to the acquisitions of Royal Power Solutions, Souriau-Sunbank Connection Technologies, Green Motion, Tripp Lite, and Mission Systems, and other charges to acquire and exit businesses including certain indemnity claims associated with the sale of 50% interest in the commercial vehicle automated transmission business in 2017. These costs also included charges of $29 million presented in Other expense (income) - net on the Consolidated Statements of Income related to the decision in the second quarter to exit the Company's business operations in Russia. These charges consisted primarily of write-downs of accounts receivable, inventory and other assets, and accruals for severance. Charges in 2021 are primarily related to the divestiture of the Hydraulics business, the acquisitions of Tripp Lite, Mission Systems, Souriau-Sunbank Connection Technologies, and Ulusoy Elektrik Imalat Taahhut ve Ticaret A.S., and other charges to acquire and exit businesses including certain indemnity claims associated with the sale of 50% interest in the commercial vehicle automated transmission business in 2017. These charges were included in Cost of products sold, Selling and administrative expense, Research and development expense, or Other expense (income) - net. In Business Segment Information in Note 15, the charges were included in Other income (expense) - net.
Intangible Asset Amortization Expense
Intangible asset amortization expense is as follows:

	Three months ended September 30		Nine months ended September 30
(In millions except for per share data)	2022	2021	2022	2021
Intangible asset amortization expense	$124	$126	$375	$326
Income tax benefit	27	27	80	56
Total after income taxes	$97	$99	$295	$270
Per ordinary share - diluted	$0.25	$0.25	$0.74	$0.68

Consolidated Financial Results

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
(In millions except for per share data)	2022	2021		2022	2021
Net sales	$5,313	$4,923	8%	$15,368	$14,830	4%
Gross profit	1,768	1,585	12%	5,049	4,763	6%
Percent of net sales	33.3%	32.2%		32.9%	32.1%
Income before income taxes	720	1,113	(35)%	2,060	2,271	(9)%
Net income	608	630	(3)%	1,743	1,595	9%
Less net income for noncontrolling interests	(1)	(1)		(2)	(2)
Net income attributable to Eaton ordinary shareholders	607	629	(3)%	1,741	1,593	9%
Excluding acquisition and divestiture charges (income), after-tax	86	(52)		133	57
Excluding restructuring program charges, after-tax	18	25		39	48
Excluding intangible asset amortization expense, after-tax	97	99		295	270
Adjusted earnings	$807	$701	15%	$2,207	$1,968	12%

Net income per share attributable to Eaton ordinary shareholders - diluted	$1.52	$1.57	(3)%	$4.34	$3.97	9%
Excluding per share impact of acquisition and divestiture charges (income), after-tax	0.21	(0.13)		0.33	0.14
Excluding per share impact of restructuring program charges, after-tax	0.04	0.06		0.10	0.12
Excluding per share impact of intangible asset amortization expense, after-tax	0.25	0.25		0.74	0.68
Adjusted earnings per ordinary share	$2.02	$1.75	15%	$5.51	$4.91	12%
Net Sales

Changes in Net sales are summarized as follows:	Three months ended September 30	Nine months ended September 30
	2022	2022
Organic growth	15%	12%
Acquisitions of businesses	1%	3%
Divestiture of business	(4)%	(9)%
Foreign currency	(4)%	(2)%
Total increase (decrease) in Net sales	8%	4%
Organic sales increased 15% in the third quarter and 12% in the first nine months of 2022 due to broad-based strength in end-markets of the Electrical Americas and Electrical Global business segments, strength in sales to commercial OEM and aftermarket in the Aerospace business segment, and higher sales volumes including inflationary recovery in the Vehicle business segment. Despite strong growth, many of our businesses continue to be impacted by operating inefficiencies due to supply chain constraints or shortages, inflation, and selective labor shortages.
The acquisition of Royal Power Solutions increased sales in the third quarter of 2022 and the acquisitions of Tripp Lite, Mission Systems, and Royal Power Solutions increased sales in the first nine months of 2022. The divestiture of the Hydraulics business reduced sales in the third quarter and first nine months of 2022.
Gross Profit
Gross profit margin increased from 32.2% in the third quarter of 2021 to 33.3% in the third quarter of 2022 and from 32.1% in the first nine months of 2021 to 32.9% in the first nine months of 2022 primarily due to higher organic sales, including favorable pricing recovery. Gross profit also improved due to the net impact of the acquisition of Royal Power Solutions and the divestiture of the Hydraulics business. Conversely, commodity and logistics inflation and operating inefficiencies due to supply chain constraints had an unfavorable impact on gross margin during the third quarter and first nine months of 2022, despite offsetting pricing actions.

Income Taxes
The effective income tax rate for the third quarter of 2022 was expense of 15.5% compared to expense of 43.4% for the third quarter of 2021. The effective income tax rate for the first nine months of 2022 was expense of 15.4% compared to expense of 29.8% for the first nine months of 2021. The decrease in the effective tax rate in the third quarter and first nine months of 2022 was primarily due to the one-time tax impact on the gain from the sale of the Hydraulics business in the third quarter of 2021 discussed in Note 2.
Net Income
Net income attributable to Eaton ordinary shareholders of $607 million in the third quarter of 2022 decreased 3% compared to Net income attributable to Eaton ordinary shareholders of $629 million in the third quarter of 2021. Net income attributable to Eaton ordinary shareholders of $1,741 million in the first nine months of 2022 increased 9% compared to Net income attributable to Eaton ordinary shareholders of $1,593 million in the first nine months of 2021. Net income in the third quarter and first nine months of 2021 included an after-tax gain of $197 million on the sale of the Hydraulics business. Excluding this gain, the increase in the third quarter and first nine months of 2022 was primarily due to higher gross profit, lower acquisition and divestiture charges, and a net improvement in other income which included gains from the sale of certain office and distribution facilities, partially offset by higher income tax expense.
Net income per ordinary share decreased to $1.52 in the third quarter of 2022 compared to $1.57 in the third quarter of 2021. Net income per ordinary share increased to $4.34 in the first nine months of 2022 compared to $3.97 in the first nine months of 2022. Net income per ordinary share in the third quarter and first nine months of 2021 included $0.49 from the sale of the Hydraulics business. Excluding this gain, the increase in Net income per ordinary share in the third quarter and first nine months of 2022 was due to higher Net income attributable to Eaton ordinary shareholders and the impact of the Company's share repurchases over the past year.
Adjusted Earnings
Adjusted earnings of $807 million in the third quarter of 2022 increased 15% compared to Adjusted earnings of $701 million in the third quarter of 2021. Adjusted earnings of $2,207 million in the first nine months of 2022 increased 12% compared to Adjusted earnings of $1,968 million in the first nine months of 2021. The increase in Adjusted earnings in the third quarter and first nine months of 2022 was primarily due to higher Net income attributable to Eaton ordinary shareholders, adjusted for acquisition and divestiture charges, restructuring program charges, and intangible asset amortization expense.
Adjusted earnings per ordinary share increased to $2.02 in the third quarter of 2022 compared to $1.75 in the third quarter of 2021. Adjusted earnings per ordinary share increased to $5.51 in the first nine months of 2022 compared to $4.91 in the first nine months of 2022. The increase in Adjusted earnings per ordinary share in the third quarter and first nine months of 2022 was due to higher Adjusted earnings and the impact of the Company's share repurchases over the past year.

Business Segment Results of Operations
The following is a discussion of Net sales, operating profit and operating margin by business segment.
Electrical Americas

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
(In millions)	2022	2021		2022	2021
Net sales	$2,179	$1,854	18%	$6,201	$5,325	16%

Operating profit	$511	$402	27%	$1,368	$1,127	21%
Operating margin	23.5%	21.7%		22.1%	21.2%

Changes in Net sales are summarized as follows:			Three months ended September 30			Nine months ended September 30
			2022			2022
Organic growth			18%			15%
Acquisition of Tripp Lite			—%			2%
Foreign currency			—%			(1)%
Total increase (decrease) in Net sales			18%			16%
The increase in organic sales reflects broad-based strength in end-markets, with particular strength in commercial, residential, industrial, and utility end-markets in the third quarter of 2022, and commercial, residential, and industrial end-markets in the first nine months of 2022.
The operating margin increased from 21.7% in the third quarter of 2021 to 23.5% in the third quarter of 2022 and from 21.2% in the first nine months of 2021 to 22.1% in the first nine months of 2022 primarily due to higher sales volumes including favorable pricing recovery, while headwinds from commodity and logistics inflation and operating inefficiencies due to supply chain constraints were offset by gains from the sale of certain office and distribution facilities.
Electrical Global

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
(In millions)	2022	2021		2022	2021
Net sales	$1,486	$1,421	5%	$4,418	$4,092	8%

Operating profit	$305	$285	7%	$866	$757	14%
Operating margin	20.6%	20.1%		19.6%	18.5%

Changes in Net sales are summarized as follows:			Three months ended September 30			Nine months ended September 30
			2022			2022
Organic growth			13%			14%
Foreign currency			(8)%			(6)%
Total increase (decrease) in Net sales			5%			8%
The increase in organic sales in the third quarter and first nine months of 2022 was primarily due to broad-based strength in end-markets, with particular strength in data center, commercial and industrial end-markets.
The operating margin increased from 20.1% in the third quarter of 2021 to 20.6% in the third quarter of 2022 and from 18.5% in the first nine months of 2021 to 19.6% in the first nine months of 2022 primarily due to higher sales volumes including favorable pricing recovery, partially offset by commodity and logistics inflation and operating inefficiencies due to supply chain constraints.

Hydraulics
On August 2, 2021, Eaton completed the sale of the Hydraulics business segment. For the third quarter and first nine months ended September 30, 2021, the Hydraulics segment generated net sales of $179 million and $1,300 million, respectively, and operating profit of $20 million and $177 million, respectively.
Aerospace

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
(In millions)	2022	2021		2022	2021
Net sales	$768	$745	3%	$2,227	$1,889	18%

Operating profit	$185	$164	13%	$506	$391	29%
Operating margin	24.0%	22.0%		22.7%	20.7%

Changes in Net sales are summarized as follows:			Three months ended September 30			Nine months ended September 30
			2022			2022
Organic growth			8%			11%
Acquisition of Mission Systems			—%			11%
Foreign currency			(5)%			(4)%
Total increase (decrease) in Net sales			3%			18%
The increase in organic sales in the third quarter and first nine months of 2022 was primarily due to strength in sales to commercial OEM and aftermarket.
The operating margin increased from 22.0% in the third quarter of 2021 to 24.0% in the third quarter of 2022 and from 20.7% in the first nine months of 2021 to 22.7% in the first nine months of 2022 primarily due to higher organic sales volumes.
Vehicle

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
(In millions)	2022	2021		2022	2021
Net sales	$744	$640	16%	$2,123	$1,969	8%

Operating profit	$125	$115	9%	$346	$349	(1)%
Operating margin	16.8%	18.0%		16.3%	17.7%

Changes in Net sales are summarized as follows:			Three months ended September 30			Nine months ended September 30
			2022			2022
Organic growth			19%			10%
Foreign currency			(3)%			(2)%
Total increase (decrease) in Net sales			16%			8%
The increase in organic sales in the third quarter and first nine months of 2022 was primarily due to strength in the North American truck and light vehicle markets, and South American truck, bus and agriculture markets.
The operating margin decreased from 18.0% in the third quarter of 2021 to 16.8% in the third quarter of 2022 and from 17.7% in the first nine months of 2021 to 16.3% in the first nine months of 2022 primarily due to commodity and logistics inflation and operating inefficiencies due to supply chain constraints, partially offset by higher sales volumes including inflationary recovery.

eMobility

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
(In millions)	2022	2021		2022	2021
Net sales	$137	$84	63%	$399	$255	56%

Operating profit (loss)	$(2)	$(8)	75%	$(7)	$(21)	67%
Operating margin	(1.5)%	(9.5)%		(1.7)%	(8.2)%

Changes in Net sales are summarized as follows:			Three months ended September 30			Nine months ended September 30
			2022			2022
Organic growth			17%			11%
Acquisition of Royal Power Solutions			49%			47%
Foreign currency			(3)%			(2)%
Total increase (decrease) in Net sales			63%			56%
The increase in organic sales in the third quarter and first nine months of 2022 was due to strength in all regions.
The operating margin increased from negative 9.5% in the third quarter of 2021 to negative 1.5% in the third quarter of 2022 and from negative 8.2% in the first nine months of 2021 to negative 1.7% in the first nine months of 2022 primarily due to higher organic sales volumes and the acquisition of Royal Power Solutions.
Corporate Expense (Income)

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
(In millions)	2022	2021		2022	2021
Intangible asset amortization expense	$124	$126	(2)%	$375	$326	15%
Interest expense - net	37	37	—%	100	112	(11)%
Pension and other postretirement benefits income	(7)	(14)	(50)%	(35)	(44)	(20)%
Restructuring program charges	22	34	(35)%	49	63	(22)%
Other (income) expense - net	227	(318)	(171)%	529	52	917%
Total corporate (income) expense	$403	$(135)	(399)%	$1,018	$509	100%
Total corporate expense was $403 million in the third quarter of 2022 compared to Total corporate income of $135 million in the third quarter of 2021. The changes in Total corporate (income) expense for the third quarter of 2022 were primarily due to the change in Other (income) expense - net, driven by the 2021 gain on sale of the Hydraulics business discussed in Note 2, partially offset by lower acquisition and divestiture charges.
Total corporate expense was $1,018 million in the first nine months of 2022 compared to $509 million in the first nine months of 2021. The increase in Total corporate expense for the first nine months of 2022 was primarily due to higher Other expense - net and Intangible asset amortization expense. The increase in Other expense - net is primarily due to the 2021 gain on sale of the Hydraulics business discussed in Note 2, partially offset by lower acquisition and divestiture charges.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
Liquidity and Financial Condition
Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk.
On August 23, 2022, a subsidiary of Eaton issued sustainability-linked senior notes (2022 Sustainability-Linked Notes) and senior notes (2022 Senior Notes, and collectively referred to as the Notes). The 2022 Sustainability-Linked Notes have a face amount of $1.3 billion, mature in 2033, and pay interest semi-annually at an initial interest rate of 4.15% per annum. Beginning in September 2028, the interest rate payable on the 2022 Sustainability-Linked Notes will be increased by an additional 25 basis points per annum if the Scope 1 and Scope 2 greenhouse gas emissions sustainability performance target is not met. The 2022 Senior Notes have a face amount of $700 million, mature in 2052, and pay interest semi-annually at 4.70% per annum. The issuer received proceeds totaling $1.98 billion from the issuance of the Notes, net of financing costs and discounts.
On October 3, 2022, the Company replaced its existing $2,000 million five-year revolving credit facility with a new $2,500 million five-year revolving credit facility that will expire on October 1, 2027. On the same date, the Company replaced its existing $500 million 364-day revolving credit facility with a new $500 million 364-day revolving credit facility that will expire on October 2, 2023. The revolving credit facilities totaling $3,000 million are used to support commercial paper borrowings and are fully and unconditionally guaranteed by Eaton and certain of its direct and indirect subsidiaries on an unsubordinated, unsecured basis. In October 2022, the Company also upsized its commercial paper program to $3,000 million. There were no borrowings outstanding under Eaton’s revolving credit facilities at September 30, 2022. The Company had access to the commercial paper markets through its $3,000 million commercial paper program, of which $878 million was outstanding on September 30, 2022.
In 2021, Eaton received proceeds of $3.1 billion from the sale of its Hydraulics business and paid $4.45 billion to acquire Tripp Lite and Mission Systems. In 2022, the Company paid $612 million to acquire Royal Power Solutions and received cash of $22 million from Danfoss A/S to fully settle all post-closing adjustments from the sale of the Hydraulics business.
Over the course of a year, cash, short-term investments, and short-term debt may fluctuate in order to manage global liquidity. As of September 30, 2022 and December 31, 2021, Eaton had cash of $231 million and $297 million, short-term investments of $287 million and $271 million, and short-term debt of $903 million and $13 million, respectively. Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, availability under existing revolving credit facilities, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business, fund capital expenditures and acquisitions of businesses, as well as scheduled payments of long-term debt.
Eaton was in compliance with each of its debt covenants for all periods presented.
Cash Flows
A summary of cash flows is as follows:

	Nine months ended September 30
(In millions)	2022	2021	Change from 2021
Net cash provided by operating activities	$1,347	$1,368	$(21)
Net cash used in investing activities	(983)	(1,688)	705
Net cash provided by (used in) financing activities	(445)	166	(611)
Effect of currency on cash	15	(13)	28
Total decrease in cash	$(67)	$(167)
Operating Cash Flow
Net cash provided by operating activities decreased by $21 million in the first nine months of 2022 compared to 2021. The decrease in net cash provided by operating activities in the first nine months of 2022 was primarily due to higher working capital balances to support the Company’s organic growth, partially offset by taxes paid on the sale of the Hydraulics business in 2021, cash received from the termination of interest rate swaps in 2022, and lower pension contributions in 2022 due to a $200 million contribution to Eaton's U.S. qualified pension plan in 2021.

Investing Cash Flow
Net cash used in investing activities decreased by $705 million in the first nine months of 2022 compared to 2021. The decrease in the use of cash in the first nine months of 2022 was primarily driven by the decrease in cash paid for business acquisitions to $612 million in 2022 from $4,500 million in 2021, proceeds from the sale of certain office and distribution facilities in 2022, and the decrease in cash paid for investments in associate companies to $42 million in 2022 from $124 million in 2021, partially offset by proceeds received in 2021 from the sale of the Hydraulics business of $3,110 million and net purchases of short-term investments of $45 million in 2022 compared to net sales of $264 million in 2021.
Financing Cash Flow
Net cash used in financing activities increased by $611 million in the first nine months of 2022 compared to 2021. The increase in the use of cash in the first nine months of 2022 was primarily due to higher payments on borrowings of $2,008 million in 2022 compared to $1,011 million in 2021, and higher share repurchases of $286 million in 2022 compared to $122 million in 2021, partially offset by an increase in net proceeds of short-term debt to $896 million in 2022 from $430 million in 2021 and higher proceeds from borrowings of $1,995 million in 2022 compared to $1,798 million in 2021.
Uses of Cash
Capital Expenditures
Capital expenditures were $389 million and $412 million in the first nine months of 2022 and 2021, respectively. Eaton expects approximately $650 million in capital expenditures in 2022.
Dividends
Cash dividend payments were $977 million and $916 million in the first nine months of 2022 and 2021, respectively. Payment of quarterly dividends in the future depends upon the Company’s ability to generate net income and operating cash flows, among other factors, and is subject to declaration by the Eaton Board of Directors. The Company intends to continue to pay quarterly dividends in 2022.
Share Repurchases
On February 27, 2019, the Board of Directors adopted a share repurchase program for share repurchases up to $5.0 billion of ordinary shares (2019 Program). On February 23, 2022, the Board renewed the 2019 Program by providing authority for up to $5.0 billion in repurchases to be made during the three-year period commencing on that date (2022 Program). Under the 2022 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. In the first nine months of 2022, 2.0 million ordinary shares were repurchased under the 2022 program in the open market at a total cost of $286 million. In the first nine months of 2021, 0.9 million ordinary shares were repurchased under the 2019 Program in the open market at a total cost of $122 million. At September 30, 2022, there is $4,714 million still available for share repurchases under the 2022 Program. The Company will continue to pursue share repurchases in 2022 depending on market conditions and capital levels.
Acquisition of Businesses
The Company paid cash of $612 million and $4,500 million to acquire businesses in the first nine months of 2022 and 2021, respectively. The Company will continue to focus on deploying its capital toward businesses that provide opportunities for higher growth and strong returns, and align with secular trends and its power management strategies.
Debt
The Company manages a number of short-term and long-term debt instruments, including commercial paper. At September 30, 2022, the Company had Short-term debt of $903 million, Current portion of long-term debt of $23 million, and Long-term debt of $8,082 million.

Supply Chain Finance Program
The Company negotiates payment terms directly with its suppliers for the purchase of goods and services. In addition, a third-party financial institution offers a voluntary supply chain finance (SCF) program that enables certain of the Company’s suppliers, at the supplier’s sole discretion, to sell receivables due from the Company to the financial institution on terms directly negotiated with the financial institution. If a supplier elects to participate in the SCF program, the supplier decides which invoices are sold to the financial institution and the Company has no economic interest in a supplier’s decision to sell an invoice. The SCF program does not have a significant impact on the Company’s liquidity as payments by the Company to participating suppliers are paid to the financial institution on the invoice due date, regardless of whether an individual invoice is sold by the supplier to the financial institution. The amounts due to the financial institution for suppliers that participate in the SCF program are included in Accounts payable on the Company’s Consolidated Balance Sheets, and the associated payments are included in operating activities on the Condensed Consolidated Statements of Cash Flows. At  September 30, 2022 and December 31, 2021, Accounts payable included $207 million and $151 million, respectively, payable to suppliers that have elected to participate in the SCF program.
Guaranteed Debt
Issuers, Guarantors and Guarantor Structure
Eaton Corporation has issued senior notes pursuant to indentures dated April 1, 1994 (the 1994 Indenture), November 20, 2012 (the 2012 Indenture), September 15, 2017 (the 2017 Indenture) and August 23, 2022 (as supplemented by the First and Second Supplemental Indentures of the same date, the 2022 Indenture). The senior notes of Eaton Corporation are registered under the Securities Act of 1933, as amended (the Registered Senior Notes). Eaton Capital Unlimited Company, a subsidiary of Eaton, is the issuer of four outstanding series of debt securities sold in offshore transactions under Regulation S promulgated under the Securities Act (the Eurobonds). The Eurobonds and the Registered Senior Notes (together, the Senior Notes) comprise substantially all of Eaton’s long-term indebtedness.
Substantially all of the Senior Notes, together with the credit facilities described above under Liquidity and Financial Condition (the Credit Facilities), are guaranteed by Eaton and 18 of its subsidiaries. Accordingly, they rank equally with each other. However, because these obligations are not secured, they would be effectively subordinated to any existing or future secured indebtedness of Eaton and its subsidiaries. As of September 30, 2022, Eaton has no material, long-term secured debt. The guaranteed Registered Senior Notes are also structurally subordinated to the liabilities of Eaton's subsidiaries that are not guarantors. Except as described below under Future Guarantors, Eaton is not obligated to cause its subsidiaries to guarantee the Registered Senior Notes.
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
Though the terms of the indentures vary slightly, generally, each guarantee of the Registered Senior Notes by a guarantor that is a subsidiary of Eaton Corporation provides that it will be automatically and unconditionally released and discharged under certain circumstances, including, but not limited to:
(a)the consummation of certain types of transactions permitted under the applicable indenture, including one that results in such guarantor ceasing to be a subsidiary; and
(b)for Registered Senior Notes issued under the 2022 Indenture, when such guarantor is a guarantor or issuer of indebtedness in an aggregate outstanding principal amount of less than 25% of our total outstanding indebtedness.
Further, each guarantee by a direct or indirect parent of Eaton Corporation (other than Eaton) provides that it will also be released if:

(c)such guarantee (so long as the guarantor is not obligated under any other U.S. debt obligations), becomes prohibited by any applicable law, rule or regulation or by any contractual obligation; or
(d)such guarantee results in material adverse tax consequences to Eaton or any of its subsidiaries (so long as the applicable guarantor is not obligated under any other U.S. debt obligation).
The guarantee of Eaton does not contain any release provisions.
Future Guarantors
The 2012 and 2017 Indentures generally provide that, with certain limited exceptions, any subsidiary of Eaton must become a guarantor if it becomes obligated as borrower or guarantor under any series of debt securities or a syndicated credit facility. Further, the 2012 and 2017 Indentures provide that any entity that becomes a direct or indirect parent entity of Eaton Corporation and holds any material assets, with certain limited exceptions, or owes any material liabilities must become a guarantor. The 2022 Indenture provides only that, with certain limited exceptions, any subsidiary of Eaton must become a guarantor if it becomes obligated as borrower or guarantor under indebtedness with an aggregate outstanding principal amount in excess of 25% of the Parent and its Subsidiaries' then-outstanding indebtedness.
The 1994 Indenture does not contain provisions with respect to future guarantors.
Summarized Financial Information of Guarantors and Issuers

(In millions)	September 30, 2022	December 31, 2021
Current assets	$3,671	$3,032
Noncurrent assets	12,984	11,553
Current liabilities	3,333	3,950
Noncurrent liabilities	9,983	8,461
Amounts due to subsidiaries that are non-issuers and non-guarantors - net	17,765	18,006

		Nine months ended September 30
(In millions)		2022
Net sales		$8,377
Sales to subsidiaries that are non-issuers and non-guarantors		686
Cost of products sold		6,874
Expense from subsidiaries that are non-issuers and non-guarantors - net		454
Net loss		(27)
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

ITEM 4.CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures - Pursuant to SEC Rule 13a-15, an evaluation was performed under the supervision and with the participation of Eaton’s management, including Craig Arnold - Principal Executive Officer; and Thomas B. Okray - Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, management concluded that Eaton’s disclosure controls and procedures were effective as of September 30, 2022.
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
During the third quarter of 2022, there was no change in Eaton’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting. Management is currently evaluating the impact of businesses acquired in the past twelve months on Eaton's internal control over financial reporting.

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
Significant shortages of raw materials, energy, components, and/or labor, or similar challenges for our customers or suppliers could adversely impact our results of operations.
Eaton's major requirements for raw materials are described in Item 1 “Raw Materials” of our Form 10-K for the year ended December 31, 2021. Shortages have continued to affect the prices Eaton's businesses are charged as global economies recover from the COVID-19 pandemic and react to Russia's ongoing invasion of Ukraine. Further, labor shortages persist broadly in select markets. Some of our suppliers have experienced the same conditions and in response, have continued to increase their prices in response to increases in their costs of raw materials, energy and/or labor. While we strive to recoup these increased costs through our pricing, if we are unable to do so without compromising the competitive position of our products and services, our results could continue to be impacted by this trend. Further, should these trends continue or worsen, the impact could have a material adverse impact on our operating results.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c) Issuer's Purchases of Equity Securities
During the third quarter of 2022, 0.7 million ordinary shares were repurchased in the open market at a total cost of $100 million. These shares were repurchased under the program approved by the Board on February 23, 2022 (the 2022 Program). A summary of the shares repurchased in the third quarter of 2022 is as follows:

Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
July	—	$—	—	$4,814
August	—	$—	—	$4,814
September	721,726	$138.55	721,726	$4,714
Total	721,726	$138.55	721,726

ITEM 6.EXHIBITS.
Eaton Corporation plc
Third Quarter 2022 Report on Form 10-Q

3 (i)	Certificate of Incorporation — Incorporated by reference to the Form S-8 filed November 30, 2012

3 (ii)	Amended and Restated Memorandum and Articles of Incorporation — Incorporated by reference to the Form 8-K filed on May 1, 2017

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

4.8	Indenture dated as of August 23, 2022, among Eaton Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.9	First Supplemental Indenture dated as of August 23, 2022, among Eaton Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.10	Second Supplemental Indenture dated as of August 23, 2022, among Eaton Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.11	Pursuant to Regulation S-K Item 601(b)(4), Eaton agrees to furnish to the SEC, upon request, a copy of the instruments defining the rights of holders of its long-term debt other than those set forth in Exhibits (4.2 - 4.7) hereto

10.1
5-Year Revolving Credit Agreement, dated as of October 3, 2022, among Eaton Corporation, the guarantors from time to time party thereto, the several lenders from time to time parties thereto, Citibank, N.A., as Administrative Agent, Citibank, N.A., JPMorgan Chase Bank, N.A. and BofA Securities, Inc. as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A., as syndication agent and Bank of America, N.A. as documentation agent.

10.2
364-Day Revolving Credit Agreement, dated as of October 3, 2022, among Eaton Corporation, the guarantors from time to time party thereto, the several lenders from time to time parties thereto, Citibank, N.A., as Administrative Agent, Citibank, N.A., JPMorgan Chase Bank, N.A. and BofA Securities, Inc., as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A., as syndication agent and Bank of America, N.A. as documentation agent.

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

EATON CORPORATION plc
Registrant

Date:	November 1, 2022	By:	/s/ Thomas B. Okray
Thomas B. Okray
Principal Financial Officer
(On behalf of the registrant and as Principal Financial Officer)