Form 10-K
period 2022-12-31
Eaton Corp plc
filed 2023-02-23
CIK 1551182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended December 31, 2022
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of Ordinary Shares held by non-affiliates of the registrant as of June 30, 2022 was $50.2 billion.
As of January 31, 2023, there were 398.0 million Ordinary Shares outstanding.
Documents Incorporated By Reference
Portions of the Proxy Statement for the 2023 annual shareholders meeting are incorporated by reference into Part III.

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
Founded in 1911, 2023 marks Eaton's 100th anniversary of being listed on the New York Stock Exchange. We reported revenues of $20.8 billion in 2022 and serve customers in more than 170 countries.
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
Electrical Americas and Electrical Global
Principal methods of competition in these segments are performance of products and systems, technology, customer service and support, and price. Eaton has a strong competitive position in these segments and, with respect to many products, is considered among the market leaders. In normal economic cycles, sales of these segments are historically lower in the first quarter and higher in the third and fourth quarters of a year. In 2022, 24% of these segments' sales were made to seven large customers of electrical products and electrical systems and services.
Aerospace
Principal methods of competition in this segment are total cost of ownership, product and system performance, quality, design engineering capabilities, and timely delivery. Eaton has a strong competitive position in this segment and, with respect to many products and platforms, is considered among the market leaders. In 2022, 22% of this segment's sales were made to three large original equipment manufacturers of aircraft.
Vehicle
Principal methods of competition in this segment are product performance, technology, global service, and price. Eaton has a strong competitive position in this segment and, with respect to many products, is considered among the market leaders. In 2022, 32% of this segment's sales were made to three large original equipment manufacturers of vehicles and related components.
eMobility
Principal methods of competition in this segment are product performance, technology, global service, and price. Eaton has a strong competitive position in this segment. In 2022, 26% of this segment's sales were made to six large original equipment manufacturers of vehicles, construction equipment and related components.

Hydraulics
On August 2, 2021, Eaton completed the sale of the Hydraulics business to Danfoss A/S, a Danish industrial company. Prior to the sale, the Hydraulics business was a reportable operating segment.
Information Concerning Eaton's Business in General
Raw Materials
Eaton's major requirements for raw materials include iron, steel, copper, nickel, aluminum, lead, silver, gold, titanium, rubber, plastic, electronic components, chemicals, and fluids. Materials are purchased in various forms, such as coils, sheets, strips, ingots, bars, extrusions, castings, forgings, stampings, powder metal, plastic resins, and pellets. Raw materials, as well as parts and other components, are purchased from many suppliers. Under normal circumstances, the Company has no difficulty obtaining its raw materials. However, as global economies recovered from the COVID-19 pandemic and reacted to Russia's ongoing war in Ukraine, some of our businesses were impacted by inflation and supply chain constraints, including limited availability of select materials and delivery delays. During this time, we worked closely with our suppliers to manage and minimize the impact on our supply chain.
Patents and Trademarks
Eaton considers its intellectual property, including without limitation patents, trade names, domain names, trademarks, confidential information, and trade secrets to be of significant value to its business as a whole. The Company's products may be manufactured, marketed and sold using a portfolio of patents, trademarks, licenses, and other forms of intellectual property, some of which expire in the future. Eaton develops and acquires new intellectual property on an ongoing basis and considers all of its intellectual property to be valuable. Based on the broad scope of the Company's product lines, management believes that the loss or expiration of any single intellectual property right would not have a material effect on Eaton's consolidated financial statements or its business segments. The Company's policy is to file applications and obtain patents for the majority of its novel and innovative new products including product modifications and improvements.
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
Human Capital Management
Eaton has approximately 92,000 employees globally. The number of persons employed by our reportable segments and corporate at December 31, 2022 are as follows:

(In thousands)	2022
Electrical Americas	30
Electrical Global	26
Aerospace	13
Vehicle	12
eMobility	2
Corporate	9
Total number of persons employed	92

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
At December 31, 2022, Eaton’s distribution by gender, and United States distribution by minority status, is as follows:

	Total Global	Number of women (Global)	Percentage of women (Global)	U.S. total	Number of minorities (U.S. only)[1]	Percentage of minorities (U.S. only)[1]
Board of directors	11	4	36.4%	9	4	44.4%
Global leadership team	25	5	20.0%	23	13	56.5%
Executives	618	140	22.7%	429	85	19.8%
Managers	8,202	1,998	24.4%	4,270	871	20.4%
All other employees	83,079	29,276	35.2%	22,702	8,248	36.3%
All employees	91,924	31,419	34.2%	27,424	9,217	33.6%
1 Excluding Puerto Rico
At Eaton, one of our aspirational goals is to be a model of inclusion and diversity among our peers. Our plan to achieve this goal encompasses a number of actions, including an examination into our programs, practices, processes, and policies to look for opportunities to strengthen our support of underrepresented individuals, groups and businesses across our operations.
Compensation
A key component of Eaton’s attraction and retention strategy is competitive compensation. Eaton regularly benchmarks its compensation practices with industry peers to maintain a top performing workforce. Eaton’s 2022 total employee costs was $5.5 billion including salaries, wages, equity-based compensation, pension and other benefits. The total compensation of our median employee on October 1, 2021, as reported in our 2022 Proxy Statement filed on March 18, 2022, and as calculated in accordance with Item 402(u) of Regulation S-K, was $56,287.
Safety
Throughout our operations, our goal is to have no safety incidents and we continue to make progress towards that goal. For example, in 2021 we reduced our Total Recordable Case Rate (TRCR) by 7% (0.39) and our Days Away Case Rate (DACR) by 12% (0.15) compared to 2020. Our TRCR of 0.39 approaches our long-term goal of 0.25, which we believe is a world-class safety rate. Our 2022 TRCR will be provided in our annual Sustainability Report to be issued in 2023.
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
Engagement
Fully engaged employees are more productive, innovative, and satisfied in their work. Examples of how we engage our employees include enterprise-wide town halls, hosting informal listening meetings and surveying groups of employees on specific subjects. In addition, we have programs focused on career development of employees at all levels and we are committed to a wide range of strategies designed to improve and sustain employee engagement over the long-term. Our most recent engagement survey of all employees was completed in 2021 and showed a favorable response from 83 percent of employees who completed it. This group reported that they were proud to work at Eaton, felt personal accomplishment from their work, and would recommend Eaton as a place to work. In 2022, we performed a limited employee survey which generally showed similar results as 2021. We plan to perform another survey of all employees in 2023.

Item 1A. Risk Factors.
Among the risks that could materially adversely affect Eaton's businesses, financial condition or results of operations are the following:
Operational Risks
Impacts related to, and recovery from, the COVID-19 pandemic could have an adverse effect on our business and results of operations.
The global outbreak of COVID-19 disrupted economic activity around the world. As a result, we and our employees, suppliers, customers and others were, at times, restricted or prevented from conducting normal business activities, as a result of shutdowns, travel restrictions and other actions that were requested or mandated by governmental authorities. These impacts were partially mitigated for us, given that a substantial portion of our businesses and facilities were classified as essential in jurisdictions in which facility closures were mandated, and most of these disruptions have subsided. None the less, we can give no assurance that there will not be additional closures in the future or that our businesses and facilities will be classified as essential in each of the jurisdictions in which we operate, should future outbreaks and/or additional strains of the virus impact global economic activity. Further, the pandemic has, and could further disrupt our supply chain. The duration of and extent to which the COVID-19 pandemic continues to impact our results of operations and financial condition will depend on future developments that are highly uncertain and cannot be predicted. The impact of COVID-19 may also continue to exacerbate other risks discussed in Item 1A of this Annual Report on Form 10-K, any of which could have a material effect on our results of operations.
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
Eaton uses a variety of raw materials, components and services in its businesses, and significant inflation could increase operating costs that may not be fully recouped in product pricing.
Eaton's major requirements for raw materials are described above in Item 1 “Raw Materials”. Global shortages have continued to affect the prices Eaton's businesses are charged for raw materials, particularly commodities. Further, Eaton has been impacted by logistics and wage inflation. If this trend continues and we are unable to fully recoup these price increases in product pricing, the competitive position of our products and services may be impacted, which could have a material adverse impact on operating results.
Further, some of Eaton's suppliers of component parts have increased their prices in response to increased costs of raw materials that they use to manufacture component parts. Should this trend continue or become more prevalent, the Company may not be able to increase its prices commensurately with its increased costs, adversely affecting operating results.
Significant shortages of raw materials, energy, components, and/or labor, or similar challenges for our customers could continue to adversely impact our results of operations.
Eaton has been impacted by supply chain disruptions. Further, labor shortages persist broadly in select markets. Some of our suppliers have experienced the same conditions and in response, have continued to increase their prices in response to increases in their costs of raw materials, energy and/or labor. While we strive to recoup these increased costs through our pricing, if we are unable to do so without compromising the competitive position of our products and services, our results could continue to be impacted by this trend. Further, should these trends continue or worsen, the impact could have a material adverse impact on our operating results.
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
Eaton may be subject to risks relating to changes in its tax rates, changes in global tax laws and regulations, or exposure to additional income tax liabilities.
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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Eaton's principal executive offices are located at Eaton House, 30 Pembroke Road, Dublin 4, Ireland D04 Y0C2. The Company maintains manufacturing facilities at approximately 216 locations in 36 countries. The Company is a lessee under a number of operating leases for certain real properties and equipment, none of which is material to its operations. Management believes that the existing manufacturing facilities are adequate for its operations and that the facilities are maintained in good condition.
Item 3. Legal Proceedings.
Information regarding the Company's current legal proceedings is presented in Note 10 and Note 11 of the Notes to the Consolidated Financial Statements.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 4A. Information about our Executive Officers
A listing of executive officers, their ages, positions and offices held over the past five years, as of February 1, 2023, is as follows:

Name	Age	Position (Date elected to position)
Craig Arnold	62	Chairman of Eaton Corporation plc (June 1, 2016 - present)
		Chief Executive Officer of Eaton Corporation (June 1, 2016 - present)
		Director of Eaton Corporation plc (September 1, 2015 - present)

Thomas B. Okray	60	Executive Vice President and Chief Financial Officer of Eaton Corporation
		(March 2021 - present)
		Executive Vice President and Chief Financial Officer-Elect of Eaton Corporation
		(January 2021 - March 2021)
		Senior Vice President and Chief Financial Officer of W.W. Grainger, Inc.
		(April 2018 - December 2020)
		Executive Vice President and Chief Financial Officer of Advance Auto Parts, Inc.
		(October 2016 - April 2018)

Heath B. Monesmith	52	President and Chief Operating Officer - Electrical Sector of Eaton Corporation
		(July 5, 2022 - present)
		President and Chief Operating Officer - Industrial Sector of Eaton Corporation
		(July 1, 2019 - July 4, 2022)
		Executive Vice President and General Counsel of Eaton Corporation
		(March 1, 2017 - January 6, 2020)

Paulo Ruiz	48	President and Chief Operating Officer - Industrial Sector of Eaton Corporation
		(July 5, 2022 - present)
		President Energy Solutions and Services of Eaton Corporation
		(August 2, 2021 - July 5, 2022)
		Hydraulics Group President of Eaton Corporation
		(April 1, 2019 - August 2, 2021)
		Chief Executive Officer of Dresser-Rand, a Siemens Business
		(October 9, 2017 - April 1, 2019)

Taras Szmagala	56	Executive Vice President, Chief Legal Officer of Eaton Corporation
		(June 24, 2022 - present)
		Senior Vice President, Public and Community Affairs and Corporate Communications
		(March 20, 2017 - June 24, 2022)
		Senior Vice President, Public and Community Affairs
		(January 1, 2016 - March 19, 2017)

Ernest W. Marshall, Jr.	54	Executive Vice President and Chief Human Resources Officer of Eaton Corporation
		(July 1, 2018 - present)
		Vice President - Human Resources, Aviation Division of General Electric
		(August 1, 2013 - June 30, 2018)

Daniel R. Hopgood	51	Senior Vice President and Controller of Eaton Corporation (April 1, 2021 - present)
		Senior Vice President Global Financial Services and Systems of Eaton Corporation
		(September 2017 - March 30, 2021)

Joao V. Faria	58	President - Vehicle Group of Eaton Corporation (May 1, 2017 - present)

Nandakumar Cheruvatath	61	President - Aerospace Group of Eaton Corporation (September 1, 2015 - present)

Brian S. Brickhouse	59	President - Americas Region, Electrical Sector of Eaton Corporation
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

Part II

Item 5. Market for the Registrant's Ordinary Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company's ordinary shares are listed for trading on the New York Stock Exchange under the symbol ETN. At December 31, 2022, there were 10,034 holders of record of the Company's ordinary shares. Additionally, 14,158 current and former employees were shareholders through participation in the Eaton Savings Plan, the Eaton Personal Investment Plan, and The Eaton Puerto Rico Retirement Savings Plan.
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
Issuer’s Purchases of Equity Securities
During the fourth quarter of 2022, there were no shares repurchased.

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

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures - Pursuant to SEC Rule 13a-15, an evaluation was performed under the supervision and with the participation of Eaton's management, including Craig Arnold - Principal Executive Officer; and Thomas B. Okray - Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, Eaton's management concluded that the Company's disclosure controls and procedures were effective as of December 31, 2022.
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
“Report of Independent Registered Public Accounting Firm” relating to internal control over financial reporting as of December 31, 2022 is included in Item 15 of this Form 10-K.
During the fourth quarter of 2022, there was no change in Eaton's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.
Information required with respect to the directors of the Company is set forth under the caption “Election of Directors” in the Company's definitive Proxy Statement to be filed on or about March 17, 2023, and is incorporated by reference.
The Company has adopted a Code of Ethics, which applies to the directors, officers and employees worldwide. This document is available on the Company's website at http://www.eaton.com.
There were no changes during the fourth quarter 2022 to the procedures by which security holders may recommend nominees to the Company's Board of Directors.
Information related to the Audit Committee, and members of the Committee who are financial experts, is set forth under the caption “Board Committees - Audit Committee” in the definitive Proxy Statement to be filed on or about March 17, 2023, and is incorporated by reference.

Item 11. Executive Compensation.
Information required with respect to executive compensation is set forth under the caption “Compensation Discussion and Analysis” in the Company's definitive Proxy Statement to be filed on or about March 17, 2023, and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required with respect to securities authorized for issuance under equity-based compensation plans is set forth under the caption “Equity Compensation Plans” in the Company's definitive Proxy Statement to be filed on or about March 17, 2023, and is incorporated by reference.
Information required with respect to security ownership of certain beneficial owners, is set forth under the caption “Share Ownership Tables” in the Company's definitive Proxy Statement to be filed on or about March 17, 2023, and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required with respect to certain relationships and related transactions, as well as director independence, is set forth under the caption “Director Independence” in the Company's definitive Proxy Statement to be filed on or about March 17, 2023, and is incorporated by reference.

Item 14. Principal Accounting Fees and Services.
Information required with respect to principal accountant fees and services is set forth under the caption “Audit Committee Report” in the Company's definitive Proxy Statement to be filed on or about March 17, 2023, and is incorporated by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules.
(a)    (1) The reports of the independent registered public accounting firm, consolidated financial statements and notes to consolidated financial statements are included in Item 8 above:
Reports of Ernst & Young LLP Independent Registered Public Accounting Firm (PCAOB ID: 42)
Consolidated Statements of Income - Years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Comprehensive Income - Years ended December 31, 2022, 2021 and 2020
Consolidated Balance Sheets - December 31, 2022 and 2021
Consolidated Statements of Cash Flows - Years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Shareholders' Equity - Years ended December 31, 2022, 2021 and 2020
Notes to Consolidated Financial Statements
(2) All other schedules for which provision is made in Regulation S-X of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.
(b) Exhibits incorporated by reference to or filed in conjunction with this form 10-K are listed below.

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

4.8	Indenture dated as of August 23, 2022, among Eaton Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.9	First Supplemental Indenture dated as of August 23, 2022, among Eaton Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.10	Second Supplemental Indenture dated as of August 23, 2022, among Eaton Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.11	Pursuant to Regulation S-K Item 601(b)(4), Eaton agrees to furnish to the SEC, upon request, a copy of the instruments defining the rights of holders of its long-term debt other than those set forth in Exhibits (4.2 - 4.10) hereto

10	Material contracts

	(a)	Senior Executive Incentive Compensation Plan (effective February 27, 2013) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

	(b)	Deferred Incentive Compensation Plan II - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

	(c)	First Amendment to Deferred Incentive Compensation Plan II - Incorporated by reference to the Form S-8 filed November 30, 2012

	(d)	Excess Benefits Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

	(e)	First Amendment to Excess Benefits Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

	(f)	Incentive Compensation Deferral Plan II - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

	(g)	First Amendment to Incentive Compensation Deferral Plan II - Incorporated by reference to the Form S-8 filed November 30, 2012

	(h)	Limited Eaton Service Supplemental Retirement Income Plan II - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

	(i)	First Amendment to Limited Eaton Service Supplemental Retirement Income Plan II - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

	(j)	Supplemental Benefits Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

	(k)	First Amendment to Supplemental Benefits Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

	(l)	Form of Restricted Share Unit Agreement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2015

	(m)	Form of Restricted Share Award Agreement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2015

	(n)	Form of Restricted Share Agreement (Non-Employee Directors) - Incorporated by reference to the Form 8-K Report filed February 1, 2010

	(o)	Form of Directors' Restricted Share Unit Agreement - Incorporated by reference to the Form 10-K report for the year ended December 31, 2012

	(p)	Form of Stock Option Agreement for Executives - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2015

	(q)	Form of Stock Option Agreement for Non-Employee Directors (2008) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

	(r)	Amended and Restated 2002 Stock Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

	(s)	Amended and Restated 2004 Stock Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

	(t)	Amended and Restated 2008 Stock Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

	(u)	Second Amended and Restated 2009 Stock Plan - Incorporated by reference to Form S-8 filed November 30, 2012

	(v)	Amended and Restated 2012 Stock Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

	(w)	Amendment to Amended and Restated 2012 Stock Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

	(x)	First Amendment to 2005 Non-Employee Director Fee Deferral Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

(y)	2013 Non-Employee Director Fee Deferral Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(z)	2015 Stock Plan - Incorporated by reference to the Form S-8 filed on October 30, 2015

(aa)	Form of Change of Control Agreement entered into with officers of Eaton Corporation - Incorporated by reference to the Form 8-K Report filed on December 17, 2015

(bb)	Form of Indemnification Agreement entered into with directors - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(cc)	Form of Indemnification Agreement II entered into with directors - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(dd)	Amended and Restated Executive Strategic Incentive Plan (amended and restated February 27, 2013) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(ee)	Executive Strategic Incentive Plan II (effective January 1, 2001) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(ff)	Amended and Restated Supplemental Executive Strategic Incentive Plan (amended and restated February 27, 2013) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(gg)	Deferred Incentive Compensation Plan (amended and restated effective November 1, 2007) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2009

(hh)	Excess Benefits Plan (amended and restated effective January 1, 1989) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(ii)	Amendment to Excess Benefits Plan I - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

(jj)	Supplemental Benefits Plan (amended and restated January 1, 1989) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2002

(kk)	Amendment to Supplemental Benefits Plan I - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

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

(oo)	Eaton Savings Plan 2016 Restatement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2015

(pp)	First Amendment to Eaton Savings Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

(qq)	Second Amendment to Eaton Savings Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

(rr)	Seventh Amendment to Eaton Savings Plan 2016 Restatement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2020

(ss)	Eaton Personal Investment Plan 2015 Restatement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2015

(tt)	First Amendment to Eaton Personal Investment Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

(uu)	Second Amendment to Eaton Personal Investment Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

	(vv)	Performance Share Award Agreement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2015

	(ww)	Form of Indemnification Agreement entered into with officers of Eaton Corporation - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2015

	(xx)	Amendment to Limited Eaton Service Supplemental Retirement Income Plan I- Incorporated by reference to the Form 10-K Report for the year ended December 31, 2015

	(yy)	Amendment to Eaton Corporation Excess Benefits Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

	(zz)	Amendment to Eaton Corporation Supplemental Benefits Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

	(aaa)	Second Amendment to Eaton Corporation Excess Benefits Plan II - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

	(bbb)	Second Amendment to Limited Eaton Service Supplemental Retirement Income Plan II - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

	(ccc)	Second Amendment to Eaton Corporation Supplemental Benefits Plan II - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

	(ddd)	2016 RSU Grant Agreement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

	(eee)	2016 Performance Share Grant Agreement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

	(fff)	Special 2016 Performance Share Grant Agreement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

	(ggg)	2020 Stock Plan - Incorporated by reference to the Form S-8 filed on November 3, 2020

(hhh)
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

(iii)
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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020 (iii) Consolidated Balance Sheets at December 31, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020, (v) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2022, 2021 and 2020 and (vi) Notes to Consolidated Financial Statements for the year ended December 31, 2022.
Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON CORPORATION plc
Registrant

Date:	February 23, 2023	By:	/s/ Thomas B. Okray
Thomas B. Okray
(On behalf of the registrant and as Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
Date: February 23, 2023

Signature	Title

/s/ Craig Arnold		/s/ Thomas B. Okray
Craig Arnold	Chairman, Principal Executive Officer; Director	Thomas B. Okray	Principal Financial Officer

/s/ Daniel R. Hopgood		*
Daniel R. Hopgood	Principal Accounting Officer	Olivier Leonetti	Director

*		*
Deborah L. McCoy	Director	Silvio Napoli	Director

*		*
Gregory R. Page	Director	Sandra Pianalto	Director

*		*
Robert V. Pragada	Director	Lori J. Ryerkerk	Director

*		*
Gerald B. Smith	Director	Dorothy C. Thompson	Director

*
Darryl L. Wilson	Director

*By	/s/ Thomas B. Okray
Thomas B. Okray, Attorney-in-Fact for the officers and directors signing in the capacities indicated

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Eaton Corporation plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eaton Corporation plc (“the Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2023 expressed an unqualified opinion thereon.

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

Unrecognized Income Tax Benefits
Description of the Matter

As discussed in Note 11 to the consolidated financial statements, the Company had gross unrecognized income tax benefits of $1,235 million related to its uncertain tax positions at December 31, 2022. Unrecognized income tax benefits are recorded under the two-step recognition and measurement principles when a tax position does not meet the more likely than not standard, or if a tax position meets the more likely than not standard, but the financial statement tax benefit is reduced as part of the measurement step.

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

We also evaluated the Company’s assessment of its uncertain tax positions. Our audit procedures included, among others, evaluating management’s accounting policies and documentation to assess the appropriateness and consistency of the methods and assumptions used to develop its uncertain tax positions and related unrecognized income tax benefit amounts by jurisdiction. We also tested the completeness and accuracy of the underlying data used by the Company. For example, we compared the unrecognized income tax benefits recorded with similar positions in prior periods and assessed management’s consideration of current tax controversy and litigation, including current year developments with respect to the Company's ongoing litigation and examinations with respect to certain open tax years in the United States. We also assessed the historical accuracy of management’s estimates of its unrecognized income tax benefits with the resolution of those positions. In addition, we involved tax subject matter professionals to evaluate the application of relevant tax laws, regulations, case law, and Company-specific controversy developments in the Company’s recognition determination. We have also evaluated the Company’s income tax disclosures in relation to these matters.

Valuation of Customer Relationships and Technology Intangible Assets in the Acquisition of Mission Systems
Description of the Matter

As discussed in Note 2 to the consolidated financial statements, during June 2021, the Company completed the acquisition of Mission Systems for a total purchase price of $2.8 billion, net of cash received. The acquisition was accounted for using the acquisition method of accounting. The consideration paid in the acquisition must be allocated to the acquired assets and liabilities assumed generally based on their fair value with the excess of the purchase price over those fair values allocated to goodwill. The preliminary estimates of the fair value of intangible assets made as of the acquisition date were revised during the measurement period in 2022 as third-party valuations were received and finalized resulting in the recognition of customer relationships and technology intangible assets of $764 million and $612 million, respectively.

Auditing the Company’s accounting for its acquisition of Mission Systems was complex because the customer relationships and technology intangible assets recognized were material to the consolidated financial statements and the estimates of fair value involved subjectivity. The subjectivity was primarily due to the sensitivity of the respective fair values to underlying assumptions about the future performance of the acquired business. The Company used discounted cash flow models to measure the intangible assets. The significant assumptions used to estimate the fair value of the intangible assets included the discount rates and certain assumptions that form the basis of the forecasted results (e.g., revenue growth rates and future EBITDA margins). These significant assumptions are forward looking and could be affected by future economic and market conditions. The fair value of technology intangible assets is also based on the selection of royalty rates used in the valuation model.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over its accounting for the acquisition of Mission Systems, including recognition and measurement of the intangible assets acquired. For example, we tested controls over the recognition and measurement of customer relationships and technology intangible assets, including management’s review of the methods and significant assumptions used to develop the fair value estimates.

To test the estimated fair values of the customer relationships and technology intangible assets, we performed audit procedures that included, among others, evaluating the Company's selection of the valuation methodology, evaluating the methods and significant assumptions used by the Company's valuation specialist, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. For example, when evaluating the assumptions related to the revenue growth rates and future EBITDA margins, we compared the assumptions to the past performance of Mission Systems and expected industry trends and considered whether they were consistent with evidence obtained in other areas of the audit. We also performed sensitivity analyses to evaluate the changes in the fair value of the customer relationships and technology intangible assets that would result from changes in the significant assumptions. We involved our EY valuation specialists to assist with our evaluation of the methodology used by the Company and certain significant assumptions included in the fair value estimates.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1923.

Cleveland, Ohio
February 23, 2023

MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

We have prepared the accompanying consolidated financial statements and related information of Eaton Corporation plc ("Eaton") included herein for the three years ended December 31, 2022. The primary responsibility for the integrity of the financial information included in this annual report rests with management. The financial information included in this annual report has been prepared in accordance with accounting principles generally accepted in the United States based on our best estimates and judgments and giving due consideration to materiality. The opinion of Ernst & Young LLP, Eaton's independent registered public accounting firm, on those consolidated financial statements is included herein.
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

/s/ Craig Arnold	/s/ Thomas B. Okray	/s/ Daniel R. Hopgood
Principal Executive Officer	Principal Financial Officer	Principal Accounting Officer

February 23, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Eaton Corporation plc
Opinion on Internal Control Over Financial Reporting
We have audited Eaton Corporation plc’s (“the Company”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 23, 2023 expressed an unqualified opinion thereon.
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
February 23, 2023

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Eaton Corporation plc ("Eaton") is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act rules 13a-15(f)).
Under the supervision and with the participation of Eaton's management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2022. In conducting this evaluation, we used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework). Based on this evaluation under the framework referred to above, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2022.
The independent registered public accounting firm Ernst & Young LLP has issued an audit report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2022. This report is included herein.

/s/ Craig Arnold	/s/ Thomas B. Okray	/s/ Daniel R. Hopgood
Principal Executive Officer	Principal Financial Officer	Principal Accounting Officer

February 23, 2023

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31
(In millions except for per share data)	2022	2021	2020
Net sales	$20,752	$19,628	$17,858

Cost of products sold	13,865	13,293	12,408
Selling and administrative expense	3,227	3,256	3,075
Research and development expense	665	616	551
Interest expense - net	144	144	149
Gain on sale of businesses	24	617	221
Other expense (income) - net	(36)	40	150
Income before income taxes	2,911	2,896	1,746
Income tax expense	445	750	331
Net income	2,465	2,146	1,415
Less net income for noncontrolling interests	(4)	(2)	(5)
Net income attributable to Eaton ordinary shareholders	$2,462	$2,144	$1,410

Net income per share attributable to Eaton ordinary shareholders
Diluted	$6.14	$5.34	$3.49
Basic	6.17	5.38	3.51

Weighted-average number of ordinary shares outstanding
Diluted	400.8	401.6	404.0
Basic	398.7	398.7	402.2

Cash dividends declared per ordinary share	$3.24	$3.04	$2.92
The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31
(In millions)	2022	2021	2020
Net income	$2,465	$2,146	$1,415
Less net income for noncontrolling interests	(4)	(2)	(5)
Net income attributable to Eaton ordinary shareholders	2,462	2,144	1,410

Other comprehensive income (loss), net of tax
Currency translation and related hedging instruments	(647)	30	201
Pensions and other postretirement benefits	175	495	(73)
Cash flow hedges	159	37	(33)
Other comprehensive income (loss) attributable to Eaton ordinary shareholders	(313)	562	95

Total comprehensive income attributable to Eaton ordinary shareholders	$2,149	$2,706	$1,505
The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED BALANCE SHEETS

	December 31
(In millions)	2022	2021
Assets
Current assets
Cash	$294	$297
Short-term investments	261	271
Accounts receivable - net	4,076	3,297
Inventory	3,430	2,969
Prepaid expenses and other current assets	685	677
Total current assets	8,746	7,511

Property, plant and equipment
Land and buildings	2,129	2,227
Machinery and equipment	5,885	5,591
Gross property, plant and equipment	8,013	7,818
Accumulated depreciation	(4,867)	(4,754)
Net property, plant and equipment	3,146	3,064

Other noncurrent assets
Goodwill	14,796	14,751
Other intangible assets	5,485	5,855
Operating lease assets	570	442
Deferred income taxes	330	392
Other assets	1,940	2,012
Total assets	$35,014	$34,027

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$324	$13
Current portion of long-term debt	10	1,735
Accounts payable	3,072	2,797
Accrued compensation	467	501
Other current liabilities	2,488	2,166
Total current liabilities	6,360	7,212

Noncurrent liabilities
Long-term debt	8,321	6,831
Pension liabilities	649	872
Other postretirement benefits liabilities	177	263
Operating lease liabilities	459	337
Deferred income taxes	530	559
Other noncurrent liabilities	1,444	1,502
Total noncurrent liabilities	11,580	10,364

Shareholders’ equity
Ordinary shares (397.8 million outstanding in 2022 and 398.8 million in 2021)	4	4
Capital in excess of par value	12,512	12,449
Retained earnings	8,468	7,594
Accumulated other comprehensive loss	(3,946)	(3,633)
Shares held in trust	(1)	(1)
Total Eaton shareholders’ equity	17,038	16,413
Noncontrolling interests	38	38
Total equity	17,075	16,451
Total liabilities and equity	$35,014	$34,027
The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31
(In millions)	2022	2021	2020
Operating activities
Net income	$2,465	$2,146	$1,415
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	954	922	811
Deferred income taxes	(128)	(111)	(86)
Pension and other postretirement benefits expense	54	53	210
Contributions to pension plans	(116)	(343)	(122)
Contributions to other postretirement benefits plans	(24)	(20)	(23)
Gain on sale of businesses	(24)	(197)	(91)
Changes in working capital
Accounts receivable - net	(743)	(271)	219
Inventory	(490)	(629)	371
Accounts payable	334	832	76
Accrued compensation	(16)	154	(65)
Accrued income and other taxes	170	(317)	(95)
Other current assets	(179)	(116)	(67)
Other current liabilities	236	38	196
Other - net	40	22	195
Net cash provided by operating activities	2,533	2,163	2,944

Investing activities
Capital expenditures for property, plant and equipment	(598)	(575)	(389)
Cash paid for acquisitions of businesses, net of cash acquired	(610)	(4,500)	(200)
Proceeds from sales of businesses, net of cash sold	31	3,129	1,408
Proceeds from sales of property, plant and equipment	163	44	12
Investments in associate companies	(42)	(124)	(19)
Sales (purchases) of short-term investments - net	(19)	379	(441)
Proceeds from (payments for) settlement of currency exchange contracts not designated as hedges - net	(47)	(27)	94
Other - net	(79)	(90)	(68)
Net cash provided by (used in) investing activities	(1,200)	(1,764)	397

Financing activities
Proceeds from borrowings	1,995	1,798	—
Payments on borrowings	(2,012)	(1,013)	(249)
Short-term debt, net	317	20	(254)
Cash dividends paid	(1,299)	(1,219)	(1,175)
Exercise of employee stock options	28	63	71
Repurchase of shares	(286)	(122)	(1,608)
Employee taxes paid from shares withheld	(60)	(47)	(37)
Other - net	(23)	(15)	(6)
Net cash used in financing activities	(1,340)	(535)	(3,258)

Effect of currency on cash	4	(5)	(15)
Total increase (decrease) in cash	(3)	(141)	68
Cash at the beginning of the period	297	438	370
Cash at the end of the period	$294	$297	$438

The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at January 1, 2020	413.3	$4	$12,200	$8,170	$(4,290)	$(2)	$16,082	$51	$16,133
Net income	—	—	—	1,410	—	—	1,410	5	1,415
Other comprehensive income, net of tax					95		95		95
Cash dividends paid	—	—	—	(1,175)	—	—	(1,175)	(9)	(1,184)
Issuance of shares under equity-based compensation plans	1.9	—	129	(3)	—	—	126	—	126
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(4)	(4)
Repurchase of shares	(17.1)	—	—	(1,608)	—	—	(1,608)	—	(1,608)
Balance at December 31, 2020	398.1	4	12,329	6,794	(4,195)	(2)	14,930	43	14,973
Net income	—	—	—	2,144	—	—	2,144	2	2,146
Other comprehensive income, net of tax					562		562		562
Cash dividends paid	—	—	—	(1,219)	—	—	(1,219)	(1)	(1,220)
Issuance of shares under equity-based compensation plans	1.6	—	120	(3)	—	1	118	—	118
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(6)	(6)
Repurchase of shares	(0.9)	—	—	(122)	—	—	(122)	—	(122)
Balance at December 31, 2021	398.8	4	12,449	7,594	(3,633)	(1)	16,413	38	16,451
Net income	—	—	—	2,462	—	—	2,462	4	2,465
Other comprehensive loss, net of tax					(313)		(313)		(313)
Cash dividends paid	—	—	—	(1,299)	—	—	(1,299)	(2)	(1,301)
Issuance of shares under equity-based compensation plans	1.1	—	65	(2)	—	—	63	—	63
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	(1)	—	—	—	(1)	(2)	(3)
Repurchase of shares	(2.0)	—	—	(286)	—	—	(286)	—	(286)
Balance at December 31, 2022	397.8	$4	$12,512	$8,468	$(3,946)	$(1)	$17,038	$38	$17,075
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
Founded in 1911, 2023 marks Eaton's 100th anniversary of being listed on the New York Stock Exchange. We reported revenues of $20.8 billion in 2022 and serve customers in more than 170 countries.
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
The consolidated financial statements include the accounts of Eaton and all subsidiaries and other entities it controls. Intercompany transactions and balances have been eliminated. The equity method of accounting is used for investments in associate companies where the Company has significant influence and generally a 20% to 50% ownership interest. Equity investments are evaluated for impairment whenever events or circumstances indicate the book value of the investment exceeds fair value. An impairment would exist if there is an other-than-temporary decline in value. Investments in associate companies included in Other assets were $788 million and $777 million as of December 31, 2022 and December 31, 2021, respectively, and income from these investments is reported in Other expense (income) - net. Eaton does not have off-balance sheet arrangements with unconsolidated entities.
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
LIBOR Transition
In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offered Rate (LIBOR), announced it intends to phase out LIBOR. The final publication of rates for certain USD LIBOR tenors is expected to be on June 30, 2023. Various parties, including government agencies, are seeking to identify alternative rates to replace LIBOR. The Company’s new revolving credit facilities discussed in Note 8 do not reference LIBOR and all interest rate swaps that referenced LIBOR have been settled. Based on the Company's evaluation, the impacts of the transition from LIBOR to alternative rates in its contracts will not have a material impact on the consolidated financial statements.
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

The annual goodwill impairment test was performed using a qualitative analysis in 2022 and 2021, except for the eMobility reporting unit which used a quantitative analysis. A qualitative analysis is performed by assessing certain trends and factors, including projected market outlook and growth rates, forecasted and actual sales and operating profit margins, discount rates, industry data, and other relevant qualitative factors. These trends and factors are compared to, and based on, the assumptions used in the most recent quantitative analysis performed for each reporting unit. The results of the qualitative analyses did not indicate a need to perform quantitative analysis.
Quantitative analyses were performed by estimating the fair value of the reporting unit using a discounted cash flow model. The model includes estimates of future cash flows, future growth rates, terminal value amounts, and the applicable weighted-average cost of capital used to discount those estimated cash flows. The future cash flows were based on the Company's long-term operating plan and a terminal value was used to estimate the reporting unit's cash flows beyond the period covered by the operating plan. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market holders of a business enterprise. These analyses require the exercise of judgments, including judgments about appropriate discount rates, perpetual growth rates, revenue growth, and margin assumptions. Sensitivity analyses were performed around certain of these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values.
Based on these analyses performed in 2022 and 2021, the fair value of Eaton's reporting units continue to substantially exceed their respective carrying amounts and thus, no impairment exists.
Indefinite life intangible assets consist of certain trademarks. They are evaluated annually for impairment as of July 1 using either a quantitative or qualitative analysis to determine whether their fair values exceed their respective carrying amounts. Indefinite life intangible asset impairment testing for 2022 and 2021 was performed using a quantitative analysis. The Company determines the fair value of these assets using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows, and profitability. Additionally, indefinite life intangible assets are evaluated for impairment whenever an event occurs or circumstances change that would indicate that it is more likely than not that the asset is impaired. For 2022 and 2021, the fair value of indefinite lived intangible assets exceeded the respective carrying value.
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
Net actuarial gains or losses are amortized to expense on a plan-by-plan basis when they exceed the accounting corridor. The Company’s corridors are set at either 8% or 10%, depending on the plan, of the greater of the plan assets or benefit obligations. Gains or losses outside of the corridor are subject to amortization over an average employee future service period that differs by plan. If most or all of the plan’s participants are no longer actively accruing benefits, the average life expectancy is used. The amortization periods on a weighted average basis for United States and Non-United States pension plans are approximately 22 years and 10 years, respectively. The amortization period for other postretirement benefits plans is 8 years.
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

Acquisition of Green Motion SA
On March 22, 2021, Eaton acquired Green Motion SA, a leading designer and manufacturer of electric vehicle charging hardware and related software based in Switzerland. Green Motion SA was acquired for $106 million, including $49 million of cash paid at closing and an initial estimate of $57 million for the fair value of contingent future consideration based on 2023 and 2024 revenue performance. The fair value of contingent consideration liabilities is estimated by discounting contingent payments expected to be made, and may increase or decrease based on changes in revenue estimates and discount rates, with a maximum possible undiscounted value of $111 million. As of December 31, 2022, the fair value of the contingent future payments has been reduced to $44 million based primarily on anticipated reductions in projected 2023 revenue compared to the initial estimates at closing. This reduction is presented in Other expense (income) - net on the Consolidated Statements of Income.
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
Acquisition of Mission Systems
On June 1, 2021, Eaton acquired Mission Systems for $2.8 billion, net of cash received. Mission Systems is a leading manufacturer of air-to-air refueling systems, environmental systems, and actuation primarily for defense markets. Mission Systems is reported within the Aerospace business segment.
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
Eaton's 2021 Consolidated Financial Statements include Mission Systems’ results of operations, including segment operating profit of $128 million on sales of $450 million, from the date of acquisition through December 31, 2021.

Acquisition of a 50% stake in Jiangsu YiNeng Electric's busway business
On June 25, 2021, Eaton acquired a 50 percent stake in Jiangsu YiNeng Electric's busway business, which manufactures and markets busway products in China. Eaton accounts for this investment on the equity method of accounting and is reported within the Electrical Global business segment.
Sale of Hydraulics business
On August 2, 2021, Eaton completed the sale of the Hydraulics business to Danfoss A/S. As a result of the sale, the Company received $3.1 billion, net of cash sold, and recognized a pre-tax gain of $617 million in 2021. According to the terms of the sale agreement, the Company finalized negotiations of post-closing adjustments with Danfoss A/S during the first quarter of 2022. As a result of these negotiations, the Company recognized an additional pre-tax gain of $24 million and received cash of $22 million from Danfoss A/S to fully settle all post-closing adjustments. The business had sales of $1.3 billion in 2021 through the date of the sale.
Acquisition of Royal Power Solutions
On January 5, 2022, Eaton acquired Royal Power Solutions for $610 million, net of cash received. Royal Power Solutions is a U.S. based manufacturer of high-precision electrical connectivity components used in electric vehicle, energy management, industrial and mobility markets. Royal Power Solutions is reported within the eMobility business segment.
The acquisition of Royal Power Solutions has been accounted for using the acquisition method of accounting which requires the assets acquired and liabilities assumed be recognized at their respective fair values on the acquisition date. During the measurement period which ended in December 2022, opening balance sheet adjustments were made to finalize Eaton's fair value estimates based on the final valuations received, which are summarized in the table below. The measurement period adjustments did not have a material impact to the Consolidated Statements of Income.

(In millions)	Preliminary Allocation	Measurement Period Adjustments	Final Allocation
Accounts receivable	$36	$(1)	$35
Inventory	43	3	46
Prepaid expenses and other current assets	1	—	1
Property, plant and equipment	25	6	31
Other intangible assets	306	35	341
Other assets	21	(13)	8
Accounts payable	(24)	(1)	(25)
Other current liabilities	(10)	(4)	(14)
Other noncurrent liabilities	(70)	2	(68)
Total identifiable net assets	328	27	355
Goodwill	284	(29)	255
Total consideration, net of cash received	$612	$(2)	$610
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the anticipated synergies of acquiring Royal Power Solutions. Goodwill recognized as a result of the acquisition is not deductible for tax purposes. The estimated fair values of the customer relationships, technology, trademarks, and other intangible assets of $230 million, $90 million, $16 million, and $5 million, respectively, were determined using either the relief-from-royalty model, the multi-period excess earnings model, or the lost income model, which are discounted cash flow models that rely on the Company's estimates. These estimates require judgment of future revenue growth rates, future margins, and the applicable weighted-average cost of capital used to discount those estimated cash flows. The estimated fair value of technology and trademark intangibles are also based on the selection of royalty rates used in the valuation model. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market holders of a business enterprise. The estimated useful lives for customer relationships, technology, trademarks, and other intangible assets were 17 years, 16 years, 15 years, and 2 years, respectively. See Note 6 for additional information about goodwill and other intangible assets.
Eaton's 2022 Consolidated Financial Statements include Royal Power Solutions' results of operations, including segment operating profit of $21 million on sales of $158 million, from the date of acquisition through December 31, 2022.

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
Eaton records reductions to sales for returns, and customer and distributor incentives, primarily comprised of rebates, at the time of the initial sale. Rebates are estimated based on sales terms, historical experience, trend analysis, and projected market conditions in the various markets served. The rebate programs offered vary across businesses due to the numerous markets Eaton serves, but the most common incentives relate to amounts paid or credited to customers for achieving defined volume levels. Accrued rebates of $400 million and $327 million as of December 31, 2022 and 2021, respectively, are generally paid annually and were included in Other current liabilities. Returns are estimated at the time of the sale primarily based on historical experience and are recorded gross on the Consolidated Balance Sheet.
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

The following table provides disaggregated sales by lines of businesses, geographic destination, market channel or end market, as applicable, for the Company's operating segments:

(In millions)	2022	2021	2020
Electrical Americas
Products	$2,732	$2,255	$2,255
Systems	5,765	4,987	4,425
Total	$8,497	$7,242	$6,680

Electrical Global
Products	$3,424	$3,283	$2,608
Systems	2,424	2,233	2,095
Total	$5,848	$5,516	$4,703

Hydraulics
United States	$—	$534	$796
Rest of World	—	766	1,046
Total	$—	$1,300	$1,842

Aerospace
Original Equipment Manufacturers	$1,209	$1,018	$986
Aftermarket	977	823	685
Industrial and Other	854	807	552
Total	$3,039	$2,648	$2,223

Vehicle
Commercial	$1,736	$1,438	$1,060
Passenger and Light Duty	1,094	1,141	1,058
Total	$2,830	$2,579	$2,118

eMobility	$538	$343	$292

Total net sales	$20,752	$19,628	$17,858
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (revenue recognized exceeds amount billed to the customer), and deferred revenue (advance payments and billings in excess of revenue recognized). Accounts receivables from customers were $3,581 million and $2,896 million at December 31, 2022 and December 31, 2021, respectively. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. These assets and liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Unbilled receivables were $233 million and $187 million at December 31, 2022 and December 31, 2021, respectively, and are recorded in Prepaid expenses and other current assets. The increase in unbilled receivables reflects higher revenue recognized from increased business activity in 2022.

Changes in the deferred revenue liabilities are as follows:

(In millions)	Deferred revenue
Balance at January 1, 2021	$257
Customer deposits and billings	1,267
Revenue recognized in the period	(1,192)
Deferred revenue from business acquisitions	99
Translation and other	(9)
Balance at December 31, 2021	$422
Customer deposits and billings	1,656
Revenue recognized in the period	(1,541)
Translation and other	(29)
Balance at December 31, 2022	$508
Deferred revenue liabilities of $489 million and $395 million as of December 31, 2022 and 2021, respectively, were included in Other current liabilities with the remaining balance presented in Other noncurrent liabilities.
A significant portion of open orders placed with Eaton are by original equipment manufacturers or distributors. These open orders are not considered firm as they have been historically subject to releases by customers. In measuring backlog of unsatisfied or partially satisfied obligations, only the amount of orders to which customers are firmly committed are included. Using this criterion, total backlog at December 31, 2022 was approximately $11.4 billion. At December 31, 2022, approximately 82% of this backlog is targeted for delivery to customers in the next twelve months and the rest thereafter.

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
Accounts receivable are net of an allowance for credit losses of $31 million and $42 million at December 31, 2022 and 2021. The change in the allowance for credit losses includes expense and net write-offs, none of which are significant.
Note 5.    INVENTORY
Inventory is carried at lower of cost or net realizable value using the first-in, first-out (FIFO) method. Cost components include raw materials, purchased components, direct labor, indirect labor, utilities, depreciation, inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, and costs of the distribution network.
The components of inventory are as follows:

	December 31
(In millions)	2022	2021
Raw materials	$1,275	$1,096
Work-in-process	781	620
Finished goods	1,375	1,253
Total inventory	$3,430	$2,969

Note 6.    GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill by segment are as follows:

(In millions)	January 1, 2021	Additions	Translation	December 31, 2021	Additions	Translation	December 31, 2022
Electrical Americas	$6,456	$971	$(10)	$7,417	$5	$(19)	$7,402
Electrical Global	4,295	85	(197)	4,183	2	(255)	3,929
Aerospace	1,777	1,091	(87)	2,781	184	(122)	2,844
Vehicle	293	—	(3)	290	—	(2)	287
eMobility	82	—	(2)	80	255	(1)	334
Total	$12,903	$2,147	$(299)	$14,751	$445	$(400)	$14,796
The 2022 additions to goodwill relate primarily to the anticipated synergies of acquiring Royal Power Solutions and Mission Systems. The 2021 additions to goodwill relate to the anticipated synergies of acquiring Mission Systems, Tripp Lite, and Green Motion SA.
A summary of other intangible assets is as follows:

	December 31
	2022		2021
(In millions)	Historical cost	Accumulated amortization	Historical cost	Accumulated amortization
Intangible assets not subject to amortization
Trademarks	$1,201		$1,374

Intangible assets subject to amortization
Customer relationships	$4,677	$2,156	$4,752	$1,974
Patents and technology	1,987	830	1,879	712
Trademarks	1,113	570	951	518
Other	175	111	165	62
Total intangible assets subject to amortization	$7,952	$3,667	$7,747	$3,266
Amortization expense related to intangible assets subject to amortization in 2022, and estimated amortization expense for each of the next five years, is as follows:

(In millions)
2022	$483
2023	430
2024	403
2025	398
2026	382
2027	373

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
The components of lease expense are as follows:

(In millions)	2022	2021	2020
Operating lease cost	$179	$164	$184
Finance lease cost:
Amortization of lease assets	11	12	6
Interest on lease liabilities	1	2	1
Short-term lease cost	17	15	18
Variable lease cost	27	16	3
Sublease income	(1)	(2)	(2)
Total lease cost	$234	$207	$210
During 2022, Eaton entered into sale leaseback transactions primarily for certain office and distribution facilities and recorded gains of $81 million in Other expense (income) - net. The terms of the new operating leases ranged from 15 to 20 years. There were no sale leaseback transactions for the year ended December 31, 2021 and gains recorded on sale leaseback transactions were $9 million for the year ended December 31, 2020.
Supplemental cash flow information related to leases is as follows:

(In millions)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$(159)	$(158)	$(144)
Operating cash outflows - interest payments on finance leases	(2)	(2)	(1)
Financing cash outflows - payments on finance lease obligations	(11)	(11)	(8)

Lease assets obtained in exchange for new lease obligations, including leases acquired:
Operating leases	$245	$145	$144
Finance leases	10	14	16

Supplemental balance sheet information related to leases is as follows:

	December 31
(In millions)	2022	2021
Operating Leases
Operating lease assets	$570	$442

Other current liabilities	127	120
Operating lease liabilities	459	337
Total operating lease liabilities	$586	$457

Finance Leases
Land and buildings	$6	$6
Machinery and equipment	40	47
Accumulated depreciation	(20)	(19)
Net property, plant and equipment	$26	$34

Current portion of long-term debt	$10	$15
Long-term debt	18	23
Total finance lease liabilities	$28	$38

	December 31
	2022	2021
Weighted-average remaining lease term
Operating leases	7.6 years	5.4 years
Finance leases	4.9 years	5.3 years

Weighted-average discount rate
Operating leases	3.3%	2.6%
Finance leases	3.0%	3.3%

Maturities of lease liabilities at December 31, 2022 are as follows:

(In millions)	Operating Leases	Finance Leases
2023	$145	$10
2024	118	7
2025	86	4
2026	69	3
2027	54	2
Thereafter	209	4
Total lease payments	681	30
Less imputed interest	95	2
Total present value of lease liabilities	$586	$28

Note 8.    DEBT
A summary of long-term debt, including the current portion, is as follows:

	December 31
(In millions)	2022	2021
8.10% debentures due 2022 ($100 converted to floating rate by interest rate swap)	$—	$100
2.75% senior notes due 2022 ($1,400 converted to floating rate by interest rate swap)	—	1,600
3.68% notes due 2023 ($200 converted to floating rate by interest rate swap)	—	300
0.75% Euro notes due 2024	587	624
6.50% debentures due 2025	145	145
0.70% Euro notes due 2025	534	567
0.128% Euro notes due 2026	960	1,021
3.10% senior notes due 2027	700	700
7.65% debentures due 2029 ($50 converted to floating rate by interest rate swap)	200	200
0.577% Euro notes due 2030	640	681
4.00% senior notes due 2032	700	700
4.15% sustainability-linked senior notes due 2033	1,300	—
5.45% debentures due 2034 ($25 converted to floating rate by interest rate swap)	137	136
5.80% notes due 2037	240	240
4.15% senior notes due 2042	1,000	1,000
3.92% senior notes due 2047	300	300
4.70% senior notes due 2052	700	—
5.25% to 7.875% notes (maturities ranging from 2024 to 2035, including $25 converted to floating rate by interest rate swap)	165	165
Other	23	87
Total long-term debt	8,331	8,566
Less current portion of long-term debt	(10)	(1,735)
Long-term debt less current portion	$8,321	$6,831
Substantially all these long-term debt instruments are fully and unconditionally guaranteed on an unsubordinated, unsecured basis by Eaton and certain of its direct and indirect subsidiaries (the Senior Notes). Further, as of December 31, 2022, all of these long-term debt instruments, except the 0.75% Euro notes due 2024, the 0.70% Euro notes due 2025, the 0.128% Euro notes due 2026, and the 0.577% Euro notes due 2030, are registered by Eaton Corporation under the Securities Act of 1933, as amended (the Registered Senior Notes).
On August 23, 2022, Eaton Corporation issued sustainability-linked senior notes (2022 Sustainability-Linked Notes) and senior notes (2022 Senior Notes, and collectively referred to as the 2022 Notes). The 2022 Sustainability-Linked Notes have a face amount of $1.3 billion, mature in 2033, and pay interest semi-annually at an initial interest rate of 4.15% per annum. Beginning in September 2028, the interest rate payable on the 2022 Sustainability-Linked Notes will be increased by an additional 25 basis points per annum if the Scope 1 and Scope 2 greenhouse gas emissions sustainability performance target is not met. The 2022 Senior Notes have a face amount of $700 million, mature in 2052, and pay interest semi-annually at 4.70% per annum. The issuer received proceeds totaling $1.98 billion from the issuance of the 2022 Notes, net of financing costs and discounts. The 2022 Notes are fully and unconditionally guaranteed on an unsubordinated, unsecured basis by Eaton and certain of its direct and indirect subsidiaries. The 2022 Notes contain customary optional redemption and par call provisions. They also contain a change of control provision which requires the issuer to make an offer to purchase all or any part of the notes at a purchase price of 101% of the principal amount plus accrued and unpaid interest. The capitalized deferred financing fees are amortized in Interest expense - net over the respective terms of the 2022 Notes. The 2022 Notes are subject to customary non-financial covenants.

On October 3, 2022, the Company replaced its existing $2,000 million five-year revolving credit facility with a new $2,500 million five-year revolving credit facility that will expire on October 1, 2027. On the same date, the Company replaced its existing $500 million 364-day revolving credit facility with a new $500 million 364-day revolving credit facility that will expire on October 2, 2023. The revolving credit facilities totaling $3,000 million are used to support commercial paper borrowings and are fully and unconditionally guaranteed by Eaton and certain of its direct and indirect subsidiaries on an unsubordinated, unsecured basis. In October 2022, the Company also upsized its commercial paper program to $3,000 million. There were no borrowings outstanding under Eaton’s revolving credit facilities at December 31, 2022. The Company had access to the commercial paper markets through its $3,000 million commercial paper program, of which $300 million was outstanding on December 31, 2022.
In addition to the revolving credit facilities, the Company also had available lines of credit of $919 million from various banks primarily for the issuance of letters of credit, of which there was $414 million outstanding at December 31, 2022. Borrowings outside the United States are generally denominated in local currencies.
Short-term debt of $324 million at December 31, 2022 included $300 million of short-term commercial paper in the United States, which had a weighted average interest rate of 4.67%, and $24 million of short-term debt outside the United States.
Eaton is in compliance with each of its debt covenants for all periods presented.
Maturities of long-term debt for each of the next five years are as follows:

(In millions)
2023	$10
2024	659
2025	682
2026	1,035
2027	702
Interest paid on debt is as follows:

(In millions)
2022	$250
2021	207
2020	216

Note 9.    RETIREMENT BENEFITS PLANS
Eaton has defined benefits pension plans and other postretirement benefits plans.
Obligations and Funded Status

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
(In millions)	2022	2021	2022	2021	2022	2021
Funded status
Fair value of plan assets	$2,635	$3,672	$1,486	$2,247	$16	$19
Benefit obligations	(2,807)	(3,760)	(1,813)	(2,837)	(209)	(304)
Funded status	$(172)	$(88)	$(327)	$(590)	$(194)	$(285)

Amounts recognized in the Consolidated Balance Sheets
Other assets	$—	$59	$199	$179	$—	$—
Other current liabilities	(19)	(16)	(30)	(28)	(17)	(22)
Pension liabilities and Other postretirement benefits liabilities	(153)	(131)	(496)	(741)	(177)	(263)
Total	$(172)	$(88)	$(327)	$(590)	$(194)	$(285)

Amounts recognized in Accumulated other comprehensive loss (pre-tax)
Net actuarial (gain) loss	$807	$708	$491	$745	$(119)	$(55)
Prior service cost (credit)	5	5	14	18	(2)	—
Total	$811	$713	$505	$763	$(120)	$(55)
Change in Benefit Obligations

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
(In millions)	2022	2021	2022	2021	2022	2021
Balance at January 1	$3,760	$4,121	$2,837	$3,036	$304	$375
Service cost	27	37	59	72	1	1
Interest cost	117	70	47	40	7	6
Actuarial (gain) loss	(713)	(82)	(817)	(143)	(73)	(59)
Gross benefits paid	(386)	(435)	(99)	(107)	(38)	(36)
Currency translation	—	—	(218)	(79)	(3)	—
Plan amendments	1	1	1	—	(2)	—
Acquisitions and divestitures	—	48	—	14	—	2
Other	—	—	3	4	13	15
Balance at December 31	$2,807	$3,760	$1,813	$2,837	$209	$304

Accumulated benefit obligation	$2,784	$3,707	$1,737	$2,709
During 2020, the Company announced it was freezing its United States pension plans for its non-union employees. The freeze was effective January 1, 2021 for non-union U.S. employees whose retirement benefit was determined under a cash balance formula and is effective January 1, 2026 for non-union U.S. employees whose retirement benefit is determined under a final average pay formula.

Actuarial gains related to changes in the United States and Non-United States benefit obligations in 2022 of $713 million and $817 million, respectively, were primarily due to increases in the discount rates used to measure the obligations. Actuarial gains related to changes in the United States and Non-United States benefit obligations in 2021 of $82 million and $143 million, respectively, were primarily due to increases in the discount rates used to measure the obligations.
Change in Plan Assets

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
(In millions)	2022	2021	2022	2021	2022	2021
Balance at January 1	$3,672	$3,463	$2,247	$2,137	$19	$20
Actual return on plan assets	(682)	380	(554)	127	(2)	—
Employer contributions	30	237	85	106	24	20
Gross benefits paid	(386)	(435)	(99)	(107)	(38)	(36)
Currency translation	—	—	(197)	(23)	—	—
Acquisitions and divestitures	—	27	—	4	—	—
Other	—	—	3	3	13	15
Balance at December 31	$2,635	$3,672	$1,486	$2,247	$16	$19
The components of pension plans with an accumulated benefit obligation in excess of plan assets at December 31 are as follows:

	United States pension liabilities		Non-United States pension liabilities
(In millions)	2022	2021	2022	2021
Accumulated benefit obligation	$2,784	$131	$654	$894
Fair value of plan assets	2,635	—	173	207
The components of pension plans with a projected benefit obligation in excess of plan assets at December 31 are as follows:

	United States pension liabilities		Non-United States pension liabilities
(In millions)	2022	2021	2022	2021
Projected benefit obligation	$2,807	$147	$722	$1,290
Fair value of plan assets	2,635	—	195	521
Other postretirement benefit plans with accumulated postretirement benefit obligations in excess of plan assets have been disclosed in the Obligations and Funded Status table.

Changes in pension and other postretirement benefit liabilities recognized in Accumulated other comprehensive loss are as follows:

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
(In millions)	2022	2021	2022	2021	2022	2021
Balance at January 1	$713	$1,051	$763	$1,026	$(55)	$(2)
Prior service cost arising during the year	1	1	1	—	(2)	—
Net loss (gain) arising during the year	173	(238)	(149)	(151)	(69)	(59)
Currency translation	—	—	(64)	(24)	(1)	—
Other	—	—	—	—	—	—
Less amounts included in expense during the year	(76)	(101)	(47)	(88)	7	6
Net change for the year	98	(338)	(259)	(263)	(65)	(53)
Balance at December 31	$811	$713	$505	$763	$(120)	$(55)
Benefits Expense

	United States pension benefit expense (income)			Non-United States pension benefit expense (income)			Other postretirement benefits expense (income)
(In millions)	2022	2021	2020	2022	2021	2020	2022	2021	2020
Service cost	$27	$37	$97	$59	$72	$73	$1	$1	$2
Interest cost	117	70	103	47	40	45	7	6	9
Expected return on plan assets	(204)	(223)	(231)	(115)	(120)	(109)	(1)	—	—
Amortization	15	36	102	45	71	60	(7)	(5)	(13)
	(46)	(80)	71	37	63	69	—	2	(2)
Settlements, curtailments and special termination benefits	61	65	62	2	17	10	—	(1)	—
Total expense (income)	$15	$(15)	$133	$39	$80	$79	$—	$1	$(2)
Total retirement benefits expense for 2021 of $66 million included $13 million of settlement and curtailment expense related to the sale of the Hydraulics business discussed in Note 2.
The components of retirement benefits expense (income) other than service costs are included in Other expense (income) - net.
Retirement Benefits Plans Assumptions
In 2022, for purposes of determining liabilities related to the majority of its plans in the United States, the Company used the Pri-2012 mortality tables as well as mortality tables that are based on the Company's own experience and generational improvement scales that are based on MP-2021. In 2020 and 2021, the Company used mortality tables that are based on the Company's own experience and generational improvement scales that are based on MP-2020 and MP-2021, respectively.
To estimate the service and interest cost components of net periodic benefit cost for the vast majority of its defined benefits pension and other postretirement benefits plans, the Company used a spot rate approach by applying the specific spot rates along the yield curve used to measure the benefit obligation at the beginning of the period to the relevant projected cash flows.

Pension Plans

	United States pension plans			Non-United States pension plans
	2022	2021	2020	2022	2021	2020
Assumptions used to determine benefit obligation at year-end
Discount rate	5.47%	2.81%	2.48%	4.83%	2.01%	1.59%
Rate of compensation increase	3.33%	3.12%	3.12%	3.12%	3.01%	3.02%
Interest rate used to credit cash balance plans	3.67%	1.99%	2.02%	2.32%	0.56%	0.53%

Assumptions used to determine expense
Discount rate used to determine benefit obligation	4.30%	2.61%	3.22%	2.01%	1.63%	2.02%
Discount rate used to determine service cost	4.41%	2.92%	3.34%	2.98%	2.52%	2.78%
Discount rate used to determine interest cost	3.94%	1.83%	2.75%	1.84%	1.36%	1.82%
Expected long-term return on plan assets	6.50%	6.75%	7.25%	5.70%	5.62%	5.84%
Rate of compensation increase	3.12%	3.12%	3.14%	3.01%	3.02%	3.05%
Interest rate used to credit cash balance plans	2.62%	2.14%	2.59%	0.56%	0.52%	0.54%
The expected long-term rate of return on pension assets was determined for each country and reflects long-term historical data taking into account each plan's target asset allocation. The expected long-term rates of return on pension assets for United States pension plans and Non-United States pension plans for 2023 are 6.50% and 6.32%, respectively. The discount rates were determined using appropriate bond data for each country.
Other Postretirement Benefits Plans
Substantially all of the obligation for other postretirement benefits plans relates to United States plans. Assumptions used to determine other postretirement benefits obligations and expense are as follows:

	Other postretirement benefits plans
	2022	2021	2020
Assumptions used to determine benefit obligation at year-end
Discount rate	5.46%	2.79%	2.37%
Health care cost trend rate assumed for next year	7.10%	7.45%	7.05%
Ultimate health care cost trend rate	4.75%	4.75%	4.75%
Year ultimate health care cost trend rate is achieved	2031	2031	2030

Assumptions used to determine expense
Discount rate used to determine benefit obligation	2.79%	2.44%	3.13%
Discount rate used to determine service cost	3.03%	2.76%	3.25%
Discount rate used to determine interest cost	2.24%	1.70%	2.67%
Initial health care cost trend rate	7.45%	7.38%	6.95%
Ultimate health care cost trend rate	4.75%	4.75%	4.75%
Year ultimate health care cost trend rate is achieved	2031	2030	2029

Employer Contributions to Retirement Benefits Plans
Contributions to pension plans that Eaton expects to make in 2023, and made in 2022, 2021 and 2020, are as follows:

(In millions)	Expected in 2023	2022	2021	2020
United States plans	$23	$30	$237	$18
Non-United States plans	86	85	106	104
Total contributions	$108	$116	$343	$122

The following table provides the estimated pension and other postretirement benefit payments for each of the next five years, and the five years thereafter in the aggregate. For other postretirement benefits liabilities, the expected subsidy receipts related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 would reduce the gross payments listed below.

	Estimated United States pension payments	Estimated non-United States pension payments	Estimated other postretirement benefit payments
(In millions)			Gross	Medicare prescription drug subsidy
2023	$281	$101	$20	$—
2024	267	101	18	—
2025	261	101	17	—
2026	253	107	16	—
2027	242	110	19	—
2028 - 2032	1,100	595	84	(1)
Pension Plan Assets
Investment policies and strategies are developed on a country and plan specific basis. The United States plan, representing 64% of worldwide pension assets, and the United Kingdom plans representing 25% of worldwide pension assets, are invested primarily in debt securities largely for liability hedging, as the majority of the assets are in plans that are well-funded. In general, the plans are primarily allocated to diversified high-quality publicly traded debt, primarily through separately managed accounts and commingled funds in the form of common collective and other trusts. The United States plan's target allocation is 19% United States equities, 13% non-United States equities, 3% public real estate (primarily equity of real estate investment trusts), 54% debt securities and 11% other, including private equity, private debt and cash equivalents. The United Kingdom plans' target asset allocations are 32% equities and the remainder in debt securities, cash equivalents and real estate investments. The equity risk for the plans is managed through broad diversification across industries, geographies, and levels of market capitalization. The majority of debt allocations for these plans are longer duration government and corporate debt. The United States, United Kingdom and Canada pension plans are authorized to use derivatives, including the use of futures, swaps and options, to achieve more economically desired market exposures.
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

Pension Plans
A summary of the fair value of pension plan assets at December 31, 2022 and 2021, is as follows:

(In millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)[1]
2022
Common collective trusts
Non-United States equity and global equities	$173	$—	$173	$—
United States equity	54	—	54	—
Fixed income	620	—	620	—
Fixed income securities	744	—	744	—
United States treasuries	660	660	—	—
Real estate	295	76	20	199
Cash equivalents	77	21	56	—
Exchange traded funds	77	77	—	—
Other	387	—	27	360
Common collective and other trusts measured at net asset value	1,100
Money market funds measured at net asset value	3
Pending purchases and sales of plan assets, and interest receivable	(69)
Total pension plan assets	$4,121	$834	$1,694	$559
1 These pension plan assets include private equity, private credit and private real estate funds that generally have redemption notice periods of six months or longer and are often not eligible for redemption until the underlying assets are liquidated or distributed. The Company has unfunded commitments to these funds of approximately $180 million at December 31, 2022, which will be satisfied by a reallocation of pension plan assets.

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
1 These pension plan assets include private equity, private credit and private real estate funds that generally have redemption notice periods of six months or longer, and are often not eligible for redemption until the underlying assets are liquidated or distributed. The Company has unfunded commitments to these funds of approximately $192 million at December 31, 2021, which will be satisfied by a reallocation of pension plan assets.

The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed during 2021 and 2022 due to the following:

(In millions)	Real estate	Other	Total
Balance at January 1, 2021	$184	$174	$358
Actual return on plan assets:
Gains (losses) relating to assets still held at year-end	28	61	89
Purchases, sales, settlements - net	4	79	83
Transfers into or out of Level 3	—	5	5
Balance at December 31, 2021	216	319	535
Actual return on plan assets:
Gains (losses) relating to assets still held at year-end	1	(3)	(2)
Purchases, sales, settlements - net	(18)	44	26
Transfers into or out of Level 3	—	—	—
Balance at December 31, 2022	$199	$360	$559

Other Postretirement Benefits Plans
A summary of the fair value of other postretirement benefits plan assets at December 31, 2022 and 2021, is as follows:

(In millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
2022
Cash equivalents	$3	$3	$—	$—
Common collective and other trusts measured at net asset value	13
Total other postretirement benefits plan assets	$16	$3	$—	$—

(In millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
2021
Cash equivalents	$3	$3	$—	$—
Common collective and other trusts measured at net asset value	16
Total other postretirement benefits plan assets	$19	$3	$—	$—
Valuation Methodologies
Following is a description of the valuation methodologies used for pension and other postretirement benefits plan assets measured at fair value. There have been no changes in the methodologies used at December 31, 2022 and 2021.
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
Defined Contribution Plans
The Company has various defined contribution benefit plans, primarily consisting of the plans in the United States. The total contributions related to these plans are charged to expense and are as follows:

(In millions)
2022	$182
2021	171
2020	111

Note 10.    COMMITMENTS AND CONTINGENCIES
Legal Contingencies
Eaton is subject to a broad range of claims, administrative and legal proceedings such as lawsuits that relate to contractual allegations and indemnity claims, tax audits, patent infringement, personal injuries, antitrust matters, and employment-related matters. Eaton is also subject to legal claims from historic products which may have contained asbestos. Insurance may cover some of the costs associated with these claims and proceedings. Although it is not possible to predict with certainty the outcome or cost of these matters, the Company believes they will not have a material adverse effect on the consolidated financial statements.
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
Eaton is involved in remedial response and voluntary environmental remediation at a number of sites, including certain of its currently-owned or formerly-owned plants. The Company has also been named a potentially responsible party under the United States federal Superfund law, or the state equivalents thereof, at a number of disposal sites. The Company became involved in these sites as a result of government action or in connection with business acquisitions. At the end of 2022, the Company was involved with a total of 111 sites worldwide, including the Superfund sites mentioned above, with none of these sites being individually significant to the Company.
Remediation activities, generally involving soil and/or groundwater contamination, include pre-cleanup activities such as fact finding and investigation, risk assessment, feasibility study, design and action planning, performance (where actions may range from monitoring, to removal of contaminants, to installation of longer-term remediation systems), and operation and maintenance of a remediation system. The extent of expected remediation activities and costs varies by site. A number of factors affect the cost of environmental remediation, including the number of parties involved at a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing advancement of remediation technology. Taking these factors into account, Eaton has estimated the costs of remediation, which will be paid over a period of years. The Company accrues an amount on an undiscounted basis, consistent with the estimates of these costs, when it is probable that a liability has been incurred. Actual results may differ from these estimates. At December 31, 2022 and 2021, the Company had an accrual totaling $73 million and $99 million, respectively, for these costs.
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

(In millions)	2022	2021	2020
Balance at January 1	$125	$151	$187
Provision	83	65	100
Settled	(81)	(112)	(130)
Warranty accruals from business acquisitions and other	(2)	21	2
Warranty accruals reclassified to held for sale	—	—	(8)
Balance at December 31	$125	$125	$151

Note 11.    INCOME TAXES
Eaton Corporation plc is domiciled in Ireland. Income (loss) before income taxes and income tax expense (benefit) are summarized below based on the geographic location of the operation to which such earnings and income taxes are attributable.

	Income (loss) before income taxes
(In millions)	2022	2021	2020
Ireland	$198	$153	$(132)
Foreign	2,713	2,743	1,878
Total income before income taxes	$2,911	$2,896	$1,746

	Income tax expense (benefit)
(In millions)	2022	2021	2020
Current
Ireland	$3	$50	$15
Foreign	570	730	441
Total current income tax expense	573	780	456

Deferred
Ireland	13	(2)	—
Foreign	(141)	(28)	(125)
Total deferred income tax expense (benefit)	(128)	(30)	(125)
Total income tax expense	$445	$750	$331
Reconciliations of income taxes from the Ireland national statutory rate of 25% to the consolidated effective income tax rate are as follows:

	2022	2021	2020
Income taxes at the applicable statutory rate	25.0%	25.0%	25.0%

Ireland operations
Ireland tax on trading income	(1.3)%	(0.7)%	(0.2)%
Nondeductible interest expense	1.0%	0.6%	2.7%
Ireland Other - net	(0.5)%	(0.2)%	0.4%

Foreign operations
Tax impact on sale of businesses	—%	9.1%	3.9%
Earnings taxed at other than the applicable statutory tax rate	(10.2)%	(8.0)%	(14.0)%
Other items	1.6%	(0.1)%	1.6%

Worldwide operations
Adjustments to tax liabilities	(0.4)%	0.2%	(0.6)%
Adjustments to valuation allowances	0.1%	—%	0.2%
Effective income tax expense rate	15.3%	25.9%	19.0%
During 2022, income tax expense of $445 million was recognized (an effective tax rate of 15.3%) compared to income tax expense of $750 million in 2021 (an effective tax rate of 25.9%) and income tax expense of $331 million in 2020 (an effective tax rate of 19.0%). The decrease in the effective tax rate from 25.9% in 2021 to 15.3% in 2022, and the increase in the effective tax rate from 19.0% in 2020 to 25.9% in 2021, were primarily due to the one-time tax expense on the gain from the sale of the Hydraulics business in 2021 discussed in Note 2.

No provision has been made for income taxes on undistributed earnings of foreign subsidiaries of approximately $31.6 billion at December 31, 2022, since it is the Company's intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries. The Company expects to deploy capital to those markets which offer particularly attractive growth opportunities. The cash that is permanently reinvested is typically used to expand operations either organically or through acquisitions. It is not practicable to estimate the additional income taxes and applicable withholding taxes that would be payable on the remittance of such undistributed earnings.
Worldwide income tax payments, net of tax refunds, are as follows:

(In millions)
2022	$393
2021	753
2020	391
Deferred Income Tax Assets and Liabilities
Components of noncurrent deferred income taxes are as follows:

	December 31
	2022	2021
(In millions)	Noncurrent assets and liabilities	Noncurrent assets and liabilities
Accruals and other adjustments
Employee benefits	$266	$348
Depreciation and amortization	(1,067)	(1,087)
Other accruals and adjustments	397	385
Ireland income tax loss carryforwards	1	1
Foreign income tax loss carryforwards	4,151	3,127
Foreign income tax credit carryforwards	280	263
Valuation allowance for income tax loss and income tax credit carryforwards	(4,184)	(3,139)
Other valuation allowances	(44)	(65)
Total deferred income taxes	$(200)	$(167)
In 2022, the Company recorded an increase of $1.0 billion in its deferred tax assets for foreign income tax loss carryforwards related to tax-deductible statutory adjustments in Luxembourg. The Company also recorded a corresponding increase in its valuation allowance for income tax loss carryforwards, since it does not believe that it is more likely than not that the net operating loss is realizable, resulting in no impact to the Consolidated Statements of Income.

At December 31, 2022, Eaton Corporation plc and its foreign subsidiaries had income tax loss carryforwards and income tax credit carryforwards that are available to reduce future taxable income or tax liabilities. These carryforwards and their respective expiration dates are summarized below:

(In millions)	2023 through 2027	2028 through 2032	2033 through 2037	2038 through 2047	Not subject to expiration	Valuation allowance
Ireland income tax loss carryforwards	$—	$—	$—	$—	$8	$—
Ireland deferred income tax assets for income tax loss carryforwards	—	—	—	—	1	(1)
Foreign income tax loss carryforwards	79	7,277	11,478	170	2,372	—
Foreign deferred income tax assets for income tax loss carryforwards	20	661	2,867	49	568	(4,034)
Foreign deferred income tax assets for income tax loss carryforwards after ASU 2013-11	11	658	2,867	49	566	(4,034)
Foreign income tax credit carryforwards	190	67	52	3	31	(149)
Foreign income tax credit carryforwards after ASU 2013-11	159	38	49	3	31	(149)
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
Management evaluates the realizability of deferred income tax assets for each of the jurisdictions in which it operates. If the Company experiences cumulative pre-tax income in a particular jurisdiction in the three-year period including the current and prior two years, management normally concludes that the deferred income tax assets will more likely than not be realizable and no valuation allowance is recognized, unless known or planned operating developments, or changes in tax laws, would lead management to conclude otherwise. However, if the Company experiences cumulative pre-tax losses in a particular jurisdiction in the three-year period including the current and prior two years, management then considers a series of factors in the determination of whether the deferred income tax assets can be realized. These factors include historical operating results, known or planned operating developments, the period of time over which certain temporary differences will reverse, consideration of the utilization of certain deferred income tax liabilities, carryback capability under the tax law in the particular country, prudent and feasible tax planning strategies, changes in tax laws, and estimates of future earnings and taxable income using the same assumptions as those used for the Company's goodwill and other impairment testing. After evaluation of these factors, if the deferred income tax assets are expected to be realized within the tax carryforward period allowed for that specific country, management would conclude that no valuation allowance would be required. To the extent that the deferred income tax assets exceed the amount that is expected to be realized within the tax carryforward period for a particular jurisdiction, management would establish a valuation allowance.
Applying the above methodology, valuation allowances have been established for certain deferred income tax assets to the extent they are not expected to be realized within the particular tax carryforward period.

Unrecognized Income Tax Benefits
A summary of gross unrecognized income tax benefits is as follows:

(In millions)	2022	2021	2020
Balance at January 1	$1,120	$1,036	$1,001
Increases and decreases as a result of positions taken during prior years
Transfers from valuation allowances	—	6	—
Other increases, including currency translation	36	22	10
Other decreases, including currency translation	(16)	(10)	(10)
Increases related to acquired businesses	10	12	7
Increases as a result of positions taken during the current year	97	75	58
Decreases relating to settlements with tax authorities	—	(11)	(26)
Decreases as a result of a lapse of the applicable statute of limitations	(12)	(10)	(4)
Balance at December 31	$1,235	$1,120	$1,036
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
If all unrecognized income tax benefits were recognized, the net impact on the provision for income tax expense would be $833 million.
As of December 31, 2022 and 2021, Eaton had accrued approximately $137 million and $128 million, respectively, for the payment of worldwide interest and penalties, which are not included in the table of unrecognized income tax benefits above. Eaton recognizes interest and penalties related to unrecognized income tax benefits in the provision for income tax expense.
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
The Company believes that the final resolution of all the assessments discussed below will not have a material impact on its consolidated financial statements. The ultimate outcome of these matters cannot be predicted with certainty given the complex nature of tax controversies. Should the ultimate outcome of any one of these matters deviate from our reasonable expectations, final resolution may have a material adverse impact on the Company’s consolidated financial statements. However, Eaton believes that its interpretations of tax laws and application of tax laws to its facts are correct, and that its accrual of unrecognized income tax benefits is appropriate with respect to these matters.
Eaton or its subsidiaries file income tax returns in Ireland and many countries around the world. With only a few exceptions, Eaton and its subsidiaries are no longer subject to examinations for years before 2014.

Brazil Tax Years 2005-2012
The Company has two Brazilian tax cases primarily relating to the amortization of certain goodwill generated from the acquisition of third-party businesses and corporate reorganizations. One case involves tax years 2005-2008 (Case 1), and the other involves tax years 2009-2012 (Case 2). Case 2 is proceeding on a more accelerated timeline than Case 1. For Case 2, the Company received a tax assessment in 2014 that included interest and penalties. In November 2019, the Company received an unfavorable result at the final tax administrative appeals level, resulting in an alleged tax deficiency of $27 million plus $102 million of interest and penalties (translated at the December 31, 2022 exchange rate). The Company is challenging this assessment in the judicial system and, on April 18, 2022, received an unfavorable decision at the first judicial level. On April 27, 2022, the Company filed a motion for clarification relating to that decision. On May 20, 2022, the court largely upheld its prior decision without further clarification. On June 9, 2022, the Company filed its notice of appeal to the second level court. The Company intends to continue its challenge of this assessment in the judicial system.
As previously disclosed for Case 1, the Company received a separate tax assessment alleging a tax deficiency of $31 million plus $110 million of interest and penalties (translated at the December 31, 2022 exchange rate), which the Company is challenging in the judicial system. This case is still pending resolution at the first judicial level.
Both cases are expected to take several years to resolve through the Brazilian judicial system and require provision of certain assets as security for the alleged deficiencies. As of December 31, 2022, the Company pledged Brazilian real estate assets with net book value of $19 million and provided additional security in the form of bank secured bonds and insurance bonds totaling $116 million and a cash deposit of $18 million (translated at the December 31, 2022 exchange rate).
United States Tax Disputes
The IRS typically audits large corporate taxpayers on a continuous basis, generally resulting in many open tax years if there are disputed tax positions upon completion of the audits. The IRS has completed its examination of the consolidated income tax returns of the Company’s United States subsidiaries (Eaton US) for 2005 through 2016 and the statuses of the various tax years are discussed below. The IRS has challenged certain tax positions of Eaton US, and the Company is attempting to resolve those issues in litigation and the IRS administrative process, as described in more detail below. The IRS is currently examining tax years 2017 through 2019, and the statute of limitations for those years is open until December 31, 2024. Tax years 2020 and later are subject to future examination by the IRS. Income tax returns of states and localities within the United States will be reopened to the extent of United States federal income tax adjustments, if any, going back to 2005 when those audit years are finalized. The Eaton US tax positions challenged by the IRS are items that recur beyond the tax years for which the IRS has proposed adjustments. Eaton believes that its interpretations of tax laws and application of tax laws to its facts are correct. However, if there is a final unfavorable resolution of any of the issues discussed below, it may have a material adverse impact on the Company’s consolidated financial statements.
U.S. Tax Years 2005-2006
In 2011, the IRS issued a Statutory Notice of Deficiency for Eaton US for the 2005 and 2006 tax years (the 2005-06 Notice), which Eaton US contested in United States Tax Court. The 2005-06 Notice proposed assessments of $75 million in additional taxes plus $52 million in penalties related primarily to transfer pricing adjustments for products manufactured in the Company's facilities in Puerto Rico and the Dominican Republic and sold to affiliated companies located in the United States. Eaton US has set its transfer prices for products sold between these affiliates at the same prices that Eaton US sells such products to third parties as required by two successive Advance Pricing Agreements (APAs) Eaton US entered into with the IRS that governed the 2005-2010 tax years. Eaton US has continued to apply the APA pricing methodology for 2011 through the current reporting period. Immediately prior to the 2005-06 Notice being issued, the IRS sent a letter stating that it was retrospectively canceling the APAs. The case in Tax Court involved whether the IRS improperly cancelled the APAs. On July 26, 2017, the Tax Court issued a ruling in which it agreed with Eaton US that the IRS must abide by the terms of the APAs for the tax years 2005-2006. The Tax Court’s ruling on the APAs did not have a material impact on Eaton’s consolidated financial statements. On May 24, 2021, the IRS filed a notice to appeal the Tax Court’s ruling to the United States Sixth Circuit Court of Appeals. On August 25, 2022, the Sixth Circuit issued a ruling in favor of Eaton US, confirming that the IRS must abide by the terms of the APAs. The Sixth Circuit’s ruling did not have a material impact on the Company’s consolidated financial statements and resolves U.S. tax years 2005-2006.

U.S. Tax Years 2007-2010
In 2014, the IRS issued a Statutory Notice of Deficiency for Eaton US for the 2007 through 2010 tax years (the 2007-10 Notice), which Eaton US contested in Tax Court. The 2007-10 Notice proposed assessments of $190 million in additional taxes plus $72 million in penalties, net of agreed credits and deductions. The proposed assessments pertain to: (i) the same transfer pricing issues and APA for which the Tax Court and Sixth Circuit have issued favorable rulings to Eaton as noted above; and (ii) the separate proposed assessment noted below. The Company believes that the Sixth Circuit Court of Appeals ruling discussed above for tax years 2005-2006 should also resolve the APA cancellation issue for the 2007-2010 years. Eaton and the IRS have recognized that the ruling on the enforceability of the APA did not address a secondary issue regarding the transfer pricing for a certain royalty paid from 2006-2010. Eaton US reported a consistent royalty rate for 2006-2010. The IRS has agreed to the royalty rate as reported by Eaton US in 2006. Although the IRS has not proposed an alternative rate, it has not agreed to apply the same royalty rate in the 2007-2010 years.
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
U.S. Tax Years 2011-2013
In 2018, the IRS completed its examination of Eaton US for tax years 2011 through 2013 and proposed adjustments. Those adjustments were the subject of administrative appeals, which recently concluded without resolution. As a result, on December 21, 2022, the IRS issued Statutory Notices of Deficiency for Eaton US for these tax years (the 2011-2013 Notice) proposing assessments of $749 million in additional taxes plus $110 million in penalties, net of agreed credits and deductions. The proposed assessments pertain to: (i) transfer pricing adjustments similar to those proposed in the 2005-06 and 2007-10 Notices for products manufactured in the Company’s facilities in Puerto Rico and the Dominican Republic and sold to affiliated companies located in the U.S.; (ii) adjustments involving the recognition of income for several of Eaton US’s controlled foreign corporations; (iii) transfer pricing adjustments for products manufactured in one of the Company’s facilities in Mexico and sold to affiliated companies located in the U.S.; and (iv) adjustments challenging the appropriate interest rate on intercompany debt and amount of intercompany fees charged for financial guarantees on external debt. The Company will file its petition to the U.S. Tax Court on or before March 6, 2023, and will vigorously defend its positions through litigation, which will take several years for final resolution.
U.S. Tax Years 2014-2016
In 2021, the IRS completed its examination of Eaton US for tax years 2014 through 2016 and has proposed adjustments, including: (i) transfer pricing adjustments similar to those proposed in the 2005-06, 2007-10, and 2011-2013 Notices for products manufactured in the Company’s facilities in Puerto Rico, and the Dominican Republic and sold to affiliated companies located in the U.S.; (ii) transfer pricing adjustments similar to those proposed in the 2011-2013 Notice for products manufactured in one of the Company’s facilities in Mexico and sold to affiliated companies located in the U.S.; and (iii) adjustments similar to those proposed in the 2011-2013 Notice challenging the appropriate interest rate on intercompany debt and amount of intercompany fees charged for financial guarantees on external debt. On November 29, 2021, the case was formally assigned to administrative appeals, and the Company will attempt to resolve certain of the issues in this administrative forum. However, if acceptable resolutions are not achieved, the Company will vigorously defend its positions through litigation, which if undertaken will likely take several years for final resolution. The statute of limitations on these tax years currently remains open until December 31, 2024.

Note 12.    EATON SHAREHOLDERS' EQUITY
There are 750 million Eaton ordinary shares authorized ($0.01 par value per share), 397.8 million and 398.8 million of which were issued and outstanding at December 31, 2022 and 2021, respectively. Eaton's Memorandum and Articles of Association authorized 40 thousand deferred ordinary shares (€1.00 par value per share) and 10 thousand preferred A shares ($1.00 par value per share), all of which were issued and outstanding at December 31, 2022 and 2021, and 10 million serial preferred shares ($0.01 par value per share), none of which is outstanding at December 31, 2022 and 2021. At December 31, 2022, there were 10,034 holders of record of Eaton ordinary shares. Additionally, 14,158 current and former employees were shareholders through participation in the Eaton Savings Plan, the Eaton Personal Investment Plan, or The Eaton Puerto Rico Retirement Savings Plan.
On February 27, 2019, the Board of Directors adopted a share repurchase program for share repurchases up to $5.0 billion of ordinary shares (2019 Program). On February 23, 2022, the Board renewed the 2019 Program by providing authority for up to $5.0 billion in repurchases to be made during the three-year period commencing on that date (2022 Program). Under the 2022 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During 2022, 2.0 million ordinary shares were repurchased under the 2022 Program in the open market at a total cost of $286 million. During 2021, 0.9 million ordinary shares were repurchased under the 2019 Program in the open market at a total cost of $122 million.
Eaton has deferral plans that permit certain employees and directors to defer a portion of their compensation. A trust contains $3 million and $4 million of ordinary shares and marketable securities at December 31, 2022 and 2021, respectively, to fund a portion of these liabilities. The marketable securities were included in Other assets and the ordinary shares were included in Shareholders' equity at historical cost.
On February 23, 2023, Eaton's Board of Directors declared a quarterly dividend of $0.86 per ordinary share, a 6% increase over the dividend paid in the fourth quarter of 2022. The dividend is payable on March 24, 2023 to shareholders of record on March 6, 2023.
Comprehensive Income (Loss)
Comprehensive income (loss) consists primarily of net income, currency translation and related hedging instruments, changes in unrecognized costs of pension and other postretirement benefits, and changes in the effective portion of open derivative contracts designated as cash flow hedges. The following table summarizes the pre-tax and after-tax amounts recognized in Comprehensive income (loss):

	2022		2021		2020
(In millions)	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Currency translation and related hedging instruments
Gain (loss) from currency translation and related hedging instruments	$(632)	$(647)	$(335)	$(339)	$154	$164
Translation reclassified to earnings	—	—	369	369	37	37
	(632)	(647)	34	30	191	201

Pensions and other postretirement benefits
Prior service credit (cost) arising during the year	—	—	(1)	(1)	(1)	(1)
Net gain (loss) arising during the year	45	31	448	337	(263)	(203)
Currency translation	65	56	24	19	(48)	(37)
Other	—	—	—	—	(2)	(1)
Amortization of actuarial loss and prior service cost reclassified to earnings	116	89	183	140	221	169
	226	175	654	495	(93)	(73)

Cash flow hedges
Gain (loss) on derivatives designated as cash flow hedges	210	166	50	39	(60)	(47)
Changes in cash flow hedges reclassified to earnings	(9)	(7)	(3)	(2)	17	14
	201	159	47	37	(43)	(33)
Other comprehensive income (loss) attributable to Eaton ordinary shareholders	$(205)	$(313)	$735	$562	$55	$95

The changes in Accumulated other comprehensive loss are as follows:

(In millions)	Currency translation and related hedging instruments	Pensions and other postretirement benefits	Cash flow hedges	Total
Balance at January 1, 2022	$(2,617)	$(986)	$(30)	$(3,633)
Other comprehensive income (loss) before reclassifications	(647)	86	166	(395)
Amounts reclassified from Accumulated other comprehensive loss (income)	—	89	(7)	82
Net current-period Other comprehensive income	(647)	175	159	(313)
Balance at December 31, 2022	$(3,264)	$(810)	$129	$(3,946)

The reclassifications out of Accumulated other comprehensive loss are as follows:

(In millions)	December 31, 2022	Consolidated Statements of Income classification
Amortization of defined benefits pensions and other postretirement benefits items
Actuarial loss and prior service cost	$(116)	[1]
Tax benefit	27
Total, net of tax	(89)

Gains and (losses) on cash flow hedges
Floating-to-fixed interest rate swaps	4	Interest expense - net
Currency exchange contracts	9	Net sales and Cost of products sold
Commodity contracts	(4)	Cost of products sold
Tax expense	(2)
Total, net of tax	7

Total reclassifications for the period	$(82)
1 These components of Accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 9 for additional information about defined benefits pension and other postretirement benefits items.
Net Income Per Share Attributable to Eaton Ordinary Shareholders
A summary of the calculation of net income per share attributable to Eaton ordinary shareholders is as follows:

(In millions except for per share data)	2022	2021	2020
Net income attributable to Eaton ordinary shareholders	$2,462	$2,144	$1,410

Weighted-average number of ordinary shares outstanding - diluted	400.8	401.6	404.0
Less dilutive effect of equity-based compensation	2.1	2.9	1.8
Weighted-average number of ordinary shares outstanding - basic	398.7	398.7	402.2

Net income per share attributable to Eaton ordinary shareholders
Diluted	$6.14	$5.34	$3.49
Basic	6.17	5.38	3.51
In 2022 and 2020, 0.1 million and 0.6 million of stock options, respectively, were excluded from the calculation of diluted net income per share attributable to Eaton ordinary shareholders because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive. In 2021, all stock options were included in the calculation of diluted net income per share attributable to Eaton ordinary shareholders because they were all dilutive.

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
Restricted Stock Units and Awards
Restricted stock units (RSUs) and restricted stock awards (RSAs) have been issued to certain employees and directors. The fair value of RSUs and RSAs are determined based on the closing market price of the Company’s ordinary shares at the date of grant. The RSUs entitle the holder to receive one ordinary share for each RSU upon vesting, generally over three years. RSAs are issued and outstanding at the time of grant, but remain subject to forfeiture until vested, generally over ten years. A summary of the RSU and RSA activity for 2022 is as follows:

(Restricted stock units and awards in millions)	Number of restricted stock units and awards	Weighted-average fair value per unit and award
Non-vested at January 1	1.3	$104.86
Granted	0.5	150.28
Vested	(0.7)	104.35
Forfeited	(0.1)	121.36
Non-vested at December 31	1.0	$127.33
Information related to RSUs and RSAs is as follows:

(In millions)	2022	2021	2020
Pre-tax expense for RSUs and RSAs	$65	$61	$58
After-tax expense for RSUs and RSAs	51	48	46
Fair value of vested RSUs and RSAs	98	92	75
As of December 31, 2022, total compensation expense not yet recognized related to non-vested RSUs and RSAs was $78 million, and the weighted-average period in which the expense is expected to be recognized is 2.7 years. Excess tax benefit for RSUs and RSAs totaled $5 million, $5 million and $2 million for 2022, 2021, and 2020, respectively.

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

	2022	2021	2020
Expected volatility	35%	35%	21%
Risk-free interest rate	1.71%	0.20%	1.16%
Weighted-average fair value of PSUs granted	$171.63	$159.74	$121.01
A summary of these PSUs that vested is as follows:

(Performance share units in millions)	2022	2021	2020
Percent payout	178%	189%	178%
Shares vested	0.4	0.5	0.4
A summary of the 2022 activity for these PSUs is as follows:

(Performance share units in millions)	Number of performance share units	Weighted-average fair value per unit
Non-vested at January 1	0.4	$139.00
Granted[1]	0.2	171.63
Adjusted for performance results achieved[2]	0.2	121.01
Vested	(0.4)	121.01
Forfeited	(0.1)	130.75
Non-vested at December 31	0.3	$141.88
1 Performance shares granted assuming the Company will perform at target relative to peers.
2 Adjustments for the number of shares vested under the 2020 awards at the end of the three-year performance period ended December 31, 2022, being higher than the target number of shares.
Information related to PSUs is as follows:

(In millions)	2022	2021	2020
Pre-tax expense for PSUs	$21	$26	$25
After-tax expense for PSUs	17	21	20
As of December 31, 2022, total compensation expense not yet recognized related to non-vested PSUs was $26 million and the weighted-average period in which the expense is to be recognized is 1.7 years. Excess tax benefit for PSUs totaled $10 million, $6 million and $3 million for 2022, 2021, and 2020, respectively.

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

	2022	2021	2020
Expected volatility	27%	28%	24%
Expected option life in years	6.6	6.5	6.6
Expected dividend yield	2.0%	3.0%	3.2%
Risk-free interest rate	0.3 to 3.0%	0.0 to 1.5%	0.5 to 1.5%
Weighted-average fair value of stock options granted	$36.56	$26.11	$15.55
A summary of stock option activity is as follows:

(Options in millions)	Weighted-average exercise price per option	Options	Weighted-average remaining contractual life in years	Aggregate intrinsic value
Outstanding at January 1, 2022	$85.34	3.2
Granted	151.55	0.3
Exercised	78.39	(0.4)
Forfeited and canceled	121.79	(0.1)
Outstanding at December 31, 2022	$91.15	3.0	5.9	$197.6

Exercisable at December 31, 2022	$79.14	2.3	4.9	$177.2
Reserved for future grants at December 31, 2022		21.0
The aggregate intrinsic value in the table above represents the total excess of the $156.95 closing price of Eaton ordinary shares on the last trading day of 2022 over the exercise price of the stock option, multiplied by the related number of options outstanding and exercisable. The aggregate intrinsic value is not recognized for financial accounting purposes and the value changes based on the daily changes in the fair market value of the Company's ordinary shares.
Information related to stock options is as follows:

(In millions)	2022	2021	2020
Pre-tax expense for stock options	$11	$14	$9
After-tax expense for stock options	9	11	7
Proceeds from stock options exercised	28	63	70
Income tax benefit related to stock options exercised
Tax benefit classified in operating activities in the Consolidated Statements of Cash Flows	6	13	10
Intrinsic value of stock options exercised	29	69	50
Total fair value of stock options vested	$11	$14	$9

Stock options exercised	0.4	0.9	1.1
As of December 31, 2022, total compensation expense not yet recognized related to non-vested stock options was $9 million, and the weighted-average period in which the expense is expected to be recognized is 1.7 years.

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
A summary of financial instruments and contingent consideration recognized at fair value, and the fair value measurements used, is as follows:

(In millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
December 31, 2022
Cash	$294	$294	$—	$—
Short-term investments	261	261	—	—
Net derivative contracts	29	—	29	—
Contingent future payments from acquisition of Green Motion (Note 2)	(44)	—	—	(44)

December 31, 2021
Cash	$297	$297	$—	$—
Short-term investments	271	271	—	—
Net derivative contracts	41	—	41	—
Contingent future payments from acquisition of Green Motion (Note 2)	(57)	—	—	(57)
Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities.
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $8,331 million and fair value of $7,625 million at December 31, 2022 compared to $8,566 million and $9,232 million, respectively, at December 31, 2021. The fair value of Eaton's debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and is considered a Level 2 fair value measurement.
Short-Term Investments
Eaton invests excess cash generated from operations in short-term marketable investments. Investments in marketable equity securities are valued at the closing price of the shares. All other short-term investments are at carrying value, which approximates the fair value due to the short-term maturities of these investments. A summary of short-term investments is as follows:

	December 31
(In millions)	2022	2021
Time deposits and certificates of deposit with banks	$248	$221
Money market investments	13	43
Investments in marketable equity securities	—	7
Total short-term investments	$261	$271

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
Derivative financial instruments are accounted for at fair value and recognized as assets or liabilities in the Consolidated Balance Sheets. Accounting for the gain or loss resulting from the change in the fair value of the derivative financial instrument depends on whether it has been designated as part of a hedging relationship, is effective and the nature of the hedging activity. Eaton formally documents all relationships between derivative financial instruments accounted for as designated hedges and the hedged item, as well as its risk-management objective and strategy for undertaking the hedge transaction. This process includes linking derivative financial instruments to a recognized asset or liability, specific firm commitment, forecasted transaction, or net investment in a foreign operation. These financial instruments can be designated as:
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
Eaton uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against foreign currency exposure (net investment hedges). Foreign currency denominated debt designated as non-derivative net investment hedging instruments had a carrying value on an after-tax basis of $2,711 million and $2,880 million at December 31, 2022 and 2021, respectively. See Note 8 for additional information about debt.
Interest Rate Risk
Eaton enters into fixed-to-floating interest rate swaps to manage interest rate risk of certain long-term debt. These interest rate swaps are accounted for as fair value hedges of certain long-term debt. The maturity of the swap corresponds with the maturity of the debt instrument as noted in the table of long-term debt in Note 8. Eaton also enters into forward starting floating-to-fixed interest rate swaps to manage interest rate risk on future anticipated debt issuances.

Derivative Financial Statement Impacts
The fair value of derivative financial instruments recognized in the Consolidated Balance Sheets is as follows:

(In millions)	Notional amount	Other current assets	Other noncurrent assets	Other current liabilities	Other noncurrent liabilities	Type of hedge	Term
December 31, 2022
Derivatives designated as hedges
Currency exchange contracts	$1,240	$35	$2	$17	$9	Cash flow	1 to 36 months
Commodity contracts	64	4	—	2	—	Cash flow	1 to 12 months
Total		$39	$2	$19	$9

Derivatives not designated as hedges
Currency exchange contracts	$4,683	$30		$14			1 to 12 months

December 31, 2021
Derivatives designated as hedges
Fixed-to-floating interest rate swaps	$1,800	$22	$29	$—	$—	Fair value	8 months to 13 years
Forward starting floating-to-fixed interest rate swaps	1,350	—	38	—	79	Cash flow	11 to 31 years
Currency exchange contracts	1,212	17	2	11	3	Cash flow	1 to 36 months
Commodity contracts	50	2	—	1	—	Cash flow	1 to 12 months
Total		$41	$69	$12	$82

Derivatives not designated as hedges
Currency exchange contracts	$5,285	$34		$9			1 to 12 months
Commodity contracts	62	1		1			1 month
Total		$35		$10
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
As of December 31, 2022, the volume of outstanding commodity contracts that were entered into to hedge forecasted transactions:

Commodity	December 31, 2022		Term
Aluminum	4	Millions of pounds	1 to 12 months
Copper	10	Millions of pounds	1 to 12 months
Gold	1,604	Troy ounces	1 to 12 months
Silver	699,932	Troy ounces	1 to 12 months

The following amounts were recorded on the Consolidated Balance Sheets related to fixed-to-floating interest rate swaps:

(In millions)	Carrying amount of the hedged assets (liabilities)		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged asset (liabilities) (a)
Location on Consolidated Balance Sheets	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Long-term debt	$(713)	$(2,413)	$(48)	$(84)
(a) At December 31, 2022 and 2021, these amounts include the cumulative liability amount of fair value hedging adjustments remaining for which the hedge accounting has been discontinued of $48 million and $33 million, respectively.
The impact of hedging activities to the Consolidated Statements of Income is as follows:

	2022
(In millions)	Net sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$20,752	$13,865	$144

Gain (loss) on derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps
Hedged item	$—	$—	$(4)
Derivative designated as hedging instrument	—	—	4

Currency exchange contracts
Hedged item	$17	$(26)	$—
Derivative designated as hedging instrument	(17)	26	—

Commodity contracts
Hedged item	$—	$4	$—
Derivative designated as hedging instrument	—	(4)	—

Gain (loss) on derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps
Hedged item	$—	$—	$8
Derivative designated as hedging instrument	—	—	(8)

	2021
(In millions)	Net sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$19,628	$13,293	$144

Gain (loss) on derivatives designated as cash flow hedges
Currency exchange contracts
Hedged item	$6	$—	$—
Derivative designated as hedging instrument	(6)	—	—

Commodity contracts
Hedged item	$—	$(9)	$—
Derivative designated as hedging instrument	—	9	—

Gain (loss) on derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps
Hedged item	$—	$—	$51
Derivative designated as hedging instrument	—	—	(51)

	2020
(In millions)	Net sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$17,858	$12,408	$149

Gain (loss) on derivatives designated as cash flow hedges
Currency exchange contracts
Hedged item	$13	$5	$—
Derivative designated as hedging instrument	(13)	(5)	—

Commodity contracts
Hedged item	$—	$(1)	$—
Derivative designated as hedging instrument	—	1	—

Gain (loss) on derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps
Hedged item	$—	$—	$(45)
Derivative designated as hedging instrument	—	—	45

The impact of derivatives not designated as hedges to the Consolidated Statements of Income is as follows:

	Gain (loss) recognized in Consolidated Statements of Income			Consolidated Statements of Income classification
(In millions)	2022	2021	2020
Gain (loss) on derivatives not designated as hedges
Currency exchange contracts	$(56)	$—	$72	Interest expense - net
Commodity contracts	(15)	11	4	Other expense (income) - net and Cost of products sold (a)
Total	$(71)	$11	$76
(a) In 2022, Eaton changed the presentation of gains and losses associated with derivative contracts for commodities that are not designated as hedges from Cost of product sold to Other expense (income) - net on the Consolidated Statements of Income. Prior period amounts have not been reclassified as they are not material.
The impact of derivative and non-derivative instruments designated as hedges to the Consolidated Statements of Income and Comprehensive Income is as follows:

	Gain (loss) recognized in other comprehensive (loss) income
(In millions)	2022	2021	2020
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	$202	$50	$(52)
Currency exchange contracts	13	(6)	(13)
Commodity contracts	(5)	6	5
Non-derivative designated as net investment hedges
Foreign currency denominated debt	171	240	(173)
Total	$381	$290	$(233)

	Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
(In millions)		2022	2021	2020
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	Interest expense - net	$4	$—	$—
Currency exchange contracts	Net sales and Cost of products sold	9	(6)	(18)
Commodity contracts	Cost of products sold	(4)	9	1
Non-derivative designated as net investment hedges
Foreign currency denominated debt	Interest expense - net	—	—	—
Total		$9	$3	$(17)
At December 31, 2022, a gain of $19 million of estimated unrealized net gains or losses associated with our cash flow hedges were expected to be reclassified to income from Accumulated other comprehensive loss within the next twelve months. These reclassifications relate to our designated foreign currency and commodity hedges that will mature in the next 12 months.

Note 16.    RESTRUCTURING CHARGES
In the second quarter of 2020, Eaton decided to undertake a multi-year restructuring program to reduce its cost structure and gain efficiencies in its business segments and at corporate in order to respond to declining market conditions brought on by the COVID-19 pandemic. Since the inception of the program, the Company has incurred charges of $325 million. These restructuring activities are expected to be completed in 2023 with total estimated charges of $350 million cumulatively for the entire program. The remaining charges in 2023 are expected to relate primarily to plant closing and other costs.
A summary of restructuring program charges (income) is as follows:

(In millions except per share data)	2022	2021	2020
Workforce reductions	$(13)	$21	$172
Plant closing and other	47	57	42
Total before income taxes[1]	33	78	214
Income tax benefit	4	18	44
Total after income taxes	$29	$60	$170
Per ordinary share - diluted	$0.07	$0.15	$0.42
Restructuring program charges (income) related to the following segments:

(In millions)	2022	2021	2020
Electrical Americas	$17	$14	$18
Electrical Global	14	18	55
Aerospace	8	8	34
Vehicle	(15)	21	102
eMobility	1	1	1
Corporate	8	16	4
Total[1]	$33	$78	$214
A summary of liabilities related to workforce reductions, plant closing and other associated costs is as follows:

(In millions)	Workforce reductions	Plant closing and other	Total
Balance at January 1, 2020	$—	$—	$—
Liability recognized	172	42	214
Payments, utilization and translation	(33)	(39)	(72)
Balance at December 31, 2020	$139	$3	$142
Liability recognized	21	57	78
Payments, utilization and translation	(64)	(52)	(116)
Balance at December 31, 2021	$96	$8	$104
Liability recognized, net[1]	(13)	47	33
Payments, utilization and translation	(45)	(51)	(96)
Balance at December 31, 2022	$38	$4	$41
1The restructuring program liability was adjusted by $30 million in the fourth quarter of 2022 related to true-ups for completed workforce reductions and the decision not to close a facility in the Vehicle segment that was previously included in the program.
These restructuring program charges (income) were included in Cost of products sold, Selling and administrative expense, Research and development expense, or Other expense (income) - net, as appropriate. In Business Segment Information, these restructuring program charges are treated as Corporate items. See Note 17 for additional information about business segments.

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
Other Information
No single customer represented greater than 10% of net sales in 2022, 2021 or 2020, respectively.
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
Corporate includes all the Company's amortization of intangible assets, interest expense-net and restructuring program costs (Note 16) and the non-service cost portion of pensions and other postretirement benefits expense. Other expense - net includes all the Company's costs associated with acquisitions, divestitures, and gains and losses on the sale of certain businesses and other items that are of a corporate or functional governance nature. For purposes of business segment performance measurement, a portion of corporate costs, excluding amortization of intangibles assets, acquisition integration and divestiture costs, and restructuring program charges, are allocated to the businesses. These allocations are periodically adjusted to pass on year-over-year cost savings or increases to the businesses in a manner that is consistent with how the chief operating decision maker assesses performance. Identifiable assets of the business segments exclude goodwill, other intangible assets, and general corporate assets, which principally consist of certain cash, short-term investments, deferred income taxes, certain accounts receivable, certain property, plant and equipment, and certain other assets.

Business Segment Information

(In millions)	2022	2021	2020
Net sales
Electrical Americas	$8,497	$7,242	$6,680
Electrical Global	5,848	5,516	4,703
Hydraulics	—	1,300	1,842
Aerospace	3,039	2,648	2,223
Vehicle	2,830	2,579	2,118
eMobility	538	343	292
Total net sales	$20,752	$19,628	$17,858

Segment operating profit (loss)
Electrical Americas	$1,913	$1,495	$1,352
Electrical Global	1,134	1,034	750
Hydraulics	—	177	186
Aerospace	705	580	414
Vehicle	453	449	243
eMobility	(9)	(29)	(8)
Total segment operating profit	4,196	3,706	2,937

Corporate
Intangible asset amortization expense	(499)	(444)	(354)
Interest expense - net	(144)	(144)	(149)
Pension and other postretirement benefits income (expense)	43	65	(40)
Restructuring program charges	(33)	(78)	(214)
Other expense - net	(653)	(209)	(434)
Income before income taxes	2,911	2,896	1,746
Income tax expense	445	750	331
Net income	2,465	2,146	1,415
Less net income for noncontrolling interests	(4)	(2)	(5)
Net income attributable to Eaton ordinary shareholders	$2,462	$2,144	$1,410

(In millions)	2022	2021	2020
Identifiable assets
Electrical Americas	$3,655	$3,002	$2,333
Electrical Global	2,658	2,579	2,334
Aerospace	1,859	1,729	1,363
Vehicle	2,230	1,985	1,950
eMobility	402	220	180
Total identifiable assets	10,804	9,515	8,160
Goodwill	14,796	14,751	12,903
Other intangible assets	5,485	5,855	4,175
Corporate	3,929	3,906	4,099
Assets held for sale	—	—	2,487
Total assets	$35,014	$34,027	$31,824

Capital expenditures for property, plant and equipment
Electrical Americas	$181	$180	$95
Electrical Global	151	120	71
Hydraulics	—	34	41
Aerospace	92	78	59
Vehicle	95	112	77
eMobility	52	27	24
Total	571	551	367
Corporate	28	24	22
Total expenditures for property, plant and equipment	$598	$575	$389

Depreciation of property, plant and equipment
Electrical Americas	$101	$105	$101
Electrical Global	94	97	94
Aerospace	64	69	53
Vehicle	89	95	98
eMobility	16	8	6
Total	364	374	352
Corporate	44	52	56
Total depreciation of property, plant and equipment	$408	$426	$408

Geographic Region Information
Net sales are measured based on the geographic destination of sales. Long-lived assets consist of property, plant and equipment - net.

(In millions)	2022	2021	2020
Net sales
United States	$12,353	$10,868	$10,044
Canada	754	797	757
Latin America	1,504	1,160	939
Europe	3,957	4,276	3,818
Asia Pacific	2,185	2,527	2,300
Total	$20,752	$19,628	$17,858

Long-lived assets
United States	$1,567	$1,593	$1,510
Canada	25	25	25
Latin America	383	277	249
Europe	711	701	738
Asia Pacific	460	468	442
Total	$3,146	$3,064	$2,964

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
Founded in 1911, 2023 marks Eaton's 100th anniversary of being listed on the New York Stock Exchange. We reported revenues of $20.8 billion in 2022 and serve customers in more than 170 countries.

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

Divestitures of businesses	Date of divestiture	Business segment
Lighting business	March 2, 2020	Electrical Americas

Hydraulics business	August 2, 2021	Hydraulics
Additional information related to acquisitions and divestitures of businesses is presented in Note 2.

Summary of Results of Operations
A summary of Eaton’s Net sales, Net income attributable to Eaton ordinary shareholders, and Net income per share attributable to Eaton ordinary shareholders - diluted is as follows:

(In millions except for per share data)	2022	2021	2020
Net sales	$20,752	$19,628	$17,858
Net income attributable to Eaton ordinary shareholders	2,462	2,144	1,410
Net income per share attributable to Eaton ordinary shareholders - diluted	$6.14	$5.34	$3.49
2020: Organic sales during 2020 were down 11% primarily due to the initial impact from the COVID-19 pandemic. In addition, the divestitures of the Lighting and Automotive Fluid Conveyance businesses also reduced sales, but were partially offset by growth from the acquisitions of Souriau-Sunbank Connection Technologies and Power Distribution, Inc.
2021: Organic sales increased 10% in 2021 as end-markets and regions served by our business segments experienced broad recovery from the negative impact of the COVID-19 pandemic. Our Electrical Global, Vehicle and eMobility business segments all realized organic growth greater than 10% during the year, despite supply chain constraints limiting the availability of materials in select businesses, travel restrictions continuing to impact commercial aviation, and reduced production levels at our customers leading to historic low vehicle inventory.
2022: Organic sales increased 13% in 2022 due to broad-based strength in end-markets and pricing actions in response to inflationary pressures. Each of our business segments realized organic growth greater than 10% during the year, despite being impacted by operating inefficiencies due to supply chain constraints or shortages, inflation, and selective labor shortages.
Additionally, over the past several years, Eaton has completed a number of transactions to add higher growth, better margin businesses to its portfolio. These portfolio updates have the Company better aligned with secular growth trends and well positioned for expected further growth. These changes to our portfolio of businesses along with double digit organic sales growth and operational performance over the past two years have led to 76% growth in our net income per share since the COVID-19 pandemic began in 2020.

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

Acquisition and Divestiture Charges
Eaton incurs integration charges and transaction costs to acquire and integrate businesses, and transaction, separation and other costs to divest and exit businesses. Eaton also recognizes gains and losses on the sale of businesses. A summary of these Corporate items is as follows:

(In millions except for per share data)	2022	2021	2020
Acquisition integration, divestiture charges and transactions costs	$194	$349	$288
Gain on the sale of the Hydraulics and Lighting businesses	(24)	(617)	(221)
Total charges (income) before income taxes	170	(268)	67
Income tax expense (benefit)	(23)	362	66
Total after income taxes	$147	$94	$133
Per ordinary share - diluted	$0.37	$0.23	$0.33

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
Restructuring
In the second quarter of 2020, Eaton decided to undertake a multi-year restructuring program to reduce its cost structure and gain efficiencies in its business segments and at corporate in order to respond to declining market conditions brought on by the COVID-19 pandemic. Since the inception of the program, the Company has incurred charges of $325 million. These restructuring activities are expected to be completed in 2023 with total estimated charges of $350 million cumulatively for the entire program and projected mature year savings of $250 million when fully implemented. The remaining charges in 2023 are expected to relate primarily to plant closing and other costs. Additional information related to this restructuring is presented in Note 16.
Intangible Asset Amortization Expense
Intangible asset amortization expense is as follows:

(In millions except for per share data)	2022	2021	2020
Intangible asset amortization expense	$499	$444	$354
Income tax benefit	105	83	82
Total after income taxes	$394	$361	$272
Per ordinary share - diluted	$0.99	$0.90	$0.67

Consolidated Financial Results

(In millions except for per share data)	2022	Change from 2021	2021	Change from 2020	2020
Net sales	$20,752	6%	$19,628	10%	$17,858
Gross profit	6,887	9%	6,335	16%	5,450
Percent of net sales	33.2%		32.3%		30.5%
Income before income taxes	2,911	1%	2,896	66%	1,746
Net income	2,465	15%	2,146	52%	1,415
Less net income for noncontrolling interests	(4)		(2)		(5)
Net income attributable to Eaton ordinary shareholders	2,462	15%	2,144	52%	1,410
Excluding acquisition and divestiture charges, after-tax	147		94		133
Excluding restructuring program charges, after-tax	29		60		170
Excluding intangible asset amortization expense, after-tax	394		361		272
Adjusted earnings	$3,032	14%	$2,659	34%	$1,985

Net income per share attributable to Eaton ordinary shareholders - diluted	$6.14	15%	$5.34	53%	$3.49
Excluding per share impact of acquisition and divestiture charges, after-tax	0.37		0.23		0.33
Excluding per share impact of restructuring program charges, after-tax	0.07		0.15		0.42
Excluding per share impact of intangible asset amortization expense, after-tax	0.99		0.90		0.67
Adjusted earnings per ordinary share	$7.57	14%	$6.62	35%	$4.91
Net Sales

Changes in Net sales are summarized as follows:
	2022	2021
Organic growth	13%	10%
Acquisitions of businesses	3%	5%
Divestiture of business	(7)%	(6)%
Foreign currency	(3)%	1%
Total increase in Net sales	6%	10%
2022: Organic sales increased 13% in 2022 due to broad-based strength in end-markets of the Electrical Americas and Electrical Global business segments, strength in sales to commercial OEM and aftermarket in the Aerospace business segment, and higher sales volumes including inflationary recovery in the Vehicle business segment. Despite strong growth, many of our businesses were impacted by operating inefficiencies due to supply chain constraints or shortages, inflation, and selective labor shortages.
The acquisitions of Tripp Lite, Mission Systems, and Royal Power Solutions increased sales in 2022, while the divestiture of the Hydraulics business reduced sales.
2021: The increase in organic sales in 2021 was due to broad-based strength in end-markets and regions as our business segments had largely recovered from the negative impact of the COVID-19 pandemic in 2020. This organic growth was achieved despite the supply chain constraints experienced by the Electrical Americas business segment, and customers of the Vehicle and eMobility business segments also experienced supply chain constraints leading to reduced production levels. Additionally, organic sales in the Aerospace business segment continued to be impacted by travel restrictions from the COVID-19 pandemic on commercial aviation.

Gross Profit
2022: Gross profit margin increased from 32.3% in 2021 to 33.2% in 2022 primarily due to higher organic sales, including inflationary pricing recovery. Gross profit also improved due to the net impact of the acquisition of Royal Power Solutions and the divestiture of the Hydraulics business. Conversely, commodity and logistics inflation and operating inefficiencies due to supply chain constraints had an unfavorable impact on gross margin during 2022, despite offsetting pricing actions.
2021: Gross profit margin increased from 30.5% in 2020 to 32.3% in 2021 primarily due to higher sales volumes and savings from restructuring actions. Organic sales volumes improved in the Electrical Americas, Electrical Global, and Vehicle business segments, and declined in the Aerospace business segment. Gross profit also improved due to the net impact of the acquisitions of Tripp Lite and Cobham Mission Systems and the divestiture of the Hydraulics business. Conversely, commodity and logistics inflation had an unfavorable impact on gross margin during 2021.
Income Taxes
During 2022, income tax expense of $445 million was recognized (an effective tax rate of 15.3%) compared to income tax expense of $750 million in 2021 (an effective tax rate of 25.9%) and income tax expense of $331 million in 2020 (an effective tax rate of 19.0%). Excluding the one-time tax expense associated with the sale of the Hydraulics business in 2021 and the sale of the Lighting business in 2020, both discussed in Note 2, the effective tax rate was between 15.0% and 17.0% for 2022, 2021, and 2020.

	2022	2021	2020
Effective tax rate	15.3%	25.9%	19.0%
Tax impact on sale of businesses	—%	9.1%	3.9%
	15.3%	16.8%	15.1%
Additionally, see Note 11 for income tax rate reconciliations from Ireland's national statutory rate to the consolidated effective rate.
Net Income
2022: Net income attributable to Eaton ordinary shareholders of $2,462 million in 2022 increased 15% compared to $2,144 million in 2021. Net income in 2021 included an after-tax gain of $197 million on the sale of the Hydraulics business. Excluding this gain, the increase in 2022 net income was primarily due to higher gross profit, lower acquisition and divestiture charges, and a net improvement in other income which included gains from the sale of certain office and distribution facilities, partially offset by higher income tax expense and intangible asset amortization expense.
Net income per ordinary share increased to $6.14 in 2022 compared to $5.34 in 2021. Net income per ordinary share in 2021 included $0.49 from the sale of the Hydraulics business. Excluding this gain, the increase in Net income per ordinary share in 2022 was due to higher Net income attributable to Eaton ordinary shareholders and the impact of the Company's share repurchases over the past two years.
2021: Net income attributable to Eaton ordinary shareholders of $2,144 million in 2021 increased 52% compared to $1,410 million in 2020. Net income in 2021 and 2020 included after-tax gains of $197 million on the sale of the Hydraulics business and $91 million on the sale of the Lighting business, respectively. Excluding these gains, the increase in 2021 net income was primarily due to higher gross profit and lower restructuring program charges, partially offset by higher income tax expense, acquisition and divestiture charges, and intangible asset amortization expense.
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

Business Segment Results of Operations
The following is a discussion of Net sales, operating profit and operating profit margin by business segment.
Electrical Americas

(In millions)	2022	Change from 2021	2021	Change from 2020	2020
Net sales	$8,497	17%	$7,242	8%	$6,680

Operating profit	$1,913	28%	$1,495	11%	$1,352
Operating margin	22.5%		20.6%		20.2%

Changes in Net sales are summarized as follows:
		2022		2021
Organic growth		16%		5%
Acquisition of Tripp Lite		1%		7%
Divestiture of the Lighting business		—%		(4)%
Total increase in Net sales		17%		8%
The increase in organic sales in 2022 reflects broad-based strength in end-markets, with particular strength in residential, industrial, and data center end-markets. The increase in organic sales in 2021 was primarily due to broad-based recovery in end-markets as they had largely recovered from the initial COVID-19 pandemic impact with particular strength in residential and data centers, partially offset by weakness in sales to utilities.
The operating margin increased from 20.6% in 2021 to 22.5% in 2022 primarily due to higher sales volumes including inflationary pricing recovery, while headwinds from commodity and logistics inflation and operating inefficiencies due to supply chain constraints were offset by gains from the sale of certain office and distribution facilities. The operating margin increased from 20.2% in 2020 to 20.6% in 2021 primarily due to higher organic sales volumes, the favorable net impact of an acquisition and a divestiture, and savings from restructuring actions. Conversely, commodity and logistics inflation had an unfavorable impact on the operating margin.
Electrical Global

(In millions)	2022	Change from 2021	2021	Change from 2020	2020
Net sales	$5,848	6%	$5,516	17%	$4,703

Operating profit	$1,134	10%	$1,034	38%	$750
Operating margin	19.4%		18.7%		15.9%

Changes in Net sales are summarized as follows:
		2022		2021
Organic growth		13%		15%
Foreign currency		(7)%		2%
Total increase in Net sales		6%		17%
The increase in organic sales in 2022 was primarily due to broad-based strength in end-markets, with particular strength in commercial & institutional and industrial end-markets. The increase in organic sales in 2021 was primarily due to broad-based strength in end-markets as they had largely recovered from the COVID-19 pandemic.
The operating margin increased from 18.7% in 2021 to 19.4% in 2022 primarily due to higher sales volumes including inflationary pricing recovery, partially offset by commodity and logistics inflation and operating inefficiencies due to supply chain constraints. The operating margin increased from 15.9% in 2020 to 18.7% in 2021 primarily due to higher sales volumes and savings from restructuring actions, partially offset by commodity and logistics inflation.

Hydraulics
On August 2, 2021, Eaton completed the sale of the Hydraulics business segment. For 2021 and 2020, the Hydraulics segment generated net sales of $1,300 million and $1,842 million, respectively, and operating profit of $177 million and $186 million, respectively.
Aerospace

(In millions)	2022	Change from 2021	2021	Change from 2020	2020
Net sales	$3,039	15%	$2,648	19%	$2,223

Operating profit	$705	22%	$580	40%	$414
Operating margin	23.2%		21.9%		18.6%

Changes in Net sales are summarized as follows:
		2022		2021
Organic growth		11%		(2)%
Acquisition of Mission Systems		8%		20%
Foreign currency		(4)%		1%
Total increase in Net sales		15%		19%
The increase in organic sales in 2022 was primarily due to strength in sales to commercial OEM and aftermarket. The decrease in organic sales in 2021 was primarily due to the impact of continued travel restrictions from the COVID-19 pandemic on commercial aviation and weakness in military aftermarket.
The operating margin increased from 21.9% in 2021 to 23.2% in 2022 primarily due to higher organic sales volumes. The operating margin increased from 18.6% in 2020 to 21.9% in 2021 primarily due to the acquisition of Mission Systems and savings from restructuring actions, partially offset by lower organic sales volumes.
Vehicle

(In millions)	2022	Change from 2021	2021	Change from 2020	2020
Net sales	$2,830	10%	$2,579	22%	$2,118

Operating profit	$453	1%	$449	85%	$243
Operating margin	16.0%		17.4%		11.5%

Changes in Net sales are summarized as follows:
		2022		2021
Organic growth		12%		21%
Foreign currency		(2)%		1%
Total increase in Net sales		10%		22%
The increase in organic sales in 2022 was primarily due to strength in the North American truck and light vehicle markets, and South American truck, bus and agriculture markets. The increase in organic sales in 2021 was primarily due to strength in all regions compared to 2020 which was significantly impacted by plant shutdowns due to the COVID-19 pandemic. This organic growth was achieved despite the Vehicle business segment's organic sales being negatively impacted in 2021 as a result of its customers experiencing supply chain constraints leading to reduced production levels and historic low vehicle inventory.
The operating margin decreased from 17.4% in 2021 to 16.0% in 2022 primarily due to commodity and logistics inflation and operating inefficiencies due to supply chain constraints, partially offset by higher sales volumes including inflationary recovery. The operating margin increased from 11.5% in 2020 to 17.4% in 2021 primarily due to higher sales volumes and savings from restructuring actions, partially offset by commodity and logistics inflation.

eMobility

(In millions)	2022	Change from 2021	2021	Change from 2020	2020
Net sales	$538	57%	$343	17%	$292

Operating profit (loss)	$(9)	69%	$(29)	(263)%	$(8)
Operating margin	(1.6)%		(8.5)%		(2.7)%

Changes in Net sales are summarized as follows:
		2022		2021
Organic growth		13%		16%
Acquisition of Royal Power Solutions		46%		—%
Foreign currency		(2)%		1%
Total increase in Net sales		57%		17%
The increase in organic sales in 2022 was due to strength in all regions primarily due to robust demand for electric vehicles. The increase in organic sales in 2021 was primarily due to strength in North American and Asia Pacific regions compared to 2020 which was significantly impacted by plant shutdowns due to the COVID-19 pandemic.
The operating margin increased from negative 8.5% in 2021 to negative 1.6% in 2022 primarily due to higher organic sales volumes and the acquisition of Royal Power Solutions. The operating margin decreased from negative 2.7% in 2020 to negative 8.5% in 2021 primarily due to increased research and development costs and manufacturing start-up costs associated with new electric vehicle programs, and commodity and logistics inflation, partially offset by higher sales volumes.
Corporate Expense

(In millions)	2022	Change from 2021	2021	Change from 2020	2020
Intangible asset amortization expense	$499	12%	$444	25%	$354
Interest expense - net	144	—%	144	(3)%	149
Pension and other postretirement benefits (income) expense	(43)	34%	(65)	(263)%	40
Restructuring program charges	33	(58)%	78	(64)%	214
Other expense - net	653	212%	209	(52)%	434
Total corporate expense	$1,286	59%	$810	(32)%	$1,191
Total corporate expense was $1,286 million in 2022 compared to $810 million in 2021. The increase in Total corporate expense was primarily due to higher Other expense - net and Intangible asset amortization expense, partially offset by lower Restructuring program charges. The increase in Other expense - net is primarily due to the 2021 gain on sale of the Hydraulics business discussed in Note 2, partially offset by lower acquisition and divestiture charges. Total corporate expense was $810 million in 2021 compared to $1,191 million in 2020. The decrease in Total corporate expense was primarily due to lower Other expense - net, lower Restructuring program charges, and the favorable impact of the freeze on the Company's United States pension plans, partially offset by higher Intangible asset amortization expense due to acquisitions of businesses. The decrease in Other expense - net is primarily due to the 2021 gain on sale of the Hydraulics business exceeding the 2020 gain on the sale of the Lighting business by $396 million. This decrease was partially offset by higher acquisition and divestiture charges and higher other corporate expenses due to the removal of the temporary cost containment actions taken during 2020 to mitigate the impact of the COVID-19 pandemic.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
Liquidity and Financial Condition
Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk.
On August 23, 2022, Eaton Corporation issued sustainability-linked senior notes (2022 Sustainability-Linked Notes) and senior notes (2022 Senior Notes, and collectively referred to as the 2022 Notes). The 2022 Sustainability-Linked Notes have a face amount of $1.3 billion, mature in 2033, and pay interest semi-annually at an initial interest rate of 4.15% per annum. Beginning in September 2028, the interest rate payable on the 2022 Sustainability-Linked Notes will be increased by an additional 25 basis points per annum if the Scope 1 and Scope 2 greenhouse gas emissions sustainability performance target is not met. The 2022 Senior Notes have a face amount of $700 million, mature in 2052, and pay interest semi-annually at 4.70% per annum. The issuer received proceeds totaling $1.98 billion from the issuance of the 2022 Notes, net of financing costs and discounts.
On October 3, 2022, the Company replaced its existing $2,000 million five-year revolving credit facility with a new $2,500 million five-year revolving credit facility that will expire on October 1, 2027. On the same date, the Company replaced its existing $500 million 364-day revolving credit facility with a new $500 million 364-day revolving credit facility that will expire on October 2, 2023. The revolving credit facilities totaling $3,000 million are used to support commercial paper borrowings and are fully and unconditionally guaranteed by Eaton and certain of its direct and indirect subsidiaries on an unsubordinated, unsecured basis. In October 2022, the Company also upsized its commercial paper program to $3,000 million. There were no borrowings outstanding under Eaton’s revolving credit facilities at December 31, 2022. The Company had access to the commercial paper markets through its $3,000 million commercial paper program, of which $300 million was outstanding on December 31, 2022, used primarily to manage fluctuations in working capital. In addition to the revolving credit facilities, the Company also had available lines of credit of $919 million from various banks primarily for the issuance of letters of credit, of which there was $414 million outstanding at December 31, 2022.
In 2021, Eaton received proceeds of $3.1 billion from the sale of its Hydraulics business and paid $4.45 billion to acquire Tripp Lite and Mission Systems. In 2022, the Company paid $610 million to acquire Royal Power Solutions and received cash of $22 million from Danfoss A/S to fully settle all post-closing adjustments from the sale of the Hydraulics business.
Over the course of a year, cash, short-term investments, and short-term debt may fluctuate in order to manage global liquidity. As of December 31, 2022 and 2021, Eaton had cash of $294 million and $297 million, short-term investments of $261 million and $271 million, and short-term debt of $324 million and $13 million, respectively. Eaton has investment grade credit ratings from the two major rating agencies as reflected in the following ratings assigned to its debt:

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

Cash Flows
A summary of cash flows is as follows:

(In millions)	2022	Change from 2021	2021	Change from 2020	2020
Net cash provided by operating activities	$2,533	$370	$2,163	$(781)	$2,944
Net cash provided by (used in) investing activities	(1,200)	564	(1,764)	(2,161)	397
Net cash used in financing activities	(1,340)	(805)	(535)	2,723	(3,258)
Effect of currency on cash	4	9	(5)	10	(15)
Total increase (decrease) in cash	$(3)		$(141)		$68
Operating Cash Flow
Net cash provided by operating activities increased by $370 million in 2022 compared to 2021. The increase in net cash provided by operating activities in 2022 was primarily due to taxes paid on the sale of the Hydraulics business in 2021, cash received from the termination of interest rate swaps in 2022, lower pension contributions in 2022 due to a $200 million contribution to Eaton's U.S. qualified pension plan in 2021, and higher net income in 2022, partially offset by higher working capital balances to support the Company’s organic growth.
Net cash provided by operating activities decreased by $781 million in 2021 compared to 2020. The decrease in net cash provided by operating activities in 2021 was primarily due to higher working capital balances to support the Company’s organic growth as our business segments had largely recovered from the negative impact of the COVID-19 pandemic, taxes paid on the sale of the Hydraulics business, and a $200 million pension contribution to Eaton's U.S. qualified pension plan in 2021.
Investing Cash Flow
Net cash used in investing activities decreased by $564 million in 2022 compared to 2021. The decrease in the use of cash was primarily driven by the decrease in cash paid in 2022 for business acquisitions to $610 million in 2022 compared to $4,500 million in 2021, proceeds from the sale of certain office and distribution facilities in 2022, and the decrease in cash paid for investments in associate companies to $42 million in 2022 from $124 million in 2021, partially offset by proceeds received in 2021 from the sale of Hydraulics business of $3,129 million and net purchases of short-term investments of $19 million in 2022 compared to net sales of $379 million in 2021. Capital expenditures were $598 million in 2022 compared to $575 million in 2021.
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
Financing Cash Flow
Net cash used in financing activities increased by $805 million in 2022 compared to 2021. The increase in the use of cash was primarily due to higher payments on borrowings of $2,012 million in 2022 compared to $1,013 million in 2021, higher share repurchases of $286 million in 2022 compared to $122 million in 2021, and higher dividends paid of $1,299 million in 2022 compared to $1,219 million in 2021, partially offset by an increase in net proceeds of short-term debt $317 million in 2022 from $20 million in 2021 and higher proceeds from borrowings of $1,995 million in 2022 compared to $1,798 million in 2021.
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

Uses of Cash
Purchases of Goods and Services
The Company purchases goods and services in the normal course of business based on expected usage. For certain purchases, the Company enters into purchase obligations with various vendors, which include short-term and long-term commitments for purchases of raw materials, outstanding non-cancelable purchase orders, releases under blanket purchase orders, and commitments under ongoing service arrangements. As of December 31, 2022, the Company has purchase obligations to support the operation of its business similar to those included in historical cash flow trends.
Capital Expenditures
Capital expenditures were $598 million, $575 million, and $389 million in 2022, 2021 and 2020, respectively. Eaton expects approximately $630 million in capital expenditures in 2023.
Dividends
Cash dividend payments were $1,299 million, $1,219 million, and $1,175 million for 2022, 2021 and 2020, respectively. On February 23, 2023, Eaton's Board of Directors declared a quarterly dividend of $0.86 per ordinary share, a 6% increase over the dividend paid in the fourth quarter of 2022. The dividend is payable on March 24, 2023 to shareholders of record on March 6, 2023. Payment of quarterly dividends in the future depends upon the Company’s ability to generate net income and operating cash flows, among other factors, and is subject to declaration by the Eaton Board of Directors. The Company intends to continue to pay quarterly dividends in 2023.
Share Repurchases
On February 27, 2019, the Board of Directors adopted a share repurchase program for share repurchases up to $5.0 billion of ordinary shares (2019 Program). On February 23, 2022, the Board renewed the 2019 Program by providing authority for up to $5.0 billion in repurchases to be made during the three-year period commencing on that date (2022 Program). Under the 2022 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During 2022, 2.0 million ordinary shares were repurchased under the 2022 Program in the open market as a total cost of $286 million. During 2021, 0.9 million ordinary shares were repurchased under the 2019 Program in the open market at a total cost of $122 million. At December 31, 2022, there is $4,714 million still available for share repurchases under the 2022 Program. The Company will continue to pursue share repurchases in 2023 depending on market conditions and capital levels.
Acquisition of Businesses
The Company paid cash of $610 million, $4,500 million, and $200 million to acquire businesses in 2022, 2021 and 2020, respectively. The Company will continue to focus on deploying its capital toward businesses that provide opportunities for higher growth and strong returns, and align with secular trends and its power management strategies.
Debt
The Company manages a number of short-term and long-term debt instruments, including commercial paper. For additional information on financing transactions and debt, see Note 8.
Leases
See Note 7 for maturities of lease liabilities.
Unrecognized Income Tax Benefits
At December 31, 2022, the gross unrecognized income tax benefits totaled $1,235 million and interest and penalties were $137 million. Eaton cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities. For additional information about income taxes see Note 11.

Defined Benefits Plans
Pension Plans
During 2022, the fair value of plan assets in the Company’s employee pension plans decreased $1,798 million to $4,121 million at December 31, 2022. The decrease in plan assets was primarily due to lower than expected return on plan assets and the impact of negative currency translation. At December 31, 2022, the net unfunded position of $499 million in pension liabilities consisted of $573 million in plans that have no funding requirements and $125 million in plans that require funding, offset by $199 million in plans that are overfunded.
Funding requirements are a major consideration in making contributions to Eaton’s pension plans. With respect to the Company’s pension plans worldwide, the Company intends to contribute annually not less than the minimum required by applicable law and regulations. In 2022, $116 million was contributed to the pension plans. The Company anticipates making $108 million of contributions to certain pension plans during 2023. The funded status of the Company’s pension plans at the end of 2023, and future contributions, will depend primarily on the actual return on assets during the year and the discount rate used to calculate certain benefits at the end of the year. For additional information about pension plans see Note 9.
Supply Chain Finance Program
The Company negotiates payment terms directly with its suppliers for the purchase of goods and services. In addition, a third-party financial institution offers a voluntary supply chain finance (SCF) program that enables certain of the Company’s suppliers, at the supplier’s sole discretion, to sell receivables due from the Company to the financial institution on terms directly negotiated with the financial institution. If a supplier elects to participate in the SCF program, the supplier decides which invoices are sold to the financial institution and the Company has no economic interest in a supplier’s decision to sell an invoice. The SCF program does not have a significant impact on the Company’s liquidity as payments by the Company to participating suppliers are paid to the financial institution on the invoice due date, regardless of whether an individual invoice is sold by the supplier to the financial institution. The amounts due to the financial institution for suppliers that participate in the SCF program are included in Accounts payable on the Company’s Consolidated Balance Sheets, and the associated payments are included in operating activities on the Consolidated Statements of Cash Flows. At  December 31, 2022 and 2021, Accounts payable included $208 million and $151 million, respectively, payable to suppliers that have elected to participate in the SCF program.
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
Substantially all of the Senior Notes, together with the credit facilities described above under Liquidity and Financial Condition (the Credit Facilities), are guaranteed by Eaton and 17 of its subsidiaries. Accordingly, they rank equally with each other. However, because these obligations are not secured, they would be effectively subordinated to any existing or future secured indebtedness of Eaton and its subsidiaries. As of December 31, 2022, Eaton has no material, long-term secured debt. The guaranteed Registered Senior Notes are also structurally subordinated to the liabilities of Eaton's subsidiaries that are not guarantors. Except as described below under Future Guarantors, Eaton is not obligated to cause its subsidiaries to guarantee the Registered Senior Notes.
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
The 1994 Indenture does not contain provisions with respect to future guarantors.
Summarized Financial Information of Guarantors and Issuers

(In millions)	December 31, 2022
Current assets	$3,363
Noncurrent assets	12,938
Current liabilities	2,948
Noncurrent liabilities	10,047
Amounts due to subsidiaries that are non-issuers and non-guarantors - net	16,285

(In millions)	2022
Net sales	$11,433
Sales to subsidiaries that are non-issuers and non-guarantors	911
Cost of products sold	9,277
Expense from subsidiaries that are non-issuers and non-guarantors - net	747
Net loss	(26)
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
The annual goodwill impairment test was performed using a qualitative analysis in 2022 and 2021, except for the eMobility reporting unit which used a quantitative analysis. A qualitative analysis is performed by assessing certain trends and factors, including projected market outlook and growth rates, forecasted and actual sales and operating profit margins, discount rates, industry data, and other relevant qualitative factors. These trends and factors are compared to, and based on, the assumptions used in the most recent quantitative analysis performed for each reporting unit. The results of the qualitative analyses did not indicate a need to perform quantitative analysis.
Quantitative analyses were performed by estimating the fair value of the reporting unit using a discounted cash flow model. The model includes estimates of future cash flows, future growth rates, terminal value amounts, and the applicable weighted-average cost of capital used to discount those estimated cash flows. The future cash flows were based on the Company's long-term operating plan and a terminal value was used to estimate the reporting unit's cash flows beyond the period covered by the operating plan. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market holders of a business enterprise. These analyses require the exercise of judgments, including judgments about appropriate discount rates, perpetual growth rates, revenue growth, and margin assumptions. Sensitivity analyses were performed around certain of these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values.
Based on these analyses performed in 2022 and 2021, the fair value of Eaton's reporting units continue to substantially exceed their respective carrying amounts and thus, no impairment exists.
Indefinite Life Intangible Assets
Indefinite life intangible assets consist of certain trademarks. They are evaluated annually for impairment as of July 1 using either a quantitative or qualitative analysis to determine whether their fair values exceed their respective carrying amounts. Indefinite life intangible asset impairment testing for 2022 and 2021 was performed using a quantitative analysis. Determining the fair value of these assets requires significant judgment and the Company uses a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability. Sensitivity analyses were performed around certain of these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values.
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
For 2022 and 2021, the fair value of indefinite lived intangible assets exceeded the respective carrying value.
For additional information about goodwill and other intangible assets see Note 6.

Acquisitions of Businesses
The acquisition of a business is accounted for using the acquisition method of accounting which requires assets and liabilities to be recognized at their fair values on the acquisition date. The initial fair value of assets acquired and liabilities assumed may be revised based on the final determination of fair value during the measurement period of up to 12 months from the acquisition date. The Company generally determines the fair value of intangible assets acquired using third-party valuations that are prepared using discounted cash flow models that rely on the Company's estimates. These estimates require judgement of future revenue growth rates, future margins, and the applicable weighted-average cost of capital used to discount those estimated cash flows. Sensitivity analyses were performed around certain of these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values. For additional information about the acquisitions of businesses see Note 2.
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
Management evaluates the realizability of deferred income tax assets for each jurisdiction in which it operates. If the Company experiences cumulative pre-tax income in a particular jurisdiction in a three-year period including the current and prior two years, management normally concludes that the deferred income tax assets will more likely than not be realizable and no valuation allowance is recognized, unless known or planned operating developments, or changes in tax laws, would lead management to conclude otherwise. However, if the Company experiences cumulative pre-tax losses in a particular jurisdiction in a three-year period including the current and prior two years, management then considers a series of factors in the determination of whether the deferred income tax assets can be realized. These factors include historical operating results, known or planned operating developments, the period of time over which certain temporary differences will reverse, consideration of the utilization of certain deferred income tax liabilities, carryback capability under the tax law in a particular country, prudent and feasible tax planning strategies, changes in tax laws, and estimates of future earnings and taxable income using the same assumptions as those used for the Company’s goodwill and other impairment testing. After evaluation of these factors, if the deferred income tax assets are expected to be realized within the tax carryforward period allowed for that specific country, management would conclude that no valuation allowance would be required. To the extent that the deferred income tax assets exceed the amount that is expected to be realized within the tax carryforward period for a particular jurisdiction, management would establish a valuation allowance. For additional information about income taxes see Note 11.
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
Key assumptions used to calculate pension and other postretirement benefits expense are adjusted at each year-end. A 1-percentage point change in the assumed rate of return on pension plan assets is estimated to have approximately a $52 million effect on pension expense. Likewise, a 1-percentage point change in the discount rate is estimated to have approximately a $40 million effect on pension expense. A 1-percentage point change in the assumed rate of return on other postretirement benefits assets is estimated to have less than $1 million effect on other postretirement benefits expense. A 1-percentage point change in the discount rate is estimated to have a $3 million effect on expense for other postretirement benefits plans.
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
Eaton’s ability to access the commercial paper market, and the related cost of these borrowings, is based on the strength of its credit rating and overall market conditions. During 2022, the Company has not experienced any material limitations in its ability to access these sources of liquidity. At December 31, 2022, Eaton had $3,000 million of long-term revolving credit facilities with banks in support of its commercial paper program. It has no borrowings outstanding under these revolving credit facilities.
Interest rate risk can be measured by calculating the short-term earnings impact that would result from adverse changes in interest rates. This exposure results from short-term debt, which includes commercial paper at a floating interest rate, long-term debt that has been swapped to floating rates, and money market investments that have not been swapped to fixed rates. Based upon the balances of investments and floating rate debt at year end 2022, a 100 basis point increase in short-term interest rates would have increased the Company’s net, pre-tax interest expense by $2.6 million.
Eaton also measures interest rate risk by estimating the net amount by which the fair value of the Company’s financial liabilities would change as a result of movements in interest rates. Based on Eaton’s best estimate for a hypothetical, 100 basis point increase in interest rates at December 31, 2022, the market value of the Company’s debt, in aggregate, would decrease by $600 million.
In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offered Rate (LIBOR), announced it intends to phase out LIBOR. The final publication of rates for certain USD LIBOR tenors is expected to be on June 30, 2023. Various parties, including government agencies, are seeking to identify alternative rates to replace LIBOR. The Company’s new revolving credit facilities discussed in Note 8 do not reference LIBOR and all interest rate swaps that referenced LIBOR have been settled. Based on the Company's evaluation, the impacts of the transition from LIBOR to alternative rates in its contracts will not have a material impact on the consolidated financial statements.

The Company is exposed to fluctuations in commodity prices due to volatility in raw material costs and contractual agreements with suppliers. To partially mitigate this exposure, Eaton enters into commodity contracts for certain raw material purchases with the objective of minimizing changes in inventory cost due to market price fluctuations. These commodity contracts are designated for hedge accounting and are generally less than one year in duration. Based on Eaton’s best estimate for a hypothetical 10% fluctuation in commodity prices the gain or loss would be $5 million. The sensitivity analysis of the effects of changes in commodity prices assumes the notional value to remain constant for the next 12 months. Any change in the value of the contracts would be offset by an inverse change in the value of the underlying hedged transactions.
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

FORWARD-LOOKING STATEMENTS
This Annual Report to Shareholders contains forward-looking statements concerning litigation, expected capital expenditures, future pension contributions, future dividend payments, anticipated share repurchases, and expected restructuring program charges and benefits, among others. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to Eaton, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside Eaton’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: the course of the COVID-19 pandemic, including government responses thereto and the rate of global economic recovery therefrom; unanticipated changes in the markets for the Company’s business segments; unanticipated downturns in business relationships with customers or their purchases from us; the availability of credit to customers and suppliers; supply chain disruptions, competitive pressures on sales and pricing; unanticipated changes in the cost of material, labor and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; strikes or other labor unrest; the impact of acquisitions and divestitures; unanticipated difficulties integrating acquisitions; new laws and governmental regulations; interest rate changes; tax rate changes or exposure to additional income tax liability; stock market and currency fluctuations; war, natural disasters, civil or political unrest or terrorism; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.