Form 10-Q
period 2023-03-31
Eaton Corp plc
filed 2023-05-02
CIK 1551182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 398.6 million Ordinary Shares outstanding as of March 31, 2023.

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended March 31
(In millions except for per share data)	2023	2022
Net sales	$5,483	$4,843

Cost of products sold	3,599	3,269
Selling and administrative expense	904	790
Research and development expense	179	165
Interest expense - net	50	32
Gain on sale of business	—	24
Other income - net	(11)	(8)
Income before income taxes	762	619
Income tax expense	123	86
Net income	639	533
Less net income for noncontrolling interests	(1)	(1)
Net income attributable to Eaton ordinary shareholders	$638	$532

Net income per share attributable to Eaton ordinary shareholders
Diluted	$1.59	$1.33
Basic	1.60	1.33

Weighted-average number of ordinary shares outstanding
Diluted	400.5	401.8
Basic	398.5	399.2

Cash dividends declared per ordinary share	$0.86	$0.81

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended March 31
(In millions)	2023	2022
Net income	$639	$533
Less net income for noncontrolling interests	(1)	(1)
Net income attributable to Eaton ordinary shareholders	638	532

Other comprehensive income (loss), net of tax
Currency translation and related hedging instruments	119	(62)
Pensions and other postretirement benefits	(2)	77
Cash flow hedges	15	101
Other comprehensive income attributable to Eaton ordinary shareholders	132	116

Total comprehensive income attributable to Eaton ordinary shareholders	$770	$648

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED BALANCE SHEETS

(In millions)	March 31, 2023	December 31, 2022
Assets
Current assets
Cash	$235	$294
Short-term investments	289	261
Accounts receivable - net	4,239	4,076
Inventory	3,604	3,430
Prepaid expenses and other current assets	772	685
Total current assets	9,138	8,746

Property, plant and equipment
Land and buildings	2,174	2,129
Machinery and equipment	6,021	5,885
Gross property, plant and equipment	8,195	8,013
Accumulated depreciation	(4,989)	(4,867)
Net property, plant and equipment	3,206	3,146

Other noncurrent assets
Goodwill	14,894	14,796
Other intangible assets	5,386	5,485
Operating lease assets	579	570
Deferred income taxes	340	330
Other assets	1,975	1,940
Total assets	$35,517	$35,014

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$87	$324
Current portion of long-term debt	8	10
Accounts payable	3,118	3,072
Accrued compensation	350	467
Other current liabilities	2,524	2,488
Total current liabilities	6,087	6,360

Noncurrent liabilities
Long-term debt	8,701	8,321
Pension liabilities	651	649
Other postretirement benefits liabilities	174	177
Operating lease liabilities	466	459
Deferred income taxes	537	530
Other noncurrent liabilities	1,417	1,444
Total noncurrent liabilities	11,946	11,580

Shareholders’ equity
Ordinary shares (398.6 million outstanding in 2023 and 397.8 million in 2022)	4	4
Capital in excess of par value	12,502	12,512
Retained earnings	8,757	8,468
Accumulated other comprehensive loss	(3,814)	(3,946)
Shares held in trust	—	(1)
Total Eaton shareholders’ equity	17,449	17,038
Noncontrolling interests	36	38
Total equity	17,485	17,075
Total liabilities and equity	$35,517	$35,014
The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31
(In millions)	2023	2022
Operating activities
Net income	$639	$533
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	238	244
Deferred income taxes	17	15
Pension and other postretirement benefits expense	4	6
Contributions to pension plans	(29)	(32)
Contributions to other postretirement benefits plans	(5)	(6)
Gain on sale of business	—	(24)
Changes in working capital	(498)	(785)
Other - net	(31)	91
Net cash provided by operating activities	335	42

Investing activities
Capital expenditures for property, plant and equipment	(126)	(115)
Cash paid for acquisition of a business, net of cash acquired	—	(612)
Proceeds from sales of property, plant and equipment	3	4
Investments in associate companies	—	(17)
Purchases of short-term investments - net	(27)	(1)
Proceeds from settlement of currency exchange contracts not designated as hedges - net	41	—
Other - net	(14)	(21)
Net cash used in investing activities	(124)	(762)

Financing activities
Proceeds from borrowings	318	—
Payments on borrowings	(3)	(4)
Short-term debt, net	(236)	1,105
Cash dividends paid	(334)	(320)
Exercise of employee stock options	17	8
Repurchase of shares	—	(86)
Employee taxes paid from shares withheld	(40)	(50)
Other - net	(1)	(1)
Net cash provided by (used in) financing activities	(281)	652

Effect of currency on cash	11	8
Total decrease in cash	(59)	(60)
Cash at the beginning of the period	294	297
Cash at the end of the period	$235	$237

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
This Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in Eaton’s 2022 Form 10-K. The interim period results are not necessarily indicative of the results to be expected for the full year. Management has evaluated subsequent events through the date this Form 10-Q was filed with the Securities and Exchange Commission.
Certain prior year amounts have been reclassified to conform to the current year presentation.
Adoption of New Accounting Standard
Eaton adopted Accounting Standards Update 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, in the first quarter of 2023. The standard requires disclosure of certain information about the Company's supply chain finance program, including key terms and a rollforward of confirmed amounts payable. The adoption of the standard did not have a material impact on the condensed consolidated financial statements.
Note 2.ACQUISITIONS AND DIVESTITURE OF BUSINESSES
Sale of Hydraulics business
On August 2, 2021, Eaton completed the sale of the Hydraulics business to Danfoss A/S and recognized a pre-tax gain of $617 million in 2021. The Company finalized negotiations of post-closing adjustments with Danfoss A/S and recognized an additional pre-tax gain of $24 million in the first quarter of 2022 and received cash of $22 million in the second quarter of 2022 from Danfoss A/S to fully settle all post-closing adjustments.
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
Acquisition of a 49% stake in Jiangsu Ryan Electrical Co. Ltd.
On April 23, 2023, Eaton acquired a 49 percent stake in Jiangsu Ryan Electrical Co. Ltd., a manufacturer of power distribution and sub-transmission transformers in China. Eaton will account for this investment on the equity method of accounting and will report it within the Electrical Global business segment.

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
The following table provides disaggregated sales by lines of businesses, geographic destination, market channel or end market, as applicable, for the Company's operating segments:

	Three months ended March 31
(In millions)	2023	2022
Electrical Americas
Products	$716	$603
Systems	1,578	1,288
Total	$2,294	$1,891

Electrical Global
Products	$882	$876
Systems	618	561
Total	$1,500	$1,437

Aerospace
Original Equipment Manufacturers	$314	$293
Aftermarket	264	221
Industrial and Other	225	204
Total	$803	$718

Vehicle
Commercial	$448	$402
Passenger and Light Duty	291	269
Total	$739	$671

eMobility	$147	$126

Total net sales	$5,483	$4,843

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (revenue recognized exceeds amount billed to the customer), and deferred revenue (advance payments and billings in excess of revenue recognized). Accounts receivable from customers were $3,726 million and $3,581 million at March 31, 2023 and December 31, 2022, respectively. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. These assets and liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Unbilled receivables were $251 million and $233 million at March 31, 2023 and December 31, 2022, respectively, and are recorded in Prepaid expenses and other current assets. The increase in unbilled receivables reflects higher revenue recognized from increased business activity in 2023.
Changes in the deferred revenue liabilities are as follows:

(In millions)	Deferred Revenue
Balance at January 1, 2023	$508
Customer deposits and billings	514
Revenue recognized in the period	(421)
Translation	4
Balance at March 31, 2023	$605

(In millions)	Deferred Revenue
Balance at January 1, 2022	$422
Customer deposits and billings	342
Revenue recognized in the period	(334)
Translation	(2)
Balance at March 31, 2022	$428
Deferred revenue liabilities of $586 million and $489 million as of March 31, 2023 and December 31, 2022, respectively, were included in Other current liabilities with the remaining balance presented in Other noncurrent liabilities.
A significant portion of open orders placed with Eaton are by original equipment manufacturers or distributors. These open orders are not considered firm as they have been historically subject to releases by customers. In measuring backlog of unsatisfied or partially satisfied obligations, only the amount of orders to which customers are firmly committed are included. Using this criterion, total backlog at March 31, 2023 was approximately $12.3 billion. At March 31, 2023, approximately 82% of this backlog is targeted for delivery to customers in the next twelve months and the rest thereafter.

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
Accounts receivable are net of an allowance for credit losses of $39 million and $31 million at March 31, 2023 and December 31, 2022, respectively. The change in the allowance for credit losses includes expense and net write-offs, none of which are significant.

Note 5.    INVENTORY
Inventory is carried at lower of cost or net realizable value. The components of inventory are as follows:

(In millions)	March 31, 2023	December 31, 2022
Raw materials	$1,407	$1,275
Work-in-process	916	781
Finished goods	1,281	1,375
Total inventory	$3,604	$3,430

Note 6.    GOODWILL
Changes in the carrying amount of goodwill by segment are as follows:

(In millions)	January 1, 2023	Translation	March 31, 2023
Electrical Americas	$7,402	$8	$7,411
Electrical Global	3,929	58	3,987
Aerospace	2,844	30	2,873
Vehicle	287	1	288
eMobility	334	—	334
Total	$14,796	$98	$14,894

Note 7.    SUPPLY CHAIN FINANCE PROGRAM
The Company negotiates payment terms directly with its suppliers for the purchase of goods and services. In addition, a third-party financial institution offers a voluntary supply chain finance (SCF) program that enables certain of the Company’s suppliers, at the supplier’s sole discretion, to sell receivables due from the Company to the financial institution on terms directly negotiated with the financial institution. If a supplier elects to participate in the SCF program, the supplier decides which invoices are sold to the financial institution and the Company has no economic interest in a supplier’s decision to sell an invoice. Payments by the Company to participating suppliers are paid to the financial institution on the invoice due date, regardless of whether an individual invoice is sold by the supplier to the financial institution. The amounts due to the financial institution for suppliers that participate in the SCF program are included in Accounts payable on the Consolidated Balance Sheets, and the associated payments are included in operating activities on the Condensed Consolidated Statements of Cash Flows.
The changes in SCF obligations are as follows:

(In millions)	SCF Obligations
Balance at January 1, 2023	$208
Invoices confirmed during the period	297
Invoices paid during the period	(234)
Translation	12
Balance at March 31, 2023	$283

Note 8.    DEBT
On March 3, 2023, a subsidiary of Eaton issued Euro denominated notes (2023 Euro Notes) in a private issuance with a face value of €300 million ($318 million). The floating rate notes are due June 3, 2024 with interest payable quarterly based on the three-month Euro Interbank Offered Rate plus 25 basis points. The 2023 Euro Notes are fully and unconditionally guaranteed on an unsubordinated, unsecured basis by Eaton. The 2023 Euro Notes contain a change of control provision which requires the Company to make an offer to purchase all or any part of the 2023 Euro Notes at a purchase price of 100.5% of the principal amount plus accrued and unpaid interest. The 2023 Euro Notes are subject to customary non-financial covenants.

Note 9.    RETIREMENT BENEFITS PLANS
The components of retirement benefits expense (income) are as follows:

	United States pension benefit expense (income)		Non-United States pension benefit expense (income)		Other postretirement benefits expense (income)
	Three months ended March 31
(In millions)	2023	2022	2023	2022	2023	2022
Service cost	$5	$8	$11	$16	$—	$—
Interest cost	36	20	21	12	2	2
Expected return on plan assets	(49)	(53)	(30)	(31)	—	—
Amortization	1	8	1	12	(4)	(2)
	(7)	(17)	3	9	(2)	—
Settlements	9	14	1	—	—	—
Total expense (income)	$2	$(3)	$4	$9	$(2)	$—
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
During the first quarter of 2023 and 2022, the Company recognized settlement losses from lump-sum distributions of $10 million and $14 million, respectively. During the first quarter of 2022, the Company remeasured certain pension plans as a result of lump-sum distributions exceeding or expected to exceed the sum of service and interest costs for the year. These remeasurements resulted in an increase of $47 million in funded status and corresponding decrease in Accumulated other comprehensive loss in the first quarter of 2022.
Note 10.     LEGAL CONTINGENCIES
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

Note 11.     INCOME TAXES
The effective income tax rate for the first quarter of 2023 was expense of 16.1% compared to expense of 13.9% for the first quarter of 2022. The increase in the effective tax rate in the first quarter of 2023 was primarily due to greater levels of income in higher tax jurisdictions and a smaller impact from the excess tax benefits recognized for employee share-based payments in the quarter.

Note 12. EQUITY
The changes in Shareholders’ equity are as follows:

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at January 1, 2023	397.8	$4	$12,512	$8,468	$(3,946)	$(1)	$17,038	$38	$17,075
Net income	—	—	—	638	—	—	638	1	639
Other comprehensive income, net of tax					132		132	—	132
Cash dividends paid and accrued	—	—	—	(348)	—	—	(348)	(4)	(352)
Issuance of shares under equity-based compensation plans	0.7	—	(11)	(1)	—	1	(11)	—	(11)
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	1	1
Balance at March 31, 2023	398.6	$4	$12,502	$8,757	$(3,814)	$—	$17,449	$36	$17,485

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at January 1, 2022	398.8	$4	$12,449	$7,594	$(3,633)	$(1)	$16,413	$38	$16,451
Net income	—	—	—	532	—	—	532	1	533
Other comprehensive income, net of tax					116		116	—	116
Cash dividends paid and accrued	—	—	—	(331)	—	—	(331)	(2)	(333)
Issuance of shares under equity-based compensation plans	0.8	—	(22)	(2)	—	—	(24)	—	(24)
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(1)	(1)
Repurchase of shares	(0.6)	—	—	(86)	—	—	(86)	—	(86)
Balance at March 31, 2022	399.0	$4	$12,427	$7,707	$(3,517)	$(1)	$16,620	$36	$16,656
On February 27, 2019, the Board of Directors adopted a share repurchase program for share repurchases up to $5.0 billion of ordinary shares (2019 Program). On February 23, 2022, the Board renewed the 2019 Program by providing authority for up to $5.0 billion in repurchases to be made during the three-year period commencing on that date (2022 Program). Under the 2022 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During the three months ended March 31, 2023, no ordinary shares were repurchased. During the three months ended March 31, 2022, 0.6 million ordinary shares were repurchased under the 2022 program in the open market at a total cost of $86 million.
The changes in Accumulated other comprehensive loss are as follows:

(In millions)	Currency translation and related hedging instruments	Pensions and other postretirement benefits	Cash flow hedges	Total
Balance at January 1, 2023	$(3,264)	$(810)	$129	$(3,946)
Other comprehensive income (loss) before reclassifications	121	(11)	26	136
Amounts reclassified from Accumulated other comprehensive loss (income)	(1)	8	(11)	(4)
Net current-period Other comprehensive income (loss)	119	(2)	15	132
Balance at March 31, 2023	$(3,145)	$(813)	$144	$(3,814)

The reclassifications out of Accumulated other comprehensive loss are as follows:

(In millions)	Three months ended March 31, 2023		Consolidated Statements of Income classification
Gains and (losses) on net investment hedges (amount excluded from effectiveness testing)
Currency exchange contracts	$1		Interest expense - net
Tax expense	—
Total, net of tax	1

Amortization of defined benefits pensions and other postretirement benefits items
Actuarial loss and prior service cost	(8)	1
Tax benefit	—
Total, net of tax	(8)

Gains and (losses) on cash flow hedges
Floating-to-fixed interest rate swaps	3		Interest expense - net
Currency exchange contracts	11		Net sales and Cost of products sold
Tax expense	(3)
Total, net of tax	11

Total reclassifications for the period	$4
1 These components of Accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 9 for additional information about pension and other postretirement benefits items.
Net Income Per Share Attributable to Eaton Ordinary Shareholders
A summary of the calculation of net income per share attributable to Eaton ordinary shareholders is as follows:

	Three months ended March 31
(In millions except for per share data)	2023	2022
Net income attributable to Eaton ordinary shareholders	$638	$532

Weighted-average number of ordinary shares outstanding - diluted	400.5	401.8
Less dilutive effect of equity-based compensation	2.0	2.6
Weighted-average number of ordinary shares outstanding - basic	398.5	399.2

Net income per share attributable to Eaton ordinary shareholders
Diluted	$1.59	$1.33
Basic	1.60	1.33
For the first quarter of 2023 and 2022, all stock options were excluded from the calculation of diluted net income per share attributable to Eaton ordinary shareholders because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive.

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
A summary of financial instruments and contingent consideration recognized at fair value, and the fair value measurements used, is as follows:

(In millions)	Total	Level 1	Level 2	Level 3
March 31, 2023
Cash	$235	$235	$—	$—
Short-term investments	289	289	—	—
Net derivative contracts	44	—	44	—
Contingent future payments from acquisition of Green Motion	(45)	—	—	(45)

December 31, 2022
Cash	$294	$294	$—	$—
Short-term investments	261	261	—	—
Net derivative contracts	29	—	29	—
Contingent future payments from acquisition of Green Motion	(44)	—	—	(44)
Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities.
On March 22, 2021, Eaton acquired Green Motion SA, a leading designer and manufacturer of electric vehicle charging hardware and related software based in Switzerland. Green Motion SA was acquired for $106 million, including $49 million of cash paid at closing and an initial estimate of $57 million for the fair value of contingent future consideration based on 2023 and 2024 revenue performance. The fair value of contingent consideration liabilities is estimated by discounting contingent payments expected to be made, and may increase or decrease based on changes in revenue estimates and discount rates, with a maximum possible undiscounted value of $112 million. As of March 31, 2023, the fair value of the contingent future payments has been reduced to $45 million based primarily on anticipated reductions in projected 2023 revenue compared to the initial estimate.
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $8,709 million and fair value of $8,181 million at March 31, 2023 compared to $8,331 million and $7,625 million, respectively, at December 31, 2022. The fair value of Eaton's debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and is considered a Level 2 fair value measurement.

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
Eaton uses currency exchange contracts and certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against foreign currency exposure (net investment hedges). The Company uses the spot rate method to assess hedge effectiveness when currency exchange contracts are used in net investment hedges. Under this method, changes in the spot exchange rate are recognized in Accumulated other comprehensive loss. Changes related to the forward rate are excluded from the hedging relationship and the forward points are amortized to Interest expense - net on a straight-line basis over the term of the contract. The cash flows resulting from these currency exchange contracts are classified in investing activities on the Condensed Consolidated Statements of Cash Flows.

Derivative Financial Statement Impacts
The fair value of derivative financial instruments recognized in the Consolidated Balance Sheets is as follows:

(In millions)	Notional amount	Other current assets	Other noncurrent assets	Other current liabilities	Other noncurrent liabilities	Type of hedge	Term
March 31, 2023
Derivatives designated as hedges
Currency exchange contracts	$1,138	$49	$3	$14	$5	Cash flow	1 to 34 months
Commodity contracts	48	4	—	1	—	Cash flow	1 to 12 months
Currency exchange contracts	587	1	—	—	—	Net investment	3 months
Total		$53	$3	$15	$5

Derivatives not designated as hedges
Currency exchange contracts	$4,977	$22		$14			1 to 12 months

December 31, 2022
Derivatives designated as hedges
Currency exchange contracts	$1,240	$35	$2	$17	$9	Cash flow	1 to 36 months
Commodity contracts	64	4	—	2	—	Cash flow	1 to 12 months
Total		$39	$2	$19	$9

Derivatives not designated as hedges
Currency exchange contracts	$4,683	$30		$14			1 to 12 months
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
Foreign currency denominated debt designated as non-derivative net investment hedging instruments had a carrying value on an after-tax basis of $3,092 million at March 31, 2023 and $2,711 million at December 31, 2022.
As of March 31, 2023, the volume of outstanding commodity contracts that were entered into to hedge forecasted transactions:

Commodity	March 31, 2023		Term
Aluminum	4	Millions of pounds	1 to 12 months
Copper	7	Millions of pounds	1 to 12 months
Gold	1,690	Troy ounces	1 to 12 months
Silver	510,167	Troy ounces	1 to 12 months

The following amounts were recorded on the Consolidated Balance Sheets related to fixed-to-floating interest rate swaps:

(In millions)	Carrying amount of the hedged assets (liabilities)		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged asset (liabilities) (a)
Location on Consolidated Balance Sheets	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Long-term debt	$(713)	$(713)	$(47)	$(48)
(a) At March 31, 2023 and December 31, 2022, these amounts include the cumulative liability amount of fair value hedging adjustments remaining for which the hedge accounting has been discontinued of $47 million and $48 million, respectively.
The impact of cash flow and fair value hedging activities to the Consolidated Statements of Income is as follows:

	Three months ended March 31, 2023
(In millions)	Net sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$5,483	$3,599	$50

Gain (loss) on derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps
Hedged item	$—	$—	$(3)
Derivative designated as hedging instrument	—	—	3

Currency exchange contracts
Hedged item	$2	$(15)	$—
Derivative designated as hedging instrument	(2)	15	—

	Three months ended March 31, 2022
(In millions)	Net sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$4,843	$3,269	$32

Gain (loss) on derivatives designated as cash flow hedges
Currency exchange contracts
Hedged item	$2	$(3)	$—
Derivative designated as hedging instrument	(2)	3	—

Commodity contracts
Hedged item	$—	$(1)	$—
Derivative designated as hedging instrument	—	1	—

Gain (loss) on derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps
Hedged item	$—	$—	$8
Derivative designated as hedging instrument	—	—	(8)

The impact of derivatives not designated as hedges to the Consolidated Statements of Income is as follows:

	Gain (loss) recognized in Consolidated Statements of Income		Consolidated Statements of Income classification
	Three months ended March 31
(In millions)	2023	2022
Gain (loss) on derivatives not designated as hedges
Currency exchange contracts	$11	$(8)	Interest expense - net
Commodity contracts	—	1	Other expense (income) - net and Cost of products sold (a)
Total	$11	$(7)
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
The impact of derivative and non-derivative instruments designated as hedges to the Consolidated Statements of Income and Comprehensive Income is as follows:

	Gain (loss) recognized in other comprehensive income (loss)		Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	Three months ended March 31			Three months ended March 31
(In millions)	2023	2022		2023	2022
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	$—	$124	Interest expense - net	$3	$—
Currency exchange contracts	31	—	Net sales and Cost of products sold	11	—
Commodity contracts	2	5	Cost of products sold	—	1

Derivatives designated as net investment hedges
Currency exchange contracts
Effective portion	(14)	—	Gain (loss) on sale of business	—	—
Amount excluded from effectiveness testing	5	—	Interest expense - net	1	—

Non-derivative designated as net investment hedges
Foreign currency denominated debt	(63)	62	Gain (loss) on sale of business	—	—
Total	$(39)	$191		$15	$1
The pre-tax portion of the fair value of currency exchange contracts designated as net investment hedges included in Accumulated other comprehensive loss were net losses of $14 million at March 31, 2023. The pre-tax portion of the fair value of the forward points included in Accumulated other comprehensive loss were net gains of $4 million at March 31, 2023.
At March 31, 2023, a gain of $38 million of estimated unrealized net gains or losses associated with our cash flow hedges were expected to be reclassified to income from Accumulated other comprehensive loss within the next twelve months. These reclassifications relate to our designated foreign currency and commodity hedges that will mature in the next 12 months.

Note 15.     RESTRUCTURING CHARGES
In the second quarter of 2020, Eaton initiated a multi-year restructuring program to reduce its cost structure and gain efficiencies in its business segments and at corporate in order to respond to declining market conditions brought on by the COVID-19 pandemic. Since the inception of the program, the Company has incurred charges of $335 million. These restructuring activities are expected to be completed in 2023 with total estimated charges of $350 million cumulatively for the entire program. The remaining charges in 2023 are expected to relate primarily to plant closing and other costs.
A summary of restructuring program charges is as follows:

	Three months ended March 31
(In millions except for per share data)	2023	2022
Workforce reductions	$2	$5
Plant closing and other	7	13
Total before income taxes	10	18
Income tax benefit	2	4
Total after income taxes	$8	$14
Per ordinary share - diluted	$0.02	$0.03

Restructuring program charges related to the following segments:

	Three months ended March 31
(In millions)	2023	2022
Electrical Americas	$2	$5
Electrical Global	3	5
Aerospace	1	3
Vehicle	2	3
Corporate	1	2
Total	$10	$18
A summary of liabilities related to workforce reductions, plant closing and other associated costs is as follows:

(In millions)	Workforce reductions	Plant closing and other	Total
Balance at January 1, 2020	$—	$—	$—
Liability recognized	172	42	214
Payments, utilization and translation	(33)	(39)	(72)
Balance at December 31, 2020	139	3	142
Liability recognized	21	57	78
Payments, utilization and translation	(64)	(52)	(116)
Balance at December 31, 2021	96	8	104
Liability recognized, net[1]	(13)	47	33
Payments, utilization and translation	(45)	(51)	(96)
Balance at December 31, 2022	38	4	41
Liability recognized	2	7	10
Payments	(5)	(8)	(13)
Balance at March 31, 2023	$35	$3	$38
1The restructuring program liability was adjusted by $30 million in 2022 related to true-ups for completed workforce reductions and the decision not to close a facility in the Vehicle segment that was previously included in the program.
These restructuring program charges were included in Cost of products sold, Selling and administrative expense, Research and development expense, or Other income - net, as appropriate. In Business Segment Information, these restructuring program charges are treated as Corporate items. See Note 16 for additional information about business segments.

Note 16.     BUSINESS SEGMENT INFORMATION
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance. Eaton's operating segments are Electrical Americas, Electrical Global, Aerospace, Vehicle, and eMobility. Operating profit includes the operating profit from intersegment sales. For additional information regarding Eaton's business segments, see Note 17 to the Consolidated Financial Statements contained in the 2022 Form 10-K.

	Three months ended March 31
(In millions)	2023	2022
Net sales
Electrical Americas	$2,294	$1,891
Electrical Global	1,500	1,437
Aerospace	803	718
Vehicle	739	671
eMobility	147	126
Total net sales	$5,483	$4,843

Segment operating profit (loss)
Electrical Americas	$525	$361
Electrical Global	274	279
Aerospace	180	159
Vehicle	107	113
eMobility	(4)	(3)
Total segment operating profit	1,082	909

Corporate
Intangible asset amortization expense	(124)	(128)
Interest expense - net	(50)	(32)
Pension and other postretirement benefits income	11	19
Restructuring program charges	(10)	(18)
Other expense - net	(148)	(131)
Income before income taxes	762	619
Income tax expense	123	86
Net income	639	533
Less net income for noncontrolling interests	(1)	(1)
Net income attributable to Eaton ordinary shareholders	$638	$532

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
Additionally, over the past several years, Eaton has completed a number of transactions to add higher growth, better margin businesses to its portfolio. These portfolio updates have the Company better aligned with secular growth trends and well positioned for expected further growth. These changes to our portfolio of businesses along with double digit organic sales growth and operational performance has led to 20% growth in our net income per share in the first quarter of 2023 compared to the first quarter of 2022.
Founded in 1911, 2023 marks Eaton's 100th anniversary of being listed on the New York Stock Exchange. We reported revenues of $20.8 billion in 2022 and serve customers in more than 170 countries.
Portfolio Changes
The Company continues to actively manage its portfolio of businesses to deliver on its strategic objectives. The Company is focused on deploying its capital toward businesses that provide opportunities for above-market growth, strong returns, and align with secular trends and its power management strategies. During 2022 and 2023, Eaton continued to selectively add businesses to strengthen its portfolio.

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

Jiangsu Ryan Electrical Co. Ltd.	April 23, 2023	Electrical Global
A 49 percent stake in Jiangsu Ryan Electrical Co. Ltd., a manufacturer of power distribution and sub-transmission transformers in China.
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
Acquisition and Divestiture Charges
Eaton incurs integration charges and transaction costs to acquire and integrate businesses, and transaction, separation and other costs to divest and exit businesses. Eaton also recognizes gains and losses on the sale of businesses. A summary of these Corporate items is as follows:

	Three months ended March 31
(In millions except for per share data)	2023	2022
Acquisition integration, divestiture charges and transaction costs	$13	$29
Gain on the sale of the Hydraulics business	—	(24)
Total before income taxes	13	5
Income tax benefit	3	1
Total after income taxes	$11	$4
Per ordinary share - diluted	$0.03	$0.01
Acquisition integration, divestiture charges and transaction costs in 2023 and 2022 are primarily related to the acquisition of Royal Power Solutions and other acquisitions completed prior to 2022, and other charges and income to acquire and exit businesses. These charges were included in Cost of products sold, Selling and administrative expense, Research and development expense, or Other income - net. In Business Segment Information in Note 16, the charges were included in Other expense - net.
Restructuring
In the second quarter of 2020, Eaton initiated a multi-year restructuring program to reduce its cost structure and gain efficiencies in its business segments and at corporate in order to respond to declining market conditions brought on by the COVID-19 pandemic. Since the inception of the program, the Company has incurred charges of $335 million. These restructuring activities are expected to be completed in 2023 with total estimated charges of $350 million cumulatively for the entire program and projected mature year savings of $250 million when fully implemented. The remaining charges in 2023 are expected to relate primarily to plant closing and other costs. Additional information related to this restructuring is presented in Note 15.
Intangible Asset Amortization Expense
Intangible asset amortization expense is as follows:

	Three months ended March 31
(In millions except for per share data)	2023	2022
Intangible asset amortization expense	$124	$128
Income tax benefit	27	29
Total after income taxes	$97	$99
Per ordinary share - diluted	$0.24	$0.25

Consolidated Financial Results

	Three months ended March 31		Increase (decrease)
(In millions except for per share data)	2023	2022
Net sales	$5,483	$4,843	13%
Gross profit	1,884	1,574	20%
Percent of net sales	34.4%	32.5%
Income before income taxes	762	619	23%
Net income	639	533	20%
Less net income for noncontrolling interests	(1)	(1)
Net income attributable to Eaton ordinary shareholders	638	532	20%
Excluding acquisition and divestiture charges, after-tax	11	4
Excluding restructuring program charges, after-tax	8	14
Excluding intangible asset amortization expense, after-tax	97	99
Adjusted earnings	$753	$649	16%

Net income per share attributable to Eaton ordinary shareholders - diluted	$1.59	$1.33	20%
Excluding per share impact of acquisition and divestiture charges, after-tax	0.03	0.01
Excluding per share impact of restructuring program charges, after-tax	0.02	0.03
Excluding per share impact of intangible asset amortization expense, after-tax	0.24	0.25
Adjusted earnings per ordinary share	$1.88	$1.62	16%
Net Sales

Changes in Net sales are summarized as follows:	Three months ended March 31
2023
Organic growth	15%
Foreign currency	(2)%
Total increase (decrease) in Net sales	13%
Organic sales increased 15% in the first quarter of 2023 due to broad-based strength in end-markets of the Electrical Americas and Electrical Global business segments, strength in sales to commercial OEM and aftermarket in the Aerospace business segment, and higher sales volumes including inflationary pricing recovery for both Vehicle and eMobility business segments.
Gross Profit
Gross profit margin increased from 32.5% in the first quarter of 2022 to 34.4% in the first quarter of 2023 primarily due to higher sales volumes including inflationary pricing recovery. Conversely, wage and commodity inflation, and operating inefficiencies had an unfavorable impact on gross margin, despite offsetting price actions.
Income Taxes
The effective income tax rate for the first quarter of 2023 was expense of 16.1% compared to expense of 13.9% for the first quarter of 2022. The increase in the effective tax rate in the first quarter of 2023 was primarily due to greater levels of income in higher tax jurisdictions and a smaller impact from the excess tax benefits recognized for employee share-based payments in the quarter.

Net Income
Changes in Net income attributable to Eaton ordinary shareholders and Net income per share attributable to Eaton ordinary shareholders - diluted are summarized as follows:

	Three months ended
(In millions except for per share data)	Dollars	Per share
March 31, 2022	$532	$1.33
Business segment results of operations
Performance	160	0.40
Foreign currency	(13)	(0.03)
Corporate
Intangible asset amortization expense	2	0.01
Restructuring program charges	6	0.01
Acquisition and divestiture charges	(7)	(0.02)
Other corporate items	(29)	(0.07)
Tax rate impact	(13)	(0.03)
March 31, 2023	$638	$1.59
Business Segment Results of Operations
The following is a discussion of Net sales, operating profit and operating margin by business segment.
Electrical Americas

	Three months ended March 31		Increase (decrease)
(In millions)	2023	2022
Net sales	$2,294	$1,891	21%

Operating profit	$525	$361	45%
Operating margin	22.9%	19.1%
Net sales increased 21% in the first quarter of 2023 compared to the first quarter of 2022 due to a 22% increase in organic sales with a small offset from negative currency translation. The increase in organic sales reflects broad-based strength in end-markets, with particular strength in commercial & institutional, utility, and data center end-markets.
The operating margin increased from 19.1% in the first quarter of 2022 to 22.9% in the first quarter of 2023 primarily due to higher sales volumes including inflationary pricing recovery, partially offset by wage and commodity inflation.

Electrical Global

	Three months ended March 31		Increase (decrease)
(In millions)	2023	2022
Net sales	$1,500	$1,437	4%

Operating profit	$274	$279	(2)%
Operating margin	18.3%	19.4%

Changes in Net sales are summarized as follows:			Three months ended March 31
			2023
Organic growth			8%
Divestiture			(1)%
Foreign currency			(3)%
Total increase in Net sales			4%
The increase in organic sales in the first quarter of 2023 was primarily due to strength in utility, data center and distributed IT end-markets.
The operating margin decreased from 19.4% in the first quarter of 2022 to 18.3% in the first quarter of 2023 primarily due to operating inefficiencies from ongoing, but improving, supply chain constraints and higher costs to support growth initiatives, partially offset by higher sales volumes including inflationary pricing recovery.
Aerospace

	Three months ended March 31		Increase (decrease)
(In millions)	2023	2022
Net sales	$803	$718	12%

Operating profit	$180	$159	13%
Operating margin	22.5%	22.1%

Changes in Net sales are summarized as follows:			Three months ended March 31
			2023
Organic growth			13%
Foreign currency			(1)%
Total increase in Net sales			12%
The increase in organic sales in the first quarter of 2023 was primarily due to strength in sales to commercial OEM and aftermarket.
The operating margin increased from 22.1% in the first quarter of 2022 to 22.5% in the first quarter of 2023 primarily due to higher sales volumes including inflationary pricing recovery, partially offset by commodity and wage inflation.

Vehicle

	Three months ended March 31		Increase (decrease)
(In millions)	2023	2022
Net sales	$739	$671	10%

Operating profit	$107	$113	(5)%
Operating margin	14.5%	16.8%

Changes in Net sales are summarized as follows:			Three months ended March 31
			2023
Organic growth			11%
Foreign currency			(1)%
Total increase in Net sales			10%
The increase in organic sales in the first quarter of 2023 was primarily due to strength in the North America truck and light vehicle markets, South American truck, bus and agriculture markets, and European light vehicle markets.
The operating margin decreased from 16.8% in the first quarter of 2022 to 14.5% in the first quarter of 2023 primarily due to commodity and wage inflation, and operating inefficiencies, partially offset by higher sales volumes including inflationary pricing recovery.
eMobility

	Three months ended March 31		Increase (decrease)
(In millions)	2023	2022
Net sales	$147	$126	17%

Operating loss	$(4)	$(3)	(33)%
Operating margin	(2.7)%	(2.4)%

Changes in Net sales are summarized as follows:			Three months ended March 31
			2023
Organic growth			18%
Foreign currency			(1)%
Total increase in Net sales			17%
The increase in organic sales in the first quarter of 2023 was due to strength in North American and European markets primarily due to robust demand for electric vehicles.
The operating margin decreased from negative 2.4% in the first quarter of 2022 to negative 2.7% in the first quarter of 2023 primarily due to manufacturing start-up costs associated with new electric vehicle programs, and wage and commodity inflation, partially offset by higher sales volumes including inflationary pricing recovery.

Corporate Expense

	Three months ended March 31		Increase (decrease)
(In millions)	2023	2022
Intangible asset amortization expense	$124	$128	(3)%
Interest expense - net	50	32	56%
Pension and other postretirement benefits income	(11)	(19)	(42)%
Restructuring program charges	10	18	(44)%
Other expense - net	148	131	13%
Total corporate expense	$320	$290	10%
Total corporate expense was $320 million in the first quarter of 2023 compared to $290 million in the first quarter of 2022. The increase in Total corporate expense for the first quarter of 2023 was primarily due to higher Interest expense - net and Other expense - net. The increase in Other expense - net is primarily due to the 2022 gain on sale of the Hydraulics business discussed in Note 2.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
Liquidity and Financial Condition
Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk.
On March 3, 2023, a subsidiary of Eaton issued Euro denominated notes (2023 Euro Notes) in a private issuance with a face value of €300 million ($318 million). The floating rate notes are due June 3, 2024 with interest payable quarterly based on the three-month Euro Interbank Offered Rate plus 25 basis points. Proceeds from the Euro Notes were used to pay down outstanding U.S. dollar commercial paper. The 2023 Euro Notes are fully and unconditionally guaranteed on an unsubordinated, unsecured basis by Eaton. The 2023 Euro Notes contain a change of control provision which requires the Company to make an offer to purchase all or any part of the 2023 Euro Notes at a purchase price of 100.5% of the principal amount plus accrued and unpaid interest. The 2023 Euro Notes are subject to customary non-financial covenants.
The Company maintains revolving credit facilities consisting of a $500 million 364-day revolving credit facility that will expire on October 2, 2023 and a $2,500 million five-year revolving credit facility that will expire on October 1, 2027. The revolving credit facilities totaling $3,000 million are used to support commercial paper borrowings and are fully and unconditionally guaranteed by Eaton and certain of its direct and indirect subsidiaries on an unsubordinated, unsecured basis. There were no borrowings outstanding under Eaton’s revolving credit facilities at March 31, 2023. The Company maintains access to the commercial paper markets through its $3,000 million commercial paper program, of which $59 million was outstanding on March 31, 2023, used primarily to manage fluctuations in working capital.
In 2022, the Company paid $610 million to acquire Royal Power Solutions and received cash of $22 million from Danfoss A/S to fully settle all post-closing adjustments from the sale of the Hydraulics business.
Over the course of a year, cash, short-term investments, and short-term debt may fluctuate in order to manage global liquidity. As of March 31, 2023 and December 31, 2022, Eaton had cash of $235 million and $294 million, short-term investments of $289 million and $261 million, and short-term debt of $87 million and $324 million, respectively. Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, availability under existing revolving credit facilities, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business, fund capital expenditures and acquisitions of businesses, as well as scheduled payments of long-term debt.
Eaton was in compliance with each of its debt covenants for all periods presented.
Cash Flows
A summary of cash flows is as follows:

	Three months ended March 31
(In millions)	2023	2022	Change from 2022
Net cash provided by operating activities	$335	$42	$293
Net cash used in investing activities	(124)	(762)	638
Net cash provided by (used in) financing activities	(281)	652	(933)
Effect of currency on cash	11	8	3
Total decrease in cash	$(59)	$(60)
Operating Cash Flow
Net cash provided by operating activities increased by $293 million in the first three months of 2023 compared to 2022 primarily due to lower working capital balances and higher net income in 2023, partially offset by cash received from the termination of interest rate swaps in 2022.
Investing Cash Flow
Net cash used in investing activities decreased by $638 million in the first three months of 2023 compared to 2022 primarily driven by no cash paid for business acquisitions in 2023 compared to cash paid for business acquisitions of $612 million in 2022.

Financing Cash Flow
Net cash used in financing activities increased by $933 million in the first three months of 2023 compared to 2022 primarily due to net payments of short-term debt of $236 million in 2023 compared to net proceeds of short-term debt of $1,105 million in 2022, partially offset by higher proceeds from borrowings of $318 million in 2023 compared to no proceeds from borrowings in 2022, and no repurchase of shares in 2023 compared to repurchase of shares of $86 million in 2022.
Uses of Cash
Capital Expenditures
Capital expenditures were $126 million and $115 million in the first three months of 2023 and 2022, respectively. Eaton expects approximately $700 million in capital expenditures in 2023.
Dividends
Cash dividend payments were $334 million and $320 million in the first three months of 2023 and 2022, respectively. Payment of quarterly dividends in the future depends upon the Company’s ability to generate net income and operating cash flows, among other factors, and is subject to declaration by the Eaton Board of Directors. The Company intends to continue to pay quarterly dividends in 2023.
Share Repurchases
On February 27, 2019, the Board of Directors adopted a share repurchase program for share repurchases up to $5.0 billion of ordinary shares (2019 Program). On February 23, 2022, the Board renewed the 2019 Program by providing authority for up to $5.0 billion in repurchases to be made during the three-year period commencing on that date (2022 Program). Under the 2022 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During the three months ended March 31, 2023, no ordinary shares were repurchased. During the three months ended March 31, 2022, 0.6 million ordinary shares were repurchased under the 2022 program in the open market at a total cost of $86 million. At March 31, 2023, there is $4,714 million still available for share repurchases under the 2022 Program. The Company will continue to pursue share repurchases in 2023 depending on market conditions and capital levels.
Acquisition of Businesses
The Company paid cash of $612 million to acquire a business in the first three months of 2022. There were no business acquisitions in the first three months of 2023. The Company will continue to focus on deploying its capital toward businesses that provide opportunities for higher growth and strong returns, and align with secular trends and its power management strategies.
Debt
The Company manages a number of short-term and long-term debt instruments, including commercial paper. At March 31, 2023, the Company had Short-term debt of $87 million, Current portion of long-term debt of $8 million, and Long-term debt of $8,701 million.
Supply Chain Finance Program
A third-party financial institution offers a voluntary supply chain finance (SCF) program that enables certain of the Company’s suppliers, at the supplier’s sole discretion, to sell receivables due from the Company to the financial institution on terms directly negotiated with the financial institution. The SCF program does not have a significant impact on the Company’s liquidity as payments by the Company to participating suppliers are paid to the financial institution on the invoice due date, regardless of whether an individual invoice is sold by the supplier to the financial institution. For additional information on the SCF program, see Note 7.

Guaranteed Debt
Issuers, Guarantors and Guarantor Structure
Eaton Corporation has issued senior notes pursuant to indentures dated April 1, 1994 (the 1994 Indenture), November 20, 2012 (the 2012 Indenture), September 15, 2017 (the 2017 Indenture) and August 23, 2022 (as supplemented by the First and Second Supplemental Indentures of the same date, the 2022 Indenture). The senior notes of Eaton Corporation are registered under the Securities Act of 1933, as amended (the Registered Senior Notes). Eaton Capital Unlimited Company, a subsidiary of Eaton, is the issuer of five outstanding series of debt securities sold in offshore transactions under Regulation S promulgated under the Securities Act (the Eurobonds). The Eurobonds and the Registered Senior Notes (together, the Senior Notes) comprise substantially all of Eaton’s long-term indebtedness.
Substantially all of the Senior Notes (with limited exceptions, for example, see Note 8 of the Financial Statements included herewith), together with the credit facilities described above under Liquidity and Financial Condition (the Credit Facilities), are guaranteed by Eaton and 17 of its subsidiaries. Accordingly, they rank equally with each other. However, because these obligations are not secured, they would be effectively subordinated to any existing or future secured indebtedness of Eaton and its subsidiaries. As of March 31, 2023, Eaton has no material, long-term secured debt. The guaranteed Registered Senior Notes are also structurally subordinated to the liabilities of Eaton's subsidiaries that are not guarantors. Except as described below under Future Guarantors, Eaton is not obligated to cause its subsidiaries to guarantee the Registered Senior Notes.
The table set forth in Exhibit 22 filed with the Form 10-K filed on February 23, 2023 (10-K Exhibit 22) details the primary obligors and guarantors with respect to the guaranteed Registered Senior Notes.
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
The 1994 Indenture does not contain provisions with respect to future guarantors.

Summarized Financial Information of Guarantors and Issuers

(In millions)	March 31, 2023	December 31, 2022
Current assets	$3,206	$3,363
Noncurrent assets	12,919	12,938
Current liabilities	2,634	2,948
Noncurrent liabilities	10,378	10,047
Amounts due to subsidiaries that are non-issuers and non-guarantors - net	16,565	16,285

(In millions)		Three months ended March 31, 2023
Net sales		$3,144
Sales to subsidiaries that are non-issuers and non-guarantors		256
Cost of products sold		2,505
Expense from subsidiaries that are non-issuers and non-guarantors - net		164
Net income		28
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

FORWARD-LOOKING STATEMENTS
This Form 10-Q Report contains forward-looking statements concerning our acquisition strategy, litigation, expected capital expenditures, future dividend payments, anticipated share repurchases, and expected restructuring program charges and benefits. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to Eaton, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside Eaton’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: the course of the COVID-19 pandemic, including government responses thereto and the rate of global economic recovery therefrom; unanticipated changes in the markets for the Company’s business segments; unanticipated downturns in business relationships with customers or their purchases from us; the availability of credit to customers and suppliers; supply chain disruptions, competitive pressures on sales and pricing; unanticipated changes in the cost of material, labor and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; strikes or other labor unrest; the impact of acquisitions and divestitures; unanticipated difficulties integrating acquisitions; new laws and governmental regulations; interest rate changes; tax rate changes or exposure to additional income tax liability; stock market and currency fluctuations; war, natural disasters, civil or political unrest or terrorism; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in exposures to market risk since December 31, 2022.

ITEM 4.CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures - Pursuant to SEC Rule 13a-15, an evaluation was performed under the supervision and with the participation of Eaton’s management, including Craig Arnold - Principal Executive Officer; and Thomas B. Okray - Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, management concluded that Eaton’s disclosure controls and procedures were effective as of March 31, 2023.
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
During the first quarter of 2023, there was no change in Eaton’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.
Information regarding the Company's current legal proceedings is presented in Note 10 of the Notes to the condensed consolidated financial statements.

ITEM 1A.RISK FACTORS.
“Item 1A. Risk Factors” in Eaton's 2022 Form 10-K includes a discussion of the Company's risk factors. There have been no material changes from the risk factors described in the 2022 Form 10-K.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c) Issuer's Purchases of Equity Securities
During the first quarter of 2023, there were no shares repurchased.

ITEM 6.EXHIBITS.
Eaton Corporation plc
First Quarter 2023 Report on Form 10-Q

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

EATON CORPORATION plc
Registrant

Date:	May 2, 2023	By:	/s/ Thomas B. Okray
Thomas B. Okray
Principal Financial Officer
(On behalf of the registrant and as Principal Financial Officer)