Form 10-Q
period 2023-06-30
Eaton Corp plc
filed 2023-08-01
CIK 1551182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 399.0 million Ordinary Shares outstanding as of June 30, 2023.

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended June 30		Six months ended June 30
(In millions except for per share data)	2023	2022	2023	2022
Net sales	$5,866	$5,212	$11,349	$10,054

Cost of products sold	3,747	3,505	7,346	6,774
Selling and administrative expense	986	828	1,890	1,618
Research and development expense	187	168	366	333
Interest expense - net	42	31	91	63
Gain on sale of business	—	—	—	24
Other expense (income) - net	7	(41)	(4)	(50)
Income before income taxes	898	720	1,660	1,339
Income tax expense	153	119	276	205
Net income	745	601	1,384	1,135
Less net income for noncontrolling interests	(1)	—	(3)	(1)
Net income attributable to Eaton ordinary shareholders	$744	$601	$1,382	$1,133

Net income per share attributable to Eaton ordinary shareholders
Diluted	$1.86	$1.50	$3.45	$2.82
Basic	1.86	1.51	3.47	2.84

Weighted-average number of ordinary shares outstanding
Diluted	400.7	400.7	400.6	401.2
Basic	398.9	399.0	398.7	399.1

Cash dividends declared per ordinary share	$0.86	$0.81	$1.72	$1.62

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended June 30		Six months ended June 30
(In millions)	2023	2022	2023	2022
Net income	$745	$601	$1,384	$1,135
Less net income for noncontrolling interests	(1)	—	(3)	(1)
Net income attributable to Eaton ordinary shareholders	744	601	1,382	1,133

Other comprehensive income (loss), net of tax
Currency translation and related hedging instruments	57	(470)	176	(533)
Pensions and other postretirement benefits	(2)	(41)	(5)	36
Cash flow hedges	(1)	68	14	169
Other comprehensive income (loss) attributable to Eaton ordinary shareholders	53	(444)	185	(328)

Total comprehensive income attributable to Eaton ordinary shareholders	$797	$157	$1,567	$805

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED BALANCE SHEETS

(In millions)	June 30, 2023	December 31, 2022
Assets
Current assets
Cash	$353	$294
Short-term investments	977	261
Accounts receivable - net	4,399	4,076
Inventory	3,670	3,430
Prepaid expenses and other current assets	904	685
Total current assets	10,303	8,746

Property, plant and equipment
Land and buildings	2,198	2,129
Machinery and equipment	6,139	5,885
Gross property, plant and equipment	8,337	8,013
Accumulated depreciation	(5,071)	(4,867)
Net property, plant and equipment	3,267	3,146

Other noncurrent assets
Goodwill	14,914	14,796
Other intangible assets	5,285	5,485
Operating lease assets	594	570
Deferred income taxes	354	330
Other assets	2,056	1,940
Total assets	$36,772	$35,014

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$94	$324
Current portion of long-term debt	402	10
Accounts payable	3,192	3,072
Accrued compensation	465	467
Other current liabilities	2,571	2,488
Total current liabilities	6,725	6,360

Noncurrent liabilities
Long-term debt	8,804	8,321
Pension liabilities	642	649
Other postretirement benefits liabilities	173	177
Operating lease liabilities	482	459
Deferred income taxes	531	530
Other noncurrent liabilities	1,428	1,444
Total noncurrent liabilities	12,060	11,580

Shareholders’ equity
Ordinary shares (399.0 million outstanding in 2023 and 397.8 million in 2022)	4	4
Capital in excess of par value	12,554	12,512
Retained earnings	9,156	8,468
Accumulated other comprehensive loss	(3,760)	(3,946)
Shares held in trust	(1)	(1)
Total Eaton shareholders’ equity	17,953	17,038
Noncontrolling interests	36	38
Total equity	17,988	17,075
Total liabilities and equity	$36,772	$35,014
The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30
(In millions)	2023	2022
Operating activities
Net income	$1,384	$1,135
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	466	479
Deferred income taxes	(3)	(14)
Pension and other postretirement benefits expense	9	21
Contributions to pension plans	(51)	(55)
Contributions to other postretirement benefits plans	(10)	(12)
Gain on sale of business	—	(24)
Changes in working capital	(622)	(1,144)
Other - net	12	(5)
Net cash provided by operating activities	1,185	382

Investing activities
Capital expenditures for property, plant and equipment	(286)	(254)
Proceeds from sales of property, plant and equipment	—	92
Cash paid for acquisition of a business, net of cash acquired	—	(612)
Proceeds from (payments for) sale of business, net of cash sold	(1)	22
Investments in associate companies	(68)	(17)
Purchases of short-term investments - net	(719)	(4)
Proceeds from (payments for) settlement of currency exchange contracts not designated as hedges - net	42	(9)
Other - net	2	(41)
Net cash used in investing activities	(1,030)	(822)

Financing activities
Proceeds from borrowings	818	—
Payments on borrowings	(5)	(6)
Short-term debt, net	(225)	1,384
Cash dividends paid	(692)	(654)
Exercise of employee stock options	46	13
Repurchase of shares	—	(186)
Employee taxes paid from shares withheld	(47)	(58)
Other - net	(7)	(1)
Net cash provided by (used in) financing activities	(113)	492

Effect of currency on cash	16	15
Total increase in cash	59	66
Cash at the beginning of the period	294	297
Cash at the end of the period	$353	$364

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
The following table provides disaggregated sales by lines of businesses, geographic destination, market channel or end market, as applicable, for the Company's operating segments:

	Three months ended June 30		Six months ended June 30
(In millions)	2023	2022	2023	2022
Electrical Americas
Products	$757	$695	$1,473	$1,298
Systems	1,781	1,436	3,359	2,724
Total	$2,538	$2,131	$4,832	$4,022

Electrical Global
Products	$889	$878	$1,772	$1,754
Systems	680	617	1,297	1,178
Total	$1,569	$1,495	$3,069	$2,932

Aerospace
Original Equipment Manufacturers	$324	$285	$638	$577
Aftermarket	297	242	561	463
Industrial and Other	226	215	451	419
Total	$848	$742	$1,650	$1,459

Vehicle
Commercial	$459	$445	$907	$847
Passenger and Light Duty	292	263	583	532
Total	$751	$708	$1,490	$1,379

eMobility	$161	$136	$308	$262

Total net sales	$5,866	$5,212	$11,349	$10,054

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (revenue recognized exceeds amount billed to the customer), and deferred revenue (advance payments and billings in excess of revenue recognized). Accounts receivable from customers were $3,876 million and $3,581 million at June 30, 2023 and December 31, 2022, respectively. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. These assets and liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Unbilled receivables were $287 million and $233 million at June 30, 2023 and December 31, 2022, respectively, and are recorded in Prepaid expenses and other current assets. The increase in unbilled receivables reflects higher revenue recognized from increased business activity in 2023.
Changes in the deferred revenue liabilities are as follows:

(In millions)	Deferred Revenue
Balance at January 1, 2023	$508
Customer deposits and billings	1,052
Revenue recognized in the period	(949)
Translation	9
Balance at June 30, 2023	$620

(In millions)	Deferred Revenue
Balance at January 1, 2022	$422
Customer deposits and billings	742
Revenue recognized in the period	(705)
Translation	(15)
Balance at June 30, 2022	$444
Deferred revenue liabilities of $604 million and $489 million as of June 30, 2023 and December 31, 2022, respectively, were included in Other current liabilities with the remaining balance presented in Other noncurrent liabilities.
A significant portion of open orders placed with Eaton are by original equipment manufacturers or distributors. These open orders are not considered firm as they have been historically subject to releases by customers. In measuring backlog of unsatisfied or partially satisfied obligations, only the amount of orders to which customers are firmly committed are included. Using this criterion, total backlog at June 30, 2023 was approximately $12.5 billion. At June 30, 2023, approximately 82% of this backlog is targeted for delivery to customers in the next twelve months and the rest thereafter.

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
Accounts receivable are net of an allowance for credit losses of $39 million and $31 million at June 30, 2023 and December 31, 2022, respectively. The change in the allowance for credit losses includes expense and net write-offs, none of which are significant.

Note 5.    INVENTORY
Inventory is carried at lower of cost or net realizable value. The components of inventory are as follows:

(In millions)	June 30, 2023	December 31, 2022
Raw materials	$1,458	$1,275
Work-in-process	930	781
Finished goods	1,282	1,375
Total inventory	$3,670	$3,430

Note 6.    GOODWILL
Changes in the carrying amount of goodwill by segment are as follows:

(In millions)	January 1, 2023	Translation	June 30, 2023
Electrical Americas	$7,402	$11	$7,413
Electrical Global	3,929	59	3,988
Aerospace	2,844	47	2,891
Vehicle	287	1	289
eMobility	334	—	334
Total	$14,796	$118	$14,914

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
The changes in SCF obligations are as follows:

(In millions)	SCF Obligations
Balance at January 1, 2023	$208
Invoices confirmed during the period	634
Invoices paid during the period	(519)
Translation	13
Balance at June 30, 2023	$336

Note 8.    DEBT
On May 18, 2023, Eaton issued senior notes (2023 Notes) with a face amount of $500 million. The 2023 Notes mature in 2028 with interest payable semi-annually at a rate of 4.35% per annum. The issuer received proceeds totaling $497 million from the issuance, net of financing costs. The 2023 Notes are fully and unconditionally guaranteed on an unsubordinated, unsecured basis by Eaton and certain of its direct and indirect subsidiaries. The 2023 Notes contain customary optional redemption and par call provisions. The 2023 Notes also contain a provision which upon a change of control requires the Company to make an offer to purchase all or any part of the 2023 Notes at a purchase price of 101% of the principal amount plus accrued and unpaid interest. The 2023 Notes are subject to customary non-financial covenants.
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

Note 9.    RETIREMENT BENEFITS PLANS
The components of retirement benefits expense (income) are as follows:

	United States pension benefit expense (income)		Non-United States pension benefit expense (income)		Other postretirement benefits expense (income)
	Three months ended June 30
(In millions)	2023	2022	2023	2022	2023	2022
Service cost	$5	$8	$10	$14	$—	$1
Interest cost	35	28	21	12	3	1
Expected return on plan assets	(49)	(52)	(30)	(29)	—	—
Amortization	1	4	3	12	(5)	(2)
	(8)	(12)	4	9	(2)	—
Settlements	10	17	—	1	—	—
Total expense (income)	$2	$5	$4	$10	$(2)	$—

	United States pension benefit expense (income)		Non-United States pension benefit expense (income)		Other postretirement benefits expense (income)
	Six months ended June 30
(In millions)	2023	2022	2023	2022	2023	2022
Service cost	$10	$16	$21	$30	$—	$1
Interest cost	71	48	42	24	5	3
Expected return on plan assets	(98)	(105)	(60)	(60)	—	—
Amortization	2	12	4	24	(9)	(4)
	(15)	(29)	7	18	(3)	—
Settlements	19	31	1	1	—	—
Total expense (income)	$4	$2	$8	$19	$(3)	$—
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

During the second quarter and first six months of 2023, the Company recognized settlement losses from lump-sum distributions of $10 million and $20 million, respectively. During the second quarter and first six months of 2022, the Company recognized settlement losses from lump-sum distributions of $18 million and $32 million, respectively. During the second quarter and first six months of 2022, the Company remeasured certain pension plans as a result of lump-sum distributions exceeding or expected to exceed the sum of service and interest costs for the year. These remeasurements resulted in a decrease of $137 million and $90 million in funded status and corresponding increase in Accumulated other comprehensive loss in the second quarter and first six months of 2022, respectively.
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

Note 11.     INCOME TAXES
The effective income tax rate for the second quarter of 2023 was expense of 17.0% compared to expense of 16.5% for the second quarter of 2022. The effective income tax rate for the first six months of 2023 was expense of 16.6% compared to expense of 15.3% for the first six months of 2022. The increase in the effective tax rate in the second quarter and first six months of 2023 was primarily due to greater levels of income in higher tax jurisdictions.

Note 12. EQUITY
The changes in Shareholders’ equity are as follows:

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at January 1, 2023	397.8	$4	$12,512	$8,468	$(3,946)	$(1)	$17,038	$38	$17,075
Net income	—	—	—	638	—	—	638	1	639
Other comprehensive income, net of tax					132		132	—	132
Cash dividends paid and accrued	—	—	—	(348)	—	—	(348)	(4)	(352)
Issuance of shares under equity-based compensation plans	0.7	—	(11)	(1)	—	1	(11)	—	(11)
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	1	1
Balance at March 31, 2023	398.6	$4	$12,502	$8,757	$(3,814)	$—	$17,449	$36	$17,485
Net income	—	—	—	744	—	—	744	1	745
Other comprehensive income, net of tax					53		53		53
Cash dividends paid	—	—	—	(344)	—	—	(344)	—	(344)
Issuance of shares under equity-based compensation plans	0.4	—	52	(1)	—	(1)	51	—	51
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2023	399.0	$4	$12,554	$9,156	$(3,760)	$(1)	$17,953	$36	$17,988

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at January 1, 2022	398.8	$4	$12,449	$7,594	$(3,633)	$(1)	$16,413	$38	$16,451
Net income	—	—	—	532	—	—	532	1	533
Other comprehensive income, net of tax					116		116	—	116
Cash dividends paid and accrued	—	—	—	(331)	—	—	(331)	(2)	(333)
Issuance of shares under equity-based compensation plans	0.8	—	(22)	(2)	—	—	(24)	—	(24)
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(1)	(1)
Repurchase of shares	(0.6)	—	—	(86)	—	—	(86)	—	(86)
Balance at March 31, 2022	399.0	$4	$12,427	$7,707	$(3,517)	$(1)	$16,620	$36	$16,656
Net income	—	—	—	601	—	—	601	—	601
Other comprehensive loss, net of tax					(444)		(444)		(444)
Cash dividends paid	—	—	—	(323)	—	—	(323)	—	(323)
Issuance of shares under equity-based compensation plans	—	—	26	1	—	—	27	—	27
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	(1)	—	—	—	(1)	—	(1)
Repurchase of shares	(0.7)	—	—	(100)	—	—	(100)	—	(100)
Balance at June 30, 2022	398.3	$4	$12,452	$7,886	$(3,961)	$(1)	$16,380	$36	$16,416
On February 27, 2019, the Board of Directors adopted a share repurchase program for share repurchases up to $5.0 billion of ordinary shares (2019 Program). On February 23, 2022, the Board renewed the 2019 Program by providing authority for up to $5.0 billion in repurchases to be made during the three-year period commencing on that date (2022 Program). Under the 2022 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During the three and six months ended June 30, 2023, no ordinary shares were repurchased. During the three and six months ended June 30, 2022, 0.7 million and 1.3 million ordinary shares, respectively, were repurchased under the 2022 program in the open market at a total cost of $100 million and $186 million, respectively.

The changes in Accumulated other comprehensive loss are as follows:

(In millions)	Currency translation and related hedging instruments	Pensions and other postretirement benefits	Cash flow hedges	Total
Balance at January 1, 2023	$(3,264)	$(810)	$129	$(3,946)
Other comprehensive income (loss) before reclassifications	182	(19)	39	201
Amounts reclassified from Accumulated other comprehensive loss (income)	(6)	15	(26)	(16)
Net current-period Other comprehensive income (loss)	176	(5)	14	185
Balance at June 30, 2023	$(3,088)	$(815)	$143	$(3,760)
The reclassifications out of Accumulated other comprehensive loss are as follows:

(In millions)	Six months ended June 30, 2023		Consolidated Statements of Income classification
Gains and (losses) on net investment hedges (amount excluded from effectiveness testing)
Currency exchange contracts	$6		Interest expense - net
Tax expense	—
Total, net of tax	6

Amortization of defined benefits pensions and other postretirement benefits items
Actuarial loss and prior service cost	(17)	1
Tax benefit	2
Total, net of tax	(15)

Gains and (losses) on cash flow hedges
Floating-to-fixed interest rate swaps	6		Interest expense - net
Currency exchange contracts	26		Net sales and Cost of products sold
Tax expense	(7)
Total, net of tax	26

Total reclassifications for the period	$16
1 These components of Accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 9 for additional information about pension and other postretirement benefits items.

Net Income Per Share Attributable to Eaton Ordinary Shareholders
A summary of the calculation of net income per share attributable to Eaton ordinary shareholders is as follows:

	Three months ended June 30		Six months ended June 30
(In millions except for per share data)	2023	2022	2023	2022
Net income attributable to Eaton ordinary shareholders	$744	$601	$1,382	$1,133

Weighted-average number of ordinary shares outstanding - diluted	400.7	400.7	400.6	401.2
Less dilutive effect of equity-based compensation	1.8	1.7	1.9	2.1
Weighted-average number of ordinary shares outstanding - basic	398.9	399.0	398.7	399.1

Net income per share attributable to Eaton ordinary shareholders
Diluted	$1.86	$1.50	$3.45	$2.82
Basic	1.86	1.51	3.47	2.84
For the second quarter and first six months of 2023, 0.1 million stock options were excluded from the calculation of diluted net income per share attributable to Eaton ordinary shareholders because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive. For the second quarter and first six months of 2022, all stock options were included in the calculation of diluted net income per share attributable to Eaton ordinary shareholders because they were all dilutive.

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
A summary of financial instruments and contingent consideration recognized at fair value, and the fair value measurements used, is as follows:

(In millions)	Total	Level 1	Level 2	Level 3
June 30, 2023
Cash	$353	$353	$—	$—
Short-term investments	977	977	—	—
Net derivative contracts	46	—	46	—
Contingent future payments from acquisition of Green Motion	(46)	—	—	(46)

December 31, 2022
Cash	$294	$294	$—	$—
Short-term investments	261	261	—	—
Net derivative contracts	29	—	29	—
Contingent future payments from acquisition of Green Motion	(44)	—	—	(44)
Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities.

On March 22, 2021, Eaton acquired Green Motion SA, a leading designer and manufacturer of electric vehicle charging hardware and related software based in Switzerland. Green Motion SA was acquired for $106 million, including $49 million of cash paid at closing and an initial estimate of $57 million for the fair value of contingent future consideration based on 2023 and 2024 revenue performance. The fair value of contingent consideration liabilities is estimated by discounting contingent payments expected to be made, and may increase or decrease based on changes in revenue estimates and discount rates, with a maximum possible undiscounted value of $114 million. As of June 30, 2023, the fair value of the contingent future payments has been reduced to $46 million based primarily on anticipated reductions in projected 2023 revenue compared to the initial estimate.
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $9,206 million and fair value of $8,622 million at June 30, 2023 compared to $8,331 million and $7,625 million, respectively, at December 31, 2022. The fair value of Eaton's debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and is considered a Level 2 fair value measurement.

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
Derivative Financial Statement Impacts
The fair value of derivative financial instruments recognized in the Consolidated Balance Sheets is as follows:

(In millions)	Notional amount	Other current assets	Other noncurrent assets	Other current liabilities	Other noncurrent liabilities	Type of hedge	Term
June 30, 2023
Derivatives designated as hedges
Currency exchange contracts	$990	$52	$2	$16	$3	Cash flow	1 to 31 months
Commodity contracts	27	1	—	1	—	Cash flow	1 to 12 months
Currency exchange contracts	557	3	—	—	—	Net investment	3 months
Total		$55	$2	$17	$3

Derivatives not designated as hedges
Currency exchange contracts	$4,891	$19		$10			1 to 7 months

December 31, 2022
Derivatives designated as hedges
Currency exchange contracts	$1,240	$35	$2	$17	$9	Cash flow	1 to 36 months
Commodity contracts	64	4	—	2	—	Cash flow	1 to 12 months
Total		$39	$2	$19	$9

Derivatives not designated as hedges
Currency exchange contracts	$4,683	$30		$14			1 to 12 months
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
Foreign currency denominated debt designated as non-derivative net investment hedging instruments had a carrying value on an after-tax basis of $3,092 million at June 30, 2023 and $2,711 million at December 31, 2022.
As of June 30, 2023, the volume of outstanding commodity contracts that were entered into to hedge forecasted transactions:

Commodity	June 30, 2023		Term
Aluminum	4	Millions of pounds	1 to 11 months
Copper	3	Millions of pounds	1 to 7 months
Gold	1,587	Troy ounces	1 to 12 months
Silver	289,724	Troy ounces	1 to 7 months

The following amounts were recorded on the Consolidated Balance Sheets related to fixed-to-floating interest rate swaps:

(In millions)	Carrying amount of the hedged assets (liabilities)		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged asset (liabilities) (a)
Location on Consolidated Balance Sheets	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Long-term debt	$(713)	$(713)	$(45)	$(48)
(a) At June 30, 2023 and December 31, 2022, these amounts include the cumulative liability amount of fair value hedging adjustments remaining for which the hedge accounting has been discontinued of $45 million and $48 million, respectively.
The impact of cash flow and fair value hedging activities to the Consolidated Statements of Income is as follows:

	Three months ended June 30, 2023
(In millions)	Net Sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$5,866	$3,747	$42

Gain (loss) on derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps
Hedged item	$—	$—	$(3)
Derivative designated as hedging instrument	—	—	3

Currency exchange contracts
Hedged item	$(1)	$(15)	$—
Derivative designated as hedging instrument	1	15	—

	Three months ended June 30, 2022
(In millions)	Net Sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$5,212	$3,505	$31

Gain (loss) on derivatives designated as cash flow hedges
Currency exchange contracts
Hedged item	$2	$(4)	$—
Derivative designated as hedging instrument	(2)	4	—

Commodity contracts
Hedged item	$—	$(1)	$—
Derivative designated as hedging instrument	—	1	—

	Six months ended June 30, 2023
(In millions)	Net sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$11,349	$7,346	$91

Gain (loss) on derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps
Hedged item	$—	$—	$(6)
Derivative designated as hedging instrument	—	—	6

Currency exchange contracts
Hedged item	$1	$(30)	$—
Derivative designated as hedging instrument	(1)	30	—

	Six months ended June 30, 2022
(In millions)	Net sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$10,054	$6,774	$63

Gain (loss) on derivatives designated as cash flow hedges
Currency exchange contracts
Hedged item	$4	$(7)	$—
Derivative designated as hedging instrument	(4)	7	—

Commodity contracts
Hedged item	$—	$(2)	$—
Derivative designated as hedging instrument	—	2	—

Gain (loss) on derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps
Hedged item	$—	$—	$8
Derivative designated as hedging instrument	—	—	(8)

The impact of derivatives not designated as hedges to the Consolidated Statements of Income is as follows:

	Gain (loss) recognized in Consolidated Statements of Income		Consolidated Statements of Income classification
	Three months ended June 30
(In millions)	2023	2022
Gain (loss) on derivatives not designated as hedges
Currency exchange contracts	$6	$(25)	Interest expense - net
Commodity contracts	—	(16)	Other expense (income) - net
Total	$6	$(41)

	Gain (loss) recognized in Consolidated Statements of Income		Consolidated Statements of Income classification
	Six months ended June 30
(In millions)	2023	2022
Gain (loss) on derivatives not designated as hedges
Currency exchange contracts	$17	$(33)	Interest expense - net
Commodity contracts	—	(15)	Other expense (income) - net and Cost of products sold (a)
Total	$17	$(48)
(a) In the second quarter of 2022, Eaton changed the presentation of gains and losses associated with derivative contracts for commodities that are not designated as hedges from Cost of products sold to Other expense (income) - net on the Consolidated Statements of Income. Prior period amounts have not been reclassified as they are not material.

The impact of derivative and non-derivative instruments designated as hedges to the Consolidated Statements of Income and Comprehensive Income is as follows:

	Gain (loss) recognized in other comprehensive income (loss)		Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	Three months ended June 30			Three months ended June 30
(In millions)	2023	2022		2023	2022
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	$1	$113	Interest expense - net	$3	$—
Currency exchange contracts	18	(10)	Net sales and Cost of products sold	15	4
Commodity contracts	(2)	(12)	Cost of products sold	—	1

Derivatives designated as net investment hedges
Currency exchange contracts
Effective portion	32	—	Gain (loss) on sale of business	—	—
Amount excluded from effectiveness testing	4	—	Interest expense - net	4	—

Non-derivative designated as net investment hedges
Foreign currency denominated debt	(3)	179	Gain (loss) on sale of business	—	—
Total	$50	$270		$22	$5

	Gain (loss) recognized in other comprehensive income (loss)		Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	Six months ended June 30			Six months ended June 30
(In millions)	2023	2022		2023	2022
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	$1	$237	Interest expense - net	$6	$—
Currency exchange contracts	49	(10)	Net sales and Cost of products sold	26	4
Commodity contracts	—	(7)	Cost of products sold	—	2

Derivatives designated as net investment hedges
Currency exchange contracts
Effective portion	18	—	Gain (loss) on sale of business	—	—
Amount excluded from effectiveness testing	9	—	Interest expense - net	6	—

Non-derivative designated as net investment hedges
Foreign currency denominated debt	(66)	241	Gain (loss) on sale of business	—	—
Total	$11	$461		$38	$6
The pre-tax portion of the fair value of currency exchange contracts designated as net investment hedges included in Accumulated other comprehensive loss were net gains of $18 million at June 30, 2023. The pre-tax portion of the fair value of the forward points included in Accumulated other comprehensive loss were net gains of $9 million at June 30, 2023.
At June 30, 2023, a gain of $36 million of estimated unrealized net gains or losses associated with our cash flow hedges were expected to be reclassified to income from Accumulated other comprehensive loss within the next twelve months. These reclassifications relate to our designated foreign currency and commodity hedges that will mature in the next 12 months.

Note 15.     RESTRUCTURING CHARGES
In the second quarter of 2020, Eaton initiated a multi-year restructuring program to reduce its cost structure and gain efficiencies in its business segments and at corporate in order to initially respond to declining market conditions brought on by the COVID-19 pandemic. Since the inception of the program, the Company has incurred charges of $364 million. These restructuring activities are expected to be completed in 2023 with total estimated charges of $380 million cumulatively for the entire program. The remaining charges in 2023 are expected to relate primarily to plant closing and other costs.
A summary of restructuring program charges is as follows:

	Three months ended June 30		Six months ended June 30
(In millions except for per share data)	2023	2022	2023	2022
Workforce reductions	$15	$2	$17	$7
Plant closing and other	15	8	22	21
Total before income taxes	29	10	39	28
Income tax benefit	6	2	8	6
Total after income taxes	$24	$8	$31	$22
Per ordinary share - diluted	$0.06	$0.02	$0.08	$0.05
Restructuring program charges related to the following segments:

	Three months ended June 30		Six months ended June 30
(In millions)	2023	2022	2023	2022
Electrical Americas	$1	$5	$3	$10
Electrical Global	14	1	18	6
Aerospace	2	2	3	5
Vehicle	1	3	3	6
eMobility	6	—	7	—
Corporate	5	—	6	2
Total	$29	$10	$39	$28
A summary of liabilities related to workforce reductions, plant closing and other associated costs is as follows:

(In millions)	Workforce reductions	Plant closing and other	Total
Balance at January 1, 2020	$—	$—	$—
Liability recognized	172	42	214
Payments, utilization and translation	(33)	(39)	(72)
Balance at December 31, 2020	139	3	142
Liability recognized	21	57	78
Payments, utilization and translation	(64)	(52)	(116)
Balance at December 31, 2021	96	8	104
Liability recognized, net[1]	(13)	47	33
Payments, utilization and translation	(45)	(51)	(96)
Balance at December 31, 2022	38	4	41
Liability recognized, net	17	22	39
Payments	(10)	(20)	(30)
Balance at June 30, 2023	$45	$6	$51
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

	Three months ended June 30		Six months ended June 30
(In millions)	2023	2022	2023	2022
Net sales
Electrical Americas	$2,538	$2,131	$4,832	$4,022
Electrical Global	1,569	1,495	3,069	2,932
Aerospace	848	742	1,650	1,459
Vehicle	751	708	1,490	1,379
eMobility	161	136	308	262
Total net sales	$5,866	$5,212	$11,349	$10,054

Segment operating profit (loss)
Electrical Americas	$669	$495	$1,194	$857
Electrical Global	290	282	564	561
Aerospace	191	163	371	321
Vehicle	115	108	222	221
eMobility	(1)	(2)	(5)	(5)
Total segment operating profit	1,264	1,046	2,346	1,955

Corporate
Intangible asset amortization expense	(113)	(122)	(237)	(250)
Interest expense - net	(42)	(31)	(91)	(63)
Pension and other postretirement benefits income	11	9	22	28
Restructuring program charges	(29)	(10)	(39)	(28)
Other expense - net	(192)	(171)	(340)	(302)
Income before income taxes	898	720	1,660	1,339
Income tax expense	153	119	276	205
Net income	745	601	1,384	1,135
Less net income for noncontrolling interests	(1)	—	(3)	(1)
Net income attributable to Eaton ordinary shareholders	$744	$601	$1,382	$1,133

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Amounts are in millions of dollars or shares unless indicated otherwise (per share data assume dilution). Columns and rows may not add and the sum of components may not equal total amounts reported due to rounding.

COMPANY OVERVIEW
Eaton Corporation plc (Eaton or the Company) is a global intelligent power management company dedicated to improving the quality of life and protecting the environment for people everywhere. We are guided by our commitment to do business right, to operate sustainably and to help our customers manage power – today and well into the future. We're committed to accelerating the planet's transition to renewable energy, helping to solve the world's most urgent power management challenges, and doing what's best for our stakeholders and all of society.
At Eaton, we are well-positioned to capitalize on the megatrends of electrification, energy transition and digitalization. The reindustrialization of North America and Europe, in conjunction with emerging megaprojects, and increased global infrastructure spending with a focus on clean energy programs, are positioning Eaton for growth for years to come. We are strengthening our participation across the entire electrical power value chain and benefiting from momentum in the data center and utility end markets as well as the growth cycle in the commercial aerospace and defense markets.
Over the past several years, we've completed a number of transactions to add higher-growth, higher-margin businesses to our portfolio. These updates have better aligned the Company with secular growth trends and also positioned the Company for future growth. This transformation of our portfolio of businesses, along with double-digit organic sales growth and operational performance, has led to 24% growth in our net income per share in the second quarter of 2023 compared to the second quarter of 2022.
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
Acquisition and Divestiture Charges
Eaton incurs integration charges and transaction costs to acquire and integrate businesses, and transaction, separation and other costs to divest and exit businesses. Eaton also recognizes gains and losses on the sale of businesses. A summary of these Corporate items is as follows:

	Three months ended June 30		Six months ended June 30
(In millions except for per share data)	2023	2022	2023	2022
Acquisition integration, divestiture charges and transaction costs	$38	$51	$51	$79
Gain on the sale of the Hydraulics business	—	—	—	(24)
Total before income taxes	38	51	51	55
Income tax benefit	7	7	10	8
Total after income taxes	$30	$44	$41	$47
Per ordinary share - diluted	$0.08	$0.11	$0.10	$0.12
Acquisition integration, divestiture charges and transaction costs in 2023 and 2022 are related to the acquisition of Royal Power Solutions and other acquisitions completed prior to 2022, including other charges and income to acquire and exit businesses. Costs in 2023 also included certain indemnity claims associated with the sale of 50% interest in the commercial vehicle automated transmission business in 2017. Costs in 2022 also included charges of $29 million presented in Other expense (income) - net on the Consolidated Statements of Income related to the decision in the second quarter of 2022 to exit the Company's business operations in Russia. These charges consisted primarily of write-downs of accounts receivable, inventory and other assets, and accruals for severance. These charges were included in Cost of products sold, Selling and administrative expense, Research and development expense, or Other expense (income) - net. In Business Segment Information in Note 16, the charges were included in Other expense - net.
Restructuring
In the second quarter of 2020, Eaton initiated a multi-year restructuring program to reduce its cost structure and gain efficiencies in its business segments and at corporate in order to initially respond to declining market conditions brought on by the COVID-19 pandemic. Since the inception of the program, the Company has incurred charges of $364 million. These restructuring activities are expected to be completed in 2023 with total estimated charges of $380 million cumulatively for the entire program and projected mature year savings of $265 million when fully implemented. The remaining charges in 2023 are expected to relate primarily to plant closing and other costs. Additional information related to this restructuring is presented in Note 15.
Intangible Asset Amortization Expense
Intangible asset amortization expense is as follows:

	Three months ended June 30		Six months ended June 30
(In millions except for per share data)	2023	2022	2023	2022
Intangible asset amortization expense	$113	$122	$237	$250
Income tax benefit	24	23	51	52
Total after income taxes	$88	$99	$186	$198
Per ordinary share - diluted	$0.21	$0.24	$0.46	$0.50

Consolidated Financial Results

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
(In millions except for per share data)	2023	2022		2023	2022
Net sales	$5,866	$5,212	13%	$11,349	$10,054	13%
Gross profit	2,119	1,706	24%	4,003	3,280	22%
Percent of net sales	36.1%	32.7%		35.3%	32.6%
Income before income taxes	898	720	25%	1,660	1,339	24%
Net income	745	601	24%	1,384	1,135	22%
Less net income for noncontrolling interests	(1)	—		(3)	(1)
Net income attributable to Eaton ordinary shareholders	744	601	24%	1,382	1,133	22%
Excluding acquisition and divestiture charges, after-tax	30	44		41	47
Excluding restructuring program charges, after-tax	24	8		31	22
Excluding intangible asset amortization expense, after-tax	88	99		186	198
Adjusted earnings	$886	$751	18%	$1,639	$1,400	17%

Net income per share attributable to Eaton ordinary shareholders - diluted	$1.86	$1.50	24%	$3.45	$2.82	22%
Excluding per share impact of acquisition and divestiture charges, after-tax	0.08	0.11		0.10	0.12
Excluding per share impact of restructuring program charges, after-tax	0.06	0.02		0.08	0.05
Excluding per share impact of intangible asset amortization expense, after-tax	0.21	0.24		0.46	0.50
Adjusted earnings per ordinary share	$2.21	$1.87	18%	$4.09	$3.49	17%
Net Sales

Changes in Net sales are summarized as follows:	Three months ended June 30, 2023	Six months ended June 30, 2023
Organic growth	13%	14%
Foreign currency	—%	(1)%
Total increase in Net sales	13%	13%
Organic sales increased 13% in the second quarter and 14% in the first six months of 2023 due to broad-based strength in end-markets of the Electrical Americas and Electrical Global business segments, strength in sales to both commercial and military OEM and aftermarket in the Aerospace business segment, and higher sales volumes including inflationary pricing recovery for both the Vehicle and eMobility business segments.
Gross Profit
Gross profit margin increased from 32.7% in the second quarter of 2022 to 36.1% in the second quarter of 2023 primarily due to higher sales volumes including inflationary pricing recovery, partially offset by wage and commodity inflation and unfavorable product mix. Gross profit margin increased from 32.6% in the first six months of 2022 to 35.3% in the first six months of 2023 primarily due to higher sales volumes including inflationary pricing recovery, partially offset by wage and commodity inflation and operating inefficiencies.
Income Taxes
The effective income tax rate for the second quarter of 2023 was expense of 17.0% compared to expense of 16.5% for the second quarter of 2022. The effective income tax rate for the first six months of 2023 was expense of 16.6% compared to expense of 15.3% for the first six months of 2022. The increase in the effective tax rate in the second quarter and first six months of 2023 was primarily due to greater levels of income in higher tax jurisdictions.

Net Income
Changes in Net income attributable to Eaton ordinary shareholders and Net income per share attributable to Eaton ordinary shareholders - diluted are summarized as follows:

	Three months ended		Six months ended
(In millions except for per share data)	Dollars	Per share	Dollars	Per share
June 30, 2022	$601	$1.50	$1,133	$2.82
Business segment results of operations
Performance	182	0.45	343	0.86
Foreign currency	(2)	—	(15)	(0.04)
Corporate
Intangible asset amortization expense	11	0.03	12	0.04
Restructuring program charges	(16)	(0.04)	(9)	(0.03)
Acquisition and divestiture charges	14	0.03	6	0.02
Other corporate items	(36)	(0.09)	(65)	(0.16)
Tax rate impact	(10)	(0.02)	(23)	(0.06)
June 30, 2023	$744	$1.86	$1,382	$3.45
Business Segment Results of Operations
The following is a discussion of Net sales, operating profit and operating margin by business segment.
Electrical Americas

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
(In millions)	2023	2022		2023	2022
Net sales	$2,538	$2,131	19%	$4,832	$4,022	20%

Operating profit	$669	$495	35%	$1,194	$857	39%
Operating margin	26.4%	23.2%		24.7%	21.3%
Net sales increased 19% in the second quarter of 2023 and 20% in the first six months of 2023 driven entirely by organic sales growth. The increase in organic sales reflects broad-based strength in end-markets, with particular strength in commercial & institutional, utility, data center, and industrial end-markets in the second quarter of 2023, and commercial & institutional, utility, and data center end-markets in the first six months of 2023.
The operating margin increased from 23.2% in the second quarter of 2022 to 26.4% in the second quarter of 2023 and from 21.3% in the first six months of 2022 to 24.7% in the first six months of 2023 primarily due to higher sales volumes including inflationary pricing recovery, partially offset by wage and commodity inflation, higher costs to support growth initiatives, and gains from the sale of certain office facilities in 2022.

Electrical Global

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
(In millions)	2023	2022		2023	2022
Net sales	$1,569	$1,495	5%	$3,069	$2,932	5%

Operating profit	$290	$282	3%	$564	$561	1%
Operating margin	18.5%	18.9%		18.4%	19.1%

Changes in Net sales are summarized as follows:	Three months ended June 30, 2023	Six months ended June 30, 2023
Organic growth	6%	8%
Divestiture	(1)%	(1)%
Foreign currency	—%	(2)%
Total increase in Net sales	5%	5%
The increase in organic sales in the second quarter and first six months of 2023 was primarily due to strength in utility, data center, distributed IT, and industrial end-markets.
The operating margin decreased from 18.9% in the second quarter of 2022 to 18.5% in the second quarter of 2023 primarily due to unfavorable product mix and inflation, partially offset by higher sales volumes including inflationary pricing recovery. The operating margin decreased from 19.1% in the first six months of 2022 to 18.4% in the first six months of 2023 primarily due to operating inefficiencies from ongoing, but improving, supply chain constraints, inflation, and unfavorable product mix, partially offset by higher sales volumes including inflationary pricing recovery.
Aerospace

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
(In millions)	2023	2022		2023	2022
Net sales	$848	$742	14%	$1,650	$1,459	13%

Operating profit	$191	$163	17%	$371	$321	16%
Operating margin	22.5%	21.9%		22.5%	22.0%
Net sales increased 14% in the second quarter of 2023 and 13% in the first six months of 2023 driven entirely by organic sales growth. The increase in organic sales in the second quarter of 2023 was primarily due to strength in sales to both commercial and military OEM and aftermarket. The increase in organic sales in the first six months of 2023 was primarily due to broad-based strength across all markets with particular strength in commercial OEM and aftermarket.
The operating margin increased from 21.9% in the second quarter of 2022 to 22.5% in the second quarter of 2023 and from 22.0% in the first six months of 2022 to 22.5% in the first six months of 2023 primarily due to higher sales volumes including inflationary pricing recovery, partially offset by commodity and wage inflation.

Vehicle

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
(In millions)	2023	2022		2023	2022
Net sales	$751	$708	6%	$1,490	$1,379	8%

Operating profit	$115	$108	6%	$222	$221	—%
Operating margin	15.3%	15.3%		14.9%	16.0%

Changes in Net sales are summarized as follows:	Three months ended June 30, 2023	Six months ended June 30, 2023
Organic growth	6%	9%
Foreign currency	—%	(1)%
Total increase in Net sales	6%	8%
The increase in organic sales in the second quarter of 2023 was primarily due to strength in North American light vehicle markets, and the Asia Pacific and European regions. The increase in organic sales in the first six months of 2023 was primarily due to broad-based strength in all regions.
The operating margin was flat at 15.3% in both the second quarter of 2022 and 2023. The operating margin decreased from 16.0% in the first six months of 2022 to 14.9% in the first six months of 2023 primarily due to commodity and wage inflation, and operating inefficiencies, partially offset by higher sales volumes including inflationary pricing recovery.
eMobility

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
(In millions)	2023	2022		2023	2022
Net sales	$161	$136	18%	$308	$262	18%

Operating loss	$(1)	$(2)	50%	$(5)	$(5)	—%
Operating margin	(0.5)%	(1.5)%		(1.6)%	(1.8)%
Net sales increased 18% in the second quarter and first six months of 2023 driven entirely by organic sales growth. The increase in organic sales in the second quarter and first six months of 2023 was due to strength in North American and European markets primarily due to robust demand for electric vehicles.
The operating margin increased from negative 1.5% in the second quarter of 2022 to negative 0.5% in the second quarter of 2023 primarily due to higher sales volumes including inflationary pricing recovery, partially offset by wage and commodity inflation. The operating margin increased from negative 1.8% in the first six months of 2022 to negative 1.6% in the first six months of 2023 primarily due to higher sales volumes including inflationary pricing recovery, partially offset by manufacturing start-up costs associated with new electric vehicle programs, and wage and commodity inflation.

Corporate Expense

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
(In millions)	2023	2022		2023	2022
Intangible asset amortization expense	$113	$122	(7)%	$237	$250	(5)%
Interest expense - net	42	31	35%	91	63	44%
Pension and other postretirement benefits income	(11)	(9)	22%	(22)	(28)	(21)%
Restructuring program charges	29	10	190%	39	28	39%
Other expense - net	192	171	12%	340	302	13%
Total corporate expense	$366	$325	13%	$686	$615	12%

Total corporate expense increased from $325 million in the second quarter of 2022 to $366 million in the second quarter of 2023 primarily due to higher Restructuring program charges and Interest expense – net. Total corporate expenses increased from $615 million in the first six months of 2022 to $686 million in the first six months of 2023 primarily due to higher Interest expense - net and Other expense - net. The increase in Other expense - net in the first six months of 2023 is primarily due to the 2022 gain on sale of the Hydraulics business discussed in Note 2.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
Liquidity and Financial Condition
Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk.
On May 18, 2023, Eaton issued senior notes (2023 Notes) with a face amount of $500 million. The 2023 Notes mature in 2028 with interest payable semi-annually at a rate of 4.35% per annum. The issuer received proceeds totaling $497 million from the issuance, net of financing costs. Proceeds from the 2023 Notes were used primarily to pay down outstanding U.S. dollar commercial paper. The 2023 Notes are fully and unconditionally guaranteed on an unsubordinated, unsecured basis by Eaton and certain of its direct and indirect subsidiaries. The 2023 Notes contain customary optional redemption and par call provisions. The 2023 Notes also contain a provision which upon a change of control requires the Company to make an offer to purchase all or any part of the 2023 Notes at a purchase price of 101% of the principal amount plus accrued and unpaid interest. The 2023 Notes are subject to customary non-financial covenants.
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
The Company maintains revolving credit facilities consisting of a $500 million 364-day revolving credit facility that will expire on October 2, 2023 and a $2,500 million five-year revolving credit facility that will expire on October 1, 2027. The revolving credit facilities totaling $3,000 million are used to support commercial paper borrowings and are fully and unconditionally guaranteed by Eaton and certain of its direct and indirect subsidiaries on an unsubordinated, unsecured basis. There were no borrowings outstanding under Eaton’s revolving credit facilities at June 30, 2023. The Company maintains access to the commercial paper markets through its $3,000 million commercial paper program, of which none was outstanding on June 30, 2023, used primarily to manage fluctuations in working capital.
In 2022, the Company paid $610 million to acquire Royal Power Solutions and received cash of $22 million from Danfoss A/S to fully settle all post-closing adjustments from the sale of the Hydraulics business.
Over the course of a year, cash, short-term investments, and short-term debt may fluctuate in order to manage global liquidity. As of June 30, 2023 and December 31, 2022, Eaton had cash of $353 million and $294 million, short-term investments of $977 million and $261 million, and short-term debt of $94 million and $324 million, respectively. Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, availability under existing revolving credit facilities, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business, fund capital expenditures and acquisitions of businesses, as well as scheduled payments of long-term debt.
Eaton was in compliance with each of its debt covenants for all periods presented.
Cash Flows
A summary of cash flows is as follows:

	Six months ended June 30
(In millions)	2023	2022	Change from 2022
Net cash provided by operating activities	$1,185	$382	$803
Net cash used in investing activities	(1,030)	(822)	(208)
Net cash provided by (used in) financing activities	(113)	492	(605)
Effect of currency on cash	16	15	1
Total increase in cash	$59	$66
Operating Cash Flow
Net cash provided by operating activities increased by $803 million in the first six months of 2023 compared to 2022 primarily due to lower investment in working capital and higher net income in 2023.

Investing Cash Flow
Net cash used in investing activities increased by $208 million in the first six months of 2023 compared to 2022 primarily driven by an increase in net purchases of short-term investments to $719 million in 2023 from $4 million in 2022, no proceeds from sales of property, plant, and equipment in 2023 compared to proceeds of $92 million in 2022, partially offset by no cash paid for business acquisitions in 2023 compared to cash paid of $612 million in 2022.
Financing Cash Flow
Net cash used in financing activities increased by $605 million in the first six months of 2023 compared to 2022 primarily due to net payments of short-term debt of $225 million in 2023 compared to net proceeds of short-term debt of $1,384 million in 2022, partially offset by higher proceeds from borrowings of $818 million in 2023 compared to no proceeds from borrowings in 2022, and no repurchase of shares in 2023 compared to repurchase of shares of $186 million in 2022.
Uses of Cash
Capital Expenditures
Capital expenditures were $286 million and $254 million in the first six months of 2023 and 2022, respectively. Eaton expects approximately $700 million in capital expenditures in 2023.
Dividends
Cash dividend payments were $692 million and $654 million in the first six months of 2023 and 2022, respectively. Payment of quarterly dividends in the future depends upon the Company’s ability to generate net income and operating cash flows, among other factors, and is subject to declaration by the Eaton Board of Directors. The Company intends to continue to pay quarterly dividends in 2023.
Share Repurchases
On February 27, 2019, the Board of Directors adopted a share repurchase program for share repurchases up to $5.0 billion of ordinary shares (2019 Program). On February 23, 2022, the Board renewed the 2019 Program by providing authority for up to $5.0 billion in repurchases to be made during the three-year period commencing on that date (2022 Program). Under the 2022 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During the three and six months ended June 30, 2023, no ordinary shares were repurchased. During the six months ended June 30, 2022, 1.3 million ordinary shares were repurchased under the 2022 program in the open market at a total cost of $186 million. At June 30, 2023, there is $4,714 million still available for share repurchases under the 2022 Program. The Company will continue to pursue share repurchases in 2023 depending on market conditions and capital levels.
Acquisition of Businesses
The Company paid cash of $612 million to acquire a business in the first six months of 2022. There were no business acquisitions in the first six months of 2023. The Company will continue to focus on deploying its capital toward businesses that provide opportunities for higher growth and strong returns, and align with secular trends and its power management strategies.
Debt
The Company manages a number of short-term and long-term debt instruments, including commercial paper. At June 30, 2023, the Company had Short-term debt of $94 million, Current portion of long-term debt of $402 million, and Long-term debt of $8,804 million.
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

Guaranteed Debt
Issuers, Guarantors and Guarantor Structure
Eaton Corporation has issued senior notes pursuant to indentures dated April 1, 1994 (the 1994 Indenture), November 20, 2012 (the 2012 Indenture), September 15, 2017 (the 2017 Indenture) and August 23, 2022 (as supplemented by the First and Second Supplemental Indentures of the same date and the Third Supplemental Indenture dated May 18, 2023), the 2022 Indenture). The senior notes of Eaton Corporation are registered under the Securities Act of 1933, as amended (the Registered Senior Notes). Eaton Capital Unlimited Company, a subsidiary of Eaton, is the issuer of five outstanding series of debt securities sold in offshore transactions under Regulation S promulgated under the Securities Act (the Eurobonds). The Eurobonds and the Registered Senior Notes (together, the Senior Notes) comprise substantially all of Eaton’s long-term indebtedness.
Substantially all of the Senior Notes (with limited exceptions, for example, see Note 8 of the Financial Statements included herewith), together with the credit facilities described above under Liquidity and Financial Condition (the Credit Facilities), are guaranteed by Eaton and 17 of its subsidiaries. Accordingly, they rank equally with each other. However, because these obligations are not secured, they would be effectively subordinated to any existing or future secured indebtedness of Eaton and its subsidiaries. As of June 30, 2023, Eaton has no material, long-term secured debt. The guaranteed Registered Senior Notes are also structurally subordinated to the liabilities of Eaton's subsidiaries that are not guarantors. Except as described below under Future Guarantors, Eaton is not obligated to cause its subsidiaries to guarantee the Registered Senior Notes.
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
The 1994 Indenture does not contain provisions with respect to future guarantors.

Summarized Financial Information of Guarantors and Issuers

(In millions)	June 30, 2023	December 31, 2022
Current assets	$3,799	$3,363
Noncurrent assets	12,923	12,938
Current liabilities	3,163	2,948
Noncurrent liabilities	10,482	10,047
Amounts due to subsidiaries that are non-issuers and non-guarantors - net	16,779	16,285

(In millions)		Six months ended June 30, 2023
Net sales		$6,499
Sales to subsidiaries that are non-issuers and non-guarantors		535
Cost of products sold		4,954
Expense from subsidiaries that are non-issuers and non-guarantors - net		424
Net income		71
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

ITEM 4.CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures - Pursuant to SEC Rule 13a-15, an evaluation was performed under the supervision and with the participation of Eaton’s management, including Craig Arnold - Principal Executive Officer; and Thomas B. Okray - Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, management concluded that Eaton’s disclosure controls and procedures were effective as of June 30, 2023.
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
During the second quarter of 2023, there was no change in Eaton’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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
During the second quarter of 2023, there were no shares repurchased.

ITEM 6.EXHIBITS.
Eaton Corporation plc
Second Quarter 2023 Report on Form 10-Q

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

EATON CORPORATION plc
Registrant

Date:	August 1, 2023	By:	/s/ Thomas B. Okray
Thomas B. Okray
Principal Financial Officer
(On behalf of the registrant and as Principal Financial Officer)