Form 10-Q
period 2023-09-30
Eaton Corp plc
filed 2023-10-31
CIK 1551182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 399.3 million Ordinary Shares outstanding as of September 30, 2023.

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended September 30		Nine months ended September 30
(In millions except for per share data)	2023	2022	2023	2022
Net sales	$5,880	$5,313	$17,229	$15,368

Cost of products sold	3,684	3,545	11,030	10,319
Selling and administrative expense	949	813	2,839	2,431
Research and development expense	187	165	553	498
Interest expense - net	33	37	124	100
Gain on sale of business	—	—	—	24
Other expense (income) - net	(52)	34	(56)	(16)
Income before income taxes	1,079	720	2,739	2,060
Income tax expense	187	112	463	316
Net income	892	608	2,277	1,743
Less net income for noncontrolling interests	(1)	(1)	(4)	(2)
Net income attributable to Eaton ordinary shareholders	$891	$607	$2,273	$1,741

Net income per share attributable to Eaton ordinary shareholders
Diluted	$2.22	$1.52	$5.67	$4.34
Basic	2.23	1.52	5.70	4.36

Weighted-average number of ordinary shares outstanding
Diluted	401.6	400.3	400.9	400.9
Basic	399.4	398.4	399.0	398.9

Cash dividends declared per ordinary share	$0.86	$0.81	$2.58	$2.43

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended September 30		Nine months ended September 30
(In millions)	2023	2022	2023	2022
Net income	$892	$608	$2,277	$1,743
Less net income for noncontrolling interests	(1)	(1)	(4)	(2)
Net income attributable to Eaton ordinary shareholders	891	607	2,273	1,741

Other comprehensive income (loss), net of tax
Currency translation and related hedging instruments	(165)	(483)	11	(1,015)
Pensions and other postretirement benefits	18	(4)	14	32
Cash flow hedges	(21)	(36)	(7)	133
Other comprehensive income (loss) attributable to Eaton ordinary shareholders	(167)	(522)	18	(850)

Total comprehensive income attributable to Eaton ordinary shareholders	$724	$85	$2,291	$891

The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED BALANCE SHEETS

(In millions)	September 30, 2023	December 31, 2022
Assets
Current assets
Cash	$348	$294
Short-term investments	1,558	261
Accounts receivable - net	4,460	4,076
Inventory	3,713	3,430
Prepaid expenses and other current assets	904	685
Total current assets	10,983	8,746

Property, plant and equipment
Land and buildings	2,174	2,129
Machinery and equipment	6,228	5,885
Gross property, plant and equipment	8,403	8,013
Accumulated depreciation	(5,062)	(4,867)
Net property, plant and equipment	3,341	3,146

Other noncurrent assets
Goodwill	14,781	14,796
Other intangible assets	5,158	5,485
Operating lease assets	600	570
Deferred income taxes	349	330
Other assets	2,076	1,940
Total assets	$37,289	$35,014

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$24	$324
Current portion of long-term debt	975	10
Accounts payable	3,255	3,072
Accrued compensation	592	467
Other current liabilities	2,716	2,488
Total current liabilities	7,563	6,360

Noncurrent liabilities
Long-term debt	8,150	8,321
Pension liabilities	611	649
Other postretirement benefits liabilities	170	177
Operating lease liabilities	486	459
Deferred income taxes	460	530
Other noncurrent liabilities	1,429	1,444
Total noncurrent liabilities	11,306	11,580

Shareholders’ equity
Ordinary shares (399.3 million outstanding in 2023 and 397.8 million in 2022)	4	4
Capital in excess of par value	12,604	12,512
Retained earnings	9,703	8,468
Accumulated other comprehensive loss	(3,927)	(3,946)
Shares held in trust	(1)	(1)
Total Eaton shareholders’ equity	18,383	17,038
Noncontrolling interests	36	38
Total equity	18,420	17,075
Total liabilities and equity	$37,289	$35,014
The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30
(In millions)	2023	2022
Operating activities
Net income	$2,277	$1,743
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	695	716
Deferred income taxes	(69)	(74)
Pension and other postretirement benefits expense	13	39
Contributions to pension plans	(83)	(80)
Contributions to other postretirement benefits plans	(15)	(18)
Gain on sale of business	—	(24)
Changes in working capital	(436)	(968)
Other - net	(56)	12
Net cash provided by operating activities	2,326	1,347

Investing activities
Capital expenditures for property, plant and equipment	(514)	(389)
Proceeds from sales of property, plant and equipment	54	166
Cash paid for acquisition of a business, net of cash acquired	—	(612)
Proceeds from (payments for) sale of business, net of cash sold	(2)	31
Investments in associate companies	(68)	(42)
Purchases of short-term investments - net	(1,304)	(45)
Proceeds from (payments for) settlement of currency exchange contracts not designated as hedges - net	61	(34)
Other - net	(9)	(58)
Net cash used in investing activities	(1,782)	(983)

Financing activities
Proceeds from borrowings	818	1,995
Payments on borrowings	(11)	(2,008)
Short-term debt, net	(295)	896
Cash dividends paid	(1,035)	(977)
Exercise of employee stock options	73	16
Repurchase of shares	—	(286)
Employee taxes paid from shares withheld	(49)	(60)
Other - net	(9)	(22)
Net cash used in financing activities	(507)	(445)

Effect of currency on cash	18	15
Total increase (decrease) in cash	54	(67)
Cash at the beginning of the period	294	297
Cash at the end of the period	$348	$231

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
Note 2.    ACQUISITIONS AND DIVESTITURE OF BUSINESSES
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
The following table provides disaggregated sales by lines of businesses, geographic destination, market channel or end market, as applicable, for the Company's operating segments:

	Three months ended September 30		Nine months ended September 30
(In millions)	2023	2022	2023	2022
Electrical Americas
Products	$748	$737	$2,221	$2,034
Systems	1,846	1,442	5,205	4,167
Total	$2,594	$2,179	$7,426	$6,201

Electrical Global
Products	$848	$855	$2,620	$2,609
Systems	655	631	1,952	1,809
Total	$1,503	$1,486	$4,572	$4,418

Aerospace
Original Equipment Manufacturers	$342	$303	$980	$881
Aftermarket	302	256	863	719
Industrial and Other	223	209	674	628
Total	$867	$768	$2,517	$2,227

Vehicle
Commercial	$452	$460	$1,359	$1,307
Passenger and Light Duty	301	284	884	816
Total	$753	$744	$2,242	$2,123

eMobility	$163	$137	$471	$399

Total net sales	$5,880	$5,313	$17,229	$15,368

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (revenue recognized exceeds amount billed to the customer), and deferred revenue (advance payments and billings in excess of revenue recognized). Accounts receivable from customers were $3,983 million and $3,581 million at September 30, 2023 and December 31, 2022, respectively. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. These assets and liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Unbilled receivables were $313 million and $233 million at September 30, 2023 and December 31, 2022, respectively, and are recorded in Prepaid expenses and other current assets. The increase in unbilled receivables reflects higher revenue recognized from increased business activity in 2023.
Changes in the deferred revenue liabilities are as follows:

(In millions)	Deferred Revenue
Balance at January 1, 2023	$508
Customer deposits and billings	1,684
Revenue recognized in the period	(1,563)
Translation	1
Balance at September 30, 2023	$630

(In millions)	Deferred Revenue
Balance at January 1, 2022	$422
Customer deposits and billings	1,135
Revenue recognized in the period	(1,086)
Translation and other	(42)
Balance at September 30, 2022	$429
Deferred revenue liabilities of $610 million and $489 million as of September 30, 2023 and December 31, 2022, respectively, were included in Other current liabilities with the remaining balance presented in Other noncurrent liabilities.
A significant portion of open orders placed with Eaton are by original equipment manufacturers or distributors. These open orders are not considered firm as they have been historically subject to releases by customers. In measuring backlog of unsatisfied or partially satisfied obligations, only the amount of orders to which customers are firmly committed are included. Using this criterion, total backlog at September 30, 2023 was approximately $12.9 billion. At September 30, 2023, approximately 81% of this backlog is targeted for delivery to customers in the next twelve months and the rest thereafter.

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
Accounts receivable are net of an allowance for credit losses of $43 million and $31 million at September 30, 2023 and December 31, 2022, respectively. The change in the allowance for credit losses includes expense and net write-offs, none of which are significant.

Note 5.    INVENTORY
Inventory is carried at lower of cost or net realizable value. The components of inventory are as follows:

(In millions)	September 30, 2023	December 31, 2022
Raw materials	$1,471	$1,275
Work-in-process	901	781
Finished goods	1,341	1,375
Total inventory	$3,713	$3,430

Note 6.    GOODWILL
Changes in the carrying amount of goodwill by segment are as follows:

(In millions)	January 1, 2023	Translation	September 30, 2023
Electrical Americas	$7,402	$2	$7,404
Electrical Global	3,929	(24)	3,905
Aerospace	2,844	8	2,851
Vehicle	287	—	287
eMobility	334	—	334
Total	$14,796	$(15)	$14,781

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
The changes in SCF obligations are as follows:

(In millions)	SCF Obligations
Balance at January 1, 2023	$208
Invoices confirmed during the period	988
Invoices paid during the period	(834)
Translation	10
Balance at September 30, 2023	$372

Note 8.    DEBT
On October 2, 2023, the Company replaced its existing $500 million 364-day revolving credit facility with a new $500 million 364-day revolving credit facility that will expire on September 30, 2024. The Company also has a $2,500 million five-year revolving credit facility that will expire on October 1, 2027. The revolving credit facilities totaling $3,000 million are used to support commercial paper borrowings and are fully and unconditionally guaranteed by Eaton and certain of its direct and indirect subsidiaries on an unsubordinated, unsecured basis. There were no borrowings outstanding under Eaton’s revolving credit facilities at September 30, 2023. The Company maintains access to the commercial paper markets through its $3,000 million commercial paper program, of which none was outstanding on September 30, 2023.
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

Note 9.    RETIREMENT BENEFITS PLANS
The components of retirement benefits expense (income) are as follows:

	United States pension benefit expense (income)		Non-United States pension benefit expense (income)		Other postretirement benefits expense (income)
	Three months ended September 30
(In millions)	2023	2022	2023	2022	2023	2022
Service cost	$4	$6	$11	$15	$—	$—
Interest cost	35	32	22	12	3	2
Expected return on plan assets	(48)	(50)	(31)	(28)	—	—
Amortization	1	2	1	11	(4)	(1)
	(8)	(10)	4	9	(1)	—
Settlements	9	18	1	—	—	—
Total expense (income)	$1	$8	$5	$10	$(1)	$—

	United States pension benefit expense (income)		Non-United States pension benefit expense (income)		Other postretirement benefits expense (income)
	Nine months ended September 30
(In millions)	2023	2022	2023	2022	2023	2022
Service cost	$14	$22	$32	$45	$—	$1
Interest cost	106	80	64	36	8	5
Expected return on plan assets	(146)	(155)	(91)	(88)	—	—
Amortization	3	14	5	35	(13)	(5)
	(23)	(39)	11	27	(5)	—
Settlements	28	49	2	1	—	—
Total expense (income)	$5	$10	$13	$29	$(5)	$—
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
During the third quarter and first nine months of 2023, the Company recognized settlement losses from lump-sum distributions of $10 million and $30 million, respectively. During the third quarter and first nine months of 2022, the Company recognized settlement losses from lump-sum distributions of $18 million and $50 million, respectively. During the third quarter and first nine months of 2022, the Company remeasured certain pension plans as a result of lump-sum distributions exceeding or expected to exceed the sum of service and interest costs for the year. These remeasurements resulted in a decrease of $88 million and $178 million in funded status and corresponding increase in Accumulated other comprehensive loss in the third quarter and first nine months of 2022, respectively.

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

Note 11.    INCOME TAXES
The effective income tax rate for the third quarter of 2023 was expense of 17.3% compared to expense of 15.5% for the third quarter of 2022. The effective income tax rate for the first nine months of 2023 was expense of 16.9% compared to expense of 15.4% for the first nine months of 2022. The increase in the effective tax rate in the third quarter and first nine months of 2023 was primarily due to greater levels of income in higher tax jurisdictions.
Note 12.    EQUITY
The changes in Shareholders’ equity are as follows:

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at January 1, 2023	397.8	$4	$12,512	$8,468	$(3,946)	$(1)	$17,038	$38	$17,075
Net income	—	—	—	638	—	—	638	1	639
Other comprehensive income, net of tax					132		132		132
Cash dividends paid and accrued	—	—	—	(348)	—	—	(348)	(4)	(352)
Issuance of shares under equity-based compensation plans	0.7	—	(11)	(1)	—	1	(11)	—	(11)
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	1	1
Balance at March 31, 2023	398.6	$4	$12,502	$8,757	$(3,814)	$—	$17,449	$36	$17,485
Net income	—	—	—	744	—	—	744	1	745
Other comprehensive income, net of tax					53		53		53
Cash dividends paid	—	—	—	(344)	—	—	(344)	—	(344)
Issuance of shares under equity-based compensation plans	0.4	—	52	(1)	—	(1)	51	—	51
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2023	399.0	$4	$12,554	$9,156	$(3,760)	$(1)	$17,953	$36	$17,988
Net income	—	—	—	891	—	—	891	1	892
Other comprehensive loss, net of tax	—	—	—	—	(167)	—	(167)	—	(167)
Cash dividends paid	—	—	—	(343)	—	—	(343)	—	(343)
Issuance of shares under equity-based compensation plans	0.4	—	51	(1)	—	—	50	—	50
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(1)	(1)
Balance at September 30, 2023	399.3	$4	$12,604	$9,703	$(3,927)	$(1)	$18,383	$36	$18,420

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at January 1, 2022	398.8	$4	$12,449	$7,594	$(3,633)	$(1)	$16,413	$38	$16,451
Net income	—	—	—	532	—	—	532	1	533
Other comprehensive income, net of tax					116		116		116
Cash dividends paid and accrued	—	—	—	(331)	—	—	(331)	(2)	(333)
Issuance of shares under equity-based compensation plans	0.8	—	(22)	(2)	—	—	(24)	—	(24)
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(1)	(1)
Repurchase of shares	(0.6)	—	—	(86)	—	—	(86)	—	(86)
Balance at March 31, 2022	399.0	$4	$12,427	$7,707	$(3,517)	$(1)	$16,620	$36	$16,656
Net income	—	—	—	601	—	—	601	—	601
Other comprehensive loss, net of tax					(444)		(444)		(444)
Cash dividends paid	—	—	—	(323)	—	—	(323)	—	(323)
Issuance of shares under equity-based compensation plans	—	—	26	1	—	—	27	—	27
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	(1)	—	—	—	(1)	—	(1)
Repurchase of shares	(0.7)	—	—	(100)	—	—	(100)	—	(100)
Balance at June 30, 2022	398.3	$4	$12,452	$7,886	$(3,961)	$(1)	$16,380	$36	$16,416
Net income	—	—	—	607	—	—	607	1	608
Other comprehensive loss, net of tax	—	—	—	—	(522)	—	(522)	—	(522)
Cash dividends paid	—	—	—	(323)	—	—	(323)	—	(323)
Issuance of shares under equity-based compensation plans	0.1	—	26	—	—	—	26	—	26
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(2)	(2)
Repurchase of shares	(0.7)	—	—	(100)	—	—	(100)	—	(100)
Balance at September 30, 2022	397.7	$4	$12,478	$8,070	$(4,483)	$(1)	$16,068	$35	$16,103
On February 27, 2019, the Board of Directors adopted a share repurchase program for share repurchases up to $5.0 billion of ordinary shares (2019 Program). On February 23, 2022, the Board renewed the 2019 Program by providing authority for up to $5.0 billion in repurchases to be made during the three-year period commencing on that date (2022 Program). Under the 2022 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During the three and nine months ended September 30, 2023, no ordinary shares were repurchased. During the three and nine months ended September 30, 2022, 0.7 million and 2.0 million ordinary shares, respectively, were repurchased under the 2022 program in the open market at a total cost of $100 million and $286 million, respectively.
The changes in Accumulated other comprehensive loss are as follows:

(In millions)	Currency translation and related hedging instruments	Pensions and other postretirement benefits	Cash flow hedges	Total
Balance at January 1, 2023	$(3,264)	$(810)	$129	$(3,946)
Other comprehensive income (loss) before reclassifications	21	(8)	37	50
Amounts reclassified from Accumulated other comprehensive loss (income)	(10)	21	(44)	(32)
Net current-period Other comprehensive income (loss)	11	14	(7)	18
Balance at September 30, 2023	$(3,253)	$(796)	$122	$(3,927)

The reclassifications out of Accumulated other comprehensive loss are as follows:

(In millions)	Nine months ended September 30, 2023		Consolidated Statements of Income classification
Gains and (losses) on net investment hedges (amount excluded from effectiveness testing)
Currency exchange contracts	$10		Interest expense - net
Tax expense	—
Total, net of tax	10

Amortization of defined benefits pensions and other postretirement benefits items
Actuarial loss and prior service cost	(25)	1
Tax benefit	4
Total, net of tax	(21)

Gains and (losses) on cash flow hedges
Floating-to-fixed interest rate swaps	9		Interest expense - net
Currency exchange contracts	45		Net sales and Cost of products sold
Commodity contracts	1		Cost of products sold
Tax expense	(12)
Total, net of tax	44

Total reclassifications for the period	$32
1 These components of Accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 9 for additional information about pension and other postretirement benefits items.

Net Income Per Share Attributable to Eaton Ordinary Shareholders
A summary of the calculation of net income per share attributable to Eaton ordinary shareholders is as follows:

	Three months ended September 30		Nine months ended September 30
(In millions except for per share data)	2023	2022	2023	2022
Net income attributable to Eaton ordinary shareholders	$891	$607	$2,273	$1,741

Weighted-average number of ordinary shares outstanding - diluted	401.6	400.3	400.9	400.9
Less dilutive effect of equity-based compensation	2.2	1.9	1.9	2.0
Weighted-average number of ordinary shares outstanding - basic	399.4	398.4	399.0	398.9

Net income per share attributable to Eaton ordinary shareholders
Diluted	$2.22	$1.52	$5.67	$4.34
Basic	2.23	1.52	5.70	4.36
For the third quarter of 2023, all stock options were included in the calculation of diluted net income per share attributable to Eaton ordinary shareholders because they were all dilutive. For the first nine months of 2023, 0.1 million stock options were excluded from the calculation of diluted net income per share attributable to Eaton ordinary shareholders because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive. For the third quarter and first nine months of 2022, 0.2 million and 0.1 million stock options, respectively, were excluded from the calculation of diluted net income per share attributable to Eaton ordinary shareholders because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive.

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
A summary of financial instruments and contingent consideration recognized at fair value, and the fair value measurements used, is as follows:

(In millions)	Total	Level 1	Level 2	Level 3
September 30, 2023
Cash	$348	$348	$—	$—
Short-term investments	1,558	1,558	—	—
Net derivative contracts	9	—	9	—
Contingent future payments from acquisition of Green Motion	(45)	—	—	(45)

December 31, 2022
Cash	$294	$294	$—	$—
Short-term investments	261	261	—	—
Net derivative contracts	29	—	29	—
Contingent future payments from acquisition of Green Motion	(44)	—	—	(44)
Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities.
On March 22, 2021, Eaton acquired Green Motion SA, a leading designer and manufacturer of electric vehicle charging hardware and related software based in Switzerland. Green Motion SA was acquired for $106 million, including $49 million of cash paid at closing and an initial estimate of $57 million for the fair value of contingent future consideration based on 2023 and 2024 revenue performance. The fair value of contingent consideration liabilities is estimated by discounting contingent payments expected to be made, and may increase or decrease based on changes in revenue estimates and discount rates, with a maximum possible undiscounted value of $113 million. As of September 30, 2023, the fair value of the contingent future payments has been reduced to $45 million based primarily on anticipated reductions in projected 2023 revenue compared to the initial estimate.
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $9,125 million and fair value of $8,252 million at September 30, 2023 compared to $8,331 million and $7,625 million, respectively, at December 31, 2022. The fair value of Eaton's debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and is considered a Level 2 fair value measurement.

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

Derivative Financial Statement Impacts
The fair value of derivative financial instruments recognized in the Consolidated Balance Sheets is as follows:

(In millions)	Notional amount	Other current assets	Other noncurrent assets	Other current liabilities	Other noncurrent liabilities	Type of hedge	Term
September 30, 2023
Derivatives designated as hedges
Forward starting floating-to-fixed interest rate swaps	$53	$—	$1	$—	$—	Cash flow	8 years
Currency exchange contracts	764	27	1	13	3	Cash flow	1 to 28 months
Commodity contracts	58	—	—	2	—	Cash flow	1 to 12 months
Currency exchange contracts	549	—	—	2	—	Net investment	3 months
Total		$27	$2	$17	$3

Derivatives not designated as hedges
Currency exchange contracts	$4,735	$11		$11			1 to 7 months

December 31, 2022
Derivatives designated as hedges
Currency exchange contracts	$1,240	$35	$2	$17	$9	Cash flow	1 to 36 months
Commodity contracts	64	4	—	2	—	Cash flow	1 to 12 months
Total		$39	$2	$19	$9

Derivatives not designated as hedges
Currency exchange contracts	$4,683	$30		$14			1 to 12 months
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
Foreign currency denominated debt designated as non-derivative net investment hedging instruments had a carrying value on an after-tax basis of $3,010 million at September 30, 2023 and $2,711 million at December 31, 2022.
As of September 30, 2023, the volume of outstanding commodity contracts that were entered into to hedge forecasted transactions:

Commodity	September 30, 2023		Term
Aluminum	4	Millions of pounds	1 to 11 months
Copper	12	Millions of pounds	1 to 12 months
Gold	1,662	Troy ounces	1 to 12 months
Silver	166,422	Troy ounces	1 to 10 months

The following amounts were recorded on the Consolidated Balance Sheets related to fixed-to-floating interest rate swaps:

(In millions)	Carrying amount of the hedged assets (liabilities)		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged asset (liabilities) (a)
Location on Consolidated Balance Sheets	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Long-term debt	$(713)	$(713)	$(44)	$(48)
(a) At September 30, 2023 and December 31, 2022, these amounts include the cumulative liability amount of fair value hedging adjustments remaining for which the hedge accounting has been discontinued of $44 million and $48 million, respectively.

The impact of cash flow and fair value hedging activities to the Consolidated Statements of Income is as follows:

	Three months ended September 30, 2023
(In millions)	Net Sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$5,880	$3,684	$33

Gain (loss) on derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps
Hedged item	$—	$—	$(3)
Derivative designated as hedging instrument	—	—	3

Currency exchange contracts
Hedged item	$(3)	$(16)	$—
Derivative designated as hedging instrument	3	16	—

	Three months ended September 30, 2022
(In millions)	Net Sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$5,313	$3,545	$37

Gain (loss) on derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps
Hedged item	$—	$—	$(1)
Derivative designated as hedging instrument	—	—	1

Currency exchange contracts
Hedged item	$5	$(6)	$—
Derivative designated as hedging instrument	(5)	6	—

Commodity contracts
Hedged item	$—	$3	$—
Derivative designated as hedging instrument	—	(3)	—

	Nine months ended September 30, 2023
(In millions)	Net sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$17,229	$11,030	$124

Gain (loss) on derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps
Hedged item	$—	$—	$(9)
Derivative designated as hedging instrument	—	—	9

Currency exchange contracts
Hedged item	$(2)	$(46)	$—
Derivative designated as hedging instrument	2	46	—

Commodity contracts
Hedged item	$—	$(1)	$—
Derivative designated as hedging instrument	—	1	—

	Nine months ended September 30, 2022
(In millions)	Net sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$15,368	$10,319	$100

Gain (loss) on derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps
Hedged item	$—	$—	$(1)
Derivative designated as hedging instrument	—	—	1

Currency exchange contracts
Hedged item	$10	$(12)	$—
Derivative designated as hedging instrument	(10)	12	—

Gain (loss) on derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps
Hedged item	$—	$—	$8
Derivative designated as hedging instrument	—	—	(8)

The impact of derivatives not designated as hedges to the Consolidated Statements of Income is as follows:

	Gain (loss) recognized in Consolidated Statements of Income		Consolidated Statements of Income classification
	Three months ended September 30
(In millions)	2023	2022
Gain (loss) on derivatives not designated as hedges
Currency exchange contracts	$14	$(52)	Interest expense - net
Total	$14	$(52)

	Gain (loss) recognized in Consolidated Statements of Income		Consolidated Statements of Income classification
	Nine months ended September 30
(In millions)	2023	2022
Gain (loss) on derivatives not designated as hedges
Currency exchange contracts	$31	$(85)	Interest expense - net
Commodity contracts	—	(15)	Other expense (income) - net and Cost of products sold (a)
Total	$31	$(100)
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

The impact of derivative and non-derivative instruments designated as hedges to the Consolidated Statements of Income and Comprehensive Income is as follows:

	Gain (loss) recognized in other comprehensive income (loss)		Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	Three months ended September 30			Three months ended September 30
(In millions)	2023	2022		2023	2022
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	$1	$(36)	Interest expense - net	$3	$1
Currency exchange contracts	(2)	(8)	Net sales and Cost of products sold	20	(1)
Commodity contracts	(1)	(3)	Cost of products sold	—	(3)

Derivatives designated as net investment hedges
Currency exchange contracts
Effective portion	3	—	Gain (loss) on sale of business	—	—
Amount excluded from effectiveness testing	2	—	Interest expense - net	4	—

Non-derivative designated as net investment hedges
Foreign currency denominated debt	85	164	Gain (loss) on sale of business	—	—
Total	$87	$117		$27	$(3)

	Gain (loss) recognized in other comprehensive income (loss)		Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	Nine months ended September 30			Nine months ended September 30
(In millions)	2023	2022		2023	2022
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	$2	$202	Interest expense - net	$9	$1
Currency exchange contracts	47	(18)	Net sales and Cost of products sold	45	3
Commodity contracts	(2)	(11)	Cost of products sold	1	—

Derivatives designated as net investment hedges
Currency exchange contracts
Effective portion	21	—	Gain (loss) on sale of business	—	—
Amount excluded from effectiveness testing	11	—	Interest expense - net	10	—

Non-derivative designated as net investment hedges
Foreign currency denominated debt	19	405	Gain (loss) on sale of business	—	—
Total	$98	$577		$65	$4
The pre-tax portion of the fair value of currency exchange contracts designated as net investment hedges included in Accumulated other comprehensive loss were net gains of $21 million at September 30, 2023. The pre-tax portion of the fair value of the forward points included in Accumulated other comprehensive loss were net gains of $11 million at September 30, 2023.
At September 30, 2023, a gain of $12 million of estimated unrealized net gains or losses associated with our cash flow hedges were expected to be reclassified to income from Accumulated other comprehensive loss within the next twelve months. These reclassifications relate to our designated foreign currency and commodity hedges that will mature in the next 12 months.

Note 15.    RESTRUCTURING CHARGES
In the second quarter of 2020, Eaton initiated a multi-year restructuring program to reduce its cost structure and gain efficiencies in its business segments and at corporate in order to initially respond to declining market conditions brought on by the COVID-19 pandemic. Since the inception of the program, the Company has incurred charges of $371 million. These restructuring activities are expected to be completed in 2023 with total estimated charges of $380 million cumulatively for the entire program. The remaining charges in 2023 are expected to relate primarily to plant closing and other costs.
A summary of restructuring program charges is as follows:

	Three months ended September 30		Nine months ended September 30
(In millions except for per share data)	2023	2022	2023	2022
Workforce reductions	$—	$5	$17	$11
Plant closing and other	7	17	29	38
Total before income taxes	7	22	46	49
Income tax benefit	1	4	9	10
Total after income taxes	$5	$18	$37	$39
Per ordinary share - diluted	$0.01	$0.04	$0.09	$0.10
Restructuring program charges related to the following segments:

	Three months ended September 30		Nine months ended September 30
(In millions)	2023	2022	2023	2022
Electrical Americas	$—	$4	$4	$14
Electrical Global	5	8	22	14
Aerospace	1	2	4	6
Vehicle	1	2	4	8
eMobility	—	—	6	—
Corporate	—	5	6	7
Total	$7	$22	$46	$49
A summary of liabilities related to workforce reductions, plant closing, and other associated costs is as follows:

(In millions)	Workforce reductions	Plant closing and other	Total
Balance at January 1, 2020	$—	$—	$—
Liability recognized	172	42	214
Payments, utilization and translation	(33)	(39)	(72)
Balance at December 31, 2020	139	3	142
Liability recognized	21	57	78
Payments, utilization and translation	(64)	(52)	(116)
Balance at December 31, 2021	96	8	104
Liability recognized, net[1]	(13)	47	33
Payments, utilization and translation	(45)	(51)	(96)
Balance at December 31, 2022	38	4	41
Liability recognized, net	17	29	46
Payments	(15)	(27)	(41)
Balance at September 30, 2023	$40	$6	$46
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

	Three months ended September 30		Nine months ended September 30
(In millions)	2023	2022	2023	2022
Net sales
Electrical Americas	$2,594	$2,179	$7,426	$6,201
Electrical Global	1,503	1,486	4,572	4,418
Aerospace	867	768	2,517	2,227
Vehicle	753	744	2,242	2,123
eMobility	163	137	471	399
Total net sales	$5,880	$5,313	$17,229	$15,368

Segment operating profit (loss)
Electrical Americas	$719	$511	$1,913	$1,368
Electrical Global	328	305	892	866
Aerospace	209	185	580	506
Vehicle	131	125	353	346
eMobility	—	(2)	(5)	(7)
Total segment operating profit	1,386	1,124	3,732	3,079

Corporate
Intangible asset amortization expense	(107)	(124)	(344)	(375)
Interest expense - net	(33)	(37)	(124)	(100)
Pension and other postretirement benefits income	11	7	33	35
Restructuring program charges	(7)	(22)	(46)	(49)
Other expense - net	(171)	(227)	(512)	(529)
Income before income taxes	1,079	720	2,739	2,060
Income tax expense	187	112	463	316
Net income	892	608	2,277	1,743
Less net income for noncontrolling interests	(1)	(1)	(4)	(2)
Net income attributable to Eaton ordinary shareholders	$891	$607	$2,273	$1,741

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
We are well positioned to capitalize on the megatrends of electrification, energy transition and digitalization. The reindustrialization of North America and Europe, emerging megaprojects, and increased global infrastructure spending focused on clean energy programs, are expanding our end markets and positioning Eaton for growth for years to come. We are strengthening our participation across the entire electrical power value chain and benefiting from momentum in the data center and utility end markets as well as a growth cycle in the commercial aerospace and defense markets.
Over the past several years, we've completed a number of transactions to add higher-growth, higher-margin businesses to our portfolio. These updates have better aligned the Company with secular growth trends and positioned the Company for future growth. This transformation of our portfolio of businesses, along with continued organic sales growth and operational performance, has led to 46% growth in our net income per share in the third quarter of 2023 compared to the third quarter of 2022.
Founded in 1911, Eaton is marking its 100th anniversary of being listed on the New York Stock Exchange. We reported revenues of $20.8 billion in 2022 and serve customers in more than 170 countries.

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
Acquisition and Divestiture Charges
Eaton incurs integration charges and transaction costs to acquire and integrate businesses, and transaction, separation and other costs to divest and exit businesses. Eaton also recognizes gains and losses on the sale of businesses. A summary of these Corporate items is as follows:

	Three months ended September 30		Nine months ended September 30
(In millions except for per share data)	2023	2022	2023	2022
Acquisition integration, divestiture charges and transaction costs	$18	$103	$69	$182
Gain on the sale of the Hydraulics business	—	—	—	(24)
Total before income taxes	18	103	69	158
Income tax benefit	4	17	14	25
Total after income taxes	$14	$86	$54	$133
Per ordinary share - diluted	$0.03	$0.21	$0.14	$0.33
Acquisition integration, divestiture charges and transaction costs in 2023 and 2022 are related to the acquisition of Royal Power Solutions and other acquisitions completed prior to 2022, including other charges and income to acquire and exit businesses. Costs in 2023 and 2022 also included certain indemnity claims associated with the sale of 50% interest in the commercial vehicle automated transmission business in 2017. Costs in 2022 also included charges of $29 million presented in Other expense (income) - net on the Consolidated Statements of Income related to the decision in the second quarter of 2022 to exit the Company's business operations in Russia. These charges consisted primarily of write-downs of accounts receivable, inventory and other assets, and accruals for severance. These charges were included in Cost of products sold, Selling and administrative expense, Research and development expense, or Other expense (income) - net. In Business Segment Information in Note 16, the charges were included in Other expense - net.
Restructuring
In the second quarter of 2020, Eaton initiated a multi-year restructuring program to reduce its cost structure and gain efficiencies in its business segments and at corporate in order to initially respond to declining market conditions brought on by the COVID-19 pandemic. Since the inception of the program, the Company has incurred charges of $371 million. These restructuring activities are expected to be completed in 2023 with total estimated charges of $380 million cumulatively for the entire program and projected mature year savings of $265 million when fully implemented. The remaining charges in 2023 are expected to relate primarily to plant closing and other costs. Additional information related to this restructuring is presented in Note 15.
Intangible Asset Amortization Expense
Intangible asset amortization expense is as follows:

	Three months ended September 30		Nine months ended September 30
(In millions except for per share data)	2023	2022	2023	2022
Intangible asset amortization expense	$107	$124	$344	$375
Income tax benefit	23	27	74	80
Total after income taxes	$84	$97	$269	$295
Per ordinary share - diluted	$0.21	$0.25	$0.67	$0.74

Consolidated Financial Results

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
(In millions except for per share data)	2023	2022		2023	2022
Net sales	$5,880	$5,313	11%	$17,229	$15,368	12%
Gross profit	2,196	1,768	24%	6,199	5,049	23%
Percent of net sales	37.3%	33.3%		36.0%	32.9%
Income before income taxes	1,079	720	50%	2,739	2,060	33%
Net income	892	608	47%	2,277	1,743	31%
Less net income for noncontrolling interests	(1)	(1)		(4)	(2)
Net income attributable to Eaton ordinary shareholders	891	607	47%	2,273	1,741	31%
Excluding acquisition and divestiture charges, after-tax	14	86		54	133
Excluding restructuring program charges, after-tax	5	18		37	39
Excluding intangible asset amortization expense, after-tax	84	97		269	295
Adjusted earnings	$994	$807	23%	$2,633	$2,207	19%

Net income per share attributable to Eaton ordinary shareholders - diluted	$2.22	$1.52	46%	$5.67	$4.34	31%
Excluding per share impact of acquisition and divestiture charges, after-tax	0.03	0.21		0.14	0.33
Excluding per share impact of restructuring program charges, after-tax	0.01	0.04		0.09	0.10
Excluding per share impact of intangible asset amortization expense, after-tax	0.21	0.25		0.67	0.74
Adjusted earnings per ordinary share	$2.47	$2.02	22%	$6.57	$5.51	19%
Net Sales

Changes in Net sales are summarized as follows:	Three months ended September 30, 2023	Nine months ended September 30, 2023
Organic growth	9%	12%
Foreign currency	2%	—%
Total increase in Net sales	11%	12%
Organic sales increased 9% in the third quarter of 2023 primarily due to strength in industrial, utility, machine OEM, and data center end-markets of the Electrical Americas business segment, strength in sales to commercial OEM and aftermarket in the Aerospace business segment, and the ramp up of key programs in the eMobility business segment due to robust demand for electric vehicles.
Organic sales increased 12% in the first nine months of 2023 primarily due to strength in commercial & institutional, utility, industrial, and data center end-markets of the Electrical Americas and Electrical Global business segments, strength in sales to commercial OEM and aftermarket in the Aerospace business segment, strength in the North American, European, and Asia Pacific regions in the Vehicle business segment, and the ramp up of key programs in the eMobility business segment due to robust demand for electric vehicles.
Gross Profit
Gross profit margin increased from 33.3% in the third quarter of 2022 to 37.3% in the third quarter of 2023 primarily due to higher sales volumes and net price realization in the Electrical Americas and Aerospace business segments, and net sales price realization in the Electrical Global and Vehicle business segments, partially offset by lower sales volumes in the Electrical Global and Vehicle business segments, and unfavorable product mix in the Electrical Global business segment.
Gross profit margin increased from 32.9% in the first nine months of 2022 to 36.0% in the first nine months of 2023 primarily due to higher sales volumes and net price realization, partially offset by unfavorable product mix and operating inefficiencies in the Electrical Global and Vehicle business segments.

Income Taxes
The effective income tax rate for the third quarter of 2023 was expense of 17.3% compared to expense of 15.5% for the third quarter of 2022. The effective income tax rate for the first nine months of 2023 was expense of 16.9% compared to expense of 15.4% for the first nine months of 2022. The increase in the effective tax rate in the third quarter and first nine months of 2023 was primarily due to greater levels of income in higher tax jurisdictions.
The European Union (EU) member states formally adopted a directive to implement a 15% global minimum effective tax rate by country as established by the Organization for Economic Co-operation and Development (OECD). EU member states, including Ireland, are required to enact legislation to implement the global minimum tax rules by the end of 2023, with effective dates of January 1, 2024, and January 1, 2025, for different aspects of the directive. The Company will continue to monitor and evaluate the impact of global minimum tax legislation as it is enacted by Ireland and other countries in which we operate. Upon full implementation, the global minimum tax could have a material negative impact on our effective tax rate, financial condition, results of operations, and cash flows.
Net Income
Changes in Net income attributable to Eaton ordinary shareholders and Net income per share attributable to Eaton ordinary shareholders - diluted are summarized as follows:

	Three months ended		Nine months ended
(In millions except for per share data)	Dollars	Per share	Dollars	Per share
September 30, 2022	$607	$1.52	$1,741	$4.34
Business segment results of operations
Performance	213	0.52	554	1.37
Foreign currency	5	0.01	(10)	(0.02)
Corporate
Intangible asset amortization expense	13	0.04	26	0.07
Restructuring program charges	13	0.03	2	0.01
Acquisition and divestiture charges	72	0.18	79	0.19
Other corporate items	(18)	(0.04)	(82)	(0.20)
Tax rate impact	(14)	(0.04)	(37)	(0.09)
September 30, 2023	$891	$2.22	$2,273	$5.67
Business Segment Results of Operations
The following is a discussion of Net sales, operating profit and operating margin by business segment.
Electrical Americas

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
(In millions)	2023	2022		2023	2022
Net sales	$2,594	$2,179	19%	$7,426	$6,201	20%

Operating profit	$719	$511	41%	$1,913	$1,368	40%
Operating margin	27.7%	23.5%		25.8%	22.1%
Net sales increased 19% in the third quarter of 2023 and 20% in the first nine months of 2023 driven entirely by organic sales growth. The increase in organic sales in the third quarter of 2023 was primarily due to strength in industrial, utility, machine OEM, and data center end-markets. The increase in organic sales in the first nine months of 2023 was primarily due to strength in commercial & institutional, utility, industrial, and data center end-markets.
The operating margin increased from 23.5% in the third quarter of 2022 to 27.7% in the third quarter of 2023 and from 22.1% in the first nine months of 2022 to 25.8% in the first nine months of 2023 primarily due to higher sales volumes and net price realization, partially offset by higher costs to support growth initiatives, and net gains from the sale of non-production facilities in 2022.

Electrical Global

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
(In millions)	2023	2022		2023	2022
Net sales	$1,503	$1,486	1%	$4,572	$4,418	3%

Operating profit	$328	$305	8%	$892	$866	3%
Operating margin	21.8%	20.6%		19.5%	19.6%

Changes in Net sales are summarized as follows:	Three months ended September 30, 2023	Nine months ended September 30, 2023
Organic growth	—%	5%
Divestiture	(1)%	(1)%
Foreign currency	2%	(1)%
Total increase in Net sales	1%	3%
Despite weakness in the European region, organic sales were flat in the third quarter of 2023 compared to the third quarter of 2022 due to strength in other global markets. The increase in organic sales in the first nine months of 2023 was primarily due to strength in commercial & institutional, industrial, utility, and data center end-markets.
The operating margin increased from 20.6% in the third quarter of 2022 to 21.8% in the third quarter of 2023 primarily due to net sales price realization and a net gain on the sale of a non-production facility, partially offset by lower sales volumes and unfavorable product mix. The operating margin decreased from 19.6% in the first nine months of 2022 to 19.5% in the first nine months of 2023 primarily due to operating inefficiencies from ongoing supply chain constraints and unfavorable product mix, partially offset by higher sales volumes and net price realization, and a net gain on the sale of a non-production facility.
Aerospace

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
(In millions)	2023	2022		2023	2022
Net sales	$867	$768	13%	$2,517	$2,227	13%

Operating profit	$209	$185	13%	$580	$506	15%
Operating margin	24.1%	24.0%		23.0%	22.7%

Changes in Net sales are summarized as follows:	Three months ended September 30, 2023	Nine months ended September 30, 2023
Organic growth	10%	12%
Foreign currency	3%	1%
Total increase in Net sales	13%	13%
The increase in organic sales in the third quarter and first nine months of 2023 was primarily due to broad-based strength across all markets with particular strength in commercial OEM and aftermarket.
The operating margin increased from 24.0% in the third quarter of 2022 to 24.1% in the third quarter of 2023 and from 22.7% in the first nine months of 2022 to 23.0% in the first nine months of 2023 primarily due to higher sales volumes and net price realization.

Vehicle

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
(In millions)	2023	2022		2023	2022
Net sales	$753	$744	1%	$2,242	$2,123	6%

Operating profit	$131	$125	5%	$353	$346	2%
Operating margin	17.4%	16.8%		15.7%	16.3%

Changes in Net sales are summarized as follows:	Three months ended September 30, 2023	Nine months ended September 30, 2023
Organic growth	(1)%	5%
Foreign currency	2%	1%
Total increase in Net sales	1%	6%
The decrease in organic sales in the third quarter of 2023 was primarily due to weakness in the South American truck, bus and agriculture market, partially offset by strength in the Asia Pacific region. The increase in organic sales in the first nine months of 2023 was primarily due to strength in the North American, European, and Asia Pacific regions.
The operating margin increased from 16.8% in the third quarter of 2022 to 17.4% in the third quarter of 2023 primarily due to net sales price realization, partially offset by lower sales volumes. The operating margin decreased from 16.3% in the first nine months of 2022 to 15.7% in the first nine months of 2023 primarily due to commodity and wage inflation, and operating inefficiencies, partially offset by higher sales volumes and net price realization.
eMobility

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
(In millions)	2023	2022		2023	2022
Net sales	$163	$137	19%	$471	$399	18%

Operating loss	$—	$(2)	100%	$(5)	$(7)	29%
Operating margin	—%	(1.5)%		(1.1)%	(1.7)%
Net sales increased 19% in the third quarter of 2023 and 18% in the first nine months of 2023 driven entirely by organic sales growth. The increase in organic sales reflects the ramp up of key programs due to robust demand for electric vehicles in the European market in the third quarter of 2023 and in the North American and European markets in the first nine months of 2023.
The operating margin increased from negative 1.5% in the third quarter of 2022 to 0.0% in the third quarter of 2023 primarily due to higher sales volumes and net price realization, and improved manufacturing productivity. The operating margin increased from negative 1.7% in the first nine months of 2022 to negative 1.1% in the first nine months of 2023 primarily due to higher sales volumes and net price realization, partially offset by manufacturing start-up costs associated with new electric vehicle programs.

Corporate Expense

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
(In millions)	2023	2022		2023	2022
Intangible asset amortization expense	$107	$124	(14)%	$344	$375	(8)%
Interest expense - net	33	37	(11)%	124	100	24%
Pension and other postretirement benefits income	(11)	(7)	57%	(33)	(35)	(6)%
Restructuring program charges	7	22	(68)%	46	49	(6)%
Other expense - net	171	227	(25)%	512	529	(3)%
Total corporate expense	$307	$403	(24)%	$993	$1,018	(2)%
Total corporate expense decreased from $403 million in the third quarter of 2022 to $307 million in the third quarter of 2023 primarily due to lower Acquisition and divestiture charges included in Other expense - net as integration activities wind down on prior acquisitions. Total corporate expenses decreased from $1,018 million in the first nine months of 2022 to $993 million in the first nine months of 2023 primarily due to lower Intangible asset amortization expense and Other expense - net, partially offset by higher Interest expense - net. The decrease in Other expense - net is primarily due to lower Acquisition and divestiture charges as integration activities wind down on prior acquisitions.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
Liquidity and Financial Condition
Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk.
On October 2, 2023, the Company replaced its existing $500 million 364-day revolving credit facility with a new $500 million 364-day revolving credit facility that will expire on September 30, 2024 on substantially similar terms. The Company also has a $2,500 million five-year revolving credit facility that will expire on October 1, 2027. The revolving credit facilities totaling $3,000 million are used to support commercial paper borrowings and are fully and unconditionally guaranteed by Eaton and certain of its direct and indirect subsidiaries on an unsubordinated, unsecured basis. There were no borrowings outstanding under Eaton’s revolving credit facilities at September 30, 2023. The Company maintains access to the commercial paper markets through its $3,000 million commercial paper program, of which none was outstanding on September 30, 2023.
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
Over the course of a year, cash, short-term investments, and short-term debt may fluctuate in order to manage global liquidity. As of September 30, 2023 and December 31, 2022, Eaton had cash of $348 million and $294 million, short-term investments of $1,558 million and $261 million, and short-term debt of $24 million and $324 million, respectively. Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, availability under existing revolving credit facilities, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business, fund capital expenditures and acquisitions of businesses, as well as scheduled payments of long-term debt.
Eaton was in compliance with each of its debt covenants for all periods presented.
Cash Flows
A summary of cash flows is as follows:

	Nine months ended September 30
(In millions)	2023	2022	Change from 2022
Net cash provided by operating activities	$2,326	$1,347	$979
Net cash used in investing activities	(1,782)	(983)	(799)
Net cash used in financing activities	(507)	(445)	(62)
Effect of currency on cash	18	15	3
Total increase (decrease) in cash	$54	$(67)
Operating Cash Flow
Net cash provided by operating activities increased by $979 million in the first nine months of 2023 compared to 2022 primarily due to lower investment in working capital and higher net income in 2023.

Investing Cash Flow
Net cash used in investing activities increased by $799 million in the first nine months of 2023 compared to 2022 primarily driven by an increase in net purchases of short-term investments to $1,304 million in 2023 from $45 million in 2022, and an increase in capital expenditures for property, plant and equipment to $514 million in 2023 from $389 million in 2022, partially offset by no cash paid for business acquisitions in 2023 compared to cash paid of $612 million in 2022.
Financing Cash Flow
Net cash used in financing activities increased by $62 million in the first nine months of 2023 compared to 2022 primarily due to net payments of short-term debt of $295 million in 2023 compared to net proceeds of short-term debt of $896 million in 2022, lower proceeds from borrowings of $818 million in 2023 compared to $1,995 million in 2022, partially offset by lower payments on borrowings of $11 million in 2023 compared to $2,008 million in 2022 and no repurchase of shares in 2023 compared to repurchase of shares of $286 million in 2022.
Uses of Cash
Capital Expenditures
Capital expenditures were $514 million and $389 million in the first nine months of 2023 and 2022, respectively. Eaton expects approximately $700 million in capital expenditures in 2023.
Dividends
Cash dividend payments were $1,035 million and $977 million in the first nine months of 2023 and 2022, respectively. Payment of quarterly dividends in the future depends upon the Company’s ability to generate net income and operating cash flows, among other factors, and is subject to declaration by the Eaton Board of Directors. The Company intends to continue to pay quarterly dividends in 2023.
Share Repurchases
On February 27, 2019, the Board of Directors adopted a share repurchase program for share repurchases up to $5.0 billion of ordinary shares (2019 Program). On February 23, 2022, the Board renewed the 2019 Program by providing authority for up to $5.0 billion in repurchases to be made during the three-year period commencing on that date (2022 Program). Under the 2022 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During the three and nine months ended September 30, 2023, no ordinary shares were repurchased. During the three and nine months ended September 30, 2022, 0.7 million and 2.0 million ordinary shares, respectively, were repurchased under the 2022 Program in the open market at a total cost of $100 million and $286 million, respectively. At September 30, 2023, there is $4,714 million still available for share repurchases under the 2022 Program. The Company will continue to pursue share repurchases in 2023 depending on market conditions and capital levels.
Acquisition of Businesses
The Company paid cash of $612 million to acquire a business in the first nine months of 2022. There were no business acquisitions in the first nine months of 2023. The Company will continue to focus on deploying its capital toward businesses that provide opportunities for higher growth and strong returns, and align with secular trends and its power management strategies.
Debt
The Company manages a number of short-term and long-term debt instruments, including commercial paper. At September 30, 2023, the Company had Short-term debt of $24 million, Current portion of long-term debt of $975 million, and Long-term debt of $8,150 million. The Company believes it has the operating flexibility, cash flow, and access to capital markets to meet scheduled payments of long-term debt.
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

Guaranteed Debt
Issuers, Guarantors and Guarantor Structure
Eaton Corporation has issued senior notes pursuant to indentures dated April 1, 1994 (the 1994 Indenture), November 20, 2012 (the 2012 Indenture), September 15, 2017 (the 2017 Indenture) and August 23, 2022 (as supplemented by the First and Second Supplemental Indentures of the same date and the Third Supplemental Indenture dated May 18, 2023, the 2022 Indenture). The senior notes of Eaton Corporation are registered under the Securities Act of 1933, as amended (the Registered Senior Notes). Eaton Capital Unlimited Company, a subsidiary of Eaton, is the issuer of five outstanding series of debt securities sold in offshore transactions under Regulation S promulgated under the Securities Act (the Eurobonds). The Eurobonds and the Registered Senior Notes (together, the Senior Notes) comprise substantially all of Eaton’s long-term indebtedness.
Substantially all of the Senior Notes (with limited exceptions, for example, see Note 8 of the Financial Statements included herewith), together with the credit facilities described above under Liquidity and Financial Condition (the Credit Facilities), are guaranteed by Eaton and 17 of its subsidiaries. Accordingly, they rank equally with each other. However, because these obligations are not secured, they would be effectively subordinated to any existing or future secured indebtedness of Eaton and its subsidiaries. As of September 30, 2023, Eaton has no material, long-term secured debt. The guaranteed Registered Senior Notes are also structurally subordinated to the liabilities of Eaton's subsidiaries that are not guarantors. Except as described below under Future Guarantors, Eaton is not obligated to cause its subsidiaries to guarantee the Registered Senior Notes.
The table set forth in Exhibit 22 filed with the Form 10-K filed on February 23, 2023 (10-K Exhibit 22) details the primary obligors and guarantors with respect to the guaranteed Registered Senior Notes.
Terms of Guarantees of Registered Securities
Payment of principal and interest on the Registered Senior Notes is guaranteed, on an unsecured, unsubordinated basis by the subsidiaries of Eaton set forth in the table referenced in the 10-K Exhibit 22. Each guarantee is full and unconditional, and joint and several. Each guarantor's guarantee is an unsecured obligation that ranks equally with all its other unsecured and unsubordinated indebtedness. The obligations of each guarantor under its guarantee of the Registered Senior Notes are subject to a customary savings clause or similar provision designed to prevent such guarantee from constituting a fraudulent conveyance or otherwise legally impermissible or voidable obligation.
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
The 1994 Indenture does not contain provisions with respect to future guarantors.

Summarized Financial Information of Guarantors and Issuers

(In millions)	September 30, 2023	December 31, 2022
Current assets	$4,189	$3,363
Noncurrent assets	12,937	12,938
Current liabilities	3,820	2,948
Noncurrent liabilities	9,763	10,047
Amounts due to subsidiaries that are non-issuers and non-guarantors - net	17,360	16,285

(In millions)		Nine months ended September 30, 2023
Net sales		$9,926
Sales to subsidiaries that are non-issuers and non-guarantors		803
Cost of products sold		7,484
Expense from subsidiaries that are non-issuers and non-guarantors - net		787
Net income		135
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
FORWARD-LOOKING STATEMENTS
This Form 10-Q Report contains forward-looking statements concerning litigation, expected capital expenditures, future dividend payments, anticipated share repurchases, expected restructuring program charges and benefits, and the anticipated impact of the global minimum tax regulation. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to Eaton, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside Eaton’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: global pandemics such as COVID-19; unanticipated changes in the markets for the Company’s business segments; unanticipated downturns in business relationships with customers or their purchases from us; the availability of credit to customers and suppliers; supply chain disruptions, competitive pressures on sales and pricing; unanticipated changes in the cost of material, labor and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; strikes or other labor unrest at Eaton or at our customers or suppliers; the impact of acquisitions and divestitures; unanticipated difficulties integrating acquisitions; new laws and governmental regulations; interest rate changes; tax rate changes or exposure to additional income tax liability; stock market and currency fluctuations; war, geopolitical tensions, natural disasters, civil or political unrest or terrorism; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in exposures to market risk since December 31, 2022.

ITEM 4.CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures - Pursuant to SEC Rule 13a-15, an evaluation was performed under the supervision and with the participation of Eaton’s management, including Craig Arnold - Principal Executive Officer; and Thomas B. Okray - Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, management concluded that Eaton’s disclosure controls and procedures were effective as of September 30, 2023.
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
During the third quarter of 2023, there was no change in Eaton’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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
During the third quarter of 2023, there were no shares repurchased.

ITEM 6.EXHIBITS.
Eaton Corporation plc
Third Quarter 2023 Report on Form 10-Q

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

EATON CORPORATION plc
Registrant

Date:	October 31, 2023	By:	/s/ Thomas B. Okray
Thomas B. Okray
Principal Financial Officer
(On behalf of the registrant and as Principal Financial Officer)