Form 10-K
period 2023-12-31
Eaton Corp plc
filed 2024-02-29
CIK 1551182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of Ordinary Shares held by non-affiliates of the registrant as of June 30, 2023 was $80.2 billion.
As of January 31, 2024, there were 399.5 million Ordinary Shares outstanding.
Documents Incorporated By Reference
Portions of the Proxy Statement for the 2024 annual shareholders meeting are incorporated by reference into Part III.

Part I

Item 1. Business.
Eaton Corporation plc (Eaton or the Company) is an intelligent power management company dedicated to protecting the environment and improving the quality of life for people everywhere. We make products for the data center, utility, industrial, commercial, machine building, residential, aerospace and mobility markets. We are well positioned to capitalize on the megatrends of electrification, energy transition and digitalization. The reindustrialization of North America and Europe, growth in North American megaprojects, and increased global infrastructure spending focused on clean energy programs are expanding our end markets and positioning Eaton for growth for years to come. We are strengthening our participation across the entire electrical power value chain and benefiting from momentum in the data center and utility end markets as well as a growth cycle in the commercial aerospace and defense markets. We are guided by our commitment to operate sustainably and with the highest ethical standards. Our work is accelerating the planet’s transition to renewable energy sources, helping to solve the world’s most urgent power management challenges, and building a more sustainable society for people today and for future generations.
Eaton was founded in 1911 and has been listed on the New York Stock Exchange for more than a century. We reported revenues of $23.2 billion in 2023 and serve customers in more than 160 countries.
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
Business Segment Information
Information by business segment regarding principal products, principal markets, methods of distribution and net sales is presented in Note 18 of the Notes to the consolidated financial statements. Additional information regarding Eaton's segments and business is presented below.
Electrical Americas and Electrical Global
Principal methods of competition in these segments are performance of products and systems, technology, customer service and support, and price. Eaton has a strong competitive position in these segments and, with respect to many products, is considered among the market leaders. In normal economic cycles, sales of these segments are historically lower in the first quarter and higher in the third and fourth quarters of a year. In 2023, 25% of these segments' sales were made to seven large customers of electrical products and electrical systems and services.
Aerospace
Principal methods of competition in this segment are total cost of ownership, product and system performance, quality, design engineering capabilities, and timely delivery. Eaton has a strong competitive position in this segment and, with respect to many products and platforms, is considered among the market leaders. In 2023, 21% of this segment's sales were made to three large original equipment manufacturers of aircraft.
Vehicle
Principal methods of competition in this segment are product performance, technology, global service, and price. Eaton has a strong competitive position in this segment and, with respect to many products, is considered among the market leaders. In 2023, 33% of this segment's sales were made to three large original equipment manufacturers of vehicles and related components.
eMobility
Principal methods of competition in this segment are product performance, technology, global service, and price. Eaton has a strong competitive position in this segment. In 2023, 14% of this segment's sales were made to three large original equipment manufacturers of vehicles, construction equipment and related components.

Hydraulics
On August 2, 2021, Eaton completed the sale of the Hydraulics business to Danfoss A/S, a Danish industrial company. Prior to the sale, the Hydraulics business was a reportable operating segment.
Information Concerning Eaton's Business in General
Raw Materials
Eaton's major requirements for raw materials include iron, steel, copper, nickel, aluminum, lead, silver, gold, titanium, rubber, plastic, electronic components, chemicals, and fluids. Materials are purchased in various forms, such as coils, sheets, strips, ingots, bars, extrusions, castings, forgings, stampings, powder metal, plastic resins, and pellets. Raw materials, as well as parts and other components, are purchased from many suppliers. Under normal circumstances, the Company has no difficulty obtaining its raw materials. However, as global economies continued to recover from the COVID-19 pandemic and supply chains adjusted to the Russia Ukraine war, some of our businesses were impacted by inflation and supply chain constraints, including limited availability of select materials and delivery delays. During this time, we worked closely with our suppliers to manage and minimize the impact on our supply chain.
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
Environmental Contingencies
Our comprehensive sustainability strategy is driven by our mission to improve the quality of life and the environment. We are committed to reducing our footprint, eliminating waste, and making the best use of natural resources. Operations of the Company involve the use and disposal of certain substances regulated under environmental protection laws. Eaton continues to modify processes on an ongoing, regular basis in order to reduce the impact on the environment, including the reduction or elimination of certain chemicals used in, and wastes generated from, operations. Compliance with laws that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, are not expected to have a material adverse effect upon capital expenditures, including expenditures for environmental control facilities, earnings or the competitive position of the Company. Compliance with future environmental protection laws may require an increase in capital expenditures. Information regarding the Company's liabilities related to environmental matters is presented in Note 11 of the Notes to the consolidated financial statements.
Human Capital Management
Eaton has approximately 94,000 employees globally. The number of persons employed by our reportable segments and corporate at December 31, 2023 are as follows:

(In thousands)	2023
Electrical Americas	32
Electrical Global	26
Aerospace	14
Vehicle	12
eMobility	2
Corporate	8
Total number of persons employed	94

Eaton uses and monitors a variety of metrics to ensure our objectives related to employee attraction, development, and retention are met. Most notably, Eaton tracks the following:
Inclusion and Diversity
Eaton is committed to having a workforce that is diverse and inclusive at all levels, reflecting the diversity of our customers and communities. Our success depends on our ability to attract and retain the best employees without regard to race, color, social or economic status, religion, national origin, marital status, age, veteran status, sexual orientation, gender identity, or any protected status. It is the policy of the Company to make all decisions regarding employment based on the principle of equal employment opportunity and without discrimination.
At December 31, 2023, Eaton’s distribution by gender, and United States distribution by minority status, is as follows:

	Total Global	Number of women (Global)	Percentage of women (Global)	U.S. total	Number of minorities (U.S. only)[1]	Percentage of minorities (U.S. only)[1]
Board of directors	10	3	30.0%	8	4	50.0%
Global leadership team	25	4	16.0%	23	11	47.8%
Executives	671	161	24.0%	480	102	21.3%
Managers	8,754	2,192	25.0%	4,568	984	21.5%
All other employees	84,331	29,794	35.3%	23,668	8,658	36.6%
All employees	93,781	32,151	34.3%	28,739	9,755	33.9%
1 Excluding Puerto Rico
At Eaton, one of our aspirational goals is to be a model of inclusion and diversity among our peers. Our plan to achieve this goal encompasses a number of actions, including an examination into our programs, practices, processes, and policies to look for opportunities to strengthen our support of underrepresented individuals, groups and businesses across our operations.
Compensation
A key component of Eaton’s attraction and retention strategy is competitive compensation. Eaton regularly benchmarks its compensation practices with industry peers to maintain a top performing workforce. Eaton’s 2023 total employee costs was $6.1 billion including salaries, wages, equity-based compensation, pension and other benefits. The total compensation of our median employee on October 1, 2022, as reported in our 2023 Proxy Statement filed on March 17, 2023, and as calculated in accordance with Item 402(u) of Regulation S-K, was $59,064.
Safety
Throughout our operations, our goal is to have no safety incidents and we continue to make progress towards that goal. Our 2022 Total Recordable Case Rate (TRCR) was 0.40 and our Days Away Case Rate (DACR) was 0.16. We have improved our TRCR 38% since 2018 and consider our 2030 target of 0.25 to be a world-leading safety rating. Our 2023 TRCR will be provided in our annual Sustainability Report to be issued in 2024.
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
Engagement
Fully engaged employees are more productive, innovative, and satisfied in their work. Examples of how we engage our employees include enterprise-wide town halls, hosting informal listening meetings and surveying groups of employees on specific subjects. In addition, we have programs focused on career development of employees at all levels and we are committed to a wide range of strategies designed to improve and sustain employee engagement over the long-term. Our most recent engagement survey of all employees was completed in 2023. Of those who responded to the survey, 84% had favorable engagement indicating they were proud to work at Eaton, felt personal accomplishment from their work, and would recommend Eaton as a place to work. We plan to perform another survey of all employees in 2025.

Item 1A. Risk Factors.
Among the risks that could materially adversely affect Eaton's businesses, financial condition or results of operations are the following:
Operational Risks
Impacts related to, and recovery from, the COVID-19 pandemic could have an adverse effect on our business and results of operations.
The global outbreak of COVID-19 disrupted economic activity around the world. As a result, we and our employees, suppliers, customers and others were, at times, restricted or prevented from conducting normal business activities, as a result of shutdowns, travel restrictions and other actions that were requested or mandated by governmental authorities. These impacts were partially mitigated for us, given that a substantial portion of our businesses and facilities were classified as essential in jurisdictions in which facility closures were mandated, and most of these disruptions have subsided. Nonetheless, we can give no assurance that there will not be additional closures in the future or that our businesses and facilities will be classified as essential in each of the jurisdictions in which we operate, should future outbreaks and/or additional strains of the virus impact global economic activity. Further, the pandemic has, and could further disrupt our supply chain. The duration of and extent to which the COVID-19 pandemic continues to impact our results of operations and financial condition will depend on future developments that are highly uncertain and cannot be predicted. The impact of COVID-19 may also continue to exacerbate other risks discussed in Item 1A of this Annual Report on Form 10-K, any of which could have a material effect on our results of operations.
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
Eaton's major requirements for raw materials are described above in Item 1 Raw Materials. Global shortages have continued to affect the prices Eaton's businesses are charged for raw materials, particularly commodities. Further, Eaton has been impacted by logistics and wage inflation. If this trend continues and we are unable to fully recoup these price increases in product pricing, the competitive position of our products and services may be impacted, which could have a material adverse impact on operating results.
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
At any given time, Eaton may be subject to litigation, the disposition of which may have a material adverse effect on the Company's businesses, financial condition or results of operations. Information regarding current legal proceedings is presented in Note 11 and Note 12 of the Notes to the consolidated financial statements.

Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity.
Risk Management and Strategy.
Eaton follows the U.S. National Institute of Standards and Technology (NIST) Cyber Security Framework to structure protocols for identifying, assessing and managing cybersecurity risks. In accordance with NIST guidance, Eaton maintains documented information security policies and standards to protect operations, assets, data and services and to defend against, respond to and recover from potential cyberattacks. These policies and standards include both preventive measures and reactive processes. Preventive measures include, but are not limited to, protective and detective cybersecurity systems, security monitoring, threat hunting and mandatory, enterprise-wide employee training. Eaton’s reactive processes are captured primarily by a cyber incident response plan (the IRP), which is comprised of an evolving set of procedures developed by cross-functional experts, and external consultants, who draw upon technical proficiency and learnings from past experiences. All of these procedures and practices are tailored to Eaton’s technology environment and are refined iteratively. Further, Eaton has an information risk management program that includes a vendor risk assessment process, whereby Eaton systematically oversees and identifies risks from cybersecurity threats related to its use of third-party service providers.
The IRP is executed by an Incident Response Team (IRT), led by our Chief Information Security Officer (CISO). The exact composition of the IRT varies depending on the severity and potential impact of an incident, and will typically include stakeholders across corporate and business functions. The team collaborates with internal experts and may engage external resources to assess and contain a threat if deemed necessary. Such external resources may potentially include forensic investigation and response firms, law firms, external auditors, forensic accountants, and consultants who are on retainer contracts for expedited availability.
While cybersecurity threats remain a risk to the Company’s business operations (see discussion in Item 1A. Risk Factors.), our robust risk mitigation strategies have been effective. Accordingly, no such threats have materially affected or are reasonably likely to materially affect the company, our business strategy, results of operations or our financial condition.
Governance.
While our Board of Directors as a whole has oversight of risk management generally, cybersecurity risks fall to the Board’s Audit Committee. The Company’s Chief Information Officer (CIO) and CISO report quarterly to the Audit Committee on any significant cybersecurity incidents, threats, mitigation strategies and controls at each Audit Committee meeting. The Audit Committee then updates the full board on significant matters raised and discussed during these sessions.
The Audit Committee delegates day-to-day management of cybersecurity risks to the Company’s senior management, which includes our CISO, who reports to the Company’s CIO. Our CIO reports directly to the Chief Executive Officer. Our CISO leads a robust team of dedicated professionals that are responsible for a wide range of risk assessment and management and leads at least ten specialized teams of internal and external experts focusing on distinct categories of threats.
Item 2. Properties.
Eaton's principal executive offices are located at Eaton House, 30 Pembroke Road, Dublin 4, Ireland D04 Y0C2. The Company maintains manufacturing facilities at approximately 208 locations in 35 countries. The Company is a lessee under a number of operating and finance leases for certain real properties and equipment, none of which is individually material to its operations. Management believes that the existing manufacturing facilities are adequate for its operations and that the facilities are maintained in good condition.
Item 3. Legal Proceedings.
Information regarding the Company's current legal proceedings is presented in Note 11 and Note 12 of the Notes to the consolidated financial statements.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 4A. Information about our Executive Officers
A listing of executive officers, their ages, positions and offices held over the past five years, as of February 5, 2024, is as follows:

Name	Age	Position (Date elected to position)
Craig Arnold	63	Chairman of Eaton Corporation plc (June 1, 2016 - present)
		Chief Executive Officer of Eaton Corporation (June 1, 2016 - present)
		Director of Eaton Corporation plc (September 1, 2015 - present)

Olivier Leonetti	59	Executive Vice President and Chief Financial Officer of Eaton Corporation
		(February 2024 - present)
		Executive Vice President and Chief Financial Officer of Johnson Controls
		International, plc (September 2020 - January 2024)
		Senior Vice President and Chief Financial Officer of Zebra Technologies Corporation
		(November 2016 - August 2020)

Heath B. Monesmith	53	President and Chief Operating Officer - Electrical Sector of Eaton Corporation
		(July 5, 2022 - present)
		President and Chief Operating Officer - Industrial Sector of Eaton Corporation
		(July 1, 2019 - July 4, 2022)
		Executive Vice President and General Counsel of Eaton Corporation
		(March 1, 2017 - January 6, 2020)

Paulo Ruiz	49	President and Chief Operating Officer - Industrial Sector of Eaton Corporation
		(July 5, 2022 - present)
		President Energy Solutions and Services of Eaton Corporation
		(August 2, 2021 - July 5, 2022)
		Hydraulics Group President of Eaton Corporation (April 1, 2019 - August 2, 2021)
		Chief Executive Officer of Dresser-Rand, a Siemens Business
		(October 9, 2017 - April 1, 2019)

Taras G. Szmagala, Jr.	57	Executive Vice President, Chief Legal Officer of Eaton Corporation
		(June 24, 2022 - present)
		Senior Vice President, Public and Community Affairs and Corporate Communications
		of Eaton Corporation (March 20, 2017 - June 24, 2022)

Ernest W. Marshall, Jr.	55	Executive Vice President and Chief Human Resources Officer of Eaton Corporation
		(July 1, 2018 - present)

Daniel R. Hopgood	52	Senior Vice President and Controller of Eaton Corporation (April 1, 2021 - present)
		Senior Vice President Global Financial Services and Systems of Eaton Corporation
		(September 2017 - March 30, 2021)

Peter Denk	49	President - Mobility Group of Eaton Corporation (April 1, 2023 - present)
		President - Vehicle Group, North America of Eaton Corporation
		(June 4, 2018 - March 31, 2023)

Nandakumar Cheruvatath	62	President - Aerospace Group of Eaton Corporation (September 1, 2015 - present)

Mike Yelton	54	President - Americas Region, Electrical Sector of Eaton Corporation
(April 1, 2023 - present)
President - Assemblies and Residential Solutions, Electrical Sector, America Region
(January 1, 2023 - April 1, 2023)
President - Commercial and Residential Distribution Solutions Business
(July 1, 2019 - January 1, 2023)
President and General Manager - Commercial Distribution Products & Assemblies
Business (April 1, 2015 - July 1, 2019)
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

Part II

Item 5. Market for the Registrant's Ordinary Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company's ordinary shares are listed for trading on the New York Stock Exchange under the symbol ETN. At December 31, 2023, there were 9,579 holders of record of the Company's ordinary shares. Additionally, 13,994 current and former employees were shareholders through participation in the Eaton Savings Plan, the Eaton Personal Investment Plan, and The Eaton Puerto Rico Retirement Savings Plan.
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
Issuer’s Purchases of Equity Securities
During the fourth quarter of 2023, there were no shares repurchased.
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
Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures - Pursuant to SEC Rule 13a-15, an evaluation was performed under the supervision and with the participation of Eaton's management, including Craig Arnold - Principal Executive Officer; and Olivier Leonetti - Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, Eaton's management concluded that the Company's disclosure controls and procedures were effective as of December 31, 2023.
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.
Pursuant to Section 404 of the Sarbanes Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, Eaton has included a report of management's assessment of the effectiveness of internal control over financial reporting, which is included in Item 15 of this Form 10-K.
“Report of Independent Registered Public Accounting Firm” relating to internal control over financial reporting as of December 31, 2023 is included in Item 15 of this Form 10-K.
During the fourth quarter of 2023, there was no change in Eaton's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.
Information required with respect to the directors of the Company is set forth under the caption “Election of Directors” in the Company's definitive Proxy Statement to be filed on or about March 15, 2024, and is incorporated by reference.
The Company has adopted a Code of Ethics, which applies to the directors, officers and employees worldwide. This document is available on the Company's website at https://www.eaton.com/us/en-us/company/ethics-compliance/policies/code-of-ethics.html.
There were no changes during the fourth quarter 2023 to the procedures by which security holders may recommend nominees to the Company's Board of Directors.
Information related to the Audit Committee, and members of the Committee who are financial experts, is set forth under the caption “Board Committees - Audit Committee” in the definitive Proxy Statement to be filed on or about March 15, 2024, and is incorporated by reference.
Item 11. Executive Compensation.
Information required with respect to executive compensation is set forth under the caption “Compensation Discussion and Analysis” in the Company's definitive Proxy Statement to be filed on or about March 15, 2024, and is incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required with respect to securities authorized for issuance under equity-based compensation plans is set forth under the caption “Equity Compensation Plans” in the Company's definitive Proxy Statement to be filed on or about March 15, 2024, and is incorporated by reference.
Information required with respect to security ownership of certain beneficial owners, is set forth under the caption “Share Ownership Tables” in the Company's definitive Proxy Statement to be filed on or about March 15, 2024, and is incorporated by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required with respect to certain relationships and related transactions, as well as director independence, is set forth under the caption “Director Independence” in the Company's definitive Proxy Statement to be filed on or about March 15, 2024, and is incorporated by reference.
Item 14. Principal Accounting Fees and Services.
Information required with respect to principal accountant fees and services is set forth under the caption “Audit Committee Report” in the Company's definitive Proxy Statement to be filed on or about March 15, 2024, and is incorporated by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules.
(a)    (1) The reports of the independent registered public accounting firm, consolidated financial statements and notes to consolidated financial statements are included in Item 8 above:
Reports of Ernst & Young LLP Independent Registered Public Accounting Firm (PCAOB ID: 42)
Consolidated Statements of Income - Years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Comprehensive Income - Years ended December 31, 2023, 2022 and 2021
Consolidated Balance Sheets - December 31, 2023 and 2022
Consolidated Statements of Cash Flows - Years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Shareholders' Equity - Years ended December 31, 2023, 2022 and 2021
Notes to consolidated financial statements
(2) All other schedules for which provision is made in Regulation S-X of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.
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

(iii)
364-Day Revolving Credit Agreement, dated as of October 2, 2023, among Eaton Corporation, the guarantors from time to time party thereto, the several lenders from time to time parties thereto, Citibank, N.A., as Administrative Agent, Citibank, N.A., JPMorgan Chase Bank, N.A. and BofA Securities, Inc., as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A., as syndication agent and Bank of America, N.A. as documentation agent. - Filed in conjunction with this Form 10-K Report *

21		Subsidiaries of Eaton Corporation plc - Filed in conjunction with this Form 10-K Report *

22		Table of Senior Notes, Issuer and Guarantors - Incorporated by reference to the Form 10-K Report filed on February 23, 2023

23		Consent of Independent Registered Public Accounting Firm - Filed in conjunction with this Form 10-K Report *

24		Power of Attorney - Filed in conjunction with this Form 10-K Report *

31.1		Certification of Principal Executive Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302) - Filed in conjunction with this Form 10-K Report *

31.2		Certification of Principal Financial Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302) - Filed in conjunction with this Form 10-K Report *

32.1		Certification of Principal Executive Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906) - Filed in conjunction with this Form 10-K Report *

32.2		Certification of Principal Financial Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906) - Filed in conjunction with this Form 10-K Report *

97		Recoupment policy of Eaton Corporation plc - Filed in conjunction with this Form 10-K Report *

101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021 (iii) Consolidated Balance Sheets at December 31, 2023 and 2022, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021, (v) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2023, 2022 and 2021 and (vi) Notes to consolidated financial statements for the year ended December 31, 2023.
Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON CORPORATION plc
Registrant

Date:	February 29, 2024	By:	/s/ Olivier Leonetti
Olivier Leonetti
(On behalf of the registrant and as Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
Date: February 29, 2024

Signature	Title

/s/ Craig Arnold		/s/ Olivier Leonetti
Craig Arnold	Chairman, Principal Executive Officer; Director	Olivier Leonetti	Principal Financial Officer

/s/ Daniel R. Hopgood		*
Daniel R. Hopgood	Principal Accounting Officer	Silvio Napoli	Director

*		*
Gregory R. Page	Director	Sandra Pianalto	Director

*		*
Robert V. Pragada	Director	Lori J. Ryerkerk	Director

*		*
Gerald B. Smith	Director	Dorothy C. Thompson	Director

*
Darryl L. Wilson	Director

*By	/s/ Olivier Leonetti
Olivier Leonetti, Attorney-in-Fact for the officers and directors signing in the capacities indicated

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Eaton Corporation plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eaton Corporation plc (“the Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Unrecognized Income Tax Benefits
Description of the Matter

As discussed in Note 12 to the consolidated financial statements, the Company had gross unrecognized income tax benefits of $1,300 million related to its uncertain tax positions at December 31, 2023. Unrecognized income tax benefits are recorded under the two-step recognition and measurement principles when a tax position does not meet the more likely than not standard, or if a tax position meets the more likely than not standard, but the financial statement tax benefit is reduced as part of the measurement step.

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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of management’s controls related to uncertain tax positions. For example, we tested controls over management’s application of the two-step recognition and measurement principles and management’s review of the inputs and resultant calculations of unrecognized income tax benefits, as well as the identification of new factors affecting existing uncertain tax positions.

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
February 29, 2024

MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

We have prepared the accompanying consolidated financial statements and related information of Eaton Corporation plc ("Eaton") included herein for the three years ended December 31, 2023. The primary responsibility for the integrity of the financial information included in this annual report rests with management. The financial information included in this annual report has been prepared in accordance with accounting principles generally accepted in the United States based on our best estimates and judgments and giving due consideration to materiality. The opinion of Ernst & Young LLP, Eaton's independent registered public accounting firm, on those consolidated financial statements is included herein.
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
The Board of Directors pursues its responsibility for the quality of Eaton's financial reporting primarily through its Audit Committee, which is composed of four independent directors. The Audit Committee meets regularly with management, the internal auditors and the independent registered public accounting firm to ensure that they are meeting their responsibilities and to discuss matters concerning accounting, internal control, audits and financial reporting. The internal auditors and independent registered public accounting firm have full and free access to senior management and the Audit Committee.

/s/ Craig Arnold	/s/ Olivier Leonetti	/s/ Daniel R. Hopgood
Principal Executive Officer	Principal Financial Officer	Principal Accounting Officer

February 29, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Eaton Corporation plc
Opinion on Internal Control Over Financial Reporting
We have audited Eaton Corporation plc’s (“the Company”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 29, 2024 expressed an unqualified opinion thereon.
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
February 29, 2024

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Eaton Corporation plc ("Eaton") is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act rules 13a-15(f)).
Under the supervision and with the participation of Eaton's management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2023. In conducting this evaluation, we used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework). Based on this evaluation under the framework referred to above, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2023.
The independent registered public accounting firm Ernst & Young LLP has issued an audit report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2023. This report is included herein.

/s/ Craig Arnold	/s/ Olivier Leonetti	/s/ Daniel R. Hopgood
Principal Executive Officer	Principal Financial Officer	Principal Accounting Officer

February 29, 2024

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31
(In millions except for per share data)	2023	2022	2021
Net sales	$23,196	$20,752	$19,628

Cost of products sold	14,762	13,865	13,293
Selling and administrative expense	3,795	3,227	3,256
Research and development expense	754	665	616
Interest expense - net	151	144	144
Gain on sale of business	—	24	617
Other expense (income) - net	(93)	(36)	40
Income before income taxes	3,827	2,911	2,896
Income tax expense	604	445	750
Net income	3,223	2,465	2,146
Less net income for noncontrolling interests	(5)	(4)	(2)
Net income attributable to Eaton ordinary shareholders	$3,218	$2,462	$2,144

Net income per share attributable to Eaton ordinary shareholders
Diluted	$8.02	$6.14	$5.34
Basic	8.06	6.17	5.38

Weighted-average number of ordinary shares outstanding
Diluted	401.1	400.8	401.6
Basic	399.1	398.7	398.7

Cash dividends declared per ordinary share	$3.44	$3.24	$3.04
The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31
(In millions)	2023	2022	2021
Net income	$3,223	$2,465	$2,146
Less net income for noncontrolling interests	(5)	(4)	(2)
Net income attributable to Eaton ordinary shareholders	3,218	2,462	2,144

Other comprehensive income (loss), net of tax
Currency translation and related hedging instruments	235	(647)	30
Pensions and other postretirement benefits	(185)	175	495
Cash flow hedges	(11)	159	37
Other comprehensive income (loss) attributable to Eaton ordinary shareholders	39	(313)	562

Total comprehensive income attributable to Eaton ordinary shareholders	$3,257	$2,149	$2,706
The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED BALANCE SHEETS

	December 31
(In millions)	2023	2022
Assets
Current assets
Cash	$488	$294
Short-term investments	2,121	261
Accounts receivable - net	4,475	4,076
Inventory	3,739	3,430
Prepaid expenses and other current assets	851	685
Total current assets	11,675	8,746

Property, plant and equipment
Land and buildings	2,241	2,129
Machinery and equipment	6,497	5,885
Gross property, plant and equipment	8,738	8,013
Accumulated depreciation	(5,208)	(4,867)
Net property, plant and equipment	3,530	3,146

Other noncurrent assets
Goodwill	14,977	14,796
Other intangible assets	5,091	5,485
Operating lease assets	648	570
Deferred income taxes	458	330
Other assets	2,052	1,940
Total assets	$38,432	$35,014

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$8	$324
Current portion of long-term debt	1,017	10
Accounts payable	3,365	3,072
Accrued compensation	676	467
Other current liabilities	2,680	2,488
Total current liabilities	7,747	6,360

Noncurrent liabilities
Long-term debt	8,244	8,321
Pension liabilities	768	649
Other postretirement benefits liabilities	180	177
Operating lease liabilities	533	459
Deferred income taxes	402	530
Other noncurrent liabilities	1,489	1,444
Total noncurrent liabilities	11,616	11,580

Shareholders’ equity
Ordinary shares (399.4 million outstanding in 2023 and 397.8 million in 2022)	4	4
Capital in excess of par value	12,634	12,512
Retained earnings	10,305	8,468
Accumulated other comprehensive loss	(3,906)	(3,946)
Shares held in trust	(1)	(1)
Total Eaton shareholders’ equity	19,036	17,038
Noncontrolling interests	33	38
Total equity	19,069	17,075
Total liabilities and equity	$38,432	$35,014
The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31
(In millions)	2023	2022	2021
Operating activities
Net income	$3,223	$2,465	$2,146
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	926	954	922
Deferred income taxes	(182)	(128)	(111)
Pension and other postretirement benefits expense	15	54	53
Contributions to pension plans	(113)	(116)	(343)
Contributions to other postretirement benefits plans	(20)	(24)	(20)
Gain on sale of business	—	(24)	(197)
Changes in working capital
Accounts receivable - net	(341)	(743)	(271)
Inventory	(282)	(490)	(629)
Accounts payable	256	334	832
Accrued compensation	197	(16)	154
Accrued income and other taxes	61	170	(317)
Other current assets	(112)	(179)	(116)
Other current liabilities	72	236	38
Other - net	(76)	40	22
Net cash provided by operating activities	3,624	2,533	2,163

Investing activities
Capital expenditures for property, plant and equipment	(757)	(598)	(575)
Cash paid for acquisitions of businesses, net of cash acquired	—	(610)	(4,500)
Proceeds from (payments for) sales of businesses, net of cash sold	(2)	31	3,129
Proceeds from sales of property, plant and equipment	76	163	44
Investments in associate companies	(68)	(42)	(124)
Sales (purchases) of short-term investments - net	(1,861)	(19)	379
Proceeds from (payments for) settlement of currency exchange contracts not designated as hedges - net	92	(47)	(27)
Other - net	(54)	(79)	(90)
Net cash used in investing activities	(2,575)	(1,200)	(1,764)

Financing activities
Proceeds from borrowings	818	1,995	1,798
Payments on borrowings	(19)	(2,012)	(1,013)
Short-term debt, net	(311)	317	20
Cash dividends paid	(1,379)	(1,299)	(1,219)
Exercise of employee stock options	78	28	63
Repurchase of shares	—	(286)	(122)
Employee taxes paid from shares withheld	(49)	(60)	(47)
Other - net	(9)	(23)	(15)
Net cash used in financing activities	(871)	(1,340)	(535)

Effect of currency on cash	16	4	(5)
Total increase (decrease) in cash	194	(3)	(141)
Cash at the beginning of the period	294	297	438
Cash at the end of the period	$488	$294	$297
The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at January 1, 2021	398.1	$4	$12,329	$6,794	$(4,195)	$(2)	$14,930	$43	$14,973
Net income	—	—	—	2,144	—	—	2,144	2	2,146
Other comprehensive income, net of tax					562		562		562
Cash dividends paid	—	—	—	(1,219)	—	—	(1,219)	(1)	(1,220)
Issuance of shares under equity-based compensation plans	1.6	—	120	(3)	—	1	118	—	118
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(6)	(6)
Repurchase of shares	(0.9)	—	—	(122)	—	—	(122)	—	(122)
Balance at December 31, 2021	398.8	4	12,449	7,594	(3,633)	(1)	16,413	38	16,451
Net income	—	—	—	2,462	—	—	2,462	4	2,465
Other comprehensive loss, net of tax					(313)		(313)		(313)
Cash dividends paid	—	—	—	(1,299)	—	—	(1,299)	(2)	(1,301)
Issuance of shares under equity-based compensation plans	1.1	—	65	(2)	—	—	63	—	63
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	(1)	—	—	—	(1)	(2)	(3)
Repurchase of shares	(2.0)	—	—	(286)	—	—	(286)	—	(286)
Balance at December 31, 2022	397.8	4	12,512	8,468	(3,946)	(1)	17,038	38	17,075
Net income	—	—	—	3,218	—	—	3,218	5	3,223
Other comprehensive income, net of tax					39		39		39
Cash dividends paid	—	—	—	(1,379)	—	—	(1,379)	(9)	(1,388)
Issuance of shares under equity-based compensation plans	1.5	—	122	(2)	—	—	120	—	120
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(1)	(1)
Balance at December 31, 2023	399.4	$4	$12,634	$10,305	$(3,906)	$(1)	$19,036	$33	$19,069
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
Note 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General Information and Basis of Presentation
Eaton Corporation plc (Eaton or the Company) is an intelligent power management company dedicated to protecting the environment and improving the quality of life for people everywhere. We make products for the data center, utility, industrial, commercial, machine building, residential, aerospace and mobility markets. We are guided by our commitment to operate sustainably and with the highest ethical standards. Our work is accelerating the planet’s transition to renewable energy sources, helping to solve the world’s most urgent power management challenges, and building a more sustainable society for people today and for future generations.
Eaton was founded in 1911 and has been listed on the New York Stock Exchange for more than a century. We reported revenues of $23.2 billion in 2023 and serve customers in more than 160 countries.
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
The consolidated financial statements include the accounts of Eaton and all subsidiaries and other entities it controls. Intercompany transactions and balances have been eliminated. The equity method of accounting is used for investments in associate companies where the Company has significant influence and generally a 20% to 50% ownership interest. Equity investments are evaluated for impairment whenever events or circumstances indicate the book value of the investment exceeds fair value. An impairment would exist if there is an other-than-temporary decline in value. Investments in associate companies included in Other assets were $860 million and $788 million as of December 31, 2023 and December 31, 2022, respectively, and income from these investments is reported in Other expense (income) - net. Eaton does not have off-balance sheet arrangements with unconsolidated entities.
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

The annual goodwill impairment test was performed using a qualitative analysis in 2023 and 2022, except for the Vehicle and eMobility reporting units which used a quantitative analysis in 2023 and 2022, respectively. A qualitative analysis is performed by assessing certain trends and factors, including projected market outlook and growth rates, forecasted and actual sales and operating profit margins, discount rates, industry data, and other relevant qualitative factors. These trends and factors are compared to, and based on, the assumptions used in the most recent quantitative analysis performed for each reporting unit. The results of the qualitative analyses did not indicate a need to perform quantitative analysis.
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
Based on these analyses performed in 2023 and 2022, the fair value of Eaton's reporting units continue to substantially exceed their respective carrying amounts and thus, no impairment exists.
Indefinite life intangible assets consist of certain trademarks. They are evaluated annually for impairment as of July 1 using either a quantitative or qualitative analysis to determine whether their fair values exceed their respective carrying amounts. Indefinite life intangible asset impairment testing for 2023 and 2022 was performed using a quantitative analysis. The Company determines the fair value of these assets using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows, and profitability. Additionally, indefinite life intangible assets are evaluated for impairment whenever an event occurs or circumstances change that would indicate that it is more likely than not that the asset is impaired. For 2023 and 2022, the fair value of indefinite lived intangible assets exceeded the respective carrying value.
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
Income Taxes
Deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax basis of the respective assets and liabilities, using enacted tax rates in effect for the year when the differences are expected to reverse. Deferred income tax assets are recognized for income tax loss carryforwards and income tax credit carryforwards. Judgment is required in determining and evaluating income tax provisions and valuation allowances for deferred income tax assets. Eaton recognizes an income tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. Eaton evaluates and adjusts these accruals based on changing facts and circumstances. Eaton recognizes interest and penalties related to unrecognized income tax benefits in the provision for income tax expense. Eaton's policy is to recognize income tax effects from accumulated other comprehensive income when individual units of account are sold, terminated, or extinguished. For additional information about income taxes, see Note 12.
Derivative Financial Instruments and Hedging Activities
Eaton uses derivative financial instruments to manage the exposure to the volatility in raw material costs, currency, and interest rates on certain debt. These instruments are marked to fair value in the accompanying Consolidated Balance Sheets. Changes in the fair value of derivative assets or liabilities (i.e., gains or losses) are recognized depending upon the type of hedging relationship and whether an instrument has been designated as a hedge. For those instruments that qualify for hedge accounting, Eaton designates the hedging instrument, based upon the exposure being hedged, as a cash flow hedge, a fair value hedge, or a hedge of a net investment in a foreign operation. Changes in fair value of these instruments that do not qualify for hedge accounting are recognized immediately in net income. See Note 16 for additional information about hedges and derivative financial instruments.
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). This accounting standard requires additional segment disclosures on an annual and interim basis, including significant segment expenses that are regularly provided to the chief operating decision maker. The standard does not change how operating segments and reportable segments are determined. ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023 and interim reporting periods beginning after December 15, 2024. The standard is required to be applied retrospectively to all periods presented in the consolidated financial statements. Eaton plans to adopt the standard for the year ended December 31, 2024. The Company is evaluating the impact of ASU 2023-07 and expects the standard will only impact its segment disclosures with no material impact to the consolidated financial statements.

In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). This accounting standard requires disaggregated income tax disclosures on an annual basis, including information on the Company’s effective income tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, and may be applied prospectively or retrospectively. The Company is evaluating the impact of ASU 2023-09 and expects the standard will only impact its income taxes disclosures with no material impact to the consolidated financial statements.
Note 2.    ACQUISITIONS AND DIVESTITURE OF BUSINESSES
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
The acquisition of Tripp Lite has been accounted for using the acquisition method of accounting which requires the assets acquired and liabilities assumed be recognized at their respective fair values on the acquisition date. The final allocation as of the date of acquisition follows:

(In millions)	Final Allocation
Short-term investments	$5
Accounts receivable	93
Inventory	179
Prepaid expenses and other current assets	5
Property, plant and equipment	1
Other intangible assets	604
Other assets	2
Accounts payable	(13)
Other current liabilities	(34)
Other noncurrent liabilities	(167)
Total identifiable net assets	675
Goodwill	976
Total consideration, net of cash received	$1,651
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

Acquisition of Green Motion SA
On March 22, 2021, Eaton acquired Green Motion SA, a leading designer and manufacturer of electric vehicle charging hardware and related software based in Switzerland. Green Motion SA was acquired for $106 million, including $49 million of cash paid at closing and an initial estimate of $57 million for the fair value of contingent future consideration based on 2023 and 2024 revenue performance. The fair value of contingent consideration liabilities is estimated by discounting contingent payments expected to be made, and may increase or decrease based on changes in revenue estimates and discount rates, with a maximum possible undiscounted value of $122 million. As of December 31, 2023, the fair value of the contingent future payments has been reduced to $18 million based primarily on lower revenue in 2023 and anticipated reductions in projected 2024 revenue compared to the initial estimates at closing. This reduction is presented in Other expense (income) - net on the Consolidated Statements of Income.
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
The acquisition of Mission Systems has been accounted for using the acquisition method of accounting which requires the assets acquired and liabilities assumed be recognized at their respective fair values on the acquisition date. The final allocation as of the date of acquisition follows:

(In millions)	Final Allocation
Accounts receivable	$84
Inventory	178
Prepaid expenses and other current assets	50
Property, plant and equipment	97
Other intangible assets	1,462
Other assets	15
Accounts payable	(40)
Other current liabilities	(202)
Other noncurrent liabilities	(108)
Total identifiable net assets	1,536
Goodwill	1,264
Total consideration, net of cash received	$2,800
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the anticipated synergies of acquiring Mission Systems. As a result of the acquisition, goodwill of $572 million recognized in the United States is deductible for tax purposes. The estimated fair values of the customer relationships, technology, and backlog intangible assets of $764 million, $612 million, and $86 million, respectively, were determined using either the relief-from-royalty model or the multi-period excess earnings model, which are discounted cash flow models that rely on the Company's estimates. These estimates require judgment of future revenue growth rates, future margins, and the applicable weighted-average cost of capital used to discount those estimated cash flows. The estimated fair value of technology intangibles is also based on the selection of royalty rates used in the valuation model. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market holders of a business enterprise. The estimated useful lives for customer relationships, technology, and backlog intangible assets were 22 years, 21 years, and 2 years, respectively. See Note 6 for additional information about goodwill and other intangible assets.
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
Sale of Hydraulics business
On August 2, 2021, Eaton completed the sale of the Hydraulics business to Danfoss A/S. As a result of the sale, the Company received $3.1 billion, net of cash sold, and recognized a pre-tax gain of $617 million in 2021. The Company finalized negotiations of post-closing adjustments with Danfoss A/S during the first quarter of 2022 and recognized an additional pre-tax gain of $24 million and received cash of $22 million from Danfoss A/S to fully settle all post-closing adjustments. The business had sales of $1.3 billion in 2021 through the date of the sale.
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
The acquisition of Royal Power Solutions has been accounted for using the acquisition method of accounting which requires the assets acquired and liabilities assumed be recognized at their respective fair values on the acquisition date. The final allocation as of the date of acquisition follows:

(In millions)	Final Allocation
Accounts receivable	$35
Inventory	46
Prepaid expenses and other current assets	1
Property, plant and equipment	31
Other intangible assets	341
Other assets	8
Accounts payable	(25)
Other current liabilities	(14)
Other noncurrent liabilities	(68)
Total identifiable net assets	355
Goodwill	255
Total consideration, net of cash received	$610
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
Payment terms vary by the type and location of the customer and the products or services offered. Generally, the time between when revenue is recognized and when payment is due is not significant. Eaton does not evaluate whether the selling price includes a financing interest component for contracts that are less than a year. Sales, value added, and other taxes collected concurrent with revenue are excluded from Net sales. Shipping and handling costs are treated as fulfillment costs and are included in Cost of products sold.
Eaton records reductions to sales for returns, and customer and distributor incentives, primarily comprised of rebates, at the time of the initial sale. Rebates are estimated based on sales terms, historical experience, trend analysis, and projected market conditions in the various markets served. The rebate programs offered vary across businesses due to the numerous markets Eaton serves, but the most common incentives relate to amounts paid or credited to customers for achieving defined volume levels. Accrued rebates of $402 million and $400 million as of December 31, 2023 and December 31, 2022, respectively, are generally paid annually and are included in Other current liabilities. Returns are estimated at the time of the sale primarily based on historical experience and are recorded gross on the Consolidated Balance Sheet.
Sales commissions are expensed when the amortization period is less than a year and are generally not capitalized as they are typically earned at the completion of the contract when the customer is invoiced or when the customer pays Eaton.
Sales of products and services varies by segment and are discussed in Note 18.
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

The following table provides disaggregated sales by lines of businesses, geographic destination, market channel or end market, as applicable, for the Company's operating segments:

(In millions)	2023	2022	2021
Electrical Americas
Products	$2,949	$2,732	$2,255
Systems	7,149	5,765	4,987
Total	$10,098	$8,497	$7,242

Electrical Global
Products	$3,462	$3,424	$3,283
Systems	2,622	2,424	2,233
Total	$6,084	$5,848	$5,516

Hydraulics
United States	$—	$—	$534
Rest of World	—	—	766
Total	$—	$—	$1,300

Aerospace
Original Equipment Manufacturers	$1,350	$1,209	$1,018
Aftermarket	1,183	977	823
Industrial and Other	878	854	807
Total	$3,413	$3,039	$2,648

Vehicle
Commercial	$1,784	$1,736	$1,438
Passenger and Light Duty	1,180	1,094	1,141
Total	$2,965	$2,830	$2,579

eMobility	$636	$538	$343

Total net sales	$23,196	$20,752	$19,628
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (revenue recognized exceeds amount billed to the customer), and deferred revenue (advance payments and billings in excess of revenue recognized). Accounts receivable from customers were $3,966 million and $3,581 million at December 31, 2023 and December 31, 2022, respectively. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. These assets and liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Unbilled receivables were $289 million and $233 million at December 31, 2023 and December 31, 2022, respectively, and are recorded in Prepaid expenses and other current assets. The increase in unbilled receivables reflects higher revenue recognized from increased business activity in 2023.

Changes in the deferred revenue liabilities are as follows:

(In millions)	Deferred Revenue
Balance at January 1, 2022	$422
Customer deposits and billings	1,656
Revenue recognized in the period	(1,541)
Translation and other	(29)
Balance at December 31, 2022	$508
Customer deposits and billings	2,368
Revenue recognized in the period	(2,256)
Translation	6
Balance at December 31, 2023	$626
Deferred revenue liabilities of $610 million and $489 million as of December 31, 2023 and 2022, respectively, were included in Other current liabilities with the remaining balance presented in Other noncurrent liabilities.
A significant portion of open orders placed with Eaton are by original equipment manufacturers or distributors. These open orders are not considered firm as they have been historically subject to releases by customers. In measuring backlog of unsatisfied or partially satisfied obligations, only the amount of orders to which customers are firmly committed are included. Using this criterion, total backlog at December 31, 2023 was approximately $13 billion. At December 31, 2023, approximately 76% of this backlog is targeted for delivery to customers in the next twelve months and the rest thereafter.
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
Accounts receivable are net of an allowance for credit losses of $38 million and $31 million at December 31, 2023 and December 31, 2022, respectively. The change in the allowance for credit losses includes expense and net write-offs, none of which are significant.
Note 5.    INVENTORY
Inventory is carried at lower of cost or net realizable value using the first-in, first-out (FIFO) method. Cost components include raw materials, purchased components, direct labor, indirect labor, utilities, depreciation, inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, and costs of the distribution network.
The components of inventory are as follows:

	December 31
(In millions)	2023	2022
Raw materials	$1,515	$1,275
Work-in-process	870	781
Finished goods	1,354	1,375
Total inventory	$3,739	$3,430

Note 6.    GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill by segment are as follows:

(In millions)	January 1, 2022	Additions	Translation	December 31, 2022	Translation	December 31, 2023
Electrical Americas	$7,417	$5	$(19)	$7,402	$13	$7,415
Electrical Global	4,183	2	(255)	3,929	109	4,038
Aerospace	2,781	184	(122)	2,844	57	2,901
Vehicle	290	—	(2)	287	2	289
eMobility	80	255	(1)	334	1	334
Total	$14,751	$445	$(400)	$14,796	$181	$14,977
The 2022 additions to goodwill relate primarily to the anticipated synergies of acquiring Royal Power Solutions and Mission Systems.
A summary of other intangible assets is as follows:

	December 31
	2023		2022
(In millions)	Historical cost	Accumulated amortization	Historical cost	Accumulated amortization
Intangible assets not subject to amortization
Trademarks	$1,207		$1,201

Intangible assets subject to amortization
Customer relationships	$4,742	$2,423	$4,677	$2,156
Patents and technology	1,990	948	1,987	830
Trademarks	1,123	642	1,113	570
Other	176	133	175	111
Total intangible assets subject to amortization	$8,031	$4,146	$7,952	$3,667
Amortization expense related to intangible assets subject to amortization in 2023, and estimated amortization expense for each of the next five years, is as follows:

(In millions)
2023	$432
2024	406
2025	401
2026	385
2027	376
2028	315

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
The changes in SCF obligations are as follows:

(In millions)	SCF Obligations
Balance at January 1, 2023	$219
Invoices confirmed during the period	1,339
Invoices paid during the period	(1,185)
Translation	(4)
Balance at December 31, 2023	$369
Note 8.    LEASES
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
The components of lease expense are as follows:

(In millions)	2023	2022	2021
Operating lease cost	$200	$179	$164
Finance lease cost:
Amortization of lease assets	15	11	12
Interest on lease liabilities	1	1	2
Short-term lease cost	18	17	15
Variable lease cost	28	27	16
Sublease income	(1)	(1)	(2)
Total lease cost	$261	$234	$207
During 2023 and 2022, Eaton entered into sale leaseback transactions primarily for certain non-production facilities and recorded gains of $53 million and $81 million, respectively, in Other expense (income) - net. The terms of the new operating leases ranged from 5 to 20 years. There were no sale leaseback transactions for the year ended December 31, 2021.
Supplemental cash flow information related to leases is as follows:

(In millions)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$(180)	$(159)	$(158)
Operating cash outflows - interest payments on finance leases	(1)	(2)	(2)
Financing cash outflows - payments on finance lease obligations	(18)	(11)	(11)

Lease assets obtained in exchange for new lease obligations, including leases acquired:
Operating leases	$183	$245	$145
Finance leases	38	10	14

Supplemental balance sheet information related to leases is as follows:

	December 31
(In millions)	2023	2022
Operating Leases
Operating lease assets	$648	$570

Other current liabilities	135	127
Operating lease liabilities	533	459
Total operating lease liabilities	$668	$586

Finance Leases
Land and buildings	$13	$6
Machinery and equipment	62	40
Accumulated depreciation	(36)	(20)
Net property, plant and equipment	$39	$26

Current portion of long-term debt	$13	$10
Long-term debt	22	18
Total finance lease liabilities	$35	$28

	December 31
	2023	2022
Weighted-average remaining lease term
Operating leases	7.6 years	7.6 years
Finance leases	4.4 years	4.9 years

Weighted-average discount rate
Operating leases	4.0%	3.3%
Finance leases	3.6%	3.0%
Maturities of lease liabilities at December 31, 2023 are as follows:

(In millions)	Operating Leases	Finance Leases
2024	$156	$14
2025	126	8
2026	106	6
2027	85	4
2028	63	2
Thereafter	259	4
Total lease payments	795	38
Less imputed interest	127	3
Total present value of lease liabilities	$668	$35

Note 9.    DEBT
A summary of long-term debt, including the current portion, is as follows:

	December 31
(In millions)	2023	2022
0.75% Euro notes due 2024	$608	$587
Floating rate Euro notes due 2024	332	—
6.50% debentures due 2025	145	145
0.70% Euro notes due 2025	553	534
0.128% Euro notes due 2026	995	960
3.10% senior notes due 2027	700	700
4.35% senior notes due 2028	500	—
7.65% debentures due 2029	200	200
0.577% Euro notes due 2030	663	640
4.00% senior notes due 2032	700	700
4.15% sustainability-linked senior notes due 2033	1,300	1,300
5.45% debentures due 2034	137	137
5.80% notes due 2037	240	240
4.15% senior notes due 2042	1,000	1,000
3.92% senior notes due 2047	300	300
4.70% senior notes due 2052	700	700
5.25% to 7.875% notes (maturities ranging from 2024 to 2035)	165	165
Other	25	23
Total long-term debt	9,261	8,331
Less current portion of long-term debt	(1,017)	(10)
Long-term debt less current portion	$8,244	$8,321
Substantially all these long-term debt instruments are fully and unconditionally guaranteed on an unsubordinated, unsecured basis by Eaton and certain of its direct and indirect subsidiaries (the Senior Notes). Further, as of December 31, 2023, all of these long-term debt instruments, except the floating rate Euro notes due 2024, 0.75% Euro notes due 2024, the 0.70% Euro notes due 2025, the 0.128% Euro notes due 2026, and the 0.577% Euro notes due 2030, are registered by Eaton Corporation under the Securities Act of 1933, as amended (the Registered Senior Notes).
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
On October 2, 2023, the Company replaced its existing $500 million 364-day revolving credit facility with a new $500 million 364-day revolving credit facility that will expire on September 30, 2024. The Company also has a $2,500 million five-year revolving credit facility that will expire on October 1, 2027. The revolving credit facilities totaling $3,000 million are used to support commercial paper borrowings and are fully and unconditionally guaranteed by Eaton and certain of its direct and indirect subsidiaries on an unsubordinated, unsecured basis. There were no borrowings outstanding under Eaton’s revolving credit facilities at December 31, 2023. The Company maintains access to the commercial paper markets through its $3,000 million commercial paper program, of which none was outstanding on December 31, 2023.

In addition to the revolving credit facilities, the Company also had available lines of credit of $1,070 million from various banks primarily for the issuance of letters of credit, of which there was $451 million outstanding at December 31, 2023. Borrowings outside the United States are generally denominated in local currencies.
Short-term debt of $8 million at December 31, 2023 was entirely comprised of short-term debt outside the United States. Short-term debt of $324 million at December 31, 2022 included $300 million of short-term commercial paper in the United States, which had a weighted average interest rate of 4.67%, and $24 million of short-term debt outside the United States.
Eaton is in compliance with each of its debt covenants for all periods presented.
Maturities of long-term debt for each of the next five years are as follows:

(In millions)
2024	$1,017
2025	706
2026	1,073
2027	704
2028	502
Interest paid on debt is as follows:

(In millions)
2023	$319
2022	250
2021	207

Note 10.    RETIREMENT BENEFITS PLANS
Eaton has defined benefits pension plans and other postretirement benefits plans.
Obligations and Funded Status

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
(In millions)	2023	2022	2023	2022	2023	2022
Funded status
Fair value of plan assets	$2,604	$2,635	$1,633	$1,486	$17	$16
Benefit obligations	(2,824)	(2,807)	(2,022)	(1,813)	(212)	(209)
Funded status	$(220)	$(172)	$(389)	$(327)	$(195)	$(194)

Amounts recognized in the Consolidated Balance Sheets
Other assets	$—	$—	$210	$199	$—	$—
Other current liabilities	(18)	(19)	(33)	(30)	(15)	(17)
Pension liabilities and Other postretirement benefits liabilities	(202)	(153)	(566)	(496)	(180)	(177)
Total	$(220)	$(172)	$(389)	$(327)	$(195)	$(194)

Amounts recognized in Accumulated other comprehensive loss (pre-tax)
Net actuarial loss (gain)	$867	$807	$649	$491	$(92)	$(119)
Prior service cost (credit)	4	5	12	14	(1)	(2)
Total	$871	$811	$661	$505	$(93)	$(120)
Change in Benefit Obligations

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
(In millions)	2023	2022	2023	2022	2023	2022
Balance at January 1	$2,807	$3,760	$1,813	$2,837	$209	$304
Service cost	19	27	43	59	1	1
Interest cost	142	117	85	47	10	7
Actuarial loss (gain)	104	(713)	104	(817)	11	(73)
Gross benefits paid	(250)	(386)	(110)	(99)	(31)	(38)
Currency translation	—	—	85	(218)	1	(3)
Plan amendments	1	1	(1)	1	—	(2)
Other	—	—	3	3	11	13
Balance at December 31	$2,824	$2,807	$2,022	$1,813	$212	$209

Accumulated benefit obligation	$2,807	$2,784	$1,922	$1,737
During 2020, the Company announced it was freezing its United States pension plans for its non-union employees. The freeze was effective January 1, 2021 for non-union U.S. employees whose retirement benefit was determined under a cash balance formula and is effective January 1, 2026 for non-union U.S. employees whose retirement benefit is determined under a final average pay formula.

Actuarial losses related to changes in the United States and Non-United States benefit obligations in 2023 of $104 million and $104 million, respectively, were primarily due to decreases in the discount rates used to measure the obligations. Actuarial gains related to changes in the United States and Non-United States benefit obligations in 2022 of $713 million and $817 million, respectively, were primarily due to increases in the discount rates used to measure the obligations.
Change in Plan Assets

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
(In millions)	2023	2022	2023	2022	2023	2022
Balance at January 1	$2,635	$3,672	$1,486	$2,247	$16	$19
Actual return on plan assets	203	(682)	86	(554)	1	(2)
Employer contributions	16	30	97	85	20	24
Gross benefits paid	(250)	(386)	(110)	(99)	(31)	(38)
Currency translation	—	—	71	(197)	—	—
Other	—	—	3	3	11	13
Balance at December 31	$2,604	$2,635	$1,633	$1,486	$17	$16
The components of pension plans with an accumulated benefit obligation in excess of plan assets at December 31 are as follows:

	United States pension liabilities		Non-United States pension liabilities
(In millions)	2023	2022	2023	2022
Accumulated benefit obligation	$2,807	$2,784	$742	$654
Fair value of plan assets	2,604	2,635	203	173
The components of pension plans with a projected benefit obligation in excess of plan assets at December 31 are as follows:

	United States pension liabilities		Non-United States pension liabilities
(In millions)	2023	2022	2023	2022
Projected benefit obligation	$2,824	$2,807	$827	$722
Fair value of plan assets	2,604	2,635	228	195
Other postretirement benefit plans with accumulated postretirement benefit obligations in excess of plan assets have been disclosed in the Obligations and Funded Status table.
Changes in pension and other postretirement benefit liabilities recognized in Accumulated other comprehensive loss are as follows:

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
(In millions)	2023	2022	2023	2022	2023	2022
Balance at January 1	$811	$713	$505	$763	$(120)	$(55)
Prior service cost arising during the year	1	1	(1)	1	—	(2)
Net loss (gain) arising during the year	97	173	139	(149)	10	(69)
Currency translation	—	—	29	(64)	—	(1)
Less amounts included in expense during the year	(38)	(76)	(11)	(47)	17	7
Net change for the year	60	98	156	(259)	27	(65)
Balance at December 31	$871	$811	$661	$505	$(93)	$(120)

Benefits Expense
The components of retirement benefits expense (income) are as follows:

	United States pension benefit expense (income)			Non-United States pension benefit expense (income)			Other postretirement benefits expense (income)
(In millions)	2023	2022	2021	2023	2022	2021	2023	2022	2021
Service cost	$19	$27	$37	$43	$59	$72	$1	$1	$1
Interest cost	142	117	70	85	47	40	10	7	6
Expected return on plan assets	(195)	(204)	(223)	(121)	(115)	(120)	(1)	(1)	—
Amortization	4	15	36	7	45	71	(17)	(7)	(5)
	(30)	(46)	(80)	14	37	63	(7)	—	2
Settlements, curtailments, and special termination benefits	34	61	65	4	2	17	—	—	(1)
Total expense (income)	$4	$15	$(15)	$18	$39	$80	$(7)	$—	$1
Total retirement benefits expense for 2021 of $66 million included $13 million of settlement and curtailment expense related to the sale of the Hydraulics business discussed in Note 2.
The components of retirement benefits expense (income) other than service costs are included in Other expense (income) - net.
Retirement Benefits Plans Assumptions
In 2023 and 2022, for purposes of determining liabilities related to the majority of its plans in the United States, the Company used the Pri-2012 mortality tables as well as mortality tables that are based on the Company's own experience and generational improvement scales that are based on MP-2021. In 2021, the Company used mortality tables that are based on the Company's own experience and generational improvement scales that are based on MP-2021.
To estimate the service and interest cost components of net periodic benefit cost for the vast majority of its defined benefits pension and other postretirement benefits plans, the Company used a spot rate approach by applying the specific spot rates along the yield curve used to measure the benefit obligation at the beginning of the period to the relevant projected cash flows.
Pension Plans

	United States pension plans			Non-United States pension plans
	2023	2022	2021	2023	2022	2021
Assumptions used to determine benefit obligation at year-end
Discount rate	5.14%	5.47%	2.81%	4.52%	4.83%	2.01%
Rate of compensation increase	3.40%	3.33%	3.12%	3.17%	3.12%	3.01%
Interest rate used to credit cash balance plans	4.01%	3.67%	1.99%	1.59%	2.32%	0.56%

Assumptions used to determine expense
Discount rate used to determine benefit obligation	5.47%	4.30%	2.61%	4.83%	2.01%	1.63%
Discount rate used to determine service cost	5.54%	4.41%	2.92%	5.90%	2.98%	2.52%
Discount rate used to determine interest cost	5.33%	3.94%	1.83%	4.80%	1.84%	1.36%
Expected long-term return on plan assets	6.50%	6.50%	6.75%	6.32%	5.70%	5.62%
Rate of compensation increase	3.33%	3.12%	3.12%	3.12%	3.01%	3.02%
Interest rate used to credit cash balance plans	3.67%	2.62%	2.14%	2.32%	0.56%	0.52%
The expected long-term rate of return on pension assets was determined for each country and reflects long-term historical data taking into account each plan's target asset allocation. The expected long-term rates of return on pension assets for United States pension plans and Non-United States pension plans for 2024 are 6.50% and 6.79%, respectively. The discount rates were determined using appropriate bond data for each country.

Other Postretirement Benefits Plans
Substantially all of the obligation for other postretirement benefits plans relates to United States plans. Assumptions used to determine other postretirement benefits obligations and expense are as follows:

	Other postretirement benefits plans
	2023	2022	2021
Assumptions used to determine benefit obligation at year-end
Discount rate	5.11%	5.46%	2.79%
Health care cost trend rate assumed for next year	7.70%	7.10%	7.45%
Ultimate health care cost trend rate	4.75%	4.75%	4.75%
Year ultimate health care cost trend rate is achieved	2033	2031	2031

Assumptions used to determine expense
Discount rate used to determine benefit obligation	5.46%	2.79%	2.44%
Discount rate used to determine service cost	5.53%	3.03%	2.76%
Discount rate used to determine interest cost	5.32%	2.24%	1.70%
Initial health care cost trend rate	7.10%	7.45%	7.38%
Ultimate health care cost trend rate	4.75%	4.75%	4.75%
Year ultimate health care cost trend rate is achieved	2031	2031	2030
Employer Contributions to Retirement Benefits Plans
Contributions to pension plans that Eaton expects to make in 2024, and made in 2023, 2022 and 2021, are as follows:

(In millions)	Expected in 2024	2023	2022	2021
United States plans	$19	$16	$30	$237
Non-United States plans	96	97	85	106
Total contributions	$115	$113	$116	$343
The following table provides the estimated pension and other postretirement benefit payments for each of the next five years, and the five years thereafter in the aggregate. For other postretirement benefits liabilities, the expected subsidy receipts related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 would reduce the gross payments listed below.

	Estimated United States pension payments	Estimated non-United States pension payments	Estimated other postretirement benefit payments
(In millions)			Gross	Medicare prescription drug subsidy
2024	$286	$111	$18	$—
2025	267	113	17	—
2026	257	116	16	—
2027	246	121	19	—
2028	236	123	18	—
2029 - 2033	1,061	669	82	(1)

Pension Plan Assets
Investment policies and strategies are developed on a country and plan specific basis. The United States plan, representing 61% of worldwide pension assets, and the United Kingdom plans representing 26% of worldwide pension assets, are invested primarily in debt securities largely for liability hedging, as the majority of the assets are in plans that are well-funded. In general, the plans are primarily allocated to diversified high-quality publicly traded debt, primarily through separately managed accounts and commingled funds in the form of common collective and other trusts. The United States plan's target allocation is 15% United States equities, 7% non-United States equities, 3% public real estate (primarily equity of real estate investment trusts), 64% debt securities and 11% other, including private equity, private debt and cash equivalents. The United Kingdom plans' target asset allocations are 31% equities and the remainder in debt securities, cash equivalents and real estate investments. The equity risk for the plans is managed through broad diversification across industries, geographies, and levels of market capitalization. The majority of debt allocations for these plans are longer duration government and corporate debt. The United States, United Kingdom and Canada pension plans are authorized to use derivatives, including the use of futures, swaps and options, to achieve more economically desired market exposures.
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
Pension Plans
A summary of the fair value of pension plan assets at December 31, 2023 and 2022, is as follows:

(In millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)[1]
2023
Common collective trusts
Non-United States equity and global equities	$154	$—	$154	$—
United States equity	76	—	76	—
Fixed income	115	—	115	—
Fixed income securities	1,607	—	1,607	—
United States treasuries	566	566	—	—
Real estate	291	65	27	199
Cash equivalents	36	14	22	—
Exchange traded funds	84	84	—	—
Other	405	—	35	370
Common collective and other trusts measured at net asset value	968
Money market funds measured at net asset value	2
Pending purchases and sales of plan assets, and interest receivable	(67)
Total pension plan assets	$4,237	$729	$2,036	$569
1 These pension plan assets include private equity, private credit and private real estate funds that generally have redemption notice periods of six months or longer and are often not eligible for redemption until the underlying assets are liquidated or distributed. The Company has unfunded commitments to these funds of approximately $154 million at December 31, 2023, which will be satisfied by a reallocation of pension plan assets.

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
The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed during 2023 and 2022 due to the following:

(In millions)	Real estate	Other	Total
Balance at January 1, 2022	$216	$319	$535
Actual return on plan assets:
Gains (losses) relating to assets still held at year-end	1	(3)	(2)
Purchases, sales, settlements - net	(18)	44	26
Transfers into or out of Level 3	—	—	—
Balance at December 31, 2022	199	360	559
Actual return on plan assets:
Gains (losses) relating to assets still held at year-end	7	19	26
Purchases, sales, settlements - net	(7)	—	(7)
Transfers into or out of Level 3	—	(9)	(9)
Balance at December 31, 2023	$199	$370	$569

Other Postretirement Benefits Plans
A summary of the fair value of other postretirement benefits plan assets at December 31, 2023 and 2022, is as follows:

(In millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
2023
Cash equivalents	$2	$2	$—	$—
Common collective and other trusts measured at net asset value	15
Total other postretirement benefits plan assets	$17	$2	$—	$—

(In millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
2022
Cash equivalents	$3	$3	$—	$—
Common collective and other trusts measured at net asset value	13
Total other postretirement benefits plan assets	$16	$3	$—	$—
Valuation Methodologies
Following is a description of the valuation methodologies used for pension and other postretirement benefits plan assets measured at fair value. There have been no changes in the methodologies used at December 31, 2023 and 2022.
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
For additional information regarding fair value measurements, see Note 15.
Defined Contribution Plans
The Company has various defined contribution benefit plans, primarily consisting of the plans in the United States. The total contributions related to these plans are charged to expense and are as follows:

(In millions)
2023	$201
2022	182
2021	171

Note 11.    COMMITMENTS AND CONTINGENCIES
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
Eaton is involved in remedial response and voluntary environmental remediation at a number of sites, including certain of its currently-owned or formerly-owned plants. The Company has also been named a potentially responsible party under the United States federal Superfund law, or the state equivalents thereof, at a number of disposal sites. The Company became involved in these sites as a result of government action or in connection with business acquisitions. At the end of 2023, the Company was involved with a total of 110 sites worldwide, including the Superfund sites mentioned above, with none of these sites being individually significant to the Company.
Remediation activities, generally involving soil and/or groundwater contamination, include pre-cleanup activities such as fact finding and investigation, risk assessment, feasibility study, design and action planning, performance (where actions may range from monitoring, to removal of contaminants, to installation of longer-term remediation systems), and operation and maintenance of a remediation system. The extent of expected remediation activities and costs varies by site. A number of factors affect the cost of environmental remediation, including the number of parties involved at a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing advancement of remediation technology. Taking these factors into account, Eaton has estimated the costs of remediation, which will be paid over a period of years. The Company accrues an amount on an undiscounted basis, consistent with the estimates of these costs, when it is probable that a liability has been incurred. Actual results may differ from these estimates. At December 31, 2023 and 2022, the Company had an accrual totaling $71 million and $73 million, respectively, for these costs.
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

(In millions)	2023	2022	2021
Balance at January 1	$125	$125	$151
Provision	100	83	65
Settled	(91)	(81)	(112)
Warranty accruals from business acquisitions and other	2	(2)	21
Balance at December 31	$136	$125	$125

Note 12.    INCOME TAXES
Eaton Corporation plc is domiciled in Ireland. Income (loss) before income taxes and income tax expense (benefit) are summarized below based on the geographic location of the operation to which such earnings and income taxes are attributable.

	Income (loss) before income taxes
(In millions)	2023	2022	2021
Ireland	$(3)	$198	$153
Foreign	3,830	2,713	2,743
Total income before income taxes	$3,827	$2,911	$2,896

	Income tax expense (benefit)
(In millions)	2023	2022	2021
Current
Ireland	$42	$3	$50
Foreign	744	570	730
Total current income tax expense	786	573	780

Deferred
Ireland	1	13	(2)
Foreign	(183)	(141)	(28)
Total deferred income tax expense (benefit)	(182)	(128)	(30)
Total income tax expense	$604	$445	$750
Reconciliations of income taxes from the Ireland national statutory rate of 25% to the consolidated effective income tax rate are as follows:

	2023	2022	2021
Income taxes at the applicable statutory rate	25.0%	25.0%	25.0%

Ireland operations
Ireland tax on trading income	(1.3)%	(1.3)%	(0.7)%
Nondeductible interest expense	2.6%	1.0%	0.6%
Ireland Other - net	(0.2)%	(0.5)%	(0.2)%

Foreign operations
Tax impact on sale of businesses	—%	—%	9.1%
Earnings taxed at other than the applicable statutory tax rate	(9.9)%	(10.2)%	(8.0)%
Other items	2.2%	1.6%	(0.1)%

Worldwide operations
Adjustments to tax liabilities	(0.2)%	(0.4)%	0.2%
Adjustments to valuation allowances	(2.4)%	0.1%	—%
Effective income tax expense rate	15.8%	15.3%	25.9%
During 2023, income tax expense of $604 million was recognized (an effective tax rate of 15.8%) compared to income tax expense of $445 million in 2022 (an effective tax rate of 15.3%) and income tax expense of $750 million in 2021 (an effective tax rate of 25.9%). The increase in the effective tax rate from 15.3% in 2022 to 15.8% in 2023 was primarily due to greater levels of income earned in higher tax jurisdictions, partially offset by the reduction of valuation allowances on foreign tax attributes. The decrease in the effective tax rate from 25.9% in 2021 to 15.3% in 2022, was primarily due to the one-time tax expense on the gain from the sale of the Hydraulics business in 2021 discussed in Note 2.

No provision has been made for income taxes on undistributed earnings of foreign subsidiaries of approximately $29.9 billion at December 31, 2023, since it is the Company's intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries. The Company expects to deploy capital to those markets which offer particularly attractive growth opportunities. The cash that is permanently reinvested is typically used to expand operations either organically or through acquisitions. It is not practicable to estimate the additional income taxes and applicable withholding taxes that would be payable on the remittance of such undistributed earnings.
Worldwide income tax payments, net of tax refunds, are as follows:

(In millions)
2023	$727
2022	393
2021	753
Deferred Income Tax Assets and Liabilities
Components of noncurrent deferred income taxes are as follows:

	December 31
	2023	2022
(In millions)	Noncurrent assets and liabilities
Accruals and other adjustments
Employee benefits	$328	$266
Depreciation and amortization	(929)	(1,067)
Other accruals and adjustments	408	397
Ireland income tax loss carryforwards	2	1
Foreign income tax loss carryforwards	3,878	4,151
Foreign income tax credit carryforwards	247	280
Valuation allowance for income tax loss and income tax credit carryforwards	(3,828)	(4,184)
Other valuation allowances	(50)	(44)
Total deferred income taxes	$56	$(200)
In 2023, the Company recorded corresponding decreases in its deferred tax assets and valuation allowances for foreign income tax loss carryforwards related to currency revaluation resulting in no change to the net balance of deferred taxes. The Company also recorded a decrease of $90 million in its valuation allowance for income tax loss carryforwards in Hungary and Switzerland.

At December 31, 2023, Eaton Corporation plc and its foreign subsidiaries had income tax loss carryforwards and income tax credit carryforwards that are available to reduce future taxable income or tax liabilities. These carryforwards and their respective expiration dates are summarized below:

(In millions)	2024 through 2028	2029 through 2033	2034 through 2038	2039 through 2048	Not subject to expiration	Valuation allowance
Ireland income tax loss carryforwards	$—	$—	$—	$—	$10	$—
Ireland deferred income tax assets for income tax loss carryforwards	—	—	—	—	2	(1)
Foreign income tax loss carryforwards	42	6	11,605	111	6,619	—
Foreign deferred income tax assets for income tax loss carryforwards	14	3	2,898	30	942	(3,683)
Foreign deferred income tax assets for income tax loss carryforwards after ASU 2013-11	9	2	2,897	30	940	(3,683)
Foreign income tax credit carryforwards	208	26	45	—	35	(145)
Foreign income tax credit carryforwards after ASU 2013-11	153	16	43	—	35	(145)
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

Unrecognized Income Tax Benefits
A summary of gross unrecognized income tax benefits is as follows:

(In millions)	2023	2022	2021
Balance at January 1	$1,235	$1,120	$1,036
Increases and decreases as a result of positions taken during prior years
Transfers from valuation allowances	—	—	6
Other increases, including currency translation	42	36	22
Other decreases, including currency translation	(5)	(16)	(10)
Increases related to acquired businesses	—	10	12
Increases as a result of positions taken during the current year	86	97	75
Decreases relating to settlements with tax authorities	(6)	—	(11)
Decreases as a result of a lapse of the applicable statute of limitations	(52)	(12)	(10)
Balance at December 31	$1,300	$1,235	$1,120
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
If all unrecognized income tax benefits were recognized, the net impact on the provision for income tax expense would be $889 million.
As of December 31, 2023 and 2022, Eaton had accrued approximately $188 million and $137 million, respectively, for the payment of worldwide interest and penalties, which are not included in the table of unrecognized income tax benefits above. Eaton recognizes interest and penalties related to unrecognized income tax benefits in the provision for income tax expense.
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

Brazil Tax Years 2005-2012
The Company has two Brazilian tax cases primarily relating to the amortization of certain goodwill generated from the acquisition of third-party businesses and corporate reorganizations. One case involves tax years 2005-2008 (Case 1), and the other involves tax years 2009-2012 (Case 2). Case 2 is proceeding on a more accelerated timeline than Case 1. For Case 2, the Company received a tax assessment in 2014 that included interest and penalties. In November 2019, the Company received an unfavorable result at the final tax administrative appeals level, resulting in an alleged tax deficiency of $29 million plus $122 million of interest and penalties (translated at the December 31, 2023 exchange rate). The Company is challenging this assessment in the judicial system and, on April 18, 2022, received an unfavorable decision at the first judicial level. On April 27, 2022, the Company filed a motion for clarification relating to that decision. On May 20, 2022, the court largely upheld its prior decision without further clarification. On June 9, 2022, the Company filed its notice of appeal to the second level court. The Company intends to continue its challenge of this assessment in the judicial system.
As previously disclosed for Case 1, the Company received a separate tax assessment alleging a tax deficiency of $34 million plus $121 million of interest and penalties (translated at the December 31, 2023 exchange rate), which the Company is challenging in the judicial system. This case is still pending resolution at the first judicial level.
Both cases are expected to take several years to resolve through the Brazilian judicial system and require provision of certain assets as security for the alleged deficiencies. As of December 31, 2023, the Company pledged Brazilian real estate assets with net book value of $20 million and provided additional security in the form of bank secured bonds and insurance bonds totaling $138 million and a cash deposit of $26 million (translated at the December 31, 2023 exchange rate).
United States Tax Disputes
The IRS typically audits large corporate taxpayers on a continuous basis, generally resulting in many open tax years if there are disputed tax positions upon completion of the audits. The IRS has completed its examination of the consolidated income tax returns of the Company’s United States subsidiaries (Eaton US) for 2005 through 2016 and the statuses of the various tax years are discussed below. The IRS has challenged certain tax positions of Eaton US, and the Company is attempting to resolve those issues in litigation and the IRS administrative process, as described in more detail below. The IRS is currently examining tax years 2017 through 2019, and the statute of limitations for those years is open until June 30, 2026. Tax years 2020 and later are subject to future examination by the IRS. Income tax returns of states and localities within the United States will be reopened to the extent of United States federal income tax adjustments. For some states and localities, the statute of limitations is open as early as the 2005 tax year. The Eaton US tax positions challenged by the IRS are items that recur beyond the tax years for which the IRS has proposed adjustments. Eaton believes that its interpretations of tax laws and application of tax laws to its facts are correct. However, if there is a final unfavorable resolution of any of the issues discussed below, it may have a material adverse impact on the Company’s consolidated financial statements.
U.S. Tax Years 2005-2006
In 2011, the United States Internal Revenue Service (IRS) issued a Statutory Notice of Deficiency for the Company’s United States subsidiaries (Eaton US) for the 2005 and 2006 tax years (the 2005-06 Notice), which Eaton US contested in United States Tax Court. The 2005-06 Notice proposed assessments of $75 million in additional taxes plus $52 million in penalties related primarily to transfer pricing adjustments for products manufactured in the Company's facilities in Puerto Rico and the Dominican Republic and sold to affiliated companies located in the United States. Eaton US has set its transfer prices for products sold between these affiliates at the same prices that Eaton US sells such products to third parties as required by two successive Advance Pricing Agreements (APAs) Eaton US entered into with the IRS that governed the 2005-2010 tax years. Eaton US has continued to apply the APA pricing methodology for 2011 through the current reporting period. Immediately prior to the 2005-06 Notice being issued, the IRS sent a letter stating that it was retrospectively canceling the APAs. The case in Tax Court involved whether the IRS improperly cancelled the APAs. On July 26, 2017, the Tax Court issued a ruling in which it agreed with Eaton US that the IRS must abide by the terms of the APAs for the tax years 2005-2006. The Tax Court’s ruling on the APAs did not have a material impact on Eaton’s consolidated financial statements. On May 24, 2021, the IRS filed a notice to appeal the Tax Court’s ruling to the United States Sixth Circuit Court of Appeals. In July 2022, the Sixth Circuit panel heard oral arguments, and on August 25, 2022, issued a ruling in favor of Eaton US, confirming that the IRS must abide by the terms of the APAs. On February 3, 2023, the Tax Court issued a final stipulated decision for the tax years 2005-2006, based on the Sixth Circuit's decision. This action formally ended the litigation between the parties for the 2005-2006 tax years and did not have a material impact on the Company's consolidated financial statements.

U.S. Tax Years 2007-2010
In 2014, the IRS issued a Statutory Notice of Deficiency for Eaton US for the 2007 through 2010 tax years (the 2007-10 Notice), which Eaton US contested in Tax Court. The 2007-10 Notice proposed assessments of $190 million in additional taxes plus $72 million in penalties, net of agreed credits and deductions. The proposed assessments pertain to: (i) the same transfer pricing issues and APA for which the Tax Court and Sixth Circuit have issued favorable rulings to Eaton as noted above; and (ii) the separate proposed assessment noted below. The Company believes that the Sixth Circuit Court of Appeals ruling discussed above for tax years 2005-2006 should also resolve the APA cancellation issue for the 2007-2010 years. Eaton and the IRS have recognized that the ruling on the enforceability of the APA did not address a secondary issue regarding the transfer pricing for a certain royalty paid from 2006-2010. Eaton US reported a consistent royalty rate for 2006-2010. The IRS previously agreed to the royalty rate as reported by Eaton US for the 2006 tax year. On November 15, 2023, the IRS also agreed to use the royalty rate reported by Eaton for the 2007-2010 tax years.
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
U.S. Tax Years 2011-2013
In 2018, the IRS completed its examination of Eaton US for tax years 2011 through 2013 and proposed adjustments. Those adjustments were the subject of administrative appeals, which concluded without resolution. As a result, on December 21, 2022, the IRS issued Statutory Notices of Deficiency for Eaton US for these tax years (the 2011-2013 Notice) proposing assessments of $749 million in additional taxes plus $110 million in penalties, net of agreed credits and deductions. The proposed assessments pertain to: (i) transfer pricing adjustments similar to those proposed in the 2005-06 and 2007-10 Notices for products manufactured in the Company’s facilities in Puerto Rico and the Dominican Republic and sold to affiliated companies located in the U.S.; (ii) adjustments involving the recognition of income for several of Eaton US’s controlled foreign corporations; (iii) transfer pricing adjustments for products manufactured in one of the Company’s facilities in Mexico and sold to affiliated companies located in the U.S.; and (iv) adjustments challenging the appropriate interest rate on intercompany debt and amount of intercompany fees charged for financial guarantees on external debt. On March 3, 2023, the Company filed its petition to the U.S. Tax Court. The Company will vigorously defend its positions through litigation, which will take several years for final resolution.
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

Note 13.    EATON SHAREHOLDERS' EQUITY
There are 750 million Eaton ordinary shares authorized ($0.01 par value per share), 399.4 million and 397.8 million of which were issued and outstanding at December 31, 2023 and 2022, respectively. Eaton's Memorandum and Articles of Association authorized 40 thousand deferred ordinary shares (€1.00 par value per share) and 10 thousand preferred A shares ($1.00 par value per share), all of which were issued and outstanding at December 31, 2023 and 2022, and 10 million serial preferred shares ($0.01 par value per share), none of which is outstanding at December 31, 2023 and 2022. At December 31, 2023, there were 9,579 holders of record of Eaton ordinary shares. Additionally, 13,994 current and former employees were shareholders through participation in the Eaton Savings Plan, the Eaton Personal Investment Plan, or the Eaton Puerto Rico Retirement Savings Plan.
On February 27, 2019, the Board of Directors adopted a share repurchase program for share repurchases up to $5.0 billion of ordinary shares (2019 Program). On February 23, 2022, the Board renewed the 2019 Program by providing authority for up to $5.0 billion in repurchases to be made during the three-year period commencing on that date (2022 Program). Under the 2022 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During 2023, no ordinary shares were repurchased. During 2022, 2.0 million ordinary shares were repurchased under the 2022 program in the open market at a total cost of $286 million.
Eaton has deferral plans that permit certain employees and directors to defer a portion of their compensation. A trust contains $3 million of ordinary shares and marketable securities at December 31, 2023 and 2022 to fund a portion of these liabilities. The marketable securities were included in Other assets and the ordinary shares were included in Shareholders' equity at historical cost.
On February 29, 2024, Eaton's Board of Directors declared a quarterly dividend of $0.94 per ordinary share, a 9% increase over the dividend paid in the fourth quarter of 2023. The dividend is payable on March 29, 2024 to shareholders of record on March 11, 2024.
Comprehensive Income (Loss)
Comprehensive income (loss) consists primarily of net income, currency translation and related hedging instruments, changes in unrecognized costs of pension and other postretirement benefits, and changes in the effective portion of open derivative contracts designated as cash flow hedges. The following table summarizes the pre-tax and after-tax amounts recognized in Comprehensive income (loss):

	2023		2022		2021
(In millions)	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Currency translation and related hedging instruments
Gain (loss) from currency translation and related hedging instruments	$252	$247	$(632)	$(647)	$(335)	$(339)
Translation reclassified to earnings	—	—	—	—	369	369
Amortization of gains on net investment hedges (amount excluded from effectiveness testing) reclassified to earnings	(12)	(12)	—	—	—	—
	241	235	(632)	(647)	34	30

Pensions and other postretirement benefits
Prior service credit (cost) arising during the year	—	—	—	—	(1)	(1)
Net gain (loss) arising during the year	(246)	(189)	45	31	448	337
Currency translation	(29)	(21)	65	56	24	19
Amortization of actuarial loss and prior service cost reclassified to earnings	32	24	116	89	183	140
	(243)	(185)	226	175	654	495

Cash flow hedges
Gain on derivatives designated as cash flow hedges	63	50	210	166	50	39
Changes in cash flow hedges reclassified to earnings	(78)	(61)	(9)	(7)	(3)	(2)
	(14)	(11)	201	159	47	37
Other comprehensive income (loss) attributable to Eaton ordinary shareholders	$(17)	$39	$(205)	$(313)	$735	$562

The changes in Accumulated other comprehensive loss are as follows:

(In millions)	Currency translation and related hedging instruments	Pensions and other postretirement benefits	Cash flow hedges	Total
Balance at January 1, 2023	$(3,264)	$(810)	$129	$(3,946)
Other comprehensive income (loss) before reclassifications	247	(209)	50	88
Amounts reclassified from Accumulated other comprehensive loss (income)	(12)	24	(61)	(49)
Net current-period Other comprehensive income (loss)	235	(185)	(11)	39
Balance at December 31, 2023	$(3,029)	$(995)	$118	$(3,906)
The reclassifications out of Accumulated other comprehensive loss are as follows:

(In millions)	December 31, 2023		Consolidated Statements of Income classification
Gains and (losses) on net investment hedges (amount excluded from effectiveness testing)
Currency exchange contracts	$12		Interest expense - net
Tax expense	—
Total, net of tax	12

Amortization of defined benefits pensions and other postretirement benefits items
Actuarial loss and prior service cost	(32)	1
Tax benefit	8
Total, net of tax	(24)

Gains and (losses) on cash flow hedges
Floating-to-fixed interest rate swaps	13		Interest expense - net
Currency exchange contracts	64		Net sales and Cost of products sold
Commodity contracts	1		Cost of products sold
Tax expense	(16)
Total, net of tax	61

Total reclassifications for the period	$49
1 These components of Accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 10 for additional information about pension and other postretirement benefits items.

Net Income Per Share Attributable to Eaton Ordinary Shareholders
A summary of the calculation of net income per share attributable to Eaton ordinary shareholders is as follows:

(In millions except for per share data)	2023	2022	2021
Net income attributable to Eaton ordinary shareholders	$3,218	$2,462	$2,144

Weighted-average number of ordinary shares outstanding - diluted	401.1	400.8	401.6
Less dilutive effect of equity-based compensation	2.0	2.1	2.9
Weighted-average number of ordinary shares outstanding - basic	399.1	398.7	398.7

Net income per share attributable to Eaton ordinary shareholders
Diluted	$8.02	$6.14	$5.34
Basic	8.06	6.17	5.38
In 2023 and 2021, all stock options were included in the calculation of diluted net income per share attributable to Eaton ordinary shareholders because they were all dilutive. In 2022, 0.1 million of stock options were excluded from the calculation of diluted net income per share attributable to Eaton ordinary shareholders because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive.
Note 14.    EQUITY-BASED COMPENSATION
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
Restricted Stock Units and Awards
Restricted stock units (RSUs) and restricted stock awards (RSAs) have been issued to certain employees and directors. The fair value of RSUs and RSAs are determined based on the closing market price of the Company’s ordinary shares at the date of grant. The RSUs entitle the holder to receive one ordinary share for each RSU upon vesting, generally over three years. RSAs are issued and outstanding at the time of grant, but remain subject to forfeiture until vested, generally over ten years. A summary of the RSU and RSA activity for 2023 is as follows:

(Restricted stock units and awards in millions)	Number of restricted stock units and awards	Weighted-average fair value per unit and award
Non-vested at January 1	1.0	$127.33
Granted	0.4	173.72
Vested	(0.5)	123.84
Forfeited	—	157.61
Non-vested at December 31	0.9	$150.55
Information related to RSUs and RSAs is as follows:

(In millions)	2023	2022	2021
Pre-tax expense for RSUs and RSAs	$65	$65	$61
After-tax expense for RSUs and RSAs	51	51	48
Fair value of vested RSUs and RSAs	84	98	92
As of December 31, 2023, total compensation expense not yet recognized related to non-vested RSUs and RSAs was $84 million, and the weighted-average period in which the expense is expected to be recognized is 2.6 years. Excess tax benefit for RSUs and RSAs totaled $4 million, $5 million and $5 million for 2023, 2022, and 2021, respectively.

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

	2023	2022	2021
Expected volatility	27%	35%	35%
Risk-free interest rate	4.35%	1.71%	0.20%
Weighted-average fair value of PSUs granted	$203.18	$171.63	$159.74
A summary of these PSUs that vested is as follows:

(Performance share units in millions)	2023	2022	2021
Percent payout	187%	178%	189%
Shares vested	0.3	0.4	0.5
A summary of the 2023 activity for these PSUs is as follows:

(Performance share units in millions)	Number of performance share units	Weighted-average fair value per unit
Non-vested at January 1	0.3	$141.88
Granted[1]	0.2	203.18
Adjusted for performance results achieved[2]	0.1	159.74
Vested	(0.3)	159.74
Non-vested at December 31	0.3	$162.67
1 Performance shares granted assuming the Company will perform at target relative to peers.
2 Adjustments for the number of shares vested under the 2021 awards at the end of the three-year performance period ended December 31, 2023, being higher than the target number of shares.
Information related to PSUs is as follows:

(In millions)	2023	2022	2021
Pre-tax expense for PSUs	$22	$21	$26
After-tax expense for PSUs	17	17	21
As of December 31, 2023, total compensation expense not yet recognized related to non-vested PSUs was $28 million and the weighted-average period in which the expense is to be recognized is 1.7 years. Excess tax benefit for PSUs totaled $7 million, $10 million and $6 million for 2023, 2022, and 2021, respectively.

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

	2023	2022	2021
Expected volatility	27%	27%	28%
Expected option life in years	6.3	6.6	6.5
Expected dividend yield	2.0%	2.0%	3.0%
Risk-free interest rate	4.1 to 4.3%	0.3 to 3.0%	0.0 to 1.5%
Weighted-average fair value of stock options granted	$48.79	$36.56	$26.11
A summary of stock option activity is as follows:

(Options in millions)	Weighted-average exercise price per option	Options	Weighted-average remaining contractual life in years	Aggregate intrinsic value
Outstanding at January 1, 2023	$91.15	3.0
Granted	173.26	0.2
Exercised	80.23	(1.0)
Outstanding at December 31, 2023	$103.76	2.2	5.6	$303.6

Exercisable at December 31, 2023	$88.53	1.7	4.7	$260.6
Reserved for future grants at December 31, 2023		19.3
The aggregate intrinsic value in the table above represents the total excess of the $240.82 closing price of Eaton ordinary shares on the last trading day of 2023 over the exercise price of the stock option, multiplied by the related number of options outstanding and exercisable. The aggregate intrinsic value is not recognized for financial accounting purposes and the value changes based on the daily changes in the fair market value of the Company's ordinary shares.
Information related to stock options is as follows:

(In millions)	2023	2022	2021
Pre-tax expense for stock options	$10	$11	$14
After-tax expense for stock options	8	9	11
Proceeds from stock options exercised	78	28	63
Income tax benefit related to stock options exercised
Tax benefit classified in operating activities in the Consolidated Statements of Cash Flows	22	6	13
Intrinsic value of stock options exercised	116	29	69
Total fair value of stock options vested	$10	$11	$14

Stock options exercised	1.0	0.4	0.9
As of December 31, 2023, total compensation expense not yet recognized related to non-vested stock options was $9.7 million, and the weighted-average period in which the expense is expected to be recognized is 1.9 years.

Note 15. FAIR VALUE MEASUREMENTS
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
A summary of financial instruments and contingent consideration recognized at fair value, and the fair value measurements used, is as follows:

(In millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
December 31, 2023
Cash	$488	$488	$—	$—
Short-term investments	2,121	2,121	—	—
Net derivative contracts	11	—	11	—
Contingent future payments from acquisition of Green Motion (Note 2)	(18)	—	—	(18)

December 31, 2022
Cash	$294	$294	$—	$—
Short-term investments	261	261	—	—
Net derivative contracts	29	—	29	—
Contingent future payments from acquisition of Green Motion (Note 2)	(44)	—	—	(44)
Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities.
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $9,261 million and fair value of $8,924 million at December 31, 2023 compared to $8,331 million and $7,625 million, respectively, at December 31, 2022. The fair value of Eaton's debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and is considered a Level 2 fair value measurement.
Short-Term Investments
Eaton invests excess cash generated from operations in short-term marketable investments. Short-term investments are recorded at carrying value, which approximates the fair value due to the short-term maturities of these investments. A summary of short-term investments is as follows:

	December 31
(In millions)	2023	2022
Time deposits and certificates of deposit with banks	$299	$248
Money market investments	1,822	13
Total short-term investments	$2,121	$261

Note 16.    DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
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
Eaton uses currency exchange contracts and certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against foreign currency exposure (net investment hedges). The Company uses the spot rate method to assess hedge effectiveness when currency exchange contracts are used in net investment hedges. Under this method, changes in the spot exchange rate are recognized in Accumulated other comprehensive loss. Changes related to the forward rate are excluded from the hedging relationship and the forward points are amortized to Interest expense - net on a straight-line basis over the term of the contract. The cash flows resulting from these currency exchange contracts are classified in investing activities on the Consolidated Statements of Cash Flows.

Interest Rate Risk
Eaton enters into fixed-to-floating interest rate swaps to manage interest rate risk of certain long-term debt. These interest rate swaps are accounted for as fair value hedges of certain long-term debt. Eaton also enters into forward starting floating-to-fixed interest rate swaps to manage interest rate risk on future anticipated debt issuances.
A summary of interest rate swaps outstanding at December 31, 2023, is as follows:
Forward Starting Floating-to-Fixed Interest Rate Swaps

(Notional amount in millions)
Notional amount	Floating interest rate to be received	Fixed interest rate to be paid	Basis for contracted floating interest rate received
$55	—%	3.01%	6 month Euribor
55	—%	2.54%	6 month Euribor
55	—%	2.32%	6 month Euribor
Derivative Financial Statement Impacts
The fair value of derivative financial instruments recognized in the Consolidated Balance Sheets is as follows:

(In millions)	Notional amount	Other current assets	Other noncurrent assets	Other current liabilities	Other noncurrent liabilities	Type of hedge	Term
December 31, 2023
Derivatives designated as hedges
Forward starting floating-to-fixed interest rate swaps	$165	$—	$—	$—	$3	Cash flow	8 years
Currency exchange contracts	505	17	3	7	1	Cash flow	1 to 25 months
Commodity contracts	54	1	—	1	—	Cash flow	1 to 12 months
Currency exchange contracts	564	—	—	1	—	Net investment	3 months
Total		$17	$3	$9	$4

Derivatives not designated as hedges
Currency exchange contracts	$4,797	$12		$8			1 to 7 months

December 31, 2022
Derivatives designated as hedges
Currency exchange contracts	$1,240	$35	$2	$17	$9	Cash flow	1 to 36 months
Commodity contracts	64	4	—	2	—	Cash flow	1 to 12 months
Total		$39	$2	$19	$9

Derivatives not designated as hedges
Currency exchange contracts	$4,683	$30		$14			1 to 12 months
The currency exchange contracts shown in the table above as derivatives not designated as hedges are primarily contracts entered into to manage currency volatility or exposure on intercompany receivables, payables and loans. While Eaton does not elect hedge accounting treatment for these derivatives, Eaton targets managing 100% of the intercompany balance sheet exposure to minimize the effect of currency volatility related to the movement of goods and services in the normal course of its operations. This activity represents the great majority of these currency exchange contracts. The cash flows resulting from the settlement of these derivatives have been classified in investing activities in the Consolidated Statements of Cash Flows.
Foreign currency denominated debt designated as non-derivative net investment hedging instruments had a carrying value on an after-tax basis of $3,140 million at December 31, 2023 and $2,711 million at December 31, 2022.

As of December 31, 2023, the volume of outstanding commodity contracts that were entered into to hedge forecasted transactions:

Commodity	December 31, 2023		Term
Aluminum	4	Millions of pounds	1 to 11 months
Copper	11	Millions of pounds	1 to 12 months
Gold	1,611	Troy ounces	1 to 12 months
Silver	67,285	Troy ounces	1 to 10 months
The following amounts were recorded on the Consolidated Balance Sheets related to fixed-to-floating interest rate swaps:

(In millions)	Carrying amount of the hedged assets (liabilities)		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged asset (liabilities)[1]
Location on Consolidated Balance Sheets	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Long-term debt	$(713)	$(713)	$(42)	$(48)
1 At December 31, 2023 and December 31, 2022, these amounts include the cumulative liability amount of fair value hedging adjustments remaining for which the hedge accounting has been discontinued of $42 million and $48 million, respectively.
The impact of cash flow and fair value hedging activities to the Consolidated Statements of Income is as follows:

	2023
(In millions)	Net sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$23,196	$14,762	$151

Gain (loss) on derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps
Hedged item	$—	$—	$(13)
Derivative designated as hedging instrument	—	—	13

Currency exchange contracts
Hedged item	$(2)	$(58)	$—
Derivative designated as hedging instrument	2	58	—

Commodity contracts
Hedged item	$—	$(1)	$—
Derivative designated as hedging instrument	—	1	—

	2022
(In millions)	Net sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$20,752	$13,865	$144

Gain (loss) on derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps
Hedged item	$—	$—	$(4)
Derivative designated as hedging instrument	—	—	4

Currency exchange contracts
Hedged item	$17	$(26)	$—
Derivative designated as hedging instrument	(17)	26	—

Commodity contracts
Hedged item	$—	$4	$—
Derivative designated as hedging instrument	—	(4)	—

Gain (loss) on derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps
Hedged item	$—	$—	$8
Derivative designated as hedging instrument	—	—	(8)

	2021
(In millions)	Net sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$19,628	$13,293	$144

Gain (loss) on derivatives designated as cash flow hedges
Currency exchange contracts
Hedged item	$6	$—	$—
Derivative designated as hedging instrument	(6)	—	—

Commodity contracts
Hedged item	$—	$(9)	$—
Derivative designated as hedging instrument	—	9	—

Gain (loss) on derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps
Hedged item	$—	$—	$51
Derivative designated as hedging instrument	—	—	(51)

The impact of derivatives not designated as hedges to the Consolidated Statements of Income is as follows:

	Gain (loss) recognized in Consolidated Statements of Income			Consolidated Statements of Income classification
(In millions)	2023	2022	2021
Gain (loss) on derivatives not designated as hedges
Currency exchange contracts	$57	$(56)	$—	Interest expense - net
Commodity contracts	—	(15)	11	Other expense (income) - net and Cost of products sold[1]
Total	$57	$(71)	$11
1 In 2022, Eaton changed the presentation of gains and losses associated with derivative contracts for commodities that are not designated as hedges from Cost of product sold to Other expense (income) - net on the Consolidated Statements of Income. Prior period amounts have not been reclassified as they are not material.
The impact of derivative and non-derivative instruments designated as hedges to the Consolidated Statements of Income and Comprehensive Income is as follows:

	Gain (loss) recognized in other comprehensive (loss) income
(In millions)	2023	2022	2021
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	$(2)	$202	$50
Currency exchange contracts	66	13	(6)
Commodity contracts	—	(5)	6

Derivatives designated as net investment hedges
Currency exchange contracts
Effective portion	8	—	—
Amount excluded from effectiveness testing	15	—	—

Non-derivative designated as net investment hedges
Foreign currency denominated debt	(110)	171	240
Total	$(24)	$381	$290

	Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
(In millions)		2023	2022	2021
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	Interest expense - net	$13	$4	$—
Currency exchange contracts	Net sales and Cost of products sold	64	9	(6)
Commodity contracts	Cost of products sold	1	(4)	9

Derivatives designated as net investment hedges
Currency exchange contracts
Effective portion	Gain (loss) on sale of business	—	—	—
Amount excluded from effectiveness testing	Interest expense - net	12	—	—

Non-derivative designated as net investment hedges
Foreign currency denominated debt	Gain (loss) on sale of business	—	—	—
Total		$89	$9	$3
The pre-tax portion of the fair value of currency exchange contracts designated as net investment hedges included in Accumulated other comprehensive loss were net gains of $8 million at December 31, 2023. The pre-tax portion of the fair value of the forward points included in Accumulated other comprehensive loss were net gains of $15 million at December 31, 2023.
At December 31, 2023, a gain of $9 million of estimated unrealized net gains or losses associated with our cash flow hedges were expected to be reclassified to income from Accumulated other comprehensive loss within the next twelve months. These reclassifications relate to our designated foreign currency and commodity hedges that will mature in the next twelve months.

Note 17.    RESTRUCTURING CHARGES
In the second quarter of 2020, Eaton initiated a multi-year restructuring program to reduce its cost structure and gain efficiencies in its business segments and at corporate in order to initially respond to declining market conditions brought on by the COVID-19 pandemic. Since the inception of the program, the Company incurred charges of $382 million. The multi-year program was substantially complete at the end of 2023.
A summary of restructuring program charges (income) is as follows:

(In millions except for per share data)	2023	2022	2021
Workforce reductions	$19	$(13)	$21
Plant closing and other	38	47	57
Total before income taxes	57	33	78
Income tax benefit	11	4	18
Total after income taxes	$46	$29	$60
Per ordinary share - diluted	$0.11	$0.07	$0.15
Restructuring program charges (income) related to the following segments:

(In millions)	2023	2022	2021	2020
Electrical Americas	$5	$17	$14	$18
Electrical Global	26	14	18	55
Aerospace	5	8	8	34
Vehicle	6	(15)	21	102
eMobility	7	1	1	1
Corporate	8	8	16	4
Total	$57	$33	$78	$214
A summary of liabilities related to workforce reductions, plant closing, and other associated costs is as follows:

(In millions)	Workforce reductions	Plant closing and other	Total
Balance at January 1, 2020	$—	$—	$—
Liability recognized	172	42	214
Payments, utilization and translation	(33)	(39)	(72)
Balance at December 31, 2020	$139	$3	$142
Liability recognized	21	57	78
Payments, utilization and translation	(64)	(52)	(116)
Balance at December 31, 2021	$96	$8	$104
Liability recognized, net[1]	(13)	47	33
Payments, utilization and translation	(45)	(51)	(96)
Balance at December 31, 2022	$38	$4	$41
Liability recognized, net	19	38	57
Payments, utilization and translation	(21)	(36)	(57)
Balance at December 31, 2023	$35	$6	$41
1 The restructuring program liability was adjusted by $30 million in 2022 related to true-ups for completed workforce reductions and the decision not to close a facility in the Vehicle segment that was previously included in the program.
These restructuring program charges (income) were included in Cost of products sold, Selling and administrative expense, Research and development expense, or Other expense (income) – net, as appropriate. In Business Segment Information, these restructuring program charges are treated as Corporate items. See Note 18 for additional information about business segments.

On February 1, 2024, the Company announced a new multi-year restructuring program to accelerate opportunities to optimize its operations and global support structure. These actions will better align the Company's functions to support anticipated growth and drive greater effectiveness throughout the Company. This restructuring program is expected to be completed in 2026, with anticipated workforce reductions of $275 million and plant closing and other costs of $100 million, resulting in total estimated charges of $375 million for the entire program.
Note 18.    BUSINESS SEGMENT AND GEOGRAPHIC REGION INFORMATION
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance. Eaton’s segments are as follows:
Electrical Americas and Electrical Global
The Electrical Americas segment consists of electrical components, industrial components, power distribution and assemblies, residential products, single phase power quality and connectivity, three phase power quality, wiring devices, circuit protection, utility power distribution, power reliability equipment, and services that are primarily produced and sold in North and South America. The Electrical Global segment consists of electrical components, industrial components, power distribution and assemblies, single phase and three phase power quality, and services that are primarily produced and sold outside of North and South America; as well as hazardous duty electrical equipment, emergency lighting, fire detection, intrinsically safe explosion-proof instrumentation, and structural support systems that are produced and sold globally. The principal markets for these segments are industrial, institutional, governmental, utility, commercial, residential and information technology. These products are used wherever there is a demand for electrical power in commercial buildings, data centers, residences, apartment and office buildings, hospitals, factories, utilities, and industrial and energy facilities. The segments share certain common global customers, but a large number of customers are located regionally. Sales are made through distributors, resellers, and manufacturers’ representatives, as well as directly to original equipment manufacturers, utilities, and certain other end users.
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
Vehicle
The Vehicle segment is a leader in the design, manufacture, marketing, and supply of: drivetrain, powertrain systems and critical components that reduce emissions and improve fuel economy, stability, performance, and safety of cars, light trucks, and commercial vehicles. Products include transmissions and transmission components, clutches, hybrid power systems, superchargers, engine valves and valve actuation systems, locking and limited slip differentials, transmission controls, and fuel vapor components for the global vehicle industry. The principal markets for the Vehicle segment are original equipment manufacturers and aftermarket customers of heavy-, medium-, and light-duty trucks, SUVs, CUVs, passenger cars, construction, and agricultural equipment.

eMobility
The eMobility segment designs, manufactures, markets, and supplies mechanical, electrical, and electronic components and systems that improve the power management and performance of both on-road and off-road vehicles. Products include high voltage inverters, converters, fuses, circuit protection units, vehicle controls, power distribution, fuel tank isolation valves, and commercial vehicle hybrid systems. The principal markets for the eMobility segment are original equipment manufacturers and aftermarket customers of heavy-, medium-, and light-duty trucks, SUVs, CUVs, passenger cars, construction, agriculture, material handling and mining equipment.
Other Information
No single customer represented greater than 10% of net sales in 2023, 2022 or 2021, respectively.
The accounting policies of the business segments are generally the same as the policies described in Note 1, except that, as described further in the following paragraph, certain items are not allocated to the businesses. Intersegment sales and transfers are accounted for at the same prices as if the sales and transfers were made to third parties. These intersegment sales are eliminated in consolidation. Operating profit (loss) includes the operating profit from intersegment sales.
Corporate includes all the Company's amortization of intangible assets, interest expense - net and restructuring program charges (Note 17) and the non-service cost portion of pension and other postretirement benefits income. Other expense - net includes all the Company's costs associated with acquisitions, divestitures, and gains and losses on the sale of certain businesses and other items that are of a corporate or functional governance nature. For purposes of business segment performance measurement, a portion of corporate costs, excluding amortization of intangibles assets, acquisition integration and divestiture costs, and restructuring program charges, are allocated to the businesses. These allocations are periodically adjusted to pass on year-over-year cost savings or increases to the businesses in a manner that is consistent with how the chief operating decision maker assesses performance. Identifiable assets of the business segments exclude goodwill, other intangible assets, and general corporate assets, which principally consist of certain cash, short-term investments, deferred income taxes, certain accounts receivable, certain property, plant and equipment, and certain other assets.

Business Segment Information

(In millions)	2023	2022	2021
Net sales
Electrical Americas	$10,098	$8,497	$7,242
Electrical Global	6,084	5,848	5,516
Hydraulics	—	—	1,300
Aerospace	3,413	3,039	2,648
Vehicle	2,965	2,830	2,579
eMobility	636	538	343
Total net sales	$23,196	$20,752	$19,628

Segment operating profit (loss)
Electrical Americas	$2,675	$1,913	$1,495
Electrical Global	1,176	1,134	1,034
Hydraulics	—	—	177
Aerospace	780	705	580
Vehicle	482	453	449
eMobility	(21)	(9)	(29)
Total segment operating profit	5,093	4,196	3,706

Corporate
Intangible asset amortization expense	(450)	(499)	(444)
Interest expense - net	(151)	(144)	(144)
Pension and other postretirement benefits income	46	43	65
Restructuring program charges	(57)	(33)	(78)
Other expense - net	(654)	(653)	(209)
Income before income taxes	3,827	2,911	2,896
Income tax expense	604	445	750
Net income	3,223	2,465	2,146
Less net income for noncontrolling interests	(5)	(4)	(2)
Net income attributable to Eaton ordinary shareholders	$3,218	$2,462	$2,144

(In millions)	2023	2022	2021
Identifiable assets
Electrical Americas	$4,163	$3,655	$3,002
Electrical Global	2,868	2,658	2,579
Aerospace	2,276	1,859	1,729
Vehicle	2,251	2,230	1,985
eMobility	563	402	220
Total identifiable assets	12,121	10,804	9,515
Goodwill	14,977	14,796	14,751
Other intangible assets	5,091	5,485	5,855
Corporate	6,243	3,929	3,906
Total assets	$38,432	$35,014	$34,027

Capital expenditures for property, plant and equipment
Electrical Americas	$309	$181	$180
Electrical Global	142	151	120
Hydraulics	—	—	34
Aerospace	97	92	78
Vehicle	96	95	112
eMobility	76	52	27
Total	721	571	551
Corporate	36	28	24
Total expenditures for property, plant and equipment	$757	$598	$575

Depreciation of property, plant and equipment
Electrical Americas	$108	$101	$105
Electrical Global	96	94	97
Aerospace	69	64	69
Vehicle	92	89	95
eMobility	21	16	8
Total	386	364	374
Corporate	43	44	52
Total depreciation of property, plant and equipment	$429	$408	$426

Geographic Region Information
Net sales are measured based on the geographic destination of sales. Long-lived assets consist of property, plant and equipment - net.

(In millions)	2023	2022	2021
Net sales
United States	$14,071	$12,353	$10,868
Canada	949	754	797
Latin America	1,549	1,504	1,160
Europe	4,339	3,957	4,276
Asia Pacific	2,288	2,185	2,527
Total	$23,196	$20,752	$19,628

Long-lived assets
United States	$1,773	$1,567	$1,593
Canada	31	25	25
Latin America	476	383	277
Europe	797	711	701
Asia Pacific	453	460	468
Total	$3,530	$3,146	$3,064

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Amounts are in millions of dollars or shares unless indicated otherwise (per share data assume dilution). Columns and rows may not add and the sum of components may not equal total amounts reported due to rounding.
COMPANY OVERVIEW
Eaton Corporation plc (Eaton or the Company) is an intelligent power management company dedicated to protecting the environment and improving the quality of life for people everywhere. We make products for the data center, utility, industrial, commercial, machine building, residential, aerospace and mobility markets. We are well positioned to capitalize on the megatrends of electrification, energy transition and digitalization. The reindustrialization of North America and Europe, growth in North American megaprojects, and increased global infrastructure spending focused on clean energy programs are expanding our end markets and positioning Eaton for growth for years to come. We are strengthening our participation across the entire electrical power value chain and benefiting from momentum in the data center and utility end markets as well as a growth cycle in the commercial aerospace and defense markets. We are guided by our commitment to operate sustainably and with the highest ethical standards. Our work is accelerating the planet’s transition to renewable energy sources, helping to solve the world’s most urgent power management challenges, and building a more sustainable society for people today and for future generations.
Eaton was founded in 1911 and has been listed on the New York Stock Exchange for more than a century. We reported revenues of $23.2 billion in 2023 and serve customers in more than 160 countries.

Portfolio Changes
The Company continues to actively manage its portfolio of businesses to deliver on its strategic objectives. The Company is focused on deploying its capital toward businesses that provide opportunities for above-market growth, strong returns, and align with secular trends and its power management strategies. Over the last three years, Eaton continued to selectively add businesses to strengthen its portfolio.

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

Summary of Results of Operations
A summary of Eaton’s Net sales, Net income attributable to Eaton ordinary shareholders, and Net income per share attributable to Eaton ordinary shareholders - diluted is as follows:

(In millions except for per share data)	2023	2022	2021
Net sales	$23,196	$20,752	$19,628
Net income attributable to Eaton ordinary shareholders	3,218	2,462	2,144
Net income per share attributable to Eaton ordinary shareholders - diluted	$8.02	$6.14	$5.34
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
2023: Organic sales increased 12% in 2023 due to higher sales volumes including net price realization in most of our business segments. Our Electrical Americas, Aerospace, and eMobility business segments each realized organic growth greater than 10%, driving a 31% increase in net income from 2022, despite certain business segments being impacted by higher costs to support growth initiatives, unfavorable product mix, and operating inefficiencies.
Additionally, over the past several years, Eaton has completed a number of transactions to add higher growth, better margin businesses to its portfolio. These portfolio updates have the Company better aligned with secular growth trends and well positioned for expected further growth. These changes to our portfolio of businesses along with double digit organic sales growth and operational performance over the past three years have led to 50% growth in our net income per share since 2021.
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
Acquisition and Divestiture Charges
Eaton incurs integration charges and transaction costs to acquire and integrate businesses, and transaction, separation and other costs to divest and exit businesses. Eaton also recognizes gains and losses on the sale of businesses. A summary of these Corporate items is as follows:

(In millions except for per share data)	2023	2022	2021
Acquisition integration, divestiture charges and transaction costs	$54	$194	$349
Gain on the sale of the Hydraulics business	—	(24)	(617)
Total charges (income) before income taxes	54	170	(268)
Income tax expense (benefit)	(15)	(23)	362
Total after income taxes	$39	$147	$94
Per ordinary share - diluted	$0.10	$0.37	$0.23

Acquisition integration, divestiture charges and transaction costs in 2023 and 2022 are related to the acquisition of Royal Power Solutions and other acquisitions completed prior to 2022, including other charges and income to acquire and exit businesses. Costs in 2023 and 2022 also included certain indemnity claims associated with the sale of 50% interest in the commercial vehicle automated transmission business in 2017. 2023 and 2022 also included reductions in the fair value of contingent future consideration from the Green Motion SA acquisition. Costs in 2022 also included charges of $29 million presented in Other expense (income) - net on the Consolidated Statements of Income related to the decision in the second quarter of 2022 to exit the Company's business operations in Russia. These charges consisted primarily of write-downs of accounts receivable, inventory and other assets, and accruals for severance. Charges in 2021 are primarily related to the divestiture of the Hydraulics business, the acquisitions of Tripp Lite, Mission Systems, Souriau-Sunbank Connection Technologies, and Ulusoy Elektrik Imalat Taahhut ve Ticaret A.S., and other charges to acquire and exit businesses including certain indemnity claims associated with the sale of 50% interest in the commercial vehicle automated transmission business in 2017. These charges were included in Cost of products sold, Selling and administrative expense, Research and development expense, or Other expense (income) - net. In Business Segment Information in Note 18, the charges were included in Other expense - net.
Restructuring Programs
In the second quarter of 2020, Eaton initiated a multi-year restructuring program to reduce its cost structure and gain efficiencies in its business segments and at corporate in order to initially respond to declining market conditions brought on by the COVID-19 pandemic. Since the inception of the program, the Company incurred charges of $382 million related to workforce reductions, plant closing, and other costs. The multi-year program was substantially complete at the end of 2023 and mature year benefits from the program are estimated to be $265 million and will be largely realized by the end of 2024. Additional information related to this restructuring is presented in Note 17.
On February 1, 2024, the Company announced a new multi-year restructuring program to accelerate opportunities to optimize its operations and global support structure. These actions will better align the Company's functions to support anticipated growth and drive greater effectiveness throughout the Company. This restructuring program is expected to be completed in 2026, with anticipated workforce reductions of $275 million and plant closing and other costs of $100 million, resulting in total estimated charges of $375 million for the entire program. The Company expects mature year benefits of $325 million when the multi-year program is fully implemented.
Intangible Asset Amortization Expense
Intangible asset amortization expense is as follows:

(In millions except for per share data)	2023	2022	2021
Intangible asset amortization expense	$450	$499	$444
Income tax benefit	98	105	83
Total after income taxes	$353	$394	$361
Per ordinary share - diluted	$0.89	$0.99	$0.90

Consolidated Financial Results

(In millions except for per share data)	2023	Change from 2022	2022	Change from 2021	2021
Net sales	$23,196	12%	$20,752	6%	$19,628
Gross profit	8,434	22%	6,887	9%	6,335
Percent of net sales	36.4%		33.2%		32.3%
Income before income taxes	3,827	31%	2,911	1%	2,896
Net income	3,223	31%	2,465	15%	2,146
Less net income for noncontrolling interests	(5)		(4)		(2)
Net income attributable to Eaton ordinary shareholders	3,218	31%	2,462	15%	2,144
Excluding acquisition and divestiture charges, after-tax	39		147		94
Excluding restructuring program charges, after-tax	46		29		60
Excluding intangible asset amortization expense, after-tax	353		394		361
Adjusted earnings	$3,657	21%	$3,032	14%	$2,659

Net income per share attributable to Eaton ordinary shareholders - diluted	$8.02	31%	$6.14	15%	$5.34
Excluding per share impact of acquisition and divestiture charges, after-tax	0.10		0.37		0.23
Excluding per share impact of restructuring program charges, after-tax	0.11		0.07		0.15
Excluding per share impact of intangible asset amortization expense, after-tax	0.89		0.99		0.90
Adjusted earnings per ordinary share	$9.12	20%	$7.57	14%	$6.62
Net Sales

Changes in Net sales are summarized as follows:	2023	2022
Organic growth	12%	13%
Acquisitions of businesses	—%	3%
Divestiture of business	—%	(7)%
Foreign currency	—%	(3)%
Total increase in Net sales	12%	6%
2023: Organic sales increased 12% in 2023 due to strength in commercial & institutional, utility, industrial, and data center end-markets in the Electrical Americas and Electrical Global business segments, strength in sales to commercial OEM and aftermarket in the Aerospace business segment, strength in the North American, European, and Asia Pacific regions in the Vehicle business segment, and the ramp up of key programs in the eMobility business segment due to robust demand for electric vehicles.
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

Gross Profit
2023: Gross profit margin increased from 33.2% in 2022 to 36.4% in 2023 primarily due to higher sales volumes and net price realization, partially offset by higher costs to support growth initiatives in the Electrical Americas and Aerospace business segments, unfavorable product mix in the Electrical Global, Aerospace, and eMobility business segments, and operating inefficiencies in the Electrical Global and Vehicle business segments.
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
Income Taxes
During 2023, income tax expense of $604 million was recognized (an effective tax rate of 15.8%) compared to income tax expense of $445 million in 2022 (an effective tax rate of 15.3%) and income tax expense of $750 million in 2021 (an effective tax rate of 25.9%). Excluding the one-time tax expense associated with the sale of the Hydraulics business in 2021 as discussed in Note 2, the effective tax rate was between 15.0% and 17.0% for 2023, 2022, and 2021.

	2023	2022	2021
Effective tax rate	15.8%	15.3%	25.9%
Tax impact on sale of the Hydraulics business	—%	—%	9.1%
	15.8%	15.3%	16.8%
Additionally, see Note 12 for income tax rate reconciliations from Ireland's national statutory rate to the consolidated effective rate.
In December 2023, Ireland enacted legislation to implement a 15% global minimum effective tax rate by country as established by the Organization for Economic Co-operation and Development (OECD), with effective dates of January 1, 2024, and January 1, 2025, for different aspects of the rules. The Company will continue to evaluate the impact of global minimum tax legislation as enacted by Ireland and other countries in which we operate and expects its effective tax rate for 2024 to be near the high end of the 15.0% to 17.0% range in the table above.
Net Income
Changes in Net income attributable to Eaton ordinary shareholders and Net income per share attributable to Eaton ordinary shareholders - diluted are summarized as follows:

	2023		2022
(In millions except for per share data)	Dollars	Per share	Dollars	Per share
Prior year	$2,462	$6.14	$2,144	$5.34
Business segment results of operations
Operational performance	762	1.89	492	1.24
Foreign currency	(11)	(0.03)	(79)	(0.20)
Corporate
Intangible asset amortization expense	41	0.10	(33)	(0.09)
Restructuring program charges	(17)	(0.04)	31	0.08
Acquisition and divestiture charges	108	0.27	(53)	(0.14)
Other corporate items	(102)	(0.25)	(23)	(0.06)
Tax rate impact	(25)	(0.06)	(17)	(0.04)
Share repurchases		—		0.01
Current year	$3,218	$8.02	$2,462	$6.14

Business Segment Results of Operations
The following is a discussion of Net sales, operating profit (loss) and operating margin by business segment.
Electrical Americas

(In millions)	2023	Change from 2022	2022	Change from 2021	2021
Net sales	$10,098	19%	$8,497	17%	$7,242

Operating profit	$2,675	40%	$1,913	28%	$1,495
Operating margin	26.5%		22.5%		20.6%

Changes in Net sales are summarized as follows:		2023		2022
Organic growth		19%		16%
Acquisition of Tripp Lite		—%		1%
Total increase in Net sales		19%		17%
The increase in organic sales in 2023 reflects strength in commercial & institutional, utility, industrial, machine OEM, and data center end-markets. The increase in organic sales in 2022 reflects broad-based strength in end-markets, with particular strength in residential, industrial, and data center end-markets.
The operating margin increased from 22.5% in 2022 to 26.5% in 2023 primarily due to higher sales volumes and net price realization, partially offset by higher costs to support growth initiatives, and higher gains from the sale of non-production facilities in 2022. The operating margin increased from 20.6% in 2021 to 22.5% in 2022 primarily due to higher sales volumes including inflationary pricing recovery, while headwinds from commodity and logistics inflation and operating inefficiencies due to supply chain constraints were offset by gains from the sale of certain non-production facilities.
Electrical Global

(In millions)	2023	Change from 2022	2022	Change from 2021	2021
Net sales	$6,084	4%	$5,848	6%	$5,516

Operating profit	$1,176	4%	$1,134	10%	$1,034
Operating margin	19.3%		19.4%		18.7%

Changes in Net sales are summarized as follows:		2023		2022
Organic growth		5%		13%
Divestiture		(1)%		—%
Foreign currency		—%		(7)%
Total increase in Net sales		4%		6%
The increase in organic sales in 2023 was primarily due to strength in commercial & institutional, industrial, utility, and data center end-markets. The increase in organic sales in 2022 was primarily due to broad-based strength in end-markets, with particular strength in commercial & institutional and industrial end-markets.
The operating margin decreased from 19.4% in 2022 to 19.3% in 2023 primarily due to operating inefficiencies from ongoing supply chain constraints and unfavorable product mix, partially offset by higher sales volumes and net price realization, and a net gain on the sale of a non-production facility in 2023. The operating margin increased from 18.7% in 2021 to 19.4% in 2022 primarily due to higher sales volumes including inflationary pricing recovery, partially offset by commodity and logistics inflation and operating inefficiencies due to supply chain constraints.

Hydraulics
On August 2, 2021, Eaton completed the sale of the Hydraulics business segment. For 2021, the Hydraulics segment generated net sales of $1,300 million and operating profit of $177 million.
Aerospace

(In millions)	2023	Change from 2022	2022	Change from 2021	2021
Net sales	$3,413	12%	$3,039	15%	$2,648

Operating profit	$780	11%	$705	22%	$580
Operating margin	22.9%		23.2%		21.9%

Changes in Net sales are summarized as follows:		2023		2022
Organic growth		11%		11%
Acquisition of Mission Systems		—%		8%
Foreign currency		1%		(4)%
Total increase in Net sales		12%		15%
The increase in organic sales in 2023 was primarily due to broad-based strength across all markets with particular strength in commercial OEM and aftermarket. The increase in organic sales in 2022 was primarily due to strength in sales to commercial OEM and aftermarket.
The operating margin decreased from 23.2% in 2022 to 22.9% in 2023 primarily due to commodity and wage inflation, unfavorable product mix, and higher costs to support growth initiatives, partially offset by higher sales volumes including inflationary pricing recovery. The operating margin increased from 21.9% in 2021 to 23.2% in 2022 primarily due to higher organic sales volumes.
Vehicle

(In millions)	2023	Change from 2022	2022	Change from 2021	2021
Net sales	$2,965	5%	$2,830	10%	$2,579

Operating profit	$482	6%	$453	1%	$449
Operating margin	16.3%		16.0%		17.4%

Changes in Net sales are summarized as follows:		2023		2022
Organic growth		4%		12%
Foreign currency		1%		(2)%
Total increase in Net sales		5%		10%
The increase in organic sales in 2023 was primarily due to strength in the North American, European, and Asia Pacific regions, partially offset by weakness in the South American truck, bus and agriculture markets. The increase in organic sales in 2022 was primarily due to strength in the North American truck and light vehicle markets, and South American truck, bus and agriculture markets.
The operating margin increased from 16.0% in 2022 to 16.3% in 2023 primarily due to higher sales volumes including net price realization, partially offset by operating inefficiencies. The operating margin decreased from 17.4% in 2021 to 16.0% in 2022 primarily due to commodity and logistics inflation and operating inefficiencies due to supply chain constraints, partially offset by higher sales volumes including inflationary recovery.

eMobility

(In millions)	2023	Change from 2022	2022	Change from 2021	2021
Net sales	$636	18%	$538	57%	$343

Operating loss	$(21)	(133)%	$(9)	69%	$(29)
Operating margin	(3.2)%		(1.6)%		(8.5)%

Changes in Net sales are summarized as follows:		2023		2022
Organic growth		18%		13%
Acquisition of Royal Power Solutions		—%		46%
Foreign currency		—%		(2)%
Total increase in Net sales		18%		57%
The increase in organic sales in 2023 reflects the ramp up of key programs due to robust demand for electric vehicles in the North American and European markets. The increase in organic sales in 2022 was due to strength in all regions primarily due to robust demand for electric vehicles.
The operating margin decreased from negative 1.6% in 2022 to negative 3.2% in 2023 primarily due to commodity and wage inflation, manufacturing start-up costs associated with new electric vehicle programs, and unfavorable product mix, partially offset by higher sales volumes including inflationary pricing recovery. The operating margin increased from negative 8.5% in 2021 to negative 1.6% in 2022 primarily due to higher organic sales volumes and the acquisition of Royal Power Solutions.
Corporate Expense

(In millions)	2023	Change from 2022	2022	Change from 2021	2021
Intangible asset amortization expense	$450	(10)%	$499	12%	$444
Interest expense - net	151	5%	144	—%	144
Pension and other postretirement benefits income	(46)	7%	(43)	34%	(65)
Restructuring program charges	57	73%	33	(58)%	78
Other expense - net	654	—%	653	212%	209
Total corporate expense	$1,266	(2)%	$1,286	59%	$810
The decrease in Total corporate expense in 2023 was primarily due to lower Intangible asset amortization expense, partially offset by higher Restructuring program charges. The increase in Total corporate expense in 2022 was primarily due to higher Other expense — net and Intangible asset amortization expense, partially offset by lower Restructuring program charges. The increase in Other expense — net is primarily due to the 2021 gain on sale of the Hydraulics business discussed in Note 2, partially offset by lower acquisition and divestiture charges.

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
On October 2, 2023, the Company replaced its existing $500 million 364-day revolving credit facility with a new $500 million 364-day revolving credit facility that will expire on September 30, 2024 on substantially similar terms. The Company also has a $2,500 million five-year revolving credit facility that will expire on October 1, 2027. The revolving credit facilities totaling $3,000 million are used to support commercial paper borrowings and are fully and unconditionally guaranteed by Eaton and certain of its direct and indirect subsidiaries on an unsubordinated, unsecured basis. There were no borrowings outstanding under Eaton’s revolving credit facilities at December 31, 2023. The Company maintains access to the commercial paper markets through its $3,000 million commercial paper program, of which none was outstanding on December 31, 2023. In addition to the revolving credit facilities, the Company also had available lines of credit of $1,070 million from various banks primarily for the issuance of letters of credit, of which there was $451 million outstanding at December 31, 2023.
In 2021, Eaton received proceeds of $3.1 billion from the sale of its Hydraulics business and paid $4.45 billion to acquire Tripp Lite and Mission Systems. In 2022, the Company paid $610 million to acquire Royal Power Solutions and received cash of $22 million from Danfoss A/S to fully settle all post-closing adjustments from the sale of the Hydraulics business.
Over the course of a year, cash, short-term investments, and short-term debt may fluctuate in order to manage global liquidity. As of December 31, 2023 and December 31, 2022, Eaton had cash of $488 million and $294 million, short-term investments of $2,121 million and $261 million, and short-term debt of $8 million and $324 million, respectively. Eaton has investment grade credit ratings from the two major rating agencies as reflected in the following ratings assigned to its debt:

Credit Rating Agency (long- /short-term rating)	Rating	Outlook
Standard & Poor's	A-/A-2	Stable outlook
Moody's	A3	Stable outlook
Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, availability under existing revolving credit facilities, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business, fund capital expenditures and acquisitions of businesses, as well as scheduled payments of long-term debt.
For additional information on financing transactions and debt, see Note 9.
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

Cash Flows
A summary of cash flows is as follows:

(In millions)	2023	Change from 2022	2022	Change from 2021	2021
Net cash provided by operating activities	$3,624	$1,091	$2,533	$370	$2,163
Net cash used in investing activities	(2,575)	(1,375)	(1,200)	564	(1,764)
Net cash used in financing activities	(871)	469	(1,340)	(805)	(535)
Effect of currency on cash	16	12	4	9	(5)
Total increase (decrease) in cash	$194		$(3)		$(141)
Operating Cash Flow
Net cash provided by operating activities increased by $1,091 million in 2023 compared to 2022 primarily due to lower investment in working capital and higher net income in 2023.
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
Investing Cash Flow
Net cash used in investing activities increased by $1,375 million in 2023 compared to 2022. The increase in the use of cash was primarily driven by an increase in net purchases of short-term investments to $1,861 million in 2023 from $19 million in 2022, and an increase in capital expenditures for property, plant and equipment to $757 million in 2023 from $598 million in 2022, partially offset by no cash paid for business acquisitions in 2023 compared to cash paid of $610 million in 2022.
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
Financing Cash Flow
Net cash used in financing activities decreased by $469 million in 2023 compared to 2022. The decrease in the use of cash was primarily due to lower payments on borrowings of $19 million in 2023 compared to $2,012 million in 2022, and no repurchase of shares in 2023 compared to repurchase of shares of $286 million in 2022, partially offset by net payments of short-term debt of $311 million in 2023 compared to net proceeds of short-term debt of $317 million in 2022 and lower proceeds from borrowings of $818 million in 2023 compared to $1,995 million in 2022.
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

Uses of Cash
Purchases of Goods and Services
The Company purchases goods and services in the normal course of business based on expected usage. For certain purchases, the Company enters into purchase obligations with various vendors, which include short-term and long-term commitments for purchases of raw materials, outstanding non-cancelable purchase orders, releases under blanket purchase orders, and commitments under ongoing service arrangements. As of December 31, 2023, the Company has purchase obligations to support the operation of its business similar to those included in historical cash flow trends.
Capital Expenditures
Capital expenditures were $757 million, $598 million, and $575 million in 2023, 2022, and 2021, respectively. The Company plans to increase capital expenditures over the next five years to expand production capacity across various markets to support anticipated growth. As a result, Eaton expects approximately $800 million in capital expenditures in 2024.
Dividends
Cash dividend payments were $1,379 million, $1,299 million, and $1,219 million for 2023, 2022, and 2021, respectively. On February 29, 2024, Eaton's Board of Directors declared a quarterly dividend of $0.94 per ordinary share, a 9% increase over the dividend paid in the fourth quarter of 2023. The dividend is payable on March 29, 2024 to shareholders of record on March 11, 2024. Payment of quarterly dividends in the future depends upon the Company’s ability to generate net income and operating cash flows, among other factors, and is subject to declaration by the Eaton Board of Directors. The Company intends to continue to pay quarterly dividends in 2024.
Share Repurchases
On February 27, 2019, the Board of Directors adopted a share repurchase program for share repurchases up to $5.0 billion of ordinary shares (2019 Program). On February 23, 2022, the Board renewed the 2019 Program by providing authority for up to $5.0 billion in repurchases to be made during the three-year period commencing on that date (2022 Program). Under the 2022 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During 2023, no ordinary shares were repurchased. During 2022, 2.0 million ordinary shares were repurchased under the 2022 Program in the open market at a total cost of $286 million. During 2021, 0.9 million ordinary shares were repurchased under the 2019 Program in the open market at a total cost of $122 million. At December 31, 2023, there is $4,714 million still available for share repurchases under the 2022 Program. The Company will continue to pursue share repurchases in 2024 depending on market conditions and capital levels.
Acquisition of Businesses
The Company paid cash of $610 million and $4,500 million to acquire businesses in 2022 and 2021, respectively. There were no business acquisitions in 2023. The Company will continue to focus on deploying its capital toward businesses that provide opportunities for higher growth and strong returns, and align with secular trends and its power management strategies.
Debt
The Company manages a number of short-term and long-term debt instruments, including commercial paper. At December 31, 2023, the Company had Short-term debt of $8 million, Current portion of long-term debt of $1,017 million, and Long-term debt of $8,244 million. The Company believes it has the operating flexibility, cash flow, and access to capital markets to meet scheduled payments of long-term debt. For additional information on financing transactions and debt see Note 9.
Leases
See Note 8 for maturities of lease liabilities.
Unrecognized Income Tax Benefits
At December 31, 2023, the gross unrecognized income tax benefits totaled $1,300 million and interest and penalties were $188 million. Eaton cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities. For additional information about income taxes see Note 12.

Defined Benefits Plans
Pension Plans
During 2023, the fair value of plan assets in the Company’s employee pension plans increased $116 million to $4,237 million at December 31, 2023. The increase in plan assets was primarily due to favorable return on plan assets, employer contributions and the impact of positive currency translation. At December 31, 2023, the net unfunded position of $609 million in pension liabilities consisted of $616 million in plans that have no funding requirements and $203 million in plans that require funding, offset by $210 million in plans that are overfunded.
Funding requirements are a major consideration in making contributions to Eaton’s pension plans. With respect to the Company’s pension plans worldwide, the Company intends to contribute annually not less than the minimum required by applicable law and regulations. In 2023, $113 million was contributed to the pension plans. The Company anticipates making $115 million of contributions to certain pension plans during 2024. The funded status of the Company’s pension plans at the end of 2024, and future contributions, will depend primarily on the actual return on assets during the year and the discount rate used to calculate certain benefits at the end of the year. For additional information about pension plans see Note 10.
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
Substantially all of the Senior Notes (with limited exceptions, for example, see Note 9 of the Financial Statements included herewith), together with the credit facilities described above under Liquidity and Financial Condition (the Credit Facilities), are guaranteed by Eaton and 17 of its subsidiaries. Accordingly, they rank equally with each other. However, because these obligations are not secured, they would be effectively subordinated to any existing or future secured indebtedness of Eaton and its subsidiaries. As of December 31, 2023, Eaton has no material, long-term secured debt. The guaranteed Registered Senior Notes are also structurally subordinated to the liabilities of Eaton's subsidiaries that are not guarantors. Except as described below under Future Guarantors, Eaton is not obligated to cause its subsidiaries to guarantee the Registered Senior Notes.
The table set forth in Exhibit 22 filed with the Form 10-K on February 23, 2023 (10-K Exhibit 22) details the primary obligors and guarantors with respect to the guaranteed Registered Senior Notes.

Terms of Guarantees of Registered Securities
Payment of principal and interest on the Registered Senior Notes is guaranteed, on an unsecured, unsubordinated basis by the subsidiaries of Eaton set forth in the table referenced in the 10-K Exhibit 22. Each guarantee is full and unconditional, and joint and several. Each guarantor’s guarantee is an unsecured obligation that ranks equally with all its other unsecured and unsubordinated indebtedness. The obligations of each guarantor under its guarantee of the Registered Senior Notes are subject to a customary savings clause or similar provision designed to prevent such guarantee from constituting a fraudulent conveyance or otherwise legally impermissible or voidable obligation.
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
Future Guarantors
The 2012 and 2017 Indentures generally provide that, with certain limited exceptions, any subsidiary of Eaton must become a guarantor if it becomes obligated as borrower or guarantor under any series of debt securities or a syndicated credit facility. Further, the 2012 and 2017 Indentures provide that any entity that becomes a direct or indirect parent entity of Eaton Corporation and holds any material assets, with certain limited exceptions, or owes any material liabilities must become a guarantor. The 2022 Indenture provides only that, with certain limited exceptions, any subsidiary of Eaton must become a guarantor if it becomes obligated as borrower or guarantor under indebtedness with an aggregate outstanding principal amount in excess of 25% of the Parent and its Subsidiaries’ then-outstanding indebtedness.
The 1994 Indenture does not contain provisions with respect to future guarantors.
Summarized Financial Information of Guarantors and Issuers

(In millions)	December 31, 2023
Current assets	$5,006
Noncurrent assets	13,004
Current liabilities	3,927
Noncurrent liabilities	10,012
Amounts due to subsidiaries that are non-issuers and non-guarantors — net	8,178

(In millions)	2023
Net sales	$13,335
Sales to subsidiaries that are non-issuers and non-guarantors	1,073
Cost of products sold	10,033
Expense from subsidiaries that are non-issuers and non-guarantors — net	1,125
Net income	180
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

Impairment of Goodwill and Indefinite Life Intangible Assets
Goodwill
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
The annual goodwill impairment test was performed using a qualitative analysis in 2023 and 2022, except for the Vehicle and eMobility reporting units which used a quantitative analysis in 2023 and 2022, respectively. A qualitative analysis is performed by assessing certain trends and factors, including projected market outlook and growth rates, forecasted and actual sales and operating profit margins, discount rates, industry data, and other relevant qualitative factors. These trends and factors are compared to, and based on, the assumptions used in the most recent quantitative analysis performed for each reporting unit. The results of the qualitative analyses did not indicate a need to perform quantitative analysis.
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
Based on these analyses performed in 2023 and 2022, the fair value of Eaton's reporting units continue to substantially exceed their respective carrying amounts and thus, no impairment exists.
Indefinite Life Intangible Assets
Indefinite life intangible assets consist of certain trademarks. They are evaluated annually for impairment as of July 1 using either a quantitative or qualitative analysis to determine whether their fair values exceed their respective carrying amounts. Indefinite life intangible asset impairment testing for 2023 and 2022 was performed using a quantitative analysis. Determining the fair value of these assets requires significant judgment and the Company uses a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability. Sensitivity analyses were performed around certain of these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values.
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
For 2023 and 2022, the fair value of indefinite lived intangible assets exceeded the respective carrying value.
For additional information about goodwill and other intangible assets see Note 6.

Acquisitions of Businesses
The acquisition of a business is accounted for using the acquisition method of accounting which requires assets and liabilities to be recognized at their fair values on the acquisition date. The initial fair value of assets acquired and liabilities assumed may be revised based on the final determination of fair value during the measurement period of up to 12 months from the acquisition date. The Company generally determines the fair value of intangible assets acquired using third-party valuations that are prepared using discounted cash flow models that rely on the Company's estimates. These estimates require judgement of future revenue growth rates, future margins, and the applicable weighted-average cost of capital used to discount those estimated cash flows. Sensitivity analyses are performed around certain of these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values. For additional information about the acquisitions of businesses see Note 2.
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
Management evaluates the realizability of deferred income tax assets for each jurisdiction in which it operates. If the Company experiences cumulative pre-tax income in a particular jurisdiction in a three-year period including the current and prior two years, management normally concludes that the deferred income tax assets will more likely than not be realizable and no valuation allowance is recognized, unless known or planned operating developments, or changes in tax laws, would lead management to conclude otherwise. However, if the Company experiences cumulative pre-tax losses in a particular jurisdiction in a three-year period including the current and prior two years, management then considers a series of factors in the determination of whether the deferred income tax assets can be realized. These factors include historical operating results, known or planned operating developments, the period of time over which certain temporary differences will reverse, consideration of the utilization of certain deferred income tax liabilities, carryback capability under the tax law in a particular country, prudent and feasible tax planning strategies, changes in tax laws, and estimates of future earnings and taxable income using the same assumptions as those used for the Company’s goodwill and other impairment testing. After evaluation of these factors, if the deferred income tax assets are expected to be realized within the tax carryforward period allowed for that specific country, management would conclude that no valuation allowance would be required. To the extent that the deferred income tax assets exceed the amount that is expected to be realized within the tax carryforward period for a particular jurisdiction, management would establish a valuation allowance. For additional information about income taxes see Note 12.
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
Key assumptions used to calculate pension and other postretirement benefits expense are adjusted at each year-end. A 1-percentage point change in the assumed rate of return on pension plan assets is estimated to have approximately a $49 million effect on pension expense. Likewise, a 1-percentage point change in the discount rate is estimated to have approximately a $10 million effect on pension expense. A 1-percentage point change in the assumed rate of return on other postretirement benefits assets is estimated to have less than $1 million effect on other postretirement benefits expense. A 1-percentage point change in the discount rate is estimated to have a $2 million effect on expense for other postretirement benefits plans.
Additional information related to changes in key assumptions used to recognize expense for other postretirement benefits plans is found in Note 10.
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
Eaton uses derivative instruments to manage exposure to volatility in raw material costs, currency, and interest rates on certain debt instruments. Derivative financial instruments used by the Company are straightforward and non-leveraged. The counterparties to these instruments are financial institutions with strong credit ratings. Eaton maintains control over the size of positions entered into with any one counterparty and regularly monitors the credit rating of these institutions. See Note 16 for additional information about hedges and derivative financial instruments.
Eaton’s ability to access the commercial paper market, and the related cost of these borrowings, is based on the strength of its credit rating and overall market conditions. During 2023, the Company has not experienced any material limitations in its ability to access these sources of liquidity. At December 31, 2023, Eaton had $3,000 million of long-term revolving credit facilities with banks in support of its commercial paper program. There were no borrowings outstanding under these revolving credit facilities.
Interest rate risk can be measured by calculating the short-term earnings impact that would result from adverse changes in interest rates. This exposure results from short-term debt, which includes commercial paper at a floating interest rate, floating rate long-term debt, long-term debt that has been swapped to floating rates, and money market investments that have not been swapped to fixed rates. Based upon the balances of investments and floating rate debt at year end 2023, a 100 basis point increase in short-term interest rates would have decreased the Company’s net, pre-tax interest expense by $23 million.
Eaton also measures interest rate risk by estimating the net amount by which the fair value of the Company’s financial liabilities would change as a result of movements in interest rates. Based on Eaton’s best estimate for a hypothetical, 100 basis point increase in interest rates at December 31, 2023, the market value of the Company’s debt, in aggregate, would decrease by $609 million.
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

FORWARD-LOOKING STATEMENTS
This Annual Report to Shareholders contains forward-looking statements concerning litigation, expected capital expenditures, future dividend payments, anticipated share repurchases, expected restructuring program charges and benefits, and the anticipated impact of the global minimum tax regulation. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to Eaton, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside Eaton’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: global pandemics such as COVID-19; unanticipated changes in the markets for the Company’s business segments; unanticipated downturns in business relationships with customers or their purchases from us; the availability of credit to customers and suppliers; supply chain disruptions, competitive pressures on sales and pricing; unanticipated changes in the cost of material, labor and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; strikes or other labor unrest at Eaton or at our customers or suppliers; the impact of acquisitions and divestitures; unanticipated difficulties integrating acquisitions; new laws and governmental regulations; interest rate changes; tax rate changes or exposure to additional income tax liability; stock market and currency fluctuations; war, geopolitical tensions, natural disasters, civil or political unrest or terrorism; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.