Form 10-Q
period 2024-03-31
Eaton Corp plc
filed 2024-04-30
CIK 1551182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 399.8 million Ordinary Shares outstanding as of March 31, 2024.

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended March 31
(In millions except for per share data)	2024	2023
Net sales	$5,943	$5,483

Cost of products sold	3,725	3,599
Selling and administrative expense	1,025	904
Research and development expense	189	179
Interest expense - net	30	50
Other income - net	(26)	(11)
Income before income taxes	1,001	762
Income tax expense	179	123
Net income	822	639
Less net income for noncontrolling interests	(1)	(1)
Net income attributable to Eaton ordinary shareholders	$821	$638

Net income per share attributable to Eaton ordinary shareholders
Diluted	$2.04	$1.59
Basic	2.05	1.60

Weighted-average number of ordinary shares outstanding
Diluted	401.9	400.5
Basic	399.9	398.5

Cash dividends declared per ordinary share	$0.94	$0.86
The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended March 31
(In millions)	2024	2023
Net income	$822	$639
Less net income for noncontrolling interests	(1)	(1)
Net income attributable to Eaton ordinary shareholders	821	638

Other comprehensive income (loss), net of tax
Currency translation and related hedging instruments	(53)	119
Pensions and other postretirement benefits	17	(2)
Cash flow hedges	(4)	15
Other comprehensive income (loss) attributable to Eaton ordinary shareholders	(40)	132

Total comprehensive income attributable to Eaton ordinary shareholders	$781	$770
The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED BALANCE SHEETS

(In millions)	March 31, 2024	December 31, 2023
Assets
Current assets
Cash	$473	$488
Short-term investments	1,969	2,121
Accounts receivable - net	4,674	4,475
Inventory	3,868	3,739
Prepaid expenses and other current assets	870	851
Total current assets	11,853	11,675

Property, plant and equipment
Land and buildings	2,215	2,241
Machinery and equipment	6,577	6,497
Gross property, plant and equipment	8,792	8,738
Accumulated depreciation	(5,234)	(5,208)
Net property, plant and equipment	3,558	3,530

Other noncurrent assets
Goodwill	14,877	14,977
Other intangible assets	4,975	5,091
Operating lease assets	722	648
Deferred income taxes	481	458
Other assets	2,070	2,052
Total assets	$38,535	$38,432

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$1	$8
Current portion of long-term debt	994	1,017
Accounts payable	3,400	3,365
Accrued compensation	492	676
Other current liabilities	2,726	2,680
Total current liabilities	7,613	7,747

Noncurrent liabilities
Long-term debt	8,192	8,244
Pension liabilities	730	768
Other postretirement benefits liabilities	177	180
Operating lease liabilities	601	533
Deferred income taxes	419	402
Other noncurrent liabilities	1,478	1,489
Total noncurrent liabilities	11,597	11,616

Shareholders’ equity
Ordinary shares (399.8 million outstanding in 2024 and 399.4 million in 2023)	4	4
Capital in excess of par value	12,630	12,634
Retained earnings	10,605	10,305
Accumulated other comprehensive loss	(3,946)	(3,906)
Shares held in trust	(1)	(1)
Total Eaton shareholders’ equity	19,292	19,036
Noncontrolling interests	34	33
Total equity	19,326	19,069
Total liabilities and equity	$38,535	$38,432
The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31
(In millions)	2024	2023
Operating activities
Net income	$822	$639
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	225	238
Deferred income taxes	32	17
Pension and other postretirement benefits expense	4	4
Contributions to pension plans	(46)	(29)
Contributions to other postretirement benefits plans	(4)	(5)
Changes in working capital	(524)	(498)
Other - net	(34)	(31)
Net cash provided by operating activities	475	335

Investing activities
Capital expenditures for property, plant and equipment	(183)	(126)
Proceeds from sales of property, plant and equipment	58	3
Sales (purchases) of short-term investments - net	150	(27)
Proceeds from settlement of currency exchange contracts not designated as hedges - net	11	41
Other - net	(3)	(14)
Net cash provided by (used in) investing activities	33	(124)

Financing activities
Proceeds from borrowings	—	318
Payments on borrowings	(4)	(3)
Short-term debt, net	(7)	(236)
Cash dividends paid	(368)	(334)
Exercise of employee stock options	41	17
Repurchase of shares	(138)	—
Employee taxes paid from shares withheld	(56)	(40)
Other - net	(4)	(1)
Net cash used in financing activities	(536)	(281)

Effect of currency on cash	13	11
Total decrease in cash	(15)	(59)
Cash at the beginning of the period	488	294
Cash at the end of the period	$473	$235
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
This Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in Eaton’s 2023 Form 10-K. The interim period results are not necessarily indicative of the results to be expected for the full year. Management has evaluated subsequent events through the date this Form 10-Q was filed with the Securities and Exchange Commission.
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

Note 2.    INVESTMENT IN ASSOCIATE COMPANY
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
The following table provides disaggregated sales by lines of businesses, geographic destination, market channel or end market, as applicable, for the Company's operating segments:

	Three months ended March 31
(In millions)	2024	2023
Electrical Americas
Products	$733	$716
Systems	1,957	1,578
Total	$2,690	$2,294

Electrical Global
Products	$844	$882
Systems	656	618
Total	$1,500	$1,500

Aerospace
Original Equipment Manufacturers	$355	$314
Aftermarket	291	264
Industrial and Other	225	225
Total	$871	$803

Vehicle
Commercial	$435	$448
Passenger and Light Duty	290	291
Total	$724	$739

eMobility	$158	$147

Total net sales	$5,943	$5,483
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (revenue recognized exceeds amount billed to the customer), and deferred revenue (advance payments and billings in excess of revenue recognized). Accounts receivable from customers were $4,170 million and $3,966 million at March 31, 2024 and December 31, 2023, respectively. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. These assets and liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Unbilled receivables were $301 million and $289 million at March 31, 2024 and December 31, 2023, respectively, and are recorded in Prepaid expenses and other current assets. The increase in unbilled receivables reflects higher revenue recognized from increased business activity in 2024.

Changes in the deferred revenue liabilities are as follows:

(In millions)	Deferred Revenue
Balance at January 1, 2024	$626
Customer deposits and billings	657
Revenue recognized in the period	(612)
Translation	(5)
Balance at March 31, 2024	$666

(In millions)	Deferred Revenue
Balance at January 1, 2023	$508
Customer deposits and billings	514
Revenue recognized in the period	(421)
Translation	4
Balance at March 31, 2023	$605
Deferred revenue liabilities of $651 million and $610 million as of March 31, 2024 and December 31, 2023, respectively, were included in Other current liabilities with the remaining balance presented in Other noncurrent liabilities.
A significant portion of open orders placed with Eaton are by original equipment manufacturers or distributors. These open orders are not considered firm as they have been historically subject to releases by customers. In measuring backlog of unsatisfied or partially satisfied obligations, only the amount of orders to which customers are firmly committed are included. Using this criterion, total backlog at March 31, 2024 was approximately $15 billion. At March 31, 2024, approximately 79% of this backlog is targeted for delivery to customers in the next twelve months and the rest thereafter.

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
Accounts receivable are net of an allowance for credit losses of $39 million and $38 million at March 31, 2024 and December 31, 2023, respectively. The change in the allowance for credit losses includes expense and net write-offs, none of which are significant.

Note 5.    INVENTORY
Inventory is carried at lower of cost or net realizable value. The components of inventory are as follows:

(In millions)	March 31, 2024	December 31, 2023
Raw materials	$1,527	$1,515
Work-in-process	999	870
Finished goods	1,341	1,354
Total inventory	$3,868	$3,739

Note 6.    GOODWILL
Changes in the carrying amount of goodwill by segment are as follows:

(In millions)	January 1, 2024	Translation	March 31, 2024
Electrical Americas	$7,415	$(8)	$7,407
Electrical Global	4,038	(73)	3,965
Aerospace	2,901	(18)	2,883
Vehicle	289	(1)	288
eMobility	334	—	334
Total	$14,977	$(100)	$14,877

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
The changes in SCF obligations are as follows:

(In millions)	SCF Obligations
Balance at January 1, 2024	$369
Invoices confirmed during the period	351
Invoices paid during the period	(359)
Balance at March 31, 2024	$361

(In millions)	SCF Obligations
Balance at January 1, 2023	$219
Invoices confirmed during the period	297
Invoices paid during the period	(234)
Translation	1
Balance at March 31, 2023	$283

Note 8.    RETIREMENT BENEFITS PLANS
The components of retirement benefits expense are as follows:

	United States pension benefit expense		Non-United States pension benefit expense
	Three months ended March 31
(In millions)	2024	2023	2024	2023
Service cost	$5	$5	$12	$11
Interest cost	33	36	21	21
Expected return on plan assets	(47)	(49)	(33)	(30)
Amortization	2	1	3	1
	(7)	(7)	3	3
Settlements	9	9	1	1
Total expense	$1	$2	$4	$4
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

Note 10.    INCOME TAXES
The effective income tax rate for the first quarter of 2024 was expense of 17.9% compared to expense of 16.1% for the first quarter of 2023. The increase in the effective tax rate in the first quarter of 2024 was primarily due to greater levels of income in higher tax jurisdictions, partially offset by a larger impact from the excess tax benefits recognized for employee share-based payments in the quarter.
Brazil Tax Years 2005-2012
The Company has two Brazilian tax cases primarily relating to the amortization of certain goodwill generated from the acquisition of third-party businesses and corporate reorganizations. One case involves tax years 2005-2008 (Case 1), and the other involves tax years 2009-2012 (Case 2). Case 2 is proceeding on a more accelerated timeline than Case 1. For Case 2, the Company received a tax assessment in 2014 that included interest and penalties. In November 2019, the Company received an unfavorable result at the final tax administrative appeals level, resulting in an alleged tax deficiency of $27 million plus $118 million of interest and penalties (translated at the March 31, 2024 exchange rate). The Company is challenging this assessment in the judicial system and, on April 18, 2022, received an unfavorable decision at the first judicial level. On April 27, 2022, the Company filed a motion for clarification relating to that decision. On May 20, 2022, the court largely upheld its prior decision without further clarification. On June 9, 2022, the Company filed its notice of appeal to the second level court. The Company intends to continue its challenge of this assessment in the judicial system.
As previously disclosed for Case 1, the Company received a separate tax assessment alleging a tax deficiency of $33 million plus $120 million of interest and penalties (translated at the March 31, 2024 exchange rate), which the Company is challenging in the judicial system. On April 4, 2024, the court published a favorable decision resulting in a reduction to the Case 1 assessment for the goodwill generated from the acquisition of a third-party business. In the same decision, the court confirmed the cancellation of an additional 75% penalty imposed by the tax authorities. As a result of the favorable decision, the alleged tax deficiency was reduced to $32 million plus $98 million of interest and penalties (translated at the March 31, 2024 exchange rate). The remainder of Case 1 is still pending resolution at the first judicial level.
Both cases are expected to take several years to resolve through the Brazilian judicial system and require provision of certain assets as security for the alleged deficiencies. As of March 31, 2024, the Company pledged Brazilian real estate assets with net book value of $20 million and provided additional security in the form of bank secured bonds and insurance bonds totaling $136 million and a cash deposit of $26 million (translated at the March 31, 2024 exchange rate).
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

Note 11.    EATON SHAREHOLDERS' EQUITY
The changes in Shareholders’ equity are as follows:

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at January 1, 2024	399.4	$4	$12,634	$10,305	$(3,906)	$(1)	$19,036	$33	$19,069
Net income	—	—	—	821	—	—	821	1	822
Other comprehensive loss, net of tax					(40)		(40)		(40)
Cash dividends paid and accrued	—	—	—	(381)	—	—	(381)	—	(381)
Issuance of shares under equity-based compensation plans	0.9	—	(4)	(1)	—	—	(5)	—	(5)
Repurchase of shares	(0.5)	—	—	(138)	—	—	(138)	—	(138)
Balance at March 31, 2024	399.8	$4	$12,630	$10,605	$(3,946)	$(1)	$19,292	$34	$19,326

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at January 1, 2023	397.8	$4	$12,512	$8,468	$(3,946)	$(1)	$17,038	$38	$17,075
Net income	—	—	—	638	—	—	638	1	639
Other comprehensive income, net of tax					132		132	—	132
Cash dividends paid and accrued	—	—	—	(348)	—	—	(348)	(4)	(352)
Issuance of shares under equity-based compensation plans	0.7	—	(11)	(1)	—	1	(11)	—	(11)
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	1	1
Balance at March 31, 2023	398.6	$4	$12,502	$8,757	$(3,814)	$—	$17,449	$36	$17,485
On February 27, 2019, the Board of Directors adopted a share repurchase program for share repurchases up to $5.0 billion of ordinary shares (2019 Program). On February 23, 2022, the Board renewed the 2019 Program by providing authority for up to $5.0 billion in repurchases to be made during the three-year period commencing on that date (2022 Program). Under the 2022 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During the three months ended March 31, 2024, 0.5 million ordinary shares were repurchased under the 2022 program in the open market at a total cost of $138 million. During the three months ended March 31, 2023, no ordinary shares were repurchased.
The changes in Accumulated other comprehensive loss are as follows:

(In millions)	Currency translation and related hedging instruments	Pensions and other postretirement benefits	Cash flow hedges	Total
Balance at January 1, 2024	$(3,029)	$(995)	$118	$(3,906)
Other comprehensive income (loss) before reclassifications	(49)	6	4	(39)
Amounts reclassified from Accumulated other comprehensive loss (income)	(4)	11	(9)	(1)
Net current-period Other comprehensive income (loss)	(53)	17	(4)	(40)
Balance at March 31, 2024	$(3,082)	$(978)	$114	$(3,946)

The reclassifications out of Accumulated other comprehensive loss are as follows:

(In millions)	Three months ended March 31, 2024		Consolidated Statements of Income classification
Gains and (losses) on net investment hedges (amount excluded from effectiveness testing)
Currency exchange contracts	$4		Interest expense - net
Tax expense	—
Total, net of tax	4

Amortization of defined benefits pensions and other postretirement benefits items
Actuarial loss and prior service cost	(12)	1
Tax benefit	—
Total, net of tax	(11)

Gains and (losses) on cash flow hedges
Floating-to-fixed interest rate swaps	3		Interest expense - net
Currency exchange contracts	8		Net sales and Cost of products sold
Commodity contracts	(1)		Cost of products sold
Tax expense	(2)
Total, net of tax	9

Total reclassifications for the period	$1
1 These components of Accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 8 for additional information about pension and other postretirement benefits items.
Net Income Per Share Attributable to Eaton Ordinary Shareholders
A summary of the calculation of net income per share attributable to Eaton ordinary shareholders is as follows:

	Three months ended March 31
(In millions except for per share data)	2024	2023
Net income attributable to Eaton ordinary shareholders	$821	$638

Weighted-average number of ordinary shares outstanding - diluted	401.9	400.5
Less dilutive effect of equity-based compensation	2.0	2.0
Weighted-average number of ordinary shares outstanding - basic	399.9	398.5

Net income per share attributable to Eaton ordinary shareholders
Diluted	$2.04	$1.59
Basic	2.05	1.60
For the first quarter of 2024 and 2023, all stock options were included in the calculation of diluted net income per share attributable to Eaton ordinary shareholders because they were all dilutive.

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
A summary of financial instruments and contingent consideration recognized at fair value, and the fair value measurements used, is as follows:

(In millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
March 31, 2024
Cash	$473	$473	$—	$—
Short-term investments	1,969	1,969	—	—
Net derivative contracts	20	—	20	—
Contingent future payments from acquisition of Green Motion	(17)	—	—	(17)

December 31, 2023
Cash	$488	$488	$—	$—
Short-term investments	2,121	2,121	—	—
Net derivative contracts	11	—	11	—
Contingent future payments from acquisition of Green Motion	(18)	—	—	(18)
Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities.
On March 22, 2021, Eaton acquired Green Motion SA, a leading designer and manufacturer of electric vehicle charging hardware and related software based in Switzerland. Green Motion SA was acquired for $106 million, including $49 million of cash paid at closing and an initial estimate of $57 million for the fair value of contingent future consideration based on 2023 and 2024 revenue performance. The fair value of contingent consideration liabilities is estimated by discounting contingent payments expected to be made, and may increase or decrease based on changes in revenue estimates and discount rates, with a maximum possible undiscounted value of $114 million. As of March 31, 2024, the fair value of the contingent future payments has been reduced to $17 million based primarily on lower revenue in 2023 and anticipated reductions in projected 2024 revenue compared to the initial estimates at closing.
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $9,186 million and fair value of $8,678 million at March 31, 2024 compared to $9,261 million and $8,924 million, respectively, at December 31, 2023. The fair value of Eaton's debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and is considered a Level 2 fair value measurement.

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

Derivative Financial Statement Impacts
The fair value of derivative financial instruments recognized in the Consolidated Balance Sheets is as follows:

(In millions)	Notional amount	Other current assets	Other noncurrent assets	Other current liabilities	Other noncurrent liabilities	Type of hedge	Term
March 31, 2024
Derivatives designated as hedges
Forward starting floating-to-fixed interest rate swaps	$216	$—	$—	$—	$1	Cash flow	8 years
Currency exchange contracts	311	9	3	5	—	Cash flow	1 to 22 months
Commodity contracts	42	2	—	—	—	Cash flow	1 to 11 months
Currency exchange contracts	555	2	—	—	—	Net investment	3 months
Total		$12	$3	$5	$2

Derivatives not designated as hedges
Currency exchange contracts	$4,429	$18		$6			1 to 6 months

December 31, 2023
Derivatives designated as hedges
Forward starting floating-to-fixed interest rate swaps	$165	$—	$—	$—	$3	Cash flow	8 years
Currency exchange contracts	505	17	3	7	1	Cash flow	1 to 25 months
Commodity contracts	54	1	—	1	—	Cash flow	1 to 12 months
Currency exchange contracts	564	—	—	1	—	Net investment	3 months
Total		$17	$3	$9	$4

Derivatives not designated as hedges
Currency exchange contracts	$4,797	$12		$8			1 to 7 months
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
Foreign currency denominated debt designated as non-derivative net investment hedging instruments had a carrying value on an after-tax basis of $3,068 million at March 31, 2024 and $3,140 million at December 31, 2023.
As of March 31, 2024, the volume of outstanding commodity contracts that were entered into to hedge forecasted transactions:

Commodity	March 31, 2024		Term
Aluminum	3	Millions of pounds	1 to 9 months
Copper	9	Millions of pounds	1 to 11 months
Gold	1,405	Troy ounces	1 to 10 months
Silver	20,376	Troy ounces	1 to 7 months

The following amounts were recorded on the Consolidated Balance Sheets related to fixed-to-floating interest rate swaps:

(In millions)	Carrying amount of the hedged assets (liabilities)		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged asset (liabilities)[1]
Location on Consolidated Balance Sheets	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Long-term debt	$(713)	$(713)	$(40)	$(42)
1 At March 31, 2024 and December 31, 2023, these amounts include the cumulative liability amount of fair value hedging adjustments remaining for which the hedge accounting has been discontinued of $40 million and $42 million, respectively.
The impact of cash flow and fair value hedging activities to the Consolidated Statements of Income is as follows:

	Three months ended March 31, 2024
(In millions)	Net Sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$5,943	$3,725	$30

Gain (loss) on derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps
Hedged item	$—	$—	$(3)
Derivative designated as hedging instrument	—	—	3

Currency exchange contracts
Hedged item	$(1)	$(7)	$—
Derivative designated as hedging instrument	1	7	—

Commodity contracts
Hedged item	$—	$1	$—
Derivative designated as hedging instrument	—	(1)	—

	Three months ended March 31, 2023
(In millions)	Net Sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$5,483	$3,599	$50

Gain (loss) on derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps
Hedged item	$—	$—	$(3)
Derivative designated as hedging instrument	—	—	3

Currency exchange contracts
Hedged item	$2	$(15)	$—
Derivative designated as hedging instrument	(2)	15	—

The impact of derivatives not designated as hedges to the Consolidated Statements of Income is as follows:

	Gain (loss) recognized in Consolidated Statements of Income		Consolidated Statements of Income classification
	Three months ended March 31
(In millions)	2024	2023
Gain (loss) on derivatives not designated as hedges
Currency exchange contracts	$20	$11	Interest expense - net
Total	$20	$11
The impact of derivative and non-derivative instruments designated as hedges to the Consolidated Statements of Income and Comprehensive Income is as follows:

	Gain (loss) recognized in other comprehensive income (loss)		Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	Three months ended March 31			Three months ended March 31
(In millions)	2024	2023		2024	2023
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	$2	$—	Interest expense - net	$3	$3
Currency exchange contracts	3	31	Net sales and Cost of products sold	8	11
Commodity contracts	1	2	Cost of products sold	(1)	—

Derivatives designated as net investment hedges
Currency exchange contracts
Effective portion	11	(14)	Gain (loss) on sale of business	—	—
Amount excluded from effectiveness testing	3	5	Interest expense - net	4	1

Non-derivative designated as net investment hedges
Foreign currency denominated debt	72	(63)	Gain (loss) on sale of business	—	—
Total	$92	$(39)		$15	$15
The pre-tax portion of the fair value of currency exchange contracts designated as net investment hedges included in Accumulated other comprehensive loss were net gains of $19 million at March 31, 2024. The pre-tax portion of the fair value of the forward points included in Accumulated other comprehensive loss were net gains of $3 million at March 31, 2024.
At March 31, 2024, a gain of $5 million of estimated unrealized net gains or losses associated with our cash flow hedges were expected to be reclassified to income from Accumulated other comprehensive loss within the next twelve months. These reclassifications relate to our designated foreign currency and commodity hedges that will mature in the next twelve months.

Note 14.    RESTRUCTURING CHARGES
In the second quarter of 2020, Eaton initiated a multi-year restructuring program to reduce its cost structure and gain efficiencies in its business segments and at corporate in order to initially respond to declining market conditions brought on by the COVID-19 pandemic. Since the inception of the program, the Company incurred expenses of $199 million for workforce reductions and $184 million for plant closing and other costs, resulting in total charges of $382 million through December 31, 2023. This multi-year restructuring program was substantially complete at the end of 2023, with final payments expected to be made in 2024.
During the first quarter of 2024, Eaton implemented a new multi-year restructuring program to accelerate opportunities to optimize its operations and global support structure. These actions will better align the Company's functions to support anticipated growth and drive greater effectiveness throughout the Company. Restructuring charges incurred under this program were $63 million in the first quarter of 2024. This restructuring program is expected to be completed in 2026 and is expected to incur additional expenses related to workforce reductions of $216 million and plant closing and other costs of $96 million, resulting in total estimated charges of $375 million for the entire program.
A summary of restructuring program charges is as follows:

	Three months ended March 31
(In millions except for per share data)	2024	2023
Workforce reductions	$59	$2
Plant closing and other	4	7
Total before income taxes	63	10
Income tax benefit	14	2
Total after income taxes	$49	$8
Per ordinary share - diluted	$0.12	$0.02
Restructuring program charges related to the following segments:

	Three months ended March 31
(In millions)	2024	2023
Electrical Americas	$7	$2
Electrical Global	24	3
Aerospace	8	1
Vehicle	24	2
Corporate	—	1
Total	$63	$10
A summary of liabilities related to workforce reductions, plant closing, and other associated costs is as follows:

(In millions)	Workforce reductions	Plant closing and other	Total
Balance at January 1, 2024	$35	$6	$41
Liability recognized, net	59	4	63
Payments, utilization and translation	(14)	(3)	(18)
Balance at March 31, 2024	$80	$7	$86
These restructuring program charges were included in Cost of products sold, Selling and administrative expense, Research and development expense, or Other income – net, as appropriate. In Business Segment Information, these restructuring program charges are treated as Corporate items. See Note 15 for additional information about business segments.

Note 15.    BUSINESS SEGMENT INFORMATION
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance. Eaton's operating segments are Electrical Americas, Electrical Global, Aerospace, Vehicle, and eMobility. Operating profit includes the operating profit from intersegment sales. For additional information regarding Eaton's business segments, see Note 18 to the consolidated financial statements contained in the 2023 Form 10-K.

	Three months ended March 31
(In millions)	2024	2023
Net sales
Electrical Americas	$2,690	$2,294
Electrical Global	1,500	1,500
Aerospace	871	803
Vehicle	724	739
eMobility	158	147
Total net sales	$5,943	$5,483

Segment operating profit (loss)
Electrical Americas	$785	$525
Electrical Global	274	274
Aerospace	201	180
Vehicle	116	107
eMobility	(4)	(4)
Total segment operating profit	1,371	1,082

Corporate
Intangible asset amortization expense	(106)	(124)
Interest expense - net	(30)	(50)
Pension and other postretirement benefits income	12	11
Restructuring program charges	(63)	(10)
Other expense - net	(184)	(148)
Income before income taxes	1,001	762
Income tax expense	179	123
Net income	822	639
Less net income for noncontrolling interests	(1)	(1)
Net income attributable to Eaton ordinary shareholders	$821	$638

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
Acquisition and Divestiture Charges
Eaton incurs integration charges and transaction costs to acquire and integrate businesses, and transaction, separation and other costs to divest and exit businesses. Eaton also recognizes gains and losses on the sale of businesses. A summary of these Corporate items is as follows:

	Three months ended March 31
(In millions except for per share data)	2024	2023
Acquisition integration, divestiture charges and transaction costs	$17	$13
Income tax benefit	4	3
Total after income taxes	$13	$11
Per ordinary share - diluted	$0.03	$0.03
Acquisition integration, divestiture charges and transaction costs in 2024 and 2023 are primarily related to acquisitions completed prior to 2023, including other charges and income to acquire and exit businesses. These charges were included in Cost of products sold, Selling and administrative expense, Research and development expense, or Other income - net. In Business Segment Information in Note 15, the charges were included in Other expense - net.
Restructuring Programs
In the second quarter of 2020, Eaton initiated a multi-year restructuring program to reduce its cost structure and gain efficiencies in its business segments and at corporate in order to initially respond to declining market conditions brought on by the COVID-19 pandemic. Since the inception of the program, the Company incurred expenses of $199 million for workforce reductions and $184 million for plant closing and other costs, resulting in total charges of $382 million through December 31, 2023. This restructuring program was substantially complete at the end of 2023.
During the first quarter of 2024, Eaton implemented a new multi-year restructuring program to accelerate opportunities to optimize its operations and global support structure. These actions will better align the Company's functions to support anticipated growth and drive greater effectiveness throughout the Company. Restructuring charges incurred under this program were $63 million in the first quarter of 2024. This restructuring program is expected to be completed in 2026 and is expected to incur additional expenses related to workforce reductions of $216 million and plant closing and other costs of $96 million, resulting in total estimated charges of $375 million for the entire program. The Company expects mature year benefits of $325 million when the multi-year program is fully implemented.
Additional information related to these restructuring programs is presented in Note 14.
Intangible Asset Amortization Expense
Intangible asset amortization expense is as follows:

	Three months ended March 31
(In millions except for per share data)	2024	2023
Intangible asset amortization expense	$106	$124
Income tax benefit	23	27
Total after income taxes	$84	$97
Per ordinary share - diluted	$0.21	$0.24

Consolidated Financial Results

	Three months ended March 31		Increase (decrease)
(In millions except for per share data)	2024	2023
Net sales	$5,943	$5,483	8%
Gross profit	2,218	1,884	18%
Percent of net sales	37.3%	34.4%
Income before income taxes	1,001	762	31%
Net income	822	639	29%
Less net income for noncontrolling interests	(1)	(1)
Net income attributable to Eaton ordinary shareholders	821	638	29%
Excluding acquisition and divestiture charges, after-tax	13	11
Excluding restructuring program charges, after-tax	49	8
Excluding intangible asset amortization expense, after-tax	84	97
Adjusted earnings	$966	$753	28%

Net income per share attributable to Eaton ordinary shareholders - diluted	$2.04	$1.59	28%
Excluding per share impact of acquisition and divestiture charges, after-tax	0.03	0.03
Excluding per share impact of restructuring program charges, after-tax	0.12	0.02
Excluding per share impact of intangible asset amortization expense, after-tax	0.21	0.24
Adjusted earnings per ordinary share	$2.40	$1.88	28%
Net Sales
Net sales increased 8% in the first quarter of 2024 driven entirely by organic sales. The increase in organic sales was primarily due to strength in commercial & institutional, industrial, and data center end-markets in the Electrical Americas and Electrical Global business segments, strength in sales to commercial OEM and aftermarket in the Aerospace business segment, and strength in the European region in the eMobility business segment.
Gross Profit
Gross profit margin increased from 34.4% in the first quarter of 2023 to 37.3% in the first quarter of 2024 primarily due to higher sales volumes and net price realization, and operating efficiencies in the Electrical Americas and Vehicle business segments, partially offset by higher costs to support growth initiatives in the Electrical Americas and Aerospace business segments, unfavorable product mix in the Aerospace business segment, and lower sales volume in the Vehicle business segment.
Income Taxes
The effective income tax rate for the first quarter of 2024 was expense of 17.9% compared to expense of 16.1% for the first quarter of 2023. The increase in the effective tax rate in the first quarter of 2024 was primarily due to greater levels of income in higher tax jurisdictions, partially offset by a larger impact from the excess tax benefits recognized for employee share-based payments in the quarter.

Net Income
Changes in Net income attributable to Eaton ordinary shareholders and Net income per share attributable to Eaton ordinary shareholders - diluted are summarized as follows:

	Three months ended
(In millions except for per share data)	Dollars	Per share
March 31, 2023	$638	$1.59
Business segment results of operations
Operational performance	254	0.61
Foreign currency	(13)	(0.03)
Corporate
Intangible asset amortization expense	13	0.03
Restructuring program charges	(41)	(0.10)
Acquisition and divestiture charges	(2)	—
Other corporate items	(10)	(0.02)
Tax rate impact	(18)	(0.04)
March 31, 2024	$821	$2.04
Business Segment Results of Operations
The following is a discussion of Net sales, operating profit (loss) and operating margin by business segment.
Electrical Americas

	Three months ended March 31		Increase (decrease)
(In millions)	2024	2023
Net sales	$2,690	$2,294	17%

Operating profit	$785	$525	50%
Operating margin	29.2%	22.9%
Net sales increased 17% in the first quarter of 2024 driven entirely by organic sales growth. The increase in organic sales reflects broad-based strength in end-markets, with particular strength in commercial & institutional, industrial, and data center end-markets.
The operating margin increased from 22.9% in the first quarter of 2023 to 29.2% in the first quarter of 2024 primarily due to higher sales volumes and net price realization, and operating efficiencies, partially offset by higher costs to support growth initiatives.

Electrical Global

	Three months ended March 31		Increase (decrease)
(In millions)	2024	2023
Net sales	$1,500	$1,500	—%

Operating profit	$274	$274	—%
Operating margin	18.3%	18.3%

Changes in Net sales are summarized as follows:	Three months ended March 31, 2024
Organic growth	1%
Foreign currency	(1)%
Total increase in Net sales	—%
The increase in organic sales in the first quarter of 2024 was primarily due to strength in commercial & institutional, industrial, and data center end-markets, partially offset by weakness in utility, machine OEM, and residential end-markets. Additionally, the increase in organic sales was primarily due to strength in the Asia Pacific region and the Global Energy Infrastructure Solutions (GEIS) business, partially offset by weakness in the European region.
The operating margin was flat at 18.3% in both the first quarter of 2024 and 2023.
Aerospace

	Three months ended March 31		Increase (decrease)
(In millions)	2024	2023
Net sales	$871	$803	9%

Operating profit	$201	$180	12%
Operating margin	23.1%	22.5%
Net sales increased 9% in the first quarter of 2024 driven entirely by organic sales growth. The increase in organic sales was primarily due to broad-based strength across all end markets with particular strength in commercial OEM and aftermarket.
The operating margin increased from 22.5% in the first quarter of 2023 to 23.1% in the first quarter of 2024 primarily due to higher sales volumes and net price realization, and a gain on the sale of a production facility in the first quarter of 2024, partially offset by higher costs to support growth initiatives and unfavorable product mix.

Vehicle

	Three months ended March 31		Increase (decrease)
(In millions)	2024	2023
Net sales	$724	$739	(2)%

Operating profit	$116	$107	8%
Operating margin	16.0%	14.5%

Changes in Net sales are summarized as follows:	Three months ended March 31, 2024
Organic growth	(3)%
Foreign currency	1%
Total increase in Net sales	(2)%
The decrease in organic sales in the first quarter of 2024 was primarily due to weakness in the North American region, partially offset by strength in the Asia Pacific region.
The operating margin increased from 14.5% in the first quarter of 2023 to 16.0% in the first quarter of 2024 primarily due to operating efficiencies and net sales price realization, partially offset by lower sales volumes.
eMobility

	Three months ended March 31		Increase (decrease)
(In millions)	2024	2023
Net sales	$158	$147	7%

Operating loss	$(4)	$(4)	—%
Operating margin	(2.7)%	(2.7)%
Net sales increased 7% in the first quarter of 2024 driven entirely by organic sales growth. The increase in organic sales reflects strength in the European region, partially offset by weakness in the North American region.
The operating margin was flat at negative 2.7% in both the first quarter of 2024 and 2023.
Corporate Expense

	Three months ended March 31		Increase (decrease)
(In millions)	2024	2023
Intangible asset amortization expense	$106	$124	(15)%
Interest expense - net	30	50	(40)%
Pension and other postretirement benefits income	(12)	(11)	9%
Restructuring program charges	63	10	530%
Other expense - net	184	148	24%
Total corporate expense	$371	$320	16%
Total corporate expense increased from $320 million in the first quarter of 2023 to $371 million in the first quarter of 2024 primarily due to higher Restructuring program charges and Other expense - net, partially offset by lower Interest expense - net and Intangible asset amortization expense. The increase in Other expense - net is primarily due to higher costs for litigation matters.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
Liquidity and Financial Condition
Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk.
The Company maintains revolving credit facilities consisting of a $500 million 364-day revolving credit facility that will expire on September 30, 2024 and a $2,500 million five-year revolving credit facility that will expire on October 1, 2027. The revolving credit facilities totaling $3,000 million are used to support commercial paper borrowings and are fully and unconditionally guaranteed by Eaton and certain of its direct and indirect subsidiaries on an unsubordinated, unsecured basis. There were no borrowings outstanding under Eaton’s revolving credit facilities at March 31, 2024. The Company maintains access to the commercial paper markets through its $3,000 million commercial paper program, of which none was outstanding on March 31, 2024.
Over the course of a year, cash, short-term investments, and short-term debt may fluctuate in order to manage global liquidity. As of March 31, 2024 and December 31, 2023, Eaton had cash of $473 million and $488 million, short-term investments of $1,969 million and $2,121 million, and short-term debt of $1 million and $8 million, respectively. Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, availability under existing revolving credit facilities, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business, fund capital expenditures and acquisitions of businesses, as well as scheduled payments of long-term debt.
Eaton was in compliance with each of its debt covenants for all periods presented.
Cash Flows
A summary of cash flows is as follows:

	Three months ended March 31		Change from 2023
(In millions)	2024	2023
Net cash provided by operating activities	$475	$335	$140
Net cash provided by (used in) investing activities	33	(124)	156
Net cash used in financing activities	(536)	(281)	(255)
Effect of currency on cash	13	11	2
Total decrease in cash	$(15)	$(59)
Operating Cash Flow
Net cash provided by operating activities increased by $140 million in the first three months of 2024 compared to 2023 primarily due to higher net income in 2024, partially offset by higher working capital balances.
Investing Cash Flow
Net cash provided by investing activities increased by $156 million in the first three months of 2024 compared to 2023 primarily driven by an increase in sales of short-term investments to $150 million in 2024 compared to purchases of short-term investments of $27 million in 2023 and proceeds from the sale of certain facilities in 2024, partially offset by an increase in capital expenditures for property, plant and equipment to $183 million in 2024 from $126 million in 2023.
Financing Cash Flow
Net cash used in financing activities increased by $255 million in the first three months of 2024 compared to 2023 primarily due to no proceeds from borrowings in 2024 compared to proceeds from borrowings of $318 million in 2023, and an increase in repurchase of shares to $138 million in 2024 compared to no repurchase of shares in 2023, partially offset by a decrease in net payments of short-term debt to $7 million in 2024 from $236 million in 2023.

Uses of Cash
Capital Expenditures
Capital expenditures were $183 million and $126 million in the first three months of 2024 and 2023, respectively. The Company plans to increase capital expenditures over the next five years to expand production capacity across various markets to support anticipated growth. As a result, Eaton expects approximately $800 million in capital expenditures in 2024.
Dividends
Cash dividend payments were $368 million and $334 million in the first three months of 2024 and 2023, respectively. Payment of quarterly dividends in the future depends upon the Company’s ability to generate net income and operating cash flows, among other factors, and is subject to declaration by the Eaton Board of Directors. The Company intends to continue to pay quarterly dividends in 2024.
Share Repurchases
On February 27, 2019, the Board of Directors adopted a share repurchase program for share repurchases up to $5.0 billion of ordinary shares (2019 Program). On February 23, 2022, the Board renewed the 2019 Program by providing authority for up to $5.0 billion in repurchases to be made during the three-year period commencing on that date (2022 Program). Under the 2022 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During the three months ended March 31, 2024, 0.5 million ordinary shares were repurchased under the 2022 program in the open market at a total cost of $138 million. During the three months ended March 31, 2023, no ordinary shares were repurchased. The Company will continue to pursue share repurchases in 2024 depending on market conditions and capital levels.
Acquisition of Businesses
There were no business acquisitions in the first three months of 2024 and 2023. The Company will continue to focus on deploying its capital toward businesses that provide opportunities for higher growth and strong returns, and align with secular trends and its power management strategies.
Debt
The Company manages a number of short-term and long-term debt instruments, including commercial paper. At March 31, 2024, the Company had Short-term debt of $1 million, Current portion of long-term debt of $994 million, and Long-term debt of $8,192 million. The Company believes it has the operating flexibility, cash flow, and access to capital markets to meet scheduled payments of long-term debt.
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

Substantially all of the Senior Notes (with limited exceptions), together with the credit facilities described above under Liquidity and Financial Condition (the Credit Facilities), are guaranteed by Eaton and 17 of its subsidiaries. Accordingly, they rank equally with each other. However, because these obligations are not secured, they would be effectively subordinated to any existing or future secured indebtedness of Eaton and its subsidiaries. As of March 31, 2024, Eaton has no material, long-term secured debt. The guaranteed Registered Senior Notes are also structurally subordinated to the liabilities of Eaton's subsidiaries that are not guarantors. Except as described below under Future Guarantors, Eaton is not obligated to cause its subsidiaries to guarantee the Registered Senior Notes.
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
The 1994 Indenture does not contain provisions with respect to future guarantors.

Summarized Financial Information of Guarantors and Issuers

(In millions)	March 31, 2024	December 31, 2023
Current assets	$4,991	$5,006
Noncurrent assets	13,026	13,004
Current liabilities	3,768	3,927
Noncurrent liabilities	9,975	10,012
Amounts due to subsidiaries that are non-issuers and non-guarantors - net	8,682	8,178

(In millions)		Three months ended March 31, 2024
Net sales		$3,484
Sales to subsidiaries that are non-issuers and non-guarantors		280
Cost of products sold		2,585
Expense from subsidiaries that are non-issuers and non-guarantors - net		109
Net income		220
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

FORWARD-LOOKING STATEMENTS
This Form 10-Q Report contains forward-looking statements concerning litigation, expected capital deployment, expected capital expenditures, future dividend payments, anticipated share repurchases, and expected restructuring program charges and benefits. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to Eaton, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside Eaton’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: global pandemics such as COVID-19; unanticipated changes in the markets for the Company’s business segments; unanticipated downturns in business relationships with customers or their purchases from us; the availability of credit to customers and suppliers; supply chain disruptions, competitive pressures on sales and pricing; unanticipated changes in the cost of material, labor and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; strikes or other labor unrest at Eaton or at our customers or suppliers; the impact of acquisitions and divestitures; unanticipated difficulties integrating acquisitions; new laws and governmental regulations; interest rate changes; tax rate changes or exposure to additional income tax liability; stock market and currency fluctuations; war, geopolitical tensions, natural disasters, civil or political unrest or terrorism; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in exposures to market risk since December 31, 2023.

ITEM 4.CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures - Pursuant to SEC Rule 13a-15, an evaluation was performed under the supervision and with the participation of Eaton’s management, including Craig Arnold - Principal Executive Officer; and Olivier Leonetti - Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, management concluded that Eaton’s disclosure controls and procedures were effective as of March 31, 2024.
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
During the first quarter of 2024, there was no change in Eaton’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.
Information regarding the Company's current legal proceedings is presented in Note 9 of the Notes to the condensed consolidated financial statements.

ITEM 1A.RISK FACTORS.
“Item 1A. Risk Factors” in Eaton's 2023 Form 10-K includes a discussion of the Company's risk factors. There have been no material changes from the risk factors described in the 2023 Form 10-K.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c) Issuer's Purchases of Equity Securities
During the first quarter of 2024, 0.5 million ordinary shares were repurchased in the open market at a total cost of $138 million. These shares were repurchased under the program approved by the Board on February 23, 2022 (the 2022 Program). A summary of the shares repurchased in the first quarter of 2024 is as follows:

Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
January	—	$—	—	$4,714
February	451,586	$283.45	451,586	$4,586
March	36,098	$289.78	36,098	$4,576
Total	487,684	$283.92	487,684

ITEM 6.EXHIBITS.
Eaton Corporation plc
First Quarter 2024 Report on Form 10-Q

3 (i)	Certificate of Incorporation — Incorporated by reference to the Form S-8 filed November 30, 2012

3 (ii)	Amended and Restated Memorandum and Articles of Incorporation — Incorporated by reference to the Form 8-K filed on May 1, 2017

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

EATON CORPORATION plc
Registrant

Date:	April 30, 2024	By:	/s/ Olivier Leonetti
Olivier Leonetti
Principal Financial Officer
(On behalf of the registrant and as Principal Financial Officer)