Form 10-Q
period 2024-06-30
Eaton Corp plc
filed 2024-08-01
CIK 1551182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ______
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 398.1 million Ordinary Shares outstanding as of June 30, 2024.

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended June 30		Six months ended June 30
(In millions except for per share data)	2024	2023	2024	2023
Net sales	$6,350	$5,866	$12,293	$11,349

Cost of products sold	3,940	3,747	7,665	7,346
Selling and administrative expense	1,021	986	2,046	1,890
Research and development expense	196	187	385	366
Interest expense - net	29	42	59	91
Other expense (income) - net	(32)	7	(58)	(4)
Income before income taxes	1,195	898	2,195	1,660
Income tax expense	201	153	379	276
Net income	994	745	1,816	1,384
Less net income for noncontrolling interests	(1)	(1)	(2)	(3)
Net income attributable to Eaton ordinary shareholders	$993	$744	$1,814	$1,382

Net income per share attributable to Eaton ordinary shareholders
Diluted	$2.48	$1.86	$4.52	$3.45
Basic	2.49	1.86	4.54	3.47

Weighted-average number of ordinary shares outstanding
Diluted	401.0	400.7	401.5	400.6
Basic	399.2	398.9	399.6	398.7

Cash dividends declared per ordinary share	$0.94	$0.86	$1.88	$1.72
The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended June 30		Six months ended June 30
(In millions)	2024	2023	2024	2023
Net income	$994	$745	$1,816	$1,384
Less net income for noncontrolling interests	(1)	(1)	(2)	(3)
Net income attributable to Eaton ordinary shareholders	993	744	1,814	1,382

Other comprehensive income (loss), net of tax
Currency translation and related hedging instruments	(125)	57	(178)	176
Pensions and other postretirement benefits	13	(2)	30	(5)
Cash flow hedges	(10)	(1)	(14)	14
Other comprehensive income (loss) attributable to Eaton ordinary shareholders	(122)	53	(162)	185

Total comprehensive income attributable to Eaton ordinary shareholders	$871	$797	$1,652	$1,567
The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED BALANCE SHEETS

(In millions)	June 30, 2024	December 31, 2023
Assets
Current assets
Cash	$540	$488
Short-term investments	2,241	2,121
Accounts receivable - net	4,861	4,475
Inventory	3,963	3,739
Prepaid expenses and other current assets	1,046	851
Total current assets	12,652	11,675

Property, plant and equipment
Land and buildings	2,192	2,241
Machinery and equipment	6,660	6,497
Gross property, plant and equipment	8,852	8,738
Accumulated depreciation	(5,248)	(5,208)
Net property, plant and equipment	3,604	3,530

Other noncurrent assets
Goodwill	14,849	14,977
Other intangible assets	4,883	5,091
Operating lease assets	785	648
Deferred income taxes	499	458
Other assets	2,110	2,052
Total assets	$39,381	$38,432

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$4	$8
Current portion of long-term debt	1,278	1,017
Accounts payable	3,497	3,365
Accrued compensation	529	676
Other current liabilities	2,812	2,680
Total current liabilities	8,120	7,747

Noncurrent liabilities
Long-term debt	8,555	8,244
Pension liabilities	709	768
Other postretirement benefits liabilities	175	180
Operating lease liabilities	656	533
Deferred income taxes	429	402
Other noncurrent liabilities	1,484	1,489
Total noncurrent liabilities	12,008	11,616

Shareholders’ equity
Ordinary shares (398.1 million outstanding in 2024 and 399.4 million in 2023)	4	4
Capital in excess of par value	12,662	12,634
Retained earnings	10,622	10,305
Accumulated other comprehensive loss	(4,069)	(3,906)
Shares held in trust	(1)	(1)
Total Eaton shareholders’ equity	19,219	19,036
Noncontrolling interests	35	33
Total equity	19,254	19,069
Total liabilities and equity	$39,381	$38,432
The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30
(In millions)	2024	2023
Operating activities
Net income	$1,816	$1,384
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	452	466
Deferred income taxes	9	(3)
Pension and other postretirement benefits expense	11	9
Contributions to pension plans	(64)	(51)
Contributions to other postretirement benefits plans	(8)	(10)
Changes in working capital	(784)	(622)
Other - net	(11)	12
Net cash provided by operating activities	1,421	1,185

Investing activities
Capital expenditures for property, plant and equipment	(370)	(286)
Proceeds from sales of property, plant and equipment	77	—
Cash paid for acquisition of a business, net of cash acquired	(51)	—
Investments in associate companies	(68)	(68)
Return of investment from associate companies	33	9
Purchases of short-term investments - net	(126)	(719)
Proceeds from settlement of currency exchange contracts not designated as hedges - net	1	42
Other - net	(7)	(8)
Net cash used in investing activities	(511)	(1,030)

Financing activities
Proceeds from borrowings	1,084	818
Payments on borrowings	(399)	(5)
Short-term debt, net	(4)	(225)
Cash dividends paid	(756)	(692)
Exercise of employee stock options	46	46
Repurchase of shares	(738)	—
Employee taxes paid from shares withheld	(63)	(47)
Other - net	(8)	(7)
Net cash used in financing activities	(839)	(113)

Effect of currency on cash	(20)	16
Total increase in cash	52	59
Cash at the beginning of the period	488	294
Cash at the end of the period	$540	$353
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

Note 2.    ACQUISITIONS OF BUSINESSES
Acquisition of a 49% stake in Jiangsu Ryan Electrical Co. Ltd.
On April 23, 2023, Eaton acquired a 49 percent stake in Jiangsu Ryan Electrical Co. Ltd., a manufacturer of power distribution and sub-transmission transformers in China. Eaton accounts for this investment on the equity method of accounting and it is reported within the Electrical Global business segment.
Acquisition of Exertherm
On May 20, 2024, Eaton acquired Exertherm, a U.K.-based provider of thermal monitoring solutions for electrical equipment. Exertherm is reported within the Electrical Americas business segment.
Acquisition of a 49% stake in NordicEPOD AS
On May 31, 2024, Eaton acquired a 49 percent stake in NordicEPOD AS, which designs and assembles standardized power modules for data centers in the Nordic region. Eaton accounts for this investment on the equity method of accounting and it is reported within the Electrical Global business segment.

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
The following table provides disaggregated sales by lines of businesses, geographic destination, market channel or end market, as applicable, for the Company's operating segments:

	Three months ended June 30		Six months ended June 30
(In millions)	2024	2023	2024	2023
Electrical Americas
Products	$745	$757	$1,478	$1,473
Systems	2,132	1,781	4,089	3,359
Total	$2,877	$2,538	$5,567	$4,832

Electrical Global
Products	$882	$889	$1,726	$1,772
Systems	724	680	1,380	1,297
Total	$1,606	$1,569	$3,105	$3,069

Aerospace
Original Equipment Manufacturers	$389	$324	$744	$638
Aftermarket	329	297	620	561
Industrial and Other	237	226	462	451
Total	$955	$848	$1,826	$1,650

Vehicle
Commercial	$454	$459	$889	$907
Passenger and Light Duty	269	292	558	583
Total	$723	$751	$1,447	$1,490

eMobility	$189	$161	$348	$308

Total net sales	$6,350	$5,866	$12,293	$11,349
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (revenue recognized exceeds amount billed to the customer), and deferred revenue (advance payments and billings in excess of revenue recognized). Accounts receivable from customers were $4,339 million and $3,966 million at June 30, 2024 and December 31, 2023, respectively. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. These assets and liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Unbilled receivables were $332 million and $289 million at June 30, 2024 and December 31, 2023, respectively, and are recorded in Prepaid expenses and other current assets. The increase in unbilled receivables reflects higher revenue recognized and not yet billed from increased business activity in 2024.

Changes in the deferred revenue liabilities are as follows:

(In millions)	Deferred Revenue
Balance at January 1, 2024	$626
Customer deposits and billings	1,333
Revenue recognized in the period	(1,306)
Balance at June 30, 2024	$653

(In millions)	Deferred Revenue
Balance at January 1, 2023	$508
Customer deposits and billings	1,052
Revenue recognized in the period	(949)
Translation	9
Balance at June 30, 2023	$620
Deferred revenue liabilities of $639 million and $610 million as of June 30, 2024 and December 31, 2023, respectively, were included in Other current liabilities with the remaining balance presented in Other noncurrent liabilities.
A significant portion of open orders placed with Eaton are by original equipment manufacturers or distributors. These open orders are not considered firm as they have been historically subject to releases by customers. In measuring backlog of unsatisfied or partially satisfied obligations, only the amount of orders to which customers are firmly committed are included. Using this criterion, total backlog at June 30, 2024 was approximately $15.2 billion. At June 30, 2024, approximately 72% of this backlog is targeted for delivery to customers in the next twelve months and the rest thereafter.

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
Accounts receivable are net of an allowance for credit losses of $44 million and $38 million at June 30, 2024 and December 31, 2023, respectively. The change in the allowance for credit losses includes expense and net write-offs, none of which are significant.

Note 5.    INVENTORY
Inventory is carried at lower of cost or net realizable value. The components of inventory are as follows:

(In millions)	June 30, 2024	December 31, 2023
Raw materials	$1,535	$1,515
Work-in-process	1,017	870
Finished goods	1,412	1,354
Total inventory	$3,963	$3,739

Note 6.    GOODWILL
Changes in the carrying amount of goodwill by segment are as follows:

(In millions)	January 1, 2024	Additions	Translation	June 30, 2024
Electrical Americas	$7,415	$21	$(16)	$7,420
Electrical Global	4,038	—	(109)	3,930
Aerospace	2,901	—	(22)	2,879
Vehicle	289	—	(2)	287
eMobility	334	—	(1)	334
Total	$14,977	$21	$(150)	$14,849
The 2024 additions to goodwill relate primarily to the anticipated synergies of acquiring Exertherm. The allocation of the Exertherm purchase price is preliminary and will be completed during the measurement period.

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
The changes in SCF obligations are as follows:

(In millions)	SCF Obligations
Balance at January 1, 2024	$369
Invoices confirmed during the period	695
Invoices paid during the period	(695)
Translation	(1)
Balance at June 30, 2024	$367

(In millions)	SCF Obligations
Balance at January 1, 2023	$219
Invoices confirmed during the period	634
Invoices paid during the period	(519)
Translation	2
Balance at June 30, 2023	$336

Note 8.    DEBT
On May 21, 2024, a subsidiary of Eaton issued Euro denominated notes (2024 Euro Notes) with a face value of €1,000 million ($1,084 million), in accordance with Regulation S promulgated under the Securities Act of 1933, as amended. The 2024 Euro Notes are comprised of two tranches of €500 million each, which mature in 2031 and 2036, with interest payable annually at a respective rate of 3.601% and 3.802%. The issuer received proceeds totaling €995 million ($1,079 million) from the issuance, net of financing costs. The 2024 Euro Notes are fully and unconditionally guaranteed on an unsubordinated, unsecured basis by Eaton and certain of its direct and indirect subsidiaries. The 2024 Euro Notes contain customary optional redemption and par call provisions. The 2024 Euro Notes also contain a change of control provision which requires the Company to make an offer to purchase all or any part of the 2024 Euro Notes at a purchase price of 101% of the principal amount plus accrued and unpaid interest. The capitalized deferred financing fees are amortized in Interest expense - net over the respective terms of the 2024 Euro Notes. The 2024 Euro Notes are subject to customary non-financial covenants.

Note 9.    RETIREMENT BENEFITS PLANS
The components of retirement benefits expense are as follows:

	United States pension benefit expense		Non-United States pension benefit expense
	Three months ended June 30
(In millions)	2024	2023	2024	2023
Service cost	$5	$5	$11	$10
Interest cost	34	35	22	21
Expected return on plan assets	(48)	(49)	(33)	(30)
Amortization	3	1	2	3
	(6)	(8)	2	4
Settlements	10	10	2	—
Total expense	$4	$2	$4	$4

	United States pension benefit expense		Non-United States pension benefit expense
	Six months ended June 30
(In millions)	2024	2023	2024	2023
Service cost	$9	$10	$23	$21
Interest cost	67	71	43	42
Expected return on plan assets	(95)	(98)	(66)	(60)
Amortization	5	2	5	4
	(14)	(15)	5	7
Settlements	19	19	3	1
Total expense	$5	$4	$8	$8
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

Note 11.    INCOME TAXES
The effective income tax rate for the second quarter of 2024 was expense of 16.8% compared to expense of 17.0% for the second quarter of 2023. The decrease in the effective tax rate in the second quarter of 2024 was due to the reduction of valuation allowances on foreign tax attributes, partially offset by greater levels of income in higher tax jurisdictions. The effective income tax rate for the first six months of 2024 was expense of 17.3% compared to expense of 16.6% for the first six months of 2023. The increase in the effective tax rate in the first six months of 2024 was due to greater levels of income in higher tax jurisdictions, partially offset by a larger impact from the excess tax benefits recognized for employee share-based payments and the reduction of valuation allowances on foreign tax attributes.
Brazil Tax Years 2005-2012
The Company has two Brazilian tax cases primarily relating to the amortization of certain goodwill generated from the acquisition of third-party businesses and corporate reorganizations. One case involves tax years 2005-2008 (Case 1), and the other involves tax years 2009-2012 (Case 2). Case 2 is proceeding on a more accelerated timeline than Case 1. For Case 2, the Company received a tax assessment in 2014 that included interest and penalties. In November 2019, the Company received an unfavorable result at the final tax administrative appeals level, resulting in an alleged tax deficiency of $24 million plus $108 million of interest and penalties (translated at the June 30, 2024 exchange rate). The Company is challenging this assessment in the judicial system and, on April 18, 2022, received an unfavorable decision at the first judicial level. On April 27, 2022, the Company filed a motion for clarification relating to that decision. On May 20, 2022, the court largely upheld its prior decision without further clarification. On June 9, 2022, the Company filed its notice of appeal to the second level court. The Company intends to continue its challenge of this assessment in the judicial system.
As previously disclosed for Case 1, the Company received a separate tax assessment alleging a tax deficiency of $30 million plus $109 million of interest and penalties (translated at the June 30, 2024 exchange rate), which the Company is challenging in the judicial system. On April 4, 2024, the court published a favorable decision resulting in a reduction to the Case 1 assessment for the goodwill generated from the acquisition of a third-party business. In the same decision, the court confirmed the cancellation of an additional 75% penalty imposed by the tax authorities. As a result of the favorable decision, the alleged tax deficiency was reduced to $29 million plus $89 million of interest and penalties (translated at the June 30, 2024 exchange rate). The remainder of Case 1 is still pending resolution at the first judicial level.
Both cases are expected to take several years to resolve through the Brazilian judicial system and require provision of certain assets as security for the alleged deficiencies. As of June 30, 2024, the Company pledged Brazilian real estate assets with net book value of $18 million and provided additional security in the form of bank secured bonds and insurance bonds totaling $122 million and a cash deposit of $24 million (translated at the June 30, 2024 exchange rate).
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

Note 12.    EATON SHAREHOLDERS' EQUITY
The changes in Shareholders’ equity are as follows:

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at January 1, 2024	399.4	$4	$12,634	$10,305	$(3,906)	$(1)	$19,036	$33	$19,069
Net income	—	—	—	821	—	—	821	1	822
Other comprehensive loss, net of tax					(40)		(40)		(40)
Cash dividends paid and accrued	—	—	—	(381)	—	—	(381)	—	(381)
Issuance of shares under equity-based compensation plans	0.9	—	(4)	(1)	—	—	(5)	—	(5)
Repurchase of shares	(0.5)	—	—	(138)	—	—	(138)	—	(138)
Balance at March 31, 2024	399.8	$4	$12,630	$10,605	$(3,946)	$(1)	$19,292	$34	$19,326
Net income	—	—	—	993	—	—	993	1	994
Other comprehensive loss, net of tax					(122)		(122)		(122)
Cash dividends paid	—	—	—	(375)	—	—	(375)	—	(375)
Issuance of shares under equity-based compensation plans	0.1	—	31	—	—	—	31	—	31
Repurchase of shares	(1.9)	—	—	(600)	—	—	(600)	—	(600)
Balance at June 30, 2024	398.1	$4	$12,662	$10,622	$(4,069)	$(1)	$19,219	$35	$19,254

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at January 1, 2023	397.8	$4	$12,512	$8,468	$(3,946)	$(1)	$17,038	$38	$17,075
Net income	—	—	—	638	—	—	638	1	639
Other comprehensive income, net of tax					132		132	—	132
Cash dividends paid and accrued	—	—	—	(348)	—	—	(348)	(4)	(352)
Issuance of shares under equity-based compensation plans	0.7	—	(11)	(1)	—	1	(11)	—	(11)
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	1	1
Balance at March 31, 2023	398.6	$4	$12,502	$8,757	$(3,814)	$—	$17,449	$36	$17,485
Net income	—	—	—	744	—	—	744	1	745
Other comprehensive income, net of tax					53		53		53
Cash dividends paid	—	—	—	(344)	—	—	(344)	—	(344)
Issuance of shares under equity-based compensation plans	0.4	—	52	(1)	—	(1)	51	—	51
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2023	399.0	$4	$12,554	$9,156	$(3,760)	$(1)	$17,953	$36	$17,988
On February 27, 2019, the Board of Directors adopted a share repurchase program for share repurchases up to $5.0 billion of ordinary shares (2019 Program). On February 23, 2022, the Board renewed the 2019 Program by providing authority for up to $5.0 billion in repurchases to be made during the three-year period commencing on that date (2022 Program). Under the 2022 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During the three and six months ended June 30, 2024, 1.9 million and 2.3 million ordinary shares, respectively, were repurchased under the 2022 program in the open market at a total cost of $600 million and $738 million, respectively. During the three and six months ended June 30, 2023, no ordinary shares were repurchased.

The changes in Accumulated other comprehensive loss are as follows:

(In millions)	Currency translation and related hedging instruments	Pensions and other postretirement benefits	Cash flow hedges	Total
Balance at January 1, 2024	$(3,029)	$(995)	$118	$(3,906)
Other comprehensive income (loss) before reclassifications	(171)	7	—	(164)
Amounts reclassified from Accumulated other comprehensive loss (income)	(7)	23	(14)	2
Net current-period Other comprehensive income (loss)	(178)	30	(14)	(162)
Balance at June 30, 2024	$(3,207)	$(965)	$104	$(4,069)
The reclassifications out of Accumulated other comprehensive loss are as follows:

(In millions)	Six months ended June 30, 2024		Consolidated Statements of Income classification
Gains and (losses) on net investment hedges (amount excluded from effectiveness testing)
Currency exchange contracts	$7		Interest expense - net
Tax expense	—
Total, net of tax	7

Amortization of defined benefits pensions and other postretirement benefits items
Actuarial loss and prior service cost	(26)	1
Tax benefit	3
Total, net of tax	(23)

Gains and (losses) on cash flow hedges
Floating-to-fixed interest rate swaps	6		Interest expense - net
Currency exchange contracts	11		Net sales and Cost of products sold
Commodity contracts	—		Cost of products sold
Tax expense	(4)
Total, net of tax	14

Total reclassifications for the period	$(2)
1 These components of Accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 9 for additional information about pension and other postretirement benefits items.

Net Income Per Share Attributable to Eaton Ordinary Shareholders
A summary of the calculation of net income per share attributable to Eaton ordinary shareholders is as follows:

	Three months ended June 30		Six months ended June 30
(In millions except for per share data)	2024	2023	2024	2023
Net income attributable to Eaton ordinary shareholders	$993	$744	$1,814	$1,382

Weighted-average number of ordinary shares outstanding - diluted	401.0	400.7	401.5	400.6
Less dilutive effect of equity-based compensation	1.8	1.8	1.9	1.9
Weighted-average number of ordinary shares outstanding - basic	399.2	398.9	399.6	398.7

Net income per share attributable to Eaton ordinary shareholders
Diluted	$2.48	$1.86	$4.52	$3.45
Basic	2.49	1.86	4.54	3.47
For the second quarter and first six months of 2024, all stock options were included in the calculation of diluted net income per share attributable to Eaton ordinary shareholders because they were all dilutive. For the second quarter and first six months of 2023, 0.1 million stock options were excluded from the calculation of diluted net income per share attributable to Eaton ordinary shareholders because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive.

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
A summary of financial instruments and contingent consideration recognized at fair value, and the fair value measurements used, is as follows:

(In millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
June 30, 2024
Cash	$540	$540	$—	$—
Short-term investments	2,241	2,241	—	—
Net derivative contracts	(16)	—	(16)	—
Contingent future payments from acquisition of Green Motion	(17)	—	—	(17)

December 31, 2023
Cash	$488	$488	$—	$—
Short-term investments	2,121	2,121	—	—
Net derivative contracts	11	—	11	—
Contingent future payments from acquisition of Green Motion	(18)	—	—	(18)
Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities.
On March 22, 2021, Eaton acquired Green Motion SA, a leading designer and manufacturer of electric vehicle charging hardware and related software based in Switzerland. Green Motion SA was acquired for $106 million, including $49 million of cash paid at closing and an initial estimate of $57 million for the fair value of contingent future consideration based on 2023 and 2024 revenue performance. The fair value of contingent consideration liabilities is estimated by discounting contingent payments expected to be made, and may increase or decrease based on changes in revenue estimates and discount rates, with a maximum possible undiscounted value of $114 million. As of June 30, 2024, the fair value of the contingent future payments has been reduced to $17 million based primarily on lower revenue in 2023 and anticipated reductions in projected 2024 revenue compared to the initial estimates at closing.
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $9,833 million and fair value of $9,246 million at June 30, 2024 compared to $9,261 million and $8,924 million, respectively, at December 31, 2023. The fair value of Eaton's debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and is considered a Level 2 fair value measurement.

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

Derivative Financial Statement Impacts
The fair value of derivative financial instruments recognized in the Consolidated Balance Sheets is as follows:

(In millions)	Notional amount	Other current assets	Other noncurrent assets	Other current liabilities	Other noncurrent liabilities	Type of hedge	Term
June 30, 2024
Derivatives designated as hedges
Currency exchange contracts	$561	$3	$2	$15	$—	Cash flow	1 to 19 months
Commodity contracts	23	3	—	—	—	Cash flow	1 to 11 months
Currency exchange contracts	548	—	—	—	—	Net investment	3 months
Total		$6	$2	$15	$—

Derivatives not designated as hedges
Currency exchange contracts	$4,441	$6		$15			1 to 9 months

December 31, 2023
Derivatives designated as hedges
Forward starting floating-to-fixed interest rate swaps	$165	$—	$—	$—	$3	Cash flow	8 years
Currency exchange contracts	505	17	3	7	1	Cash flow	1 to 25 months
Commodity contracts	54	1	—	1	—	Cash flow	1 to 12 months
Currency exchange contracts	564	—	—	1	—	Net investment	3 months
Total		$17	$3	$9	$4

Derivatives not designated as hedges
Currency exchange contracts	$4,797	$12		$8			1 to 7 months
The currency exchange contracts shown in the table above as derivatives not designated as hedges are primarily contracts entered into to manage currency volatility or exposure on intercompany receivables, payables and loans. While Eaton does not elect hedge accounting treatment for these derivatives, Eaton targets managing 95% to 100% of the intercompany balance sheet exposure to minimize the effect of currency volatility related to the movement of goods and services in the normal course of its operations. This activity represents the great majority of these currency exchange contracts. The cash flows resulting from the settlement of these derivatives have been classified in investing activities in the Condensed Consolidated Statements of Cash Flows.
Foreign currency denominated debt designated as non-derivative net investment hedging instruments had a carrying value on an after-tax basis of $3,785 million at June 30, 2024 and $3,140 million at December 31, 2023.
As of June 30, 2024, the volume of outstanding commodity contracts that were entered into to hedge forecasted transactions:

Commodity	June 30, 2024		Term
Aluminum	2	Millions of pounds	1 to 6 months
Copper	5	Millions of pounds	1 to 11 months
Gold	1,183	Troy ounces	1 to 7 months
Silver	10,742	Troy ounces	1 to 4 months

The following amounts were recorded on the Consolidated Balance Sheets related to fixed-to-floating interest rate swaps:

(In millions)	Carrying amount of the hedged assets (liabilities)		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged asset (liabilities)[1]
Location on Consolidated Balance Sheets	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Long-term debt	$(647)	$(713)	$(39)	$(42)
1 At June 30, 2024 and December 31, 2023, these amounts include the cumulative liability amount of fair value hedging adjustments remaining for which the hedge accounting has been discontinued of $39 million and $42 million, respectively.
The impact of cash flow and fair value hedging activities to the Consolidated Statements of Income is as follows:

	Three months ended June 30, 2024
(In millions)	Net Sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$6,350	$3,940	$29

Gain (loss) on derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps
Hedged item	$—	$—	$(3)
Derivative designated as hedging instrument	—	—	3

Currency exchange contracts
Hedged item	$2	$(4)	$—
Derivative designated as hedging instrument	(2)	4	—

Commodity contracts
Hedged item	$—	$(1)	$—
Derivative designated as hedging instrument	—	1	—

	Three months ended June 30, 2023
(In millions)	Net Sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$5,866	$3,747	$42

Gain (loss) on derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps
Hedged item	$—	$—	$(3)
Derivative designated as hedging instrument	—	—	3

Currency exchange contracts
Hedged item	$(1)	$(15)	$—
Derivative designated as hedging instrument	1	15	—

	Six months ended June 30, 2024
(In millions)	Net Sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$12,293	$7,665	$59

Gain (loss) on derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps
Hedged item	$—	$—	$(6)
Derivative designated as hedging instrument	—	—	6

Currency exchange contracts
Hedged item	$—	$(12)	$—
Derivative designated as hedging instrument	—	12	—

	Six months ended June 30, 2023
(In millions)	Net Sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$11,349	$7,346	$91

Gain (loss) on derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps
Hedged item	$—	$—	$(6)
Derivative designated as hedging instrument	—	—	6

Currency exchange contracts
Hedged item	$1	$(30)	$—
Derivative designated as hedging instrument	(1)	30	—
The impact of derivatives not designated as hedges to the Consolidated Statements of Income is as follows:

	Gain (loss) recognized in Consolidated Statements of Income		Consolidated Statements of Income classification
	Three months ended June 30
(In millions)	2024	2023
Gain (loss) on derivatives not designated as hedges
Currency exchange contracts	$(29)	$6	Interest expense - net
Total	$(29)	$6

	Gain (loss) recognized in Consolidated Statements of Income		Consolidated Statements of Income classification
	Six months ended June 30
(In millions)	2024	2023
Gain (loss) on derivatives not designated as hedges
Currency exchange contracts	$(9)	$17	Interest expense - net
Total	$(9)	$17

The impact of derivative and non-derivative instruments designated as hedges to the Consolidated Statements of Income and Comprehensive Income is as follows:

	Gain (loss) recognized in other comprehensive income (loss)		Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	Three months ended June 30			Three months ended June 30
(In millions)	2024	2023		2024	2023
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	$4	$1	Interest expense - net	$3	$3
Currency exchange contracts	(12)	18	Net sales and Cost of products sold	3	15
Commodity contracts	3	(2)	Cost of products sold	1	—

Derivatives designated as net investment hedges
Currency exchange contracts
Effective portion	5	32	Gain (loss) on sale of business	—	—
Amount excluded from effectiveness testing	—	4	Interest expense - net	3	4

Non-derivative designated as net investment hedges
Foreign currency denominated debt	26	(3)	Gain (loss) on sale of business	—	—
Total	$26	$50		$10	$22

	Gain (loss) recognized in other comprehensive income (loss)		Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	Six months ended June 30			Six months ended June 30
(In millions)	2024	2023		2024	2023
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	$6	$1	Interest expense - net	$6	$6
Currency exchange contracts	(10)	49	Net sales and Cost of products sold	11	26
Commodity contracts	4	—	Cost of products sold	—	—

Derivatives designated as net investment hedges
Currency exchange contracts
Effective portion	16	18	Gain (loss) on sale of business	—	—
Amount excluded from effectiveness testing	3	9	Interest expense - net	7	6

Non-derivative designated as net investment hedges
Foreign currency denominated debt	98	(66)	Gain (loss) on sale of business	—	—
Total	$118	$11		$25	$38
The pre-tax portion of the fair value of currency exchange contracts designated as net investment hedges included in Accumulated other comprehensive loss were net gains of $24 million at June 30, 2024. There was no net gain or loss included in Accumulated other comprehensive loss related to the pre-tax portion of the fair value of the forward points at June 30, 2024.
At June 30, 2024, a gain of $11 million of estimated unrealized net gains or losses associated with our cash flow hedges were expected to be reclassified to income from Accumulated other comprehensive loss within the next twelve months. These reclassifications relate to our designated foreign currency and commodity hedges that will mature in the next twelve months.

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
During the first quarter of 2024, Eaton implemented a new multi-year restructuring program to accelerate opportunities to optimize its operations and global support structure. These actions will better align the Company's functions to support anticipated growth and drive greater effectiveness throughout the Company. Restructuring charges incurred under this program were $15 million in the second quarter and $78 million in the first six months of 2024. This restructuring program is expected to be completed in 2026 and is expected to incur additional expenses related to workforce reductions of $208 million and plant closing and other costs of $89 million, resulting in total estimated charges of $375 million for the entire program.
A summary of restructuring program charges is as follows:

	Three months ended June 30		Six months ended June 30
(In millions except for per share data)	2024	2023	2024	2023
Workforce reductions	$9	$15	$68	$17
Plant closing and other	7	15	11	22
Total before income taxes	15	29	78	39
Income tax benefit	3	6	18	8
Total after income taxes	$12	$24	$61	$31
Per ordinary share - diluted	$0.03	$0.06	$0.15	$0.08
Restructuring program charges related to the following segments:

	Three months ended June 30		Six months ended June 30
(In millions)	2024	2023	2024	2023
Electrical Americas	$1	$1	$8	$3
Electrical Global	4	14	27	18
Aerospace	—	2	8	3
Vehicle	4	1	27	3
eMobility	—	6	—	7
Corporate	7	5	7	6
Total	$15	$29	$78	$39
A summary of liabilities related to workforce reductions, plant closing, and other associated costs is as follows:

(In millions)	Workforce reductions	Plant closing and other	Total
Balance at January 1, 2024	$35	$6	$41
Liability recognized, net	68	11	78
Payments, utilization and translation	(28)	(11)	(40)
Balance at June 30, 2024	$74	$5	$80
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

	Three months ended June 30		Six months ended June 30
(In millions)	2024	2023	2024	2023
Net sales
Electrical Americas	$2,877	$2,538	$5,567	$4,832
Electrical Global	1,606	1,569	3,105	3,069
Aerospace	955	848	1,826	1,650
Vehicle	723	751	1,447	1,490
eMobility	189	161	348	308
Total net sales	$6,350	$5,866	$12,293	$11,349

Segment operating profit (loss)
Electrical Americas	$859	$669	$1,644	$1,194
Electrical Global	305	290	578	564
Aerospace	206	191	407	371
Vehicle	130	115	246	222
eMobility	2	(1)	(2)	(5)
Total segment operating profit	1,502	1,264	2,873	2,346

Corporate
Intangible asset amortization expense	(106)	(113)	(212)	(237)
Interest expense - net	(29)	(42)	(59)	(91)
Pension and other postretirement benefits income	9	11	20	22
Restructuring program charges	(15)	(29)	(78)	(39)
Other expense - net	(166)	(192)	(349)	(340)
Income before income taxes	1,195	898	2,195	1,660
Income tax expense	201	153	379	276
Net income	994	745	1,816	1,384
Less net income for noncontrolling interests	(1)	(1)	(2)	(3)
Net income attributable to Eaton ordinary shareholders	$993	$744	$1,814	$1,382

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
Portfolio Changes
The Company continues to actively manage its portfolio of businesses to deliver on its strategic objectives. The Company is focused on deploying its capital toward businesses that provide opportunities for above-market growth, strong returns, and align with secular trends and its power management strategies. During 2023 and 2024, Eaton continued to selectively add businesses to strengthen its portfolio.

Acquisitions of businesses and investments in associate companies	Date of acquisition	Business segment
Jiangsu Ryan Electrical Co. Ltd.	April 23, 2023	Electrical Global
A 49 percent stake in Jiangsu Ryan Electrical Co. Ltd., a manufacturer of power distribution and sub-transmission transformers in China.

Exertherm	May 20, 2024	Electrical Americas
A U.K. based provider of thermal monitoring solutions for electrical equipment.

NordicEPOD AS	May 31, 2024	Electrical Global
A 49 percent stake in NordicEPOD AS, which designs and assembles standardized power modules for data centers in the Nordic region.
Additional information related to acquisitions of businesses is presented in Note 2.

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
Acquisition and Divestiture Charges
Eaton incurs integration charges and transaction costs to acquire and integrate businesses, and transaction, separation and other costs to divest and exit businesses. Eaton also recognizes gains and losses on the sale of businesses. A summary of these Corporate items is as follows:

	Three months ended June 30		Six months ended June 30
(In millions except for per share data)	2024	2023	2024	2023
Acquisition integration, divestiture charges and transaction costs	$10	$38	$27	$51
Income tax benefit	3	7	7	10
Total after income taxes	$8	$30	$20	$41
Per ordinary share - diluted	$0.02	$0.08	$0.05	$0.10
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
During the first quarter of 2024, Eaton implemented a new multi-year restructuring program to accelerate opportunities to optimize its operations and global support structure. These actions will better align the Company's functions to support anticipated growth and drive greater effectiveness throughout the Company. Restructuring charges incurred under this program were $15 million in the second quarter and $78 million in the first six months of 2024. This restructuring program is expected to be completed in 2026 and is expected to incur additional expenses related to workforce reductions of $208 million and plant closing and other costs of $89 million, resulting in total estimated charges of $375 million for the entire program. The Company expects mature year benefits of $325 million when the multi-year program is fully implemented.
Additional information related to these restructuring programs is presented in Note 15.
Intangible Asset Amortization Expense
Intangible asset amortization expense is as follows:

	Three months ended June 30		Six months ended June 30
(In millions except for per share data)	2024	2023	2024	2023
Intangible asset amortization expense	$106	$113	$212	$237
Income tax benefit	23	24	45	51
Total after income taxes	$83	$88	$167	$186
Per ordinary share - diluted	$0.20	$0.21	$0.42	$0.46

Consolidated Financial Results

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
(In millions except for per share data)	2024	2023		2024	2023
Net sales	$6,350	$5,866	8%	$12,293	$11,349	8%
Gross profit	2,410	2,119	14%	4,628	4,003	16%
Percent of net sales	38.0%	36.1%		37.6%	35.3%
Income before income taxes	1,195	898	33%	2,195	1,660	32%
Net income	994	745	33%	1,816	1,384	31%
Less net income for noncontrolling interests	(1)	(1)		(2)	(3)
Net income attributable to Eaton ordinary shareholders	993	744	33%	1,814	1,382	31%
Excluding acquisition and divestiture charges, after-tax	8	30		20	41
Excluding restructuring program charges, after-tax	12	24		61	31
Excluding intangible asset amortization expense, after-tax	83	88		167	186
Adjusted earnings	$1,096	$886	24%	$2,062	$1,639	26%

Net income per share attributable to Eaton ordinary shareholders - diluted	$2.48	$1.86	33%	$4.52	$3.45	31%
Excluding per share impact of acquisition and divestiture charges, after-tax	0.02	0.08		0.05	0.10
Excluding per share impact of restructuring program charges, after-tax	0.03	0.06		0.15	0.08
Excluding per share impact of intangible asset amortization expense, after-tax	0.20	0.21		0.42	0.46
Adjusted earnings per ordinary share	$2.73	$2.21	24%	$5.14	$4.09	26%
Net Sales

Changes in Net sales are summarized as follows:	Three months ended June 30, 2024	Six months ended June 30 2024
Organic growth	9%	9%
Foreign currency	(1)%	(1)%
Total increase in Net sales	8%	8%
Organic sales increased 9% in the second quarter and first six months of 2024 due to strength in industrial end-markets in the Electrical Americas business segment, strength in data center end-markets in the Electrical Americas and Electrical Global business segments, strength in commercial OEM, commercial aftermarket, and military OEM in the Aerospace business segment, and strength in the European region in the eMobility business segment, partially offset by weakness in residential end-markets in the Electrical Americas and Electrical Global business segments.
Gross Profit
Gross profit margin increased from 36.1% in the second quarter of 2023 to 38.0% in the second quarter of 2024. Material factors affecting this increase were a 270 basis point increase from higher sales and a 140 basis point increase from operating efficiencies, partially offset by a 90 basis point decline from higher commodity and wage inflation and a 60 basis point decline from higher costs to support growth initiatives.
Gross profit margin increased from 35.3% in the first six months of 2023 to 37.6% in the first six months of 2024. Material factors affecting this increase were a 310 basis point increase from higher sales and a 150 basis point increase from operating efficiencies, partially offset by a 90 basis point decline from higher commodity and wage inflation and a 70 basis point decline from higher costs to support growth initiatives.

Income Taxes
The effective income tax rate for the second quarter of 2024 was expense of 16.8% compared to expense of 17.0% for the second quarter of 2023. The decrease in the effective tax rate in the second quarter of 2024 was due to the reduction of valuation allowances on foreign tax attributes, partially offset by greater levels of income in higher tax jurisdictions. The effective income tax rate for the first six months of 2024 was expense of 17.3% compared to expense of 16.6% for the first six months of 2023. The increase in the effective tax rate in the first six months of 2024 was due to greater levels of income in higher tax jurisdictions, partially offset by a larger impact from the excess tax benefits recognized for employee share-based payments and the reduction of valuation allowances on foreign tax attributes.
Net Income
Changes in Net income attributable to Eaton ordinary shareholders and Net income per share attributable to Eaton ordinary shareholders - diluted are summarized as follows:

	Three months ended		Six months ended
(In millions except for per share data)	Dollars	Per share	Dollars	Per share
June 30, 2023	$744	$1.86	$1,382	$3.45
Business segment results of operations
Operational performance	203	0.51	456	1.14
Foreign currency	(7)	(0.02)	(20)	(0.05)
Corporate
Intangible asset amortization expense	5	0.01	19	0.04
Restructuring program charges	11	0.03	(30)	(0.07)
Acquisition and divestiture charges	23	0.06	20	0.05
Other corporate items	9	0.02	(1)	—
Tax rate impact	5	0.01	(12)	(0.03)
Impact of shares	—	—	—	(0.01)
June 30, 2024	$993	$2.48	$1,814	$4.52

Business Segment Results of Operations
The following is a discussion of Net sales, operating profit (loss) and operating margin by business segment. Additionally, the Company uses the following metrics as indicators of customer demand and future revenue expectations in the Electrical Americas, Electrical Global, and Aerospace business segments. The Company believes these metrics are useful to investors for the same reasons.
•Backlog: Includes orders to which customers are firmly committed
•Organic change in backlog: Percentage change in backlog, excluding the impact of foreign currency, acquisitions and divestitures
•Organic change in customer orders: Percentage change in firm customer orders on a trailing twelve month basis, excluding the impact of foreign currency, acquisitions and divestitures
•Book-to-bill: Average of the ratio of firm customer orders to Net sales for the last four quarters
Electrical Americas

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
($ in millions)	2024	2023		2024	2023
Net sales	$2,877	$2,538	13%	$5,567	$4,832	15%

Operating profit	$859	$669	28%	$1,644	$1,194	38%
Operating margin	29.9%	26.4%		29.5%	24.7%

Changes in Net sales:
Organic growth			13%			15%
Foreign currency			—%			—%
Total increase in Net sales			13%			15%

Performance metrics:				June 30, 2024	June 30, 2023
Backlog				$9,698	$7,555	28%
Organic change in backlog						29%
Organic change in customer orders						11%
Book-to-bill				1.2
The increase in organic sales in the second quarter and first six months of 2024 was due to strength in industrial and data center end-markets, partially offset by weakness in residential end-markets.
The operating margin increased from 26.4% in the second quarter of 2023 to 29.9% in the second quarter of 2024. Material factors affecting this increase were a 530 basis point increase from higher sales and a 190 basis point increase from operating efficiencies, partially offset by a 170 basis point decline from higher costs to support growth initiatives and a 130 basis point decline from higher commodity and wage inflation. The operating margin increased from 24.7% in the first six months of 2023 to 29.5% in the first six months of 2024. Material factors affecting this increase were a 640 basis point increase from higher sales and a 220 basis point increase from operating efficiencies, partially offset by a 190 basis point decline from higher costs to support growth initiatives and a 130 basis point decline from higher commodity and wage inflation.

Electrical Global

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
($ in millions)	2024	2023		2024	2023
Net sales	$1,606	$1,569	2%	$3,105	$3,069	1%

Operating profit	$305	$290	5%	$578	$564	2%
Operating margin	19.0%	18.5%		18.6%	18.4%

Changes in Net sales:
Organic growth			3.5%			2%
Foreign currency			(1.5)%			(1)%
Total increase in Net sales			2%			1%

Performance metrics:				June 30, 2024	June 30, 2023
Backlog				$1,751	$1,525	15%
Organic change in backlog						16%
Organic change in customer orders						7%
Book-to-bill				1.1
The increase in organic sales in the second quarter of 2024 was due to strength in utility and data center end-markets, partially offset by weakness in residential end-markets. The increase in organic sales in the first six months of 2024 was due to strength in data center end-markets, partially offset by weakness in residential end-markets. Additionally, the increase in organic sales in the second quarter and first six months of 2024 was due to strength in the Asia Pacific region and the Global Energy Infrastructure Solutions (GEIS) business, partially offset by weakness in the European region.
The operating margin increased from 18.5% in the second quarter of 2023 to 19.0% in the second quarter of 2024. Material factors affecting this increase were a 110 basis point increase from higher sales and a 100 basis point increase from operating efficiencies, partially offset by a 140 basis point decline from higher wage inflation. The operating margin increased from 18.4% in the first six months of 2023 to 18.6% in the first six months of 2024. Material factors affecting this increase were a 110 basis point increase from operating efficiencies, partially offset by a 100 basis point decline from higher wage inflation.

Aerospace

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
($ in millions)	2024	2023		2024	2023
Net sales	$955	$848	13%	$1,826	$1,650	11%

Operating profit	$206	$191	8%	$407	$371	10%
Operating margin	21.5%	22.5%		22.3%	22.5%

Changes in Net sales:
Organic growth			13%			11%
Foreign currency			—%			—%
Total increase in Net sales			13%			11%

Performance metrics:				June 30, 2024	June 30, 2023
Backlog				$3,463	$3,046	14%
Organic change in backlog						14%
Organic change in customer orders						4%
Book-to-bill				1.1
The increase in organic sales in the second quarter and first six months of 2024 was due to strength in commercial OEM, commercial aftermarket, and military OEM.
The operating margin decreased from 22.5% in the second quarter of 2023 to 21.5% in the second quarter of 2024. Material factors affecting this decrease were a 250 basis point decline from operating inefficiencies, a 240 basis point decline from higher commodity and wage inflation, and a 110 basis point decline from higher costs to support growth initiatives, partially offset by a 500 basis point increase from higher sales. The operating margin decreased from 22.5% in the first six months of 2023 to 22.3% in the first six months of 2024. Material factors affecting this decrease were a 260 basis point decline from higher commodity and wage inflation, a 160 basis point decline from operating inefficiencies, and a 140 basis point decline from higher costs to support growth initiatives, partially offset by a 450 basis point increase from higher sales and a 130 basis point increase from the gain on the sale of a production facility in the first quarter of 2024.

Vehicle

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
(In millions)	2024	2023		2024	2023
Net sales	$723	$751	(4)%	$1,447	$1,490	(3)%

Operating profit	$130	$115	13%	$246	$222	11%
Operating margin	18.0%	15.3%		17.0%	14.9%

Changes in Net sales:
Organic growth			(3)%			(3)%
Foreign currency			(1)%			—%
Total increase in Net sales			(4)%			(3)%
The decrease in organic sales in the second quarter of 2024 was due to weakness in the North American light vehicle and European truck markets, partially offset by strength in the South American region. The decrease in organic sales in the first six months of 2024 was due to weakness in the North American and European regions, partially offset by strength in the South American and Asia Pacific regions.
The operating margin increased from 15.3% in the second quarter of 2023 to 18.0% in the second quarter of 2024. Material factors affecting this increase were a 320 basis point increase from operating efficiencies and a 240 basis point increase from the sale of a non-production facility in the second quarter of 2024, partially offset by a 140 basis point decrease from lower income from investments in associate companies. The operating margin increased from 14.9% in the first six months of 2023 to 17.0% in the first six months of 2024. Material factors affecting this increase were a 290 basis point increase from operating efficiencies and a 120 basis point increase from the sale of a non-production facility in the second quarter of 2024, partially offset by a 120 basis point decrease from lower income from investments in associate companies.
eMobility

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
(In millions)	2024	2023		2024	2023
Net sales	$189	$161	18%	$348	$308	13%

Operating profit (loss)	$2	$(1)	300%	$(2)	$(5)	60%
Operating margin	1.3%	(0.5)%		(0.6)%	(1.6)%

Changes in Net sales:
Organic growth			18%			13%
Foreign currency			—%			—%
Total increase in Net sales			18%			13%
The increase in organic sales in the second quarter and first six months of 2024 was due to strength in the European region, partially offset by weakness in the North American region.
The operating margin increased from negative 0.5% in the second quarter of 2023 to positive 1.3% in the second quarter of 2024. Material factors affecting this increase were a 590 basis point increase from higher sales and a 490 basis point increase from the sale of a non-production facility in the second quarter of 2024, partially offset by a 480 basis point decline from unfavorable product mix and a 320 basis point decline from additional manufacturing costs due to increased capacity and product launches. The operating margin increased from negative 1.6% in the first six months of 2023 to negative 0.6% in the first six months of 2024. Material factors affecting this increase were a 570 basis point increase from higher sales and a 420 basis point increase from the sale of a non-production facility in the second quarter of 2024, partially offset by a 570 basis point decline from unfavorable product mix, a 160 basis point decline from higher costs to support growth initiatives, and a 150 basis point decline from higher commodity and wage inflation.

Corporate Expense

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
(In millions)	2024	2023		2024	2023
Intangible asset amortization expense	$106	$113	(6)%	$212	$237	(11)%
Interest expense - net	29	42	(31)%	59	91	(35)%
Pension and other postretirement benefits income	(9)	(11)	(18)%	(20)	(22)	(9)%
Restructuring program charges	15	29	(48)%	78	39	100%
Other expense - net	166	192	(14)%	349	340	3%
Total corporate expense	$307	$366	(16)%	$678	$686	(1)%
Total corporate expense decreased from $366 million in the second quarter of 2023 to $307 million in the second quarter of 2024. Material factors affecting this decrease were lower Other expense - net, Restructuring program charges, and Interest expense - net. The decrease in Other expense - net is due to lower acquisition and divestiture costs. Total corporate expense decreased from $686 million in the first six months of 2023 to $678 million in the first six months of 2024. Material factors affecting this decrease were lower Interest expense - net and Intangible asset amortization expense, partially offset by higher Restructuring program charges.
LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
Liquidity and Financial Condition
Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk.
On May 21, 2024, a subsidiary of Eaton issued Euro denominated notes (2024 Euro Notes) with a face value of €1,000 million ($1,084 million), in accordance with Regulation S promulgated under the Securities Act of 1933, as amended. The 2024 Euro Notes are comprised of 2 tranches of €500 million each, which mature in 2031 and 2036, with interest payable annually at a respective rate of 3.601% and 3.802%. The issuer received proceeds totaling €995 million ($1,079 million) from the issuance, net of financing costs. The 2024 Euro Notes are fully and unconditionally guaranteed on an unsubordinated, unsecured basis by Eaton and certain of its direct and indirect subsidiaries. The 2024 Euro Notes contain customary optional redemption and par call provisions. The 2024 Euro Notes also contain a change of control provision which requires the Company to make an offer to purchase all or any part of the 2024 Euro Notes at a purchase price of 101% of the principal amount plus accrued and unpaid interest. The capitalized deferred financing fees are amortized in Interest expense - net over the respective terms of the 2024 Euro Notes. The 2024 Euro Notes are subject to customary non-financial covenants.
The Company maintains revolving credit facilities consisting of a $500 million 364-day revolving credit facility that will expire on September 30, 2024 and a $2,500 million five-year revolving credit facility that will expire on October 1, 2027. The revolving credit facilities totaling $3,000 million are used to support commercial paper borrowings and are fully and unconditionally guaranteed by Eaton and certain of its direct and indirect subsidiaries on an unsubordinated, unsecured basis. There were no borrowings outstanding under Eaton’s revolving credit facilities at June 30, 2024. The Company maintains access to the commercial paper markets through its $3,000 million commercial paper program, of which none was outstanding on June 30, 2024.
Over the course of a year, cash, short-term investments, and short-term debt may fluctuate in order to manage global liquidity. As of June 30, 2024 and December 31, 2023, Eaton had cash of $540 million and $488 million, short-term investments of $2,241 million and $2,121 million, and short-term debt of $4 million and $8 million, respectively. Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, availability under existing revolving credit facilities, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business, fund capital expenditures and acquisitions of businesses, as well as scheduled payments of long-term debt.
Eaton was in compliance with each of its debt covenants for all periods presented.

Cash Flows
A summary of cash flows is as follows:

	Six months ended June 30		Change from 2023
(In millions)	2024	2023
Net cash provided by operating activities	$1,421	$1,185	$236
Net cash used in investing activities	(511)	(1,030)	519
Net cash used in financing activities	(839)	(113)	(726)
Effect of currency on cash	(20)	16	(36)
Total increase in cash	$52	$59
Operating Cash Flow
Net cash provided by operating activities increased by $236 million in the first six months of 2024 compared to 2023. Material factors affecting this increase was higher net income of $432 million, partially offset by higher working capital balances of $162 million.
Investing Cash Flow
Net cash used in investing activities decreased by $519 million in the first six months of 2024 compared to 2023. Material factors affecting this decrease were a decrease in purchases of short-term investments to $126 million in 2024 from $719 million in 2023 and an increase in proceeds from sales of property, plant and equipment to $77 million in 2024 compared to no proceeds in 2023, partially offset by an increase in capital expenditures for property, plant and equipment to $370 million in 2024 from $286 million in 2023 and an increase in cash paid for acquisition of a business to $51 million in 2024 compared to no cash paid in 2023.
Financing Cash Flow
Net cash used in financing activities increased by $726 million in the first six months of 2024 compared to 2023. Material factors affecting this increase were an increase in repurchase of shares to $738 million in 2024 compared to no repurchase of shares in 2023, an increase in payments on borrowings to $399 million in 2024 from $5 million in 2023 and an increase in cash dividends paid to $756 million in 2024 from $692 million in 2023, partially offset by an increase in proceeds from borrowings to $1,084 million in 2024 from $818 million in 2023 and a decrease in net payments of short-term debt to $4 million in 2024 from $225 million in 2023.
Uses of Cash
Capital Expenditures
Capital expenditures were $370 million and $286 million in the first six months of 2024 and 2023, respectively. The Company plans to increase capital expenditures over the next five years to expand production capacity across various markets to support anticipated growth. As a result, Eaton expects approximately $800 million in capital expenditures in 2024.
Dividends
Cash dividend payments were $756 million and $692 million in the first six months of 2024 and 2023, respectively. Payment of quarterly dividends in the future depends upon the Company’s ability to generate net income and operating cash flows, among other factors, and is subject to declaration by the Eaton Board of Directors. The Company intends to continue to pay quarterly dividends in 2024.
Share Repurchases
On February 27, 2019, the Board of Directors adopted a share repurchase program for share repurchases up to $5.0 billion of ordinary shares (2019 Program). On February 23, 2022, the Board renewed the 2019 Program by providing authority for up to $5.0 billion in repurchases to be made during the three-year period commencing on that date (2022 Program). Under the 2022 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During the three and six months ended June 30, 2024, 1.9 million and 2.3 million ordinary shares, respectively, were repurchased under the 2022 program in the open market at a total cost of $600 million and $738 million, respectively. During the three and six months ended June 30, 2023, no ordinary shares were repurchased. The Company will continue to pursue share repurchases in 2024 depending on market conditions and capital levels.

Acquisition of Businesses
The Company paid cash of $51 million to acquire a business in the first six months of 2024. There were no business acquisitions in the first six months of 2023. The Company paid cash of $68 million for investments in associate companies in the first six months of 2024 and 2023. The Company will continue to focus on deploying its capital toward businesses that provide opportunities for higher growth and strong returns, and align with secular trends and its power management strategies.
Debt
The Company manages a number of short-term and long-term debt instruments, including commercial paper. At June 30, 2024, the Company had Short-term debt of $4 million, Current portion of long-term debt of $1,278 million, and Long-term debt of $8,555 million. The Company believes it has the operating flexibility, cash flow, and access to capital markets to meet scheduled payments of long-term debt.
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
Guaranteed Debt
Issuers, Guarantors and Guarantor Structure
Eaton Corporation has issued senior notes pursuant to indentures dated April 1, 1994 (the 1994 Indenture), November 20, 2012 (the 2012 Indenture), September 15, 2017 (the 2017 Indenture) and August 23, 2022 (as supplemented by the First and Second Supplemental Indentures of the same date and the Third Supplemental Indenture dated May 18, 2023, the 2022 Indenture). The senior notes of Eaton Corporation are registered under the Securities Act of 1933, as amended (the Registered Senior Notes). Eaton Capital Unlimited Company, a subsidiary of Eaton, is the issuer of six outstanding series of debt securities sold in offshore transactions under Regulation S promulgated under the Securities Act (the Eurobonds). The Eurobonds and the Registered Senior Notes (together, the Senior Notes) comprise substantially all of Eaton’s long-term indebtedness.
Substantially all of the Senior Notes (with limited exceptions), together with the credit facilities described above under Liquidity and Financial Condition (the Credit Facilities), are guaranteed by Eaton and 17 of its subsidiaries. Accordingly, they rank equally with each other. However, because these obligations are not secured, they would be effectively subordinated to any existing or future secured indebtedness of Eaton and its subsidiaries. As of June 30, 2024, Eaton has no material, long-term secured debt. The guaranteed Registered Senior Notes are also structurally subordinated to the liabilities of Eaton's subsidiaries that are not guarantors. Except as described below under Future Guarantors, Eaton is not obligated to cause its subsidiaries to guarantee the Registered Senior Notes.
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
The 1994 Indenture does not contain provisions with respect to future guarantors.
Summarized Financial Information of Guarantors and Issuers

(In millions)	June 30, 2024	December 31, 2023
Current assets	$5,349	$5,006
Noncurrent assets	13,062	13,004
Current liabilities	4,172	3,927
Noncurrent liabilities	10,422	10,012
Amounts due to subsidiaries that are non-issuers and non-guarantors - net	8,904	8,178

(In millions)		Six months ended June 30, 2024
Net sales		$7,202
Sales to subsidiaries that are non-issuers and non-guarantors		572
Cost of products sold		5,294
Expense from subsidiaries that are non-issuers and non-guarantors - net		318
Net income		472
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

ITEM 4.CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures - Pursuant to SEC Rule 13a-15, an evaluation was performed under the supervision and with the participation of Eaton’s management, including Craig Arnold - Principal Executive Officer; and Olivier Leonetti - Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, management concluded that Eaton’s disclosure controls and procedures were effective as of June 30, 2024.
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
During the second quarter of 2024, there was no change in Eaton’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting. Management is currently evaluating the impact of businesses acquired in the past twelve months on Eaton's internal control over financial reporting.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c) Issuer's Purchases of Equity Securities
During the second quarter of 2024, 1.9 million ordinary shares were repurchased in the open market at a total cost of $600 million. These shares were repurchased under the program approved by the Board on February 23, 2022 (the 2022 Program). A summary of the shares repurchased in the second quarter of 2024 is as follows:

Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
April	624,820	$319.19	624,820	$4,377
May	765,072	$329.91	765,072	$4,125
June	465,252	$318.00	465,252	$3,977
Total	1,855,144	$323.31	1,855,144

ITEM 6.EXHIBITS.
Eaton Corporation plc
Second Quarter 2024 Report on Form 10-Q

3 (i)	Certificate of Incorporation — Incorporated by reference to the Form S-8 filed November 30, 2012

3 (ii)	Amended and Restated Memorandum and Articles of Incorporation — Incorporated by reference to the Form 8-K filed on May 1, 2017

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

EATON CORPORATION plc
Registrant

Date:	August 1, 2024	By:	/s/ Olivier Leonetti
Olivier Leonetti
Principal Financial Officer
(On behalf of the registrant and as Principal Financial Officer)