Form 10-Q
period 2024-09-30
Eaton Corp plc
filed 2024-10-31
CIK 1551182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 395.2 million Ordinary Shares outstanding as of September 30, 2024.

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended September 30		Nine months ended September 30
(In millions except for per share data)	2024	2023	2024	2023
Net sales	$6,345	$5,880	$18,638	$17,229

Cost of products sold	3,899	3,684	11,564	11,030
Selling and administrative expense	1,028	949	3,074	2,839
Research and development expense	207	187	593	553
Interest expense - net	29	33	88	124
Other income - net	(22)	(52)	(80)	(56)
Income before income taxes	1,204	1,079	3,399	2,739
Income tax expense	193	187	573	463
Net income	1,011	892	2,827	2,277
Less net income for noncontrolling interests	(1)	(1)	(4)	(4)
Net income attributable to Eaton ordinary shareholders	$1,009	$891	$2,823	$2,273

Net income per share attributable to Eaton ordinary shareholders
Diluted	$2.53	$2.22	$7.05	$5.67
Basic	2.54	2.23	7.08	5.70

Weighted-average number of ordinary shares outstanding
Diluted	398.9	401.6	400.6	400.9
Basic	397.1	399.4	398.7	399.0

Cash dividends declared per ordinary share	$0.94	$0.86	$2.82	$2.58
The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended September 30		Nine months ended September 30
(In millions)	2024	2023	2024	2023
Net income	$1,011	$892	$2,827	$2,277
Less net income for noncontrolling interests	(1)	(1)	(4)	(4)
Net income attributable to Eaton ordinary shareholders	1,009	891	2,823	2,273

Other comprehensive income (loss), net of tax
Currency translation and related hedging instruments	144	(165)	(34)	11
Pensions and other postretirement benefits	(15)	18	15	14
Cash flow hedges	(7)	(21)	(21)	(7)
Other comprehensive income (loss) attributable to Eaton ordinary shareholders	122	(167)	(40)	18

Total comprehensive income attributable to Eaton ordinary shareholders	$1,131	$724	$2,783	$2,291
The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED BALANCE SHEETS

(In millions)	September 30, 2024	December 31, 2023
Assets
Current assets
Cash	$473	$488
Short-term investments	1,521	2,121
Accounts receivable - net	4,886	4,475
Inventory	4,178	3,739
Prepaid expenses and other current assets	1,094	851
Total current assets	12,152	11,675

Property, plant and equipment
Land and buildings	2,280	2,241
Machinery and equipment	6,826	6,497
Gross property, plant and equipment	9,106	8,738
Accumulated depreciation	(5,395)	(5,208)
Net property, plant and equipment	3,711	3,530

Other noncurrent assets
Goodwill	15,044	14,977
Other intangible assets	4,809	5,091
Operating lease assets	817	648
Deferred income taxes	549	458
Other assets	2,154	2,052
Total assets	$39,236	$38,432

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$3	$8
Current portion of long-term debt	714	1,017
Accounts payable	3,609	3,365
Accrued compensation	687	676
Other current liabilities	2,928	2,680
Total current liabilities	7,941	7,747

Noncurrent liabilities
Long-term debt	8,678	8,244
Pension liabilities	709	768
Other postretirement benefits liabilities	174	180
Operating lease liabilities	681	533
Deferred income taxes	387	402
Other noncurrent liabilities	1,503	1,489
Total noncurrent liabilities	12,132	11,616

Shareholders’ equity
Ordinary shares (395.2 million outstanding in 2024 and 399.4 million in 2023)	4	4
Capital in excess of par value	12,694	12,634
Retained earnings	10,366	10,305
Accumulated other comprehensive loss	(3,947)	(3,906)
Shares held in trust	(1)	(1)
Total Eaton shareholders’ equity	19,117	19,036
Noncontrolling interests	45	33
Total equity	19,162	19,069
Total liabilities and equity	$39,236	$38,432
The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30
(In millions)	2024	2023
Operating activities
Net income	$2,827	$2,277
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	687	695
Deferred income taxes	(88)	(69)
Pension and other postretirement benefits expense	18	13
Contributions to pension plans	(89)	(83)
Contributions to other postretirement benefits plans	(13)	(15)
Changes in working capital	(657)	(436)
Other - net	45	(56)
Net cash provided by operating activities	2,730	2,326

Investing activities
Capital expenditures for property, plant and equipment	(553)	(514)
Proceeds from sales of property, plant and equipment	84	54
Cash paid for acquisition of a business, net of cash acquired	(50)	—
Investments in associate companies	(68)	(68)
Return of investment from associate companies	33	9
Sales (purchases) of short-term investments - net	595	(1,304)
Proceeds from (payments for) settlement of currency exchange contracts not designated as hedges - net	(14)	61
Other - net	(27)	(20)
Net cash used in investing activities	—	(1,782)

Financing activities
Proceeds from borrowings	1,084	818
Payments on borrowings	(1,011)	(11)
Short-term debt, net	(6)	(295)
Cash dividends paid	(1,130)	(1,035)
Exercise of employee stock options	54	73
Repurchase of shares	(1,615)	—
Employee taxes paid from shares withheld	(67)	(49)
Other - net	(1)	(9)
Net cash used in financing activities	(2,692)	(507)

Effect of currency on cash	(52)	18
Total increase (decrease) in cash	(14)	54
Cash at the beginning of the period	488	294
Cash at the end of the period	$473	$348
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
The following table provides disaggregated sales by lines of businesses, geographic destination, market channel or end market, as applicable, for the Company's operating segments:

	Three months ended September 30		Nine months ended September 30
(In millions)	2024	2023	2024	2023
Electrical Americas
Products	$794	$748	$2,272	$2,221
Systems	2,169	1,846	6,258	5,205
Total	$2,963	$2,594	$8,530	$7,426

Electrical Global
Products	$879	$848	$2,604	$2,620
Systems	694	655	2,074	1,952
Total	$1,573	$1,503	$4,678	$4,572

Aerospace
Original Equipment Manufacturers	$366	$342	$1,110	$980
Aftermarket	341	302	961	863
Industrial and Other	239	223	701	674
Total	$946	$867	$2,772	$2,517

Vehicle
Commercial	$426	$452	$1,311	$1,359
Passenger and Light Duty	270	301	831	884
Total	$696	$753	$2,143	$2,242

eMobility	$167	$163	$514	$471

Total net sales	$6,345	$5,880	$18,638	$17,229
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (revenue recognized exceeds amount billed to the customer), and deferred revenue (advance payments and billings in excess of revenue recognized). Accounts receivable from customers were $4,375 million and $3,966 million at September 30, 2024 and December 31, 2023, respectively. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. These assets and liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Unbilled receivables were $351 million and $289 million at September 30, 2024 and December 31, 2023, respectively, and are recorded in Prepaid expenses and other current assets. The increase in unbilled receivables reflects higher revenue recognized and not yet billed from increased business activity in 2024.

Changes in the deferred revenue liabilities are as follows:

(In millions)	Deferred Revenue
Balance at January 1, 2024	$626
Customer deposits and billings	1,999
Revenue recognized in the period	(2,009)
Translation	6
Balance at September 30, 2024	$622

(In millions)	Deferred Revenue
Balance at January 1, 2023	$508
Customer deposits and billings	1,684
Revenue recognized in the period	(1,563)
Translation	1
Balance at September 30, 2023	$630
Deferred revenue liabilities of $607 million and $610 million as of September 30, 2024 and December 31, 2023, respectively, were included in Other current liabilities on the Consolidated Balance Sheets with the remaining balance presented in Other noncurrent liabilities.
A significant portion of open orders placed with Eaton are by original equipment manufacturers or distributors. These open orders are not considered firm as they have been historically subject to releases by customers. In measuring backlog of unsatisfied or partially satisfied obligations, only the amount of orders to which customers are firmly committed are included. Using this criterion, total backlog at September 30, 2024 was approximately $15.9 billion. At September 30, 2024, approximately 71% of this backlog is targeted for delivery to customers in the next twelve months and the rest thereafter.

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
Accounts receivable are net of an allowance for credit losses of $56 million and $38 million at September 30, 2024 and December 31, 2023, respectively. The change in the allowance for credit losses includes expense and net write-offs, none of which are significant.

Note 5.    INVENTORY
Inventory is carried at lower of cost or net realizable value. The components of inventory are as follows:

(In millions)	September 30, 2024	December 31, 2023
Raw materials	$1,615	$1,515
Work-in-process	1,037	870
Finished goods	1,526	1,354
Total inventory	$4,178	$3,739

Note 6.    GOODWILL
Changes in the carrying amount of goodwill by segment are as follows:

(In millions)	January 1, 2024	Additions	Translation	September 30, 2024
Electrical Americas	$7,415	$22	$(12)	$7,425
Electrical Global	4,038	—	13	4,051
Aerospace	2,901	—	44	2,945
Vehicle	289	—	—	289
eMobility	334	—	—	334
Total	$14,977	$22	$45	$15,044
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
The changes in SCF obligations are as follows:

(In millions)	SCF Obligations
Balance at January 1, 2024	$369
Invoices confirmed during the period	1,062
Invoices paid during the period	(1,030)
Translation	(3)
Balance at September 30, 2024	$398

(In millions)	SCF Obligations
Balance at January 1, 2023	$219
Invoices confirmed during the period	988
Invoices paid during the period	(834)
Translation	(1)
Balance at September 30, 2023	$372

Note 8.    DEBT
On September 30, 2024, the Company replaced its existing $500 million 364-day revolving credit facility with a new $500 million 364-day revolving credit facility that will expire on September 29, 2025. The Company also has a $2,500 million five-year revolving credit facility that will expire on October 1, 2027. The revolving credit facilities totaling $3,000 million are used to support commercial paper borrowings and are fully and unconditionally guaranteed by Eaton and certain of its direct and indirect subsidiaries on an unsubordinated, unsecured basis. There were no borrowings outstanding under Eaton’s revolving credit facilities at September 30, 2024. The Company maintains access to the commercial paper markets through its $3,000 million commercial paper program, of which none was outstanding on September 30, 2024.
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

Note 9.    RETIREMENT BENEFITS PLANS
The components of retirement benefits expense are as follows:

	United States pension benefit expense		Non-United States pension benefit expense
	Three months ended September 30
(In millions)	2024	2023	2024	2023
Service cost	$5	$4	$11	$11
Interest cost	33	35	21	22
Expected return on plan assets	(47)	(48)	(35)	(31)
Amortization	2	1	4	1
	(7)	(8)	1	4
Settlements	12	9	1	1
Total expense	$5	$1	$2	$5

	United States pension benefit expense		Non-United States pension benefit expense
	Nine months ended September 30
(In millions)	2024	2023	2024	2023
Service cost	$14	$14	$34	$32
Interest cost	100	106	64	64
Expected return on plan assets	(142)	(146)	(101)	(91)
Amortization	7	3	9	5
	(21)	(23)	6	11
Settlements	31	28	4	2
Total expense	$10	$5	$10	$13
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

Note 11.    INCOME TAXES
The effective income tax rate for the third quarter of 2024 was expense of 16.1% compared to expense of 17.3% for the third quarter of 2023. The decrease in the effective tax rate in the third quarter of 2024 was due to the reduction of a valuation allowance on a foreign tax attribute, partially offset by greater levels of income in higher tax jurisdictions. The effective income tax rate for the first nine months of 2024 was expense of 16.8% compared to expense of 16.9% for the first nine months of 2023. The decrease in the effective tax rate in the first nine months of 2024 was due to a larger impact from the excess tax benefits recognized for employee share-based payments and the reduction of valuation allowances on foreign tax attributes, partially offset by greater levels of income in higher tax jurisdictions.
Brazil Tax Years 2005-2012
The Company has two Brazilian tax cases primarily relating to the amortization of certain goodwill generated from the acquisition of third-party businesses and corporate reorganizations. One case involves tax years 2005-2008 (Case 1), and the other involves tax years 2009-2012 (Case 2). Case 2 is proceeding on a more accelerated timeline than Case 1. For Case 2, the Company received a tax assessment in 2014 that included interest and penalties. In November 2019, the Company received an unfavorable result at the final tax administrative appeals level, resulting in an alleged tax deficiency of $24 million plus $112 million of interest and penalties (translated at the September 30, 2024 exchange rate). The Company is challenging this assessment in the judicial system and, on April 18, 2022, received an unfavorable decision at the first judicial level. On April 27, 2022, the Company filed a motion for clarification relating to that decision. On May 20, 2022, the court largely upheld its prior decision without further clarification. On June 9, 2022, the Company filed its notice of appeal to the second level court. On July 11, 2024, the court published a favorable decision resulting in the cancellation of an additional 75% penalty imposed by the tax authorities. As a result of the favorable decision, the alleged interest and penalties was reduced from $112 million to $79 million (translated at the September 30, 2024 exchange rate). The Company intends to continue its challenge of the assessment in the judicial system.
As previously disclosed for Case 1, the Company received a separate tax assessment alleging a tax deficiency of $30 million plus $113 million of interest and penalties (translated at the September 30, 2024 exchange rate), which the Company is challenging in the judicial system. On April 4, 2024, the court published a favorable decision resulting in a reduction to the Case 1 assessment for the goodwill generated from the acquisition of a third-party business. In the same decision, the court confirmed the cancellation of an additional 75% penalty imposed by the tax authorities. As a result of the favorable decision, the alleged tax deficiency was reduced to $30 million plus $92 million of interest and penalties (translated at the September 30, 2024 exchange rate). The remainder of Case 1 is still pending resolution at the first judicial level.
Both cases are expected to take several years to resolve through the Brazilian judicial system and require provision of certain assets as security for the alleged deficiencies. As of September 30, 2024, the Company pledged Brazilian real estate assets with net book value of $18 million and provided additional security in the form of bank secured bonds and insurance bonds totaling $127 million and a cash deposit of $25 million (translated at the September 30, 2024 exchange rate).
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

Note 12.    EATON SHAREHOLDERS' EQUITY
The changes in Shareholders’ equity are as follows:

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at January 1, 2024	399.4	$4	$12,634	$10,305	$(3,906)	$(1)	$19,036	$33	$19,069
Net income	—	—	—	821	—	—	821	1	822
Other comprehensive loss, net of tax					(40)		(40)		(40)
Cash dividends paid and accrued	—	—	—	(381)	—	—	(381)	—	(381)
Issuance of shares under equity-based compensation plans	0.9	—	(4)	(1)	—	—	(5)	—	(5)
Repurchase of shares	(0.5)	—	—	(138)	—	—	(138)	—	(138)
Balance at March 31, 2024	399.8	$4	$12,630	$10,605	$(3,946)	$(1)	$19,292	$34	$19,326
Net income	—	—	—	993	—	—	993	1	994
Other comprehensive loss, net of tax					(122)		(122)		(122)
Cash dividends paid	—	—	—	(375)	—	—	(375)	—	(375)
Issuance of shares under equity-based compensation plans	0.1	—	31	—	—	—	31	—	31
Repurchase of shares	(1.9)	—	—	(600)	—	—	(600)	—	(600)
Balance at June 30, 2024	398.1	$4	$12,662	$10,622	$(4,069)	$(1)	$19,219	$35	$19,254
Net income	—	—	—	1,009	—	—	1,009	1	1,011
Other comprehensive income, net of tax					122		122		122
Cash dividends paid	—	—	—	(374)	—	—	(374)	—	(374)
Issuance of shares under equity-based compensation plans	0.1	—	33	(1)	—	—	32	—	32
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	8	8
Repurchase of shares	(3.0)	—	—	(891)	—	—	(891)	—	(891)
Balance at September 30, 2024	395.2	$4	$12,694	$10,366	$(3,947)	$(1)	$19,117	$45	$19,162

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at January 1, 2023	397.8	$4	$12,512	$8,468	$(3,946)	$(1)	$17,038	$38	$17,075
Net income	—	—	—	638	—	—	638	1	639
Other comprehensive income, net of tax					132		132	—	132
Cash dividends paid and accrued	—	—	—	(348)	—	—	(348)	(4)	(352)
Issuance of shares under equity-based compensation plans	0.7	—	(11)	(1)	—	1	(11)	—	(11)
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	1	1
Balance at March 31, 2023	398.6	$4	$12,502	$8,757	$(3,814)	$—	$17,449	$36	$17,485
Net income	—	—	—	744	—	—	744	1	745
Other comprehensive income, net of tax					53		53		53
Cash dividends paid	—	—	—	(344)	—	—	(344)	—	(344)
Issuance of shares under equity-based compensation plans	0.4	—	52	(1)	—	(1)	51	—	51
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2023	399.0	$4	$12,554	$9,156	$(3,760)	$(1)	$17,953	$36	$17,988
Net income	—	—	—	891	—	—	891	1	892
Other comprehensive loss, net of tax					(167)		(167)		(167)
Cash dividends paid	—	—	—	(343)	—	—	(343)	—	(343)
Issuance of shares under equity-based compensation plans	0.4	—	51	(1)	—	—	50	—	50
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(1)	(1)
Balance at September 30, 2023	399.3	$4	$12,604	$9,703	$(3,927)	$(1)	$18,383	$36	$18,420

On February 27, 2019, the Board of Directors adopted a share repurchase program for share repurchases up to $5.0 billion of ordinary shares (2019 Program). On February 23, 2022, the Board renewed the 2019 Program by providing authority for up to $5.0 billion in repurchases to be made during the three-year period commencing on that date (2022 Program). Under the 2022 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During the three and nine months ended September 30, 2024, 3.0 million and 5.3 million ordinary shares, respectively, were repurchased under the 2022 program in the open market at a total cost of $891 million and $1,629 million, respectively. During the three and nine months ended September 30, 2023, no ordinary shares were repurchased.
The changes in Accumulated other comprehensive loss are as follows:

(In millions)	Currency translation and related hedging instruments	Pensions and other postretirement benefits	Cash flow hedges	Total
Balance at January 1, 2024	$(3,029)	$(995)	$118	$(3,906)
Other comprehensive income (loss) before reclassifications	(23)	(20)	(6)	(49)
Amounts reclassified from Accumulated other comprehensive loss (income)	(11)	35	(15)	9
Net current-period Other comprehensive income (loss)	(34)	15	(21)	(40)
Balance at September 30, 2024	$(3,063)	$(980)	$97	$(3,947)
The reclassifications out of Accumulated other comprehensive loss are as follows:

(In millions)	Nine months ended September 30, 2024		Consolidated Statements of Income classification
Gains and (losses) on net investment hedges (amount excluded from effectiveness testing)
Currency exchange contracts	$11		Interest expense - net
Tax expense	—
Total, net of tax	11

Amortization of defined benefits pensions and other postretirement benefits items
Actuarial loss and prior service cost	(41)	1
Tax benefit	7
Total, net of tax	(35)

Gains and (losses) on cash flow hedges
Floating-to-fixed interest rate swaps	10		Interest expense - net
Currency exchange contracts	7		Net sales and Cost of products sold
Commodity contracts	3		Cost of products sold
Tax expense	(4)
Total, net of tax	15

Total reclassifications for the period	$(9)
1 These components of Accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 9 for additional information about pension and other postretirement benefits items.

Net Income Per Share Attributable to Eaton Ordinary Shareholders
A summary of the calculation of net income per share attributable to Eaton ordinary shareholders is as follows:

	Three months ended September 30		Nine months ended September 30
(In millions except for per share data)	2024	2023	2024	2023
Net income attributable to Eaton ordinary shareholders	$1,009	$891	$2,823	$2,273

Weighted-average number of ordinary shares outstanding - diluted	398.9	401.6	400.6	400.9
Less dilutive effect of equity-based compensation	1.8	2.2	1.9	1.9
Weighted-average number of ordinary shares outstanding - basic	397.1	399.4	398.7	399.0

Net income per share attributable to Eaton ordinary shareholders
Diluted	$2.53	$2.22	$7.05	$5.67
Basic	2.54	2.23	7.08	5.70
For the third quarter and first nine months of 2024, all stock options were included in the calculation of diluted net income per share attributable to Eaton ordinary shareholders because they were all dilutive. For the third quarter of 2023, all stock options were included in the calculation of diluted net income per share attributable to Eaton ordinary shareholders because they were all dilutive. For the first nine months of 2023, 0.1 million stock options were excluded from the calculation of diluted net income per share attributable to Eaton ordinary shareholders because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive.

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
A summary of financial instruments and contingent consideration recognized at fair value, and the fair value measurements used, is as follows:

(In millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
September 30, 2024
Cash	$473	$473	$—	$—
Short-term investments	1,521	1,521	—	—
Net derivative contracts	(14)	—	(14)	—
Contingent future payments from acquisition of Green Motion	(6)	—	—	(6)

December 31, 2023
Cash	$488	$488	$—	$—
Short-term investments	2,121	2,121	—	—
Net derivative contracts	11	—	11	—
Contingent future payments from acquisition of Green Motion	(18)	—	—	(18)
Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities.
On March 22, 2021, Eaton acquired Green Motion SA, a leading designer and manufacturer of electric vehicle charging hardware and related software based in Switzerland. Green Motion SA was acquired for $106 million, including $49 million of cash paid at closing and an initial estimate of $57 million for the fair value of contingent future consideration based on 2023 and 2024 revenue performance. The fair value of contingent consideration liabilities is estimated by discounting contingent payments expected to be made, and may increase or decrease based on changes in revenue estimates and discount rates, with a maximum possible undiscounted value of $122 million. As of September 30, 2024, the fair value of the contingent future payments has been reduced to $6 million based primarily on lower revenue in 2023 and lower projected 2024 revenue compared to the initial estimates at closing. This reduction is presented in Other income - net on the Consolidated Statements of Income.
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $9,392 million and fair value of $9,173 million at September 30, 2024 compared to $9,261 million and $8,924 million, respectively, at December 31, 2023. The fair value of Eaton's debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and is considered a Level 2 fair value measurement.

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

Derivative Financial Statement Impacts
The fair value of derivative financial instruments recognized in the Consolidated Balance Sheets is as follows:

(In millions)	Notional amount	Other current assets	Other noncurrent assets	Other current liabilities	Other noncurrent liabilities	Type of hedge	Term
September 30, 2024
Derivatives designated as hedges
Forward starting floating-to-fixed interest rate swaps	$168	$—	$—	$2	$—	Cash flow	11 years
Currency exchange contracts	549	5	2	19	—	Cash flow	1 to 16 months
Commodity contracts	14	2	—	—	—	Cash flow	1 to 11 months
Currency exchange contracts	572	—	—	1	—	Net investment	3 months
Total		$7	$2	$21	$—

Derivatives not designated as hedges
Currency exchange contracts	$4,661	$9		$11			1 to 10 months

December 31, 2023
Derivatives designated as hedges
Forward starting floating-to-fixed interest rate swaps	$165	$—	$—	$—	$3	Cash flow	8 years
Currency exchange contracts	505	17	3	7	1	Cash flow	1 to 25 months
Commodity contracts	54	1	—	1	—	Cash flow	1 to 12 months
Currency exchange contracts	564	—	—	1	—	Net investment	3 months
Total		$17	$3	$9	$4

Derivatives not designated as hedges
Currency exchange contracts	$4,797	$12		$8			1 to 7 months
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
Foreign currency denominated debt designated as non-derivative net investment hedging instruments had a carrying value on an after-tax basis of $3,342 million at September 30, 2024 and $3,140 million at December 31, 2023.
As of September 30, 2024, the volume of outstanding commodity contracts that were entered into to hedge forecasted transactions:

Commodity	September 30, 2024		Term
Aluminum	1	Millions of pounds	1 to 3 months
Copper	3	Millions of pounds	1 to 11 months
Gold	829	Troy ounces	1 to 4 months
Silver	3,140	Troy ounces	1 month

The following amounts were recorded on the Consolidated Balance Sheets related to fixed-to-floating interest rate swaps:

(In millions)	Carrying amount of the hedged assets (liabilities)		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged asset (liabilities)[1]
Location on Consolidated Balance Sheets	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Long-term debt	$(647)	$(713)	$(38)	$(42)
1 At September 30, 2024 and December 31, 2023, these amounts include the cumulative liability amount of fair value hedging adjustments remaining for which the hedge accounting has been discontinued of $38 million and $42 million, respectively.
The impact of cash flow and fair value hedging activities to the Consolidated Statements of Income is as follows:

	Three months ended September 30, 2024
(In millions)	Net Sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$6,345	$3,899	$29

Gain (loss) on derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps
Hedged item	$—	$—	$(3)
Derivative designated as hedging instrument	—	—	3

Currency exchange contracts
Hedged item	$1	$4	$—
Derivative designated as hedging instrument	(1)	(4)	—

Commodity contracts
Hedged item	$—	$(2)	$—
Derivative designated as hedging instrument	—	2	—

	Three months ended September 30, 2023
(In millions)	Net Sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$5,880	$3,684	$33

Gain (loss) on derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps
Hedged item	$—	$—	$(3)
Derivative designated as hedging instrument	—	—	3

Currency exchange contracts
Hedged item	$(3)	$(16)	$—
Derivative designated as hedging instrument	3	16	—

	Nine months ended September 30, 2024
(In millions)	Net Sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$18,638	$11,564	$88

Gain (loss) on derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps
Hedged item	$—	$—	$(10)
Derivative designated as hedging instrument	—	—	10

Currency exchange contracts
Hedged item	$1	$(8)	$—
Derivative designated as hedging instrument	(1)	8	—

Commodity contracts
Hedged item	$—	$(3)	$—
Derivative designated as hedging instrument	—	3	—

	Nine months ended September 30, 2023
(In millions)	Net Sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$17,229	$11,030	$124

Gain (loss) on derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps
Hedged item	$—	$—	$(9)
Derivative designated as hedging instrument	—	—	9

Currency exchange contracts
Hedged item	$(2)	$(46)	$—
Derivative designated as hedging instrument	2	46	—

Commodity contracts
Hedged item	$—	$(1)	$—
Derivative designated as hedging instrument	—	1	—

The impact of derivatives not designated as hedges to the Consolidated Statements of Income is as follows:

	Gain (loss) recognized in Consolidated Statements of Income		Consolidated Statements of Income classification
	Three months ended September 30
(In millions)	2024	2023
Gain (loss) on derivatives not designated as hedges
Currency exchange contracts	$(3)	$14	Interest expense - net
Total	$(3)	$14

	Gain (loss) recognized in Consolidated Statements of Income		Consolidated Statements of Income classification
	Nine months ended September 30
(In millions)	2024	2023
Gain (loss) on derivatives not designated as hedges
Currency exchange contracts	$(11)	$31	Interest expense - net
Total	$(11)	$31
The impact of derivative and non-derivative instruments designated as hedges to the Consolidated Statements of Income and Comprehensive Income is as follows:

	Gain (loss) recognized in other comprehensive income (loss)		Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	Three months ended September 30			Three months ended September 30
(In millions)	2024	2023		2024	2023
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	$(2)	$1	Interest expense - net	$3	$3
Currency exchange contracts	(7)	(2)	Net sales and Cost of products sold	(5)	20
Commodity contracts	—	(1)	Cost of products sold	2	—

Derivatives designated as net investment hedges
Currency exchange contracts
Effective portion	(23)	3	Gain (loss) on sale of business	—	—
Amount excluded from effectiveness testing	4	2	Interest expense - net	4	4

Non-derivative designated as net investment hedges
Foreign currency denominated debt	(145)	85	Gain (loss) on sale of business	—	—
Total	$(172)	$87		$5	$27

	Gain (loss) recognized in other comprehensive income (loss)		Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	Nine months ended September 30			Nine months ended September 30
(In millions)	2024	2023		2024	2023
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	$4	$2	Interest expense - net	$10	$9
Currency exchange contracts	(16)	47	Net sales and Cost of products sold	7	45
Commodity contracts	4	(2)	Cost of products sold	3	1

Derivatives designated as net investment hedges
Currency exchange contracts
Effective portion	(7)	21	Gain (loss) on sale of business	—	—
Amount excluded from effectiveness testing	8	11	Interest expense - net	11	10

Non-derivative designated as net investment hedges
Foreign currency denominated debt	(47)	19	Gain (loss) on sale of business	—	—
Total	$(54)	$98		$30	$65
There was no net gain or loss included in Accumulated other comprehensive loss related to the pre-tax portion of the fair value of currency exchange contracts designated as net investment hedges at September 30, 2024. There was no net gain or loss included in Accumulated other comprehensive loss related to the pre-tax portion of the fair value of the forward points at September 30, 2024.
At September 30, 2024, a gain of $13 million of estimated unrealized net gains or losses associated with our cash flow hedges were expected to be reclassified to income from Accumulated other comprehensive loss within the next twelve months. These reclassifications relate to our designated foreign currency and commodity hedges that will mature in the next twelve months.

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
During the first quarter of 2024, Eaton implemented a new multi-year restructuring program to accelerate opportunities to optimize its operations and global support structure. These actions will better align the Company's functions to support anticipated growth and drive greater effectiveness throughout the Company. Restructuring charges incurred under this program were $54 million in the third quarter and $132 million in the first nine months of 2024. This restructuring program is expected to be completed in 2026 and is expected to incur additional expenses related to workforce reductions of $198 million and plant closing and other costs of $45 million, resulting in total estimated charges of $375 million for the entire program.
A summary of restructuring program charges is as follows:

	Three months ended September 30		Nine months ended September 30
(In millions except for per share data)	2024	2023	2024	2023
Workforce reductions	$10	$—	$78	$17
Plant closing and other	44	7	55	29
Total before income taxes	54	7	132	46
Income tax benefit	11	1	28	9
Total after income taxes	$43	$5	$104	$37
Per ordinary share - diluted	$0.11	$0.01	$0.26	$0.09
Restructuring program charges (income) related to the following segments:

	Three months ended September 30		Nine months ended September 30
(In millions)	2024	2023	2024	2023
Electrical Americas	$—	$—	$9	$4
Electrical Global	42	5	70	22
Aerospace	(1)	1	7	4
Vehicle	4	1	32	4
eMobility	2	—	2	6
Corporate	6	—	13	6
Total	$54	$7	$132	$46
A summary of liabilities related to workforce reductions, plant closing, and other associated costs is as follows:

(In millions)	Workforce reductions	Plant closing and other	Total
Balance at January 1, 2024	$35	$6	$41
Liability recognized, net	78	55	132
Payments, utilization and translation	(38)	(53)	(92)
Balance at September 30, 2024	$74	$7	$82
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

	Three months ended September 30		Nine months ended September 30
(In millions)	2024	2023	2024	2023
Net sales
Electrical Americas	$2,963	$2,594	$8,530	$7,426
Electrical Global	1,573	1,503	4,678	4,572
Aerospace	946	867	2,772	2,517
Vehicle	696	753	2,143	2,242
eMobility	167	163	514	471
Total net sales	$6,345	$5,880	$18,638	$17,229

Segment operating profit (loss)
Electrical Americas	$892	$719	$2,537	$1,913
Electrical Global	294	328	872	892
Aerospace	230	209	637	580
Vehicle	135	131	381	353
eMobility	(7)	—	(9)	(5)
Total segment operating profit	1,544	1,386	4,417	3,732

Corporate
Intangible asset amortization expense	(106)	(107)	(319)	(344)
Interest expense - net	(29)	(33)	(88)	(124)
Pension and other postretirement benefits income	9	11	29	33
Restructuring program charges	(54)	(7)	(132)	(46)
Other expense - net	(160)	(171)	(508)	(512)
Income before income taxes	1,204	1,079	3,399	2,739
Income tax expense	193	187	573	463
Net income	1,011	892	2,827	2,277
Less net income for noncontrolling interests	(1)	(1)	(4)	(4)
Net income attributable to Eaton ordinary shareholders	$1,009	$891	$2,823	$2,273

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
Acquisition and Divestiture Charges
Eaton incurs integration charges and transaction costs to acquire and integrate businesses, and transaction, separation and other costs to divest and exit businesses. Eaton also recognizes gains and losses on the sale of businesses. A summary of these Corporate items is as follows:

	Three months ended September 30		Nine months ended September 30
(In millions except for per share data)	2024	2023	2024	2023
Acquisition integration, divestiture charges and transaction costs (income)	$(4)	$18	$23	$69
Income tax benefit	—	4	7	14
Total charges (income) after income taxes	$(4)	$14	$17	$54
Per ordinary share - diluted	$(0.01)	$0.03	$0.04	$0.14
Acquisition integration, divestiture charges and transaction costs (income) in 2024 and 2023 are primarily related to acquisitions completed prior to 2023, including other charges and income to acquire and exit businesses. 2024 also included the reduction in fair value of contingent future consideration from the Green Motion SA acquisition. These charges were included in Cost of products sold, Selling and administrative expense, Research and development expense, or Other income - net. In Business Segment Information in Note 16, the charges were included in Other expense - net.
Restructuring Programs
In the second quarter of 2020, Eaton initiated a multi-year restructuring program to reduce its cost structure and gain efficiencies in its business segments and at corporate in order to initially respond to declining market conditions brought on by the COVID-19 pandemic. Since the inception of the program, the Company incurred expenses of $199 million for workforce reductions and $184 million for plant closing and other costs, resulting in total charges of $382 million through December 31, 2023. This restructuring program was substantially complete at the end of 2023 and mature year benefits from the program are estimated to be $265 million and will be largely realized by the end of 2024.
During the first quarter of 2024, Eaton implemented a new multi-year restructuring program to accelerate opportunities to optimize its operations and global support structure. These actions will better align the Company's functions to support anticipated growth and drive greater effectiveness throughout the Company. Restructuring charges incurred under this program were $54 million in the third quarter and $132 million in the first nine months of 2024. This restructuring program is expected to be completed in 2026 and is expected to incur additional expenses related to workforce reductions of $198 million and plant closing and other costs of $45 million, resulting in total estimated charges of $375 million for the entire program. The Company expects mature year benefits of $325 million when the multi-year program is fully implemented.
Additional information related to these restructuring programs is presented in Note 15.

Intangible Asset Amortization Expense
Intangible asset amortization expense is as follows:

	Three months ended September 30		Nine months ended September 30
(In millions except for per share data)	2024	2023	2024	2023
Intangible asset amortization expense	$106	$107	$319	$344
Income tax benefit	23	23	68	74
Total after income taxes	$84	$84	$251	$269
Per ordinary share - diluted	$0.21	$0.21	$0.62	$0.67
Consolidated Financial Results

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
(In millions except for per share data)	2024	2023		2024	2023
Net sales	$6,345	$5,880	8%	$18,638	$17,229	8%
Gross profit	2,446	2,196	11%	7,074	6,199	14%
Percent of net sales	38.6%	37.3%		38.0%	36.0%
Income before income taxes	1,204	1,079	12%	3,399	2,739	24%
Net income	1,011	892	13%	2,827	2,277	24%
Less net income for noncontrolling interests	(1)	(1)		(4)	(4)
Net income attributable to Eaton ordinary shareholders	1,009	891	13%	2,823	2,273	24%
Excluding acquisition and divestiture charges (income), after-tax	(4)	14		17	54
Excluding restructuring program charges, after-tax	43	5		104	37
Excluding intangible asset amortization expense, after-tax	84	84		251	269
Adjusted earnings	$1,132	$994	14%	$3,194	$2,633	21%

Net income per share attributable to Eaton ordinary shareholders - diluted	$2.53	$2.22	14%	$7.05	$5.67	24%
Excluding per share impact of acquisition and divestiture charges (income), after-tax	(0.01)	0.03		0.04	0.14
Excluding per share impact of restructuring program charges, after-tax	0.11	0.01		0.26	0.09
Excluding per share impact of intangible asset amortization expense, after-tax	0.21	0.21		0.62	0.67
Adjusted earnings per ordinary share	$2.84	$2.47	15%	$7.97	$6.57	21%
Net Sales

Changes in Net sales are summarized as follows:	Three months ended September 30, 2024	Nine months ended September 30 2024
Organic growth	8%	8%
Foreign currency	—%	—%
Total increase in Net sales	8%	8%
Organic sales increased 8% in the third quarter of 2024 due to strength in commercial & institutional end-markets in the Electrical Americas business segment, strength in data center and utility end-markets in the Electrical Americas and Electrical Global business segments, and strength in commercial OEM, commercial aftermarket, and military aftermarket in the Aerospace business segment, partially offset by weakness in industrial end-markets in the Electrical Americas business segment, weakness in the residential end-markets in the Electrical Americas and Electrical Global business segments, and weakness in the North American region in the Vehicle business segment.

Additionally, during the third quarter of 2024, certain facilities in the Electrical Americas business segment were impacted by Hurricane Helene, and the Aerospace business segment was impacted by industry related labor strikes. These events had a negative impact on Net sales in the third quarter of 2024 of $46 million. We expect Hurricane Helene and the labor strikes could continue to have an impact on Net sales in the fourth quarter of 2024.
Organic sales increased 8% in the first nine months of 2024 due to strength in commercial & institutional end-markets in the Electrical Americas business segment, strength in utility end-markets in the Electrical Global business segment, strength in data center end-markets in the Electrical Americas and Electrical Global business segments, strength in commercial OEM, commercial aftermarket, and military OEM in the Aerospace business segment, and strength in the European region in the eMobility business segment, partially offset by weakness in residential end-markets in the Electrical Americas and Electrical Global business segments and weakness in the North American region in the Vehicle business segment.
Gross Profit
Gross profit margin increased from 37.3% in the third quarter of 2023 to 38.6% in the third quarter of 2024. Material factors affecting this increase were a 270 basis point increase from higher sales and a 160 basis point increase from operating efficiencies, partially offset by a 120 basis point decline from higher commodity and wage inflation and a 110 basis point decline from higher costs to support growth initiatives.
Gross profit margin increased from 36.0% in the first nine months of 2023 to 38.0% in the first nine months of 2024. Material factors affecting this increase were a 290 basis point increase from higher sales and a 140 basis point increase from operating efficiencies, partially offset by a 100 basis point decline from higher commodity and wage inflation and an 80 basis point decline from higher costs to support growth initiatives.
Income Taxes
The effective income tax rate for the third quarter of 2024 was expense of 16.1% compared to expense of 17.3% for the third quarter of 2023. The decrease in the effective tax rate in the third quarter of 2024 was due to the reduction of a valuation allowance on a foreign tax attribute, partially offset by greater levels of income in higher tax jurisdictions. The effective income tax rate for the first nine months of 2024 was expense of 16.8% compared to expense of 16.9% for the first nine months of 2023. The decrease in the effective tax rate in the first nine months of 2024 was due to a larger impact from the excess tax benefits recognized for employee share-based payments and the reduction of valuation allowances on foreign tax attributes, partially offset by greater levels of income in higher tax jurisdictions.
Net Income
Changes in Net income attributable to Eaton ordinary shareholders and Net income per share attributable to Eaton ordinary shareholders - diluted are summarized as follows:

	Three months ended		Nine months ended
(In millions except for per share data)	Dollars	Per share	Dollars	Per share
September 30, 2023	$891	$2.22	$2,273	$5.67
Business segment results of operations
Operational performance	124	0.32	579	1.43
Foreign currency	6	0.01	(14)	(0.03)
Corporate
Intangible asset amortization expense	—	—	19	0.05
Restructuring program charges	(38)	(0.10)	(67)	(0.17)
Acquisition and divestiture charges	18	0.04	38	0.10
Other corporate items	(7)	(0.02)	(8)	(0.02)
Tax rate impact	15	0.04	4	0.01
Impact of shares	—	0.02	—	0.01
September 30, 2024	$1,009	$2.53	$2,823	$7.05

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
•Book-to-bill: Average of the ratio of firm customer orders to Net sales for the last four quarters
Electrical Americas

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
($ in millions)	2024	2023		2024	2023
Net sales	$2,963	$2,594	14%	$8,530	$7,426	15%

Operating profit	$892	$719	24%	$2,537	$1,913	33%
Operating margin	30.1%	27.7%		29.7%	25.8%

Changes in Net sales:
Organic growth			14%			15%
Foreign currency			—%			—%
Total increase in Net sales			14%			15%

Performance metrics:	September 30, 2024	September 30, 2023
Backlog	$9,970	$7,927	26%
Organic change in backlog			26%
Organic change in customer orders			16%
Book-to-bill	1.2
The increase in organic sales in the third quarter of 2024 was due to strength in data center, commercial & institutional, and utility end-markets, partially offset by weakness in industrial and residential end-markets. The increase in organic sales in the first nine months of 2024 was due to strength in data center and commercial & institutional end-markets, partially offset by weakness in residential end-markets.
The operating margin increased from 27.7% in the third quarter of 2023 to 30.1% in the third quarter of 2024. Material factors affecting this increase were a 540 basis point increase from higher sales and a 120 basis point increase from operating efficiencies, partially offset by a 280 basis point decline from higher costs to support growth initiatives and a 150 basis point decline from higher commodity and wage inflation. The operating margin increased from 25.8% in the first nine months of 2023 to 29.7% in the first nine months of 2024. Material factors affecting this increase were a 610 basis point increase from higher sales and a 180 basis point increase from operating efficiencies, partially offset by a 220 basis point decline from higher costs to support growth initiatives and a 140 basis point decline from higher commodity and wage inflation.

Electrical Global

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
($ in millions)	2024	2023		2024	2023
Net sales	$1,573	$1,503	5%	$4,678	$4,572	2%

Operating profit	$294	$328	(10)%	$872	$892	(2)%
Operating margin	18.7%	21.8%		18.6%	19.5%

Changes in Net sales:
Organic growth			4%			3%
Foreign currency			1%			(1)%
Total increase in Net sales			5%			2%

Performance metrics:	September 30, 2024	September 30, 2023
Backlog	$1,856	$1,517	22%
Organic change in backlog			19%
Organic change in customer orders			6%
Book-to-bill	1.1
The increase in organic sales in the third quarter and first nine months of 2024 was due to strength in data center and utility end-markets, partially offset by weakness in residential end-markets. Additionally, the increase in organic sales in the third quarter of 2024 was due to strength in the European and Asia Pacific regions, partially offset by weakness in the Global Energy Infrastructure Solutions (GEIS) business, and the increase in organic sales in the first nine months of 2024 was due to strength in the Asia Pacific region.
The operating margin decreased from 21.8% in the third quarter of 2023 to 18.7% in the third quarter of 2024. Material factors affecting this decrease were a 270 basis point decline from the sale of a non-production facility in the third quarter of 2023, a 230 basis point decline from higher commodity and wage inflation, and a 70 basis point decline from unfavorable product mix, partially offset by a 170 basis point increase from operating efficiencies and an 80 basis point increase from higher sales. The operating margin decreased from 19.5% in the first nine months of 2023 to 18.6% in the first nine months of 2024. Material factors affecting this decrease were a 140 basis point decline from higher wage inflation, a 90 basis point decline from the sale of a non-production facility in the third quarter of 2023, and a 50 basis point decline from unfavorable product mix, partially offset by a 170 basis point increase from operating efficiencies and a 90 basis point increase from higher sales.

Aerospace

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
($ in millions)	2024	2023		2024	2023
Net sales	$946	$867	9%	$2,772	$2,517	10%

Operating profit	$230	$209	10%	$637	$580	10%
Operating margin	24.4%	24.1%		23.0%	23.0%

Changes in Net sales:
Organic growth			8%			10%
Foreign currency			1%			—%
Total increase in Net sales			9%			10%

Performance metrics:	September 30, 2024	September 30, 2023
Backlog	$3,660	$3,138	17%
Organic change in backlog			14%
Organic change in customer orders			6%
Book-to-bill	1.1
The increase in organic sales in the third quarter of 2024 was due to strength in commercial OEM, commercial aftermarket, and military aftermarket. The increase in organic sales in the first nine months of 2024 was due to strength in commercial OEM, commercial aftermarket, and military OEM.
The operating margin increased from 24.1% in the third quarter of 2023 to 24.4% in the third quarter of 2024. Material factors affecting this increase were a 450 basis point increase from higher sales and a 220 basis point increase from operating efficiencies, partially offset by a 410 basis point decline from higher costs to support growth initiatives and a 260 basis point decline from higher commodity and wage inflation. The operating margin was flat at 23.0% in both the first nine months of 2024 and 2023. Material factors affecting the operating margin were a 450 basis point increase from higher sales and a 90 basis point increase from the sale of a production facility in the first quarter of 2024, partially offset by a 260 basis point decline from higher commodity and wage inflation and a 240 basis point decline from higher costs to support growth initiatives.
Vehicle

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
(In millions)	2024	2023		2024	2023
Net sales	$696	$753	(7)%	$2,143	$2,242	(4)%

Operating profit	$135	$131	3%	$381	$353	8%
Operating margin	19.4%	17.4%		17.8%	15.7%

Changes in Net sales:
Organic growth			(6)%			(4)%
Foreign currency			(1)%			—%
Total decrease in Net sales			(7)%			(4)%
The decrease in organic sales in the third quarter and first nine months of 2024 was due to weakness in the North American and European regions, partially offset by strength in the South American region.
The operating margin increased from 17.4% in the third quarter of 2023 to 19.4% in the third quarter of 2024. The material factor affecting this increase was a 170 basis point increase from operating efficiencies. The operating margin increased from 15.7% in the first nine months of 2023 to 17.8% in the first nine months of 2024. Material factors affecting this increase were a 240 basis point increase from operating efficiencies and an 80 basis point increase from the sale of a non-production facility in the second quarter of 2024, partially offset by an 80 basis point decrease from lower income from investments in associate companies.

eMobility

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
(In millions)	2024	2023		2024	2023
Net sales	$167	$163	2%	$514	$471	9%

Operating profit (loss)	$(7)	$—	NM	$(9)	$(5)	(80)%
Operating margin	(4.4)%	—%		(1.8)%	(1.1)%

Changes in Net sales:
Organic growth			1%			9%
Foreign currency			1%			—%
Total increase in Net sales			2%			9%
Despite OEM delays in electric vehicle rollouts due to weaker than expected customer demand, organic sales increased in the third quarter and first nine months of 2024 due to strength in the European region, partially offset by weakness in the North American region.
The operating margin decreased from 0.0% in the third quarter of 2023 to negative 4.4% in the third quarter of 2024. Material factors affecting this decrease were a 400 basis point decline from higher costs to support growth initiatives and a 380 basis point decline from unfavorable product mix, partially offset by a 330 basis point increase from operating efficiencies. The operating margin decreased from negative 1.1% in the first nine months of 2023 to negative 1.8% in the first nine months of 2024. Material factors affecting this decrease were a 510 basis point decline from unfavorable product mix, a 230 basis point decline from higher costs to support growth initiatives, and a 180 basis point decline from higher commodity and wage inflation, partially offset by a 460 basis point increase from higher sales, a 280 basis point increase from the sale of a non-production facility in the second quarter of 2024, and a 140 basis point increase from operating efficiencies.
Corporate Expense

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
(In millions)	2024	2023		2024	2023
Intangible asset amortization expense	$106	$107	(1)%	$319	$344	(7)%
Interest expense - net	29	33	(12)%	88	124	(29)%
Pension and other postretirement benefits income	(9)	(11)	(18)%	(29)	(33)	(12)%
Restructuring program charges	54	7	671%	132	46	187%
Other expense - net	160	171	(6)%	508	512	(1)%
Total corporate expense	$340	$307	11%	$1,018	$993	3%
Total corporate expense increased from $307 million in the third quarter of 2023 to $340 million in the third quarter of 2024. Material factors affecting this increase were higher Restructuring program charges, partially offset by lower Other expense - net. The decrease in Other expense - net is due to lower acquisition and divestiture costs. Total corporate expense increased from $993 million in the first nine months of 2023 to $1,018 million in the first nine months of 2024. Material factors affecting this increase were higher Restructuring program charges, partially offset by lower Interest expense - net and Intangible asset amortization expense.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
Liquidity and Financial Condition
Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk.
On September 30, 2024, the Company replaced its existing $500 million 364-day revolving credit facility with a new $500 million 364-day revolving credit facility that will expire on September 29, 2025. The Company also has a $2,500 million five-year revolving credit facility that will expire on October 1, 2027. The revolving credit facilities totaling $3,000 million are used to support commercial paper borrowings and are fully and unconditionally guaranteed by Eaton and certain of its direct and indirect subsidiaries on an unsubordinated, unsecured basis. There were no borrowings outstanding under Eaton’s revolving credit facilities at September 30, 2024. The Company maintains access to the commercial paper markets through its $3,000 million commercial paper program, of which none was outstanding on September 30, 2024.
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
Over the course of a year, cash, short-term investments, and short-term debt may fluctuate in order to manage global liquidity. As of September 30, 2024 and December 31, 2023, Eaton had cash of $473 million and $488 million, short-term investments of $1,521 million and $2,121 million, and short-term debt of $3 million and $8 million, respectively. Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, availability under existing revolving credit facilities, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business, fund capital expenditures and acquisitions of businesses, as well as scheduled payments of long-term debt.
Eaton was in compliance with each of its debt covenants for all periods presented.
Cash Flows
A summary of cash flows is as follows:

	Nine months ended September 30		Change from 2023
(In millions)	2024	2023
Net cash provided by operating activities	$2,730	$2,326	$404
Net cash used in investing activities	—	(1,782)	1,782
Net cash used in financing activities	(2,692)	(507)	(2,185)
Effect of currency on cash	(52)	18	(70)
Total increase (decrease) in cash	$(14)	$54
Operating Cash Flow
Net cash provided by operating activities increased by $404 million in the first nine months of 2024 compared to 2023. Material factors affecting this increase were higher net income of $550 million, partially offset by higher working capital balances of $221 million.
Investing Cash Flow
Net cash used in investing activities decreased by $1,782 million in the first nine months of 2024 compared to 2023. Material factors affecting this decrease were an increase in sales of short-term investments of $595 million in 2024 compared to purchases of short-term investments of $1,304 million in 2023, partially offset by an increase in payments for settlement of currency exchange contracts not designated as hedges of $14 million in 2024 compared to proceeds from settlement of currency exchange contracts not designated as hedges of $61 million in 2023, and an increase in cash paid for acquisition of a business to $50 million in 2024 compared to no cash paid in 2023.

Financing Cash Flow
Net cash used in financing activities increased by $2,185 million in the first nine months of 2024 compared to 2023. Material factors affecting this increase were an increase in repurchase of shares to $1,615 million in 2024 compared to no repurchase of shares in 2023, and an increase in payments on borrowings to $1,011 million in 2024 from $11 million in 2023, partially offset by an increase in proceeds from borrowings to $1,084 million in 2024 from $818 million in 2023 and a decrease in net payments of short-term debt to $6 million in 2024 from $295 million in 2023.
Uses of Cash
Capital Expenditures
Capital expenditures were $553 million and $514 million in the first nine months of 2024 and 2023, respectively. The Company plans to increase capital expenditures over the next five years to expand production capacity across various markets to support anticipated growth. As a result, Eaton expects approximately $800 million in capital expenditures in 2024.
Dividends
Cash dividend payments were $1,130 million and $1,035 million in the first nine months of 2024 and 2023, respectively. Payment of quarterly dividends in the future depends upon the Company’s ability to generate net income and operating cash flows, among other factors, and is subject to declaration by the Eaton Board of Directors. The Company intends to continue to pay quarterly dividends in 2024.
Share Repurchases
On February 27, 2019, the Board of Directors adopted a share repurchase program for share repurchases up to $5.0 billion of ordinary shares (2019 Program). On February 23, 2022, the Board renewed the 2019 Program by providing authority for up to $5.0 billion in repurchases to be made during the three-year period commencing on that date (2022 Program). Under the 2022 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During the three and nine months ended September 30, 2024, 3.0 million and 5.3 million ordinary shares, respectively, were repurchased under the 2022 program in the open market at a total cost of $891 million and $1,629 million, respectively. During the three and nine months ended September 30, 2023, no ordinary shares were repurchased. The Company will continue to pursue share repurchases in 2024 depending on market conditions and capital levels.
Acquisition of Businesses
The Company paid cash of $50 million to acquire a business in the first nine months of 2024. There were no business acquisitions in the first nine months of 2023. The Company paid cash of $68 million for investments in associate companies in the first nine months of 2024 and 2023. The Company will continue to focus on deploying its capital toward businesses that provide opportunities for higher growth and strong returns, and align with secular trends and its power management strategies.
Debt
The Company manages a number of short-term and long-term debt instruments, including commercial paper. At September 30, 2024, the Company had Short-term debt of $3 million, Current portion of long-term debt of $714 million, and Long-term debt of $8,678 million. The Company believes it has the operating flexibility, cash flow, and access to capital markets to meet scheduled payments of long-term debt.
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
Substantially all of the Senior Notes (with limited exceptions), together with the credit facilities described above under Liquidity and Financial Condition (the Credit Facilities), are guaranteed by Eaton and 17 of its subsidiaries. Accordingly, they rank equally with each other. However, because these obligations are not secured, they would be effectively subordinated to any existing or future secured indebtedness of Eaton and its subsidiaries. As of September 30, 2024, Eaton has no material, long-term secured debt. The guaranteed Registered Senior Notes are also structurally subordinated to the liabilities of Eaton's subsidiaries that are not guarantors. Except as described below under Future Guarantors, Eaton is not obligated to cause its subsidiaries to guarantee the Registered Senior Notes.
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
The 1994 Indenture does not contain provisions with respect to future guarantors.

Summarized Financial Information of Guarantors and Issuers

(In millions)	September 30, 2024	December 31, 2023
Current assets	$4,726	$5,006
Noncurrent assets	13,089	13,004
Current liabilities	3,768	3,927
Noncurrent liabilities	10,528	10,012
Amounts due to subsidiaries that are non-issuers and non-guarantors - net	9,356	8,178

(In millions)		Nine months ended September 30, 2024
Net sales		$10,963
Sales to subsidiaries that are non-issuers and non-guarantors		845
Cost of products sold		7,951
Expense from subsidiaries that are non-issuers and non-guarantors - net		557
Net income		740
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

FORWARD-LOOKING STATEMENTS
This Form 10-Q Report contains forward-looking statements concerning litigation, expected capital deployment, expected capital expenditures, future dividend payments, anticipated share repurchases, future impact from Hurricane Helene and labor strikes, and expected restructuring program charges and benefits. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to Eaton, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside Eaton’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: global pandemics such as COVID-19; unanticipated changes in the markets for the Company’s business segments; unanticipated downturns in business relationships with customers or their purchases from us; the availability of credit to customers and suppliers; supply chain disruptions, competitive pressures on sales and pricing; unanticipated changes in the cost of material, labor and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; strikes or other labor unrest at Eaton or at our customers or suppliers; the impact of acquisitions and divestitures; unanticipated difficulties integrating acquisitions; new laws and governmental regulations; interest rate changes; tax rate changes or exposure to additional income tax liability; stock market and currency fluctuations; war, geopolitical tensions, natural disasters, civil or political unrest or terrorism; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in exposures to market risk since December 31, 2023.

ITEM 4.CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures - Pursuant to SEC Rule 13a-15, an evaluation was performed under the supervision and with the participation of Eaton’s management, including Craig Arnold - Principal Executive Officer; and Olivier Leonetti - Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, management concluded that Eaton’s disclosure controls and procedures were effective as of September 30, 2024.
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
During the third quarter of 2024, there was no change in Eaton’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting. Management is currently evaluating the impact of businesses acquired in the past twelve months on Eaton's internal control over financial reporting.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c) Issuer's Purchases of Equity Securities
During the third quarter of 2024, 3.0 million ordinary shares were repurchased in the open market at a total cost of $891 million. These shares were repurchased under the program approved by the Board on February 23, 2022 (the 2022 Program). A summary of the shares repurchased in the third quarter of 2024 is as follows:

Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
July	26,598	$287.58	26,598	$3,969
August	1,661,893	$294.48	1,661,893	$3,480
September	1,294,256	$304.47	1,294,256	$3,086
Total	2,982,747	$298.75	2,982,747

ITEM 5.    OTHER INFORMATION.
During the three months ended September 30, 2024, no director or officer of the Company adopted, amended or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.EXHIBITS.
Eaton Corporation plc
Third Quarter 2024 Report on Form 10-Q

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

10.2
364-Day Revolving Credit Agreement, dated as of September 30, 2024, among Eaton Corporation, the guarantors from time to time party thereto, the several lenders from time to time parties thereto, Citibank, N.A., as Administrative Agent, Citibank, N.A., JPMorgan Chase Bank, N.A. and BofA Securities, Inc., as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A., as syndication agent and Bank of America, N.A. as documentation agent. — Filed in conjunction with this Form 10-Q Report *

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

EATON CORPORATION plc
Registrant

Date:	October 31, 2024	By:	/s/ Olivier Leonetti
Olivier Leonetti
Principal Financial Officer
(On behalf of the registrant and as Principal Financial Officer)