Form 10-K
period 2024-12-31
Eaton Corp plc
filed 2025-02-27
CIK 1551182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of Ordinary Shares held by non-affiliates of the registrant as of June 30, 2024 was $124.8 billion.
As of January 31, 2025, there were 392.0 million Ordinary Shares outstanding.
Documents Incorporated By Reference
Portions of the Proxy Statement for the 2025 annual shareholders meeting are incorporated by reference into Part III.

Part I

Item 1. Business.
Eaton Corporation plc (Eaton or the Company) is an intelligent power management company dedicated to protecting the environment and improving the quality of life for people everywhere. We make products for the data center, utility, industrial, commercial, machine building, residential, aerospace and mobility markets. We are capitalizing on the megatrends of the energy transition, electrification, and digitalization. The reindustrialization of and growth of megaprojects in North America and increased global infrastructure spending focused on clean energy programs are expanding our end markets and positioning Eaton for growth for years to come. We are strengthening our participation across the entire electrical power value chain and benefiting from momentum in the data center and utility end markets as well as a growth cycle in the commercial aerospace and defense markets. We are guided by our commitment to operate sustainably and with the highest ethical standards. Our work is accelerating the planet’s transition to renewable energy sources, helping to solve the world’s most urgent power management challenges, and building a more sustainable society for people today and for future generations.
Founded in 1911, Eaton has continuously evolved to meet the changing and expanding needs of our stakeholders. With revenues of nearly $25 billion in 2024, the Company serves customers in more than 160 countries.
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
Business Segment Information
Information by business segment regarding principal products, principal markets, methods of distribution and net sales is presented in Note 19 of the Notes to the consolidated financial statements. Additional information regarding Eaton's segments and business is presented below.
Electrical Americas and Electrical Global
Principal methods of competition in these segments are performance of products and systems, technology, customer service and support, and price. Eaton has a strong competitive position in these segments and, with respect to many products, is considered among the market leaders. In normal economic cycles, sales of these segments are historically lower in the first quarter and higher in the third and fourth quarters of a specific year. In 2024, 26% of these segments' sales were made to eight large customers of electrical products and electrical systems and services.
Aerospace
Principal methods of competition in this segment are total cost of ownership, product and system performance, quality, design engineering capabilities, and timely delivery. Eaton has a strong competitive position in this segment and, with respect to many products and platforms, is considered among the market leaders. In 2024, 23% of this segment's sales were made to four large original equipment manufacturers of aircraft.
Vehicle
Principal methods of competition in this segment are product performance, technology, global service, and price. Eaton is considered among the market leaders in this segment. In 2024, 28% of this segment's sales were made to two large original equipment manufacturers of vehicles and related components.
eMobility
Principal methods of competition in this segment are product performance, technology, global service, and price. In 2024, 27% of this segment's sales were made to three large original equipment manufacturers of vehicles, construction equipment and related components.

Information Concerning Eaton's Business in General
Raw Materials
Eaton's major requirements for raw materials include iron, steel, copper, nickel, aluminum, lead, silver, gold, titanium, rubber, plastic, electronic components, chemicals, and fluids. Materials are purchased in various forms, such as coils, sheets, strips, ingots, bars, extrusions, castings, forgings, stampings, powder metal, plastic resins, and pellets. Raw materials, as well as parts and other components, are purchased from many suppliers. Under normal circumstances, the Company has no difficulty obtaining its raw materials. To mitigate the impact of supply chain risk events we continue to invest in supply chain resiliency and work closely with our partners.
Intellectual Property
Eaton considers its intellectual property, including without limitation patents, trade names, domain names, trademarks, confidential information, and trade secrets to be of significant value to its business as a whole. The Company's products may be manufactured, marketed and sold using a portfolio of patents, trademarks, licenses, and other forms of intellectual property, some of which expire in the future. Eaton develops and acquires new intellectual property on an ongoing basis and considers all of its intellectual property to be valuable. Based on the broad scope of the Company's product lines, management believes that the loss or expiration of any single intellectual property right would not in and of itself have a material effect on Eaton's consolidated financial statements or its business segments. The Company works diligently to protect its intellectual property, including innovations, through various legal means.
Environmental Contingencies
Our comprehensive sustainability strategy is driven by our mission to improve the quality of life and the environment. We are committed to reducing our footprint, eliminating waste, and making the best use of natural resources. None-the-less, operations of the Company involve emissions, as well as the use and disposal of certain substances regulated under environmental protection laws. Eaton continues to modify processes on an ongoing, regular basis in order to reduce the impact on the environment, including the reduction or elimination of certain chemicals used in, and wastes generated from, operations. Compliance with laws that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, are not expected to have a material adverse effect upon capital expenditures, including expenditures for environmental control facilities, earnings or the competitive position of the Company. Compliance with future environmental protection laws may require an increase in capital expenditures. Information regarding the Company's liabilities related to environmental matters is presented in Note 11 of the Notes to the consolidated financial statements.
Human Capital Management
Eaton has approximately 94,000 employees globally. The number of persons employed by our reportable segments and corporate at December 31, 2024 are as follows:

(In thousands)	2024
Electrical Americas	33
Electrical Global	25
Aerospace	12
Vehicle	13
eMobility	2
Corporate	9
Total number of persons employed	94

Eaton uses and monitors a variety of metrics to ensure our objectives related to employee attraction, development, and retention are met. Most notably, Eaton tracks the following:
Inclusion and Diversity
Eaton is committed to having a workforce that is diverse and inclusive at all levels. Our success depends on our ability to attract and retain the best employees without regard to race, color, social or economic status, religion, national origin, marital status, age, veteran status, sexual orientation, gender identity, or any protected status. It is the policy of the Company to make all decisions regarding employment based on the principle of equal employment opportunity and without discrimination.
At December 31, 2024, Eaton’s distribution by gender, and United States distribution by minority status, is as follows:

	Total Global	Number of women (Global)	Percentage of women (Global)	U.S. total	Number of minorities (U.S. only)[1]	Percentage of minorities (U.S. only)[1]
Board of directors	12	4	33.3%	10	5	50.0%
Global leadership team	24	4	16.7%	22	9	40.9%
Executives	690	177	25.7%	495	109	22.0%
Managers	8,780	2,186	24.9%	4,545	1,036	22.8%
All other employees	84,949	26,531	31.2%	24,901	8,959	36.0%
All employees	94,443	31,898	33.8%	29,963	10,113	33.8%
1 Excluding Puerto Rico
At Eaton, one of our aspirations is to be a model of inclusion and diversity among our peers. Our plan to achieve this encompasses a number of actions, including an examination into our programs, practices, processes, and policies to look for opportunities to strengthen our workforce.
Compensation
A key component of Eaton’s attraction and retention strategy is providing a competitive total rewards package which includes items such as salaries, wages, short- and long-term incentive compensation, in addition to health, welfare, retirement, and other benefits. Eaton regularly benchmarks its compensation and benefits practices against those of our industry peers and in the markets in which we operate to ensure our plans and programs are aligned with external practices in effort to maintain a high performing workforce. Eaton's 2024 total employee costs were $6.5 billion including salaries, wages, equity-based compensation, pension and other benefits. The total compensation of our median employee on October 1, 2023, as reported in our 2024 Proxy Statement filed on March 15, 2024, and as calculated in accordance with Item 402(u) of Regulation S-K, was $50,683.
Safety
Throughout our operations, our goal is to have no safety incidents and we continue to make progress towards that goal. Our 2023 Total Recordable Case Rate (TRCR) was 0.43 and our Days Away Case Rate (DACR) was 0.20. We have improved our TRCR 38% since 2018 and consider our 2030 target of 0.25 to be a world-leading safety rating. Our 2024 TRCR will be provided in our annual Sustainability Report to be issued in 2025.
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
Engagement
Fully engaged employees are more productive, innovative, and satisfied in their work. Examples of how we engage our employees include enterprise-wide town halls, hosting informal listening meetings and surveying groups of employees on specific subjects. In addition, we have programs focused on career development of employees at all levels and we are committed to a wide range of strategies designed to improve and sustain employee engagement over the long-term. Our most recent engagement survey of all employees was completed in 2023. Of those who responded to the survey, 84% had favorable engagement indicating they were proud to work at Eaton, felt personal accomplishment from their work, and would recommend Eaton as a place to work. We will perform another survey of all employees in 2025.

Item 1A. Risk Factors.
Among the risks that could materially adversely affect Eaton's businesses, financial condition or results of operations are the following:
Operational Risks
If Eaton is unable to protect its information technology infrastructure against service interruptions, data corruption, cyberbased attacks or network security breaches, product or service offerings could be compromised or operations could be disrupted or data confidentiality impaired.
Eaton relies on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including procurement, manufacturing, distribution, invoicing and collection. Some of this information may be stored in the cloud or on networks not managed by Eaton. Additionally, many of our products and services include, and we utilize and rely on third-party service-providers whose products include integrated software and information technology that collects data or connects to external and internal systems. Because of this, cybersecurity threats pose a material risk to our business operations.
Global cybersecurity threats range from widespread vulnerabilities, sophisticated and targeted measures known as advanced persistent threats, or uncoordinated individual attempts to gain unauthorized access to IT/OT systems. These threats may be directed at Eaton, its products, software embedded in Eaton’s products, or its third-party service providers. The risk is amplified by the increasingly connected nature of our products and systems. These threats may originate from anywhere in the connected world and while they may take the form of phishing, malware, bots, or human-centric attacks, the nature of the threat is constantly evolving. Eaton continues to deploy reasonable comprehensive measures designed to deter, prevent, detect, respond to and mitigate these threats.
As a result of our worldwide operations, we are subject to laws and regulations, including data protection/privacy and cybersecurity laws and regulations, in many jurisdictions. In addition, we operate in an environment in which there are different and potentially conflicting data privacy laws in effect in the various U.S. states and foreign jurisdictions in which we operate and we must understand and comply with each law and standard in each of these jurisdictions. For example, the Global Data Protection Regulation (GDPR) prefers that we manage personal data in the E.U. and may impose fines of up to four percent of our global revenue in the event of certain violations.
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
Global increases in greenhouse gas emissions are linked to climate change, and there is a growing consensus that dramatic emissions reductions are needed to avoid severe climate impacts. Extreme weather events linked to climate change, including hurricanes, flooding, wildfires, and high heat/water scarcity, may create physical risks to Eaton’s operating locations and supply chains, as well as to Eaton's customers' operations. While Eaton is working to make its own operations carbon neutral by 2030, external factors could cause increases in these extreme weather events, political instability, and workforce migration, ultimately increasing Eaton’s cost of doing business.
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
Eaton manages businesses with manufacturing facilities worldwide. Our manufacturing facilities and operations could be disrupted by a natural disaster, labor strike, war, geopolitical instability and/or conflict, political unrest, terrorist activity, economic upheaval, or public health concerns (for example, COVID-19). Any such disruption could cause delays in production and shipment of products and the loss of sales and customers, and insurance proceeds may not adequately compensate for losses.
Eaton uses a variety of raw materials, components and services in its businesses, and significant inflation could increase operating costs that may not be fully recouped in product pricing.
Eaton's major requirements for raw materials are described above in Item 1 Raw Materials. Global shortages have continued to affect the prices Eaton's businesses are charged for raw materials, particularly commodities. Further, Eaton has been impacted by logistics and wage inflation. If this trend continues and we are unable to address it with price increases, product modifications or other adjustments, our competitive position may be impacted, which could have a material adverse impact on operating results.
Further, some of our suppliers of component parts have increased their prices in response to increased costs of raw materials that they use to manufacture component parts. Should this trend continue or become more prevalent, it could adversely affect our operating results.
Significant shortages of raw materials, energy, components, and/or labor, or similar challenges for our customers could continue to adversely impact our results of operations.
Eaton has been affected by supply chain disruptions and unexpected shortages of raw materials in the future could impact our results. Further, labor shortages persist broadly in select markets. Some of our suppliers have experienced the same conditions and in response, have continued to increase their prices in response to increases in their costs of raw materials, energy and/or labor. While we strive to recoup these increased costs through our pricing or other mediating responses, if we are unable to do so without compromising the competitive position of our products and services, our results could continue to be impacted by this trend. Further, should these trends continue or worsen, the impact could have a material adverse impact on our operating results.
Industry and Market Risks
Volatility of end markets that Eaton serves.
Eaton's segment revenues, operating results, and profitability have varied in the past and may vary from quarter to quarter in the future. Profitability can be negatively impacted by macroeconomic conditions and volatility in the end markets that Eaton serves. We have undertaken measures to reduce the impact of this volatility through diversification of the markets we serve and expansion of the geographic regions in which we operate. Future downturns in any of the markets could adversely affect revenues, operating results, and profitability.
Technology disruption may impact our stock price and/or negatively impact our end markets.
Our products and services support cutting edge technology and mega trends, including, for example, data centers. These markets have experienced and may continue to experience the abrupt introduction of disruptive technologies, which may, in turn, negatively impact our end markets. Additionally, equity markets in this space may be volatile, and may not react rationally to newly introduced products, thus impacting our stock price.
Eaton's operating results depend in part on continued successful research, development, and marketing of new and/or improved products and services, and there can be no assurance that Eaton will continue to successfully introduce new products and services or maintain its present market positions.
The success of new and improved products and services depends on their initial and continued acceptance by our customers. Our businesses are affected, to varying degrees, by technological changes and corresponding shifts in customer demand, which could result in unpredictable product transitions or shortened life cycles. We may experience difficulties or delays in the research, development, production, or marketing of new products and services which may prevent us from recouping or realizing a return on the investments required to bring new products and services to market. Our positions may also be impacted by new entrants into our product or regional markets.

Legal and Regulatory Risks
Eaton's global operations subject it to economic risk as Eaton's results of operations may be adversely affected by changes in government legislation, regulations and policies, or currency fluctuations.
Operating globally subjects Eaton to changes in government regulations and policies in a large number of jurisdictions around the world, including, but not limited to, those related to tariffs and trade barriers, investments, property ownership rights, taxation, data privacy, and exchange controls. Changes in the relative values of currencies occur from time to time and could affect Eaton's operating results. While we monitor exchange rate exposures and attempt to reduce these exposures through hedging activities, these risks could adversely affect our operating results.
Changes in countries' trade policy globally, including imposition of sanctions or tariffs, may have a material adverse impact on our business and results of operations.
Changes globally in various countries’ trade policies, including tariffs and duties, may materially increase costs for goods imported into the United States and could potentially lead to broader cost pressures even for goods that are not imported. If Eaton is unable to take mitigating actions, it could negatively impact product margins and our financial performance. Additionally, potential price increases or other mitigating efforts could negatively impact market share or otherwise increase the risk of customer disputes, giving rise to possible cash flow impacts. Furthermore, globally evolving trade policies may lead to abrupt or unpredictable changes in tariffs, quotas, duties or trade agreements, potential violations or litigation, which may disrupt our supply chain and/or lead to an increase in costs. Such policies could make it more difficult or costly for us to export our products to those countries, therefore negatively impacting our financial performance.
Eaton may be subject to risks relating to changes in its tax rates, changes in global tax laws and regulations, or exposure to additional income tax liabilities.
Eaton is subject to income taxes in many jurisdictions around the world. Income tax liabilities are subject to the allocation of income among various tax jurisdictions. Our effective tax rate could be affected materially by changes in the mix among earnings in countries with differing statutory tax rates, changes in the valuation allowance of deferred tax assets, or changes in tax legislation, regulations, and policies. The amount of income taxes paid is subject to ongoing audits and litigation by tax authorities in the countries in which we operate. If these audits and/or litigation result in assessments different from amounts reserved, future financial results may include material unfavorable adjustments to our tax liabilities.
Eaton may be unable to adequately protect its intellectual property rights, which could affect our ability to compete.
Protecting our intellectual property rights is critical to our ability to compete and succeed. We own a large number of patents and patent applications worldwide, as well as trademark and copyright registrations that are necessary, and contribute significantly, to the preservation of our competitive position in various markets. Although management believes that the loss or expiration of any single intellectual property right would not have a material effect on the results of operations or financial position of Eaton or its business segments, there can be no assurance that any one, or more, of these patents and other intellectual property will not be challenged, invalidated, or circumvented by third parties. Eaton enters into confidentiality and invention assignment agreements with employees, and into non-disclosure agreements with suppliers and appropriate customers, so as to limit access to and disclosure of proprietary information. These measures may not suffice to deter misappropriation or independent third party development of similar technologies.
Eaton is subject to litigation and environmental regulations that could adversely impact Eaton's businesses.
At any given time, Eaton may be subject to litigation, the disposition of which may have a material adverse effect on our businesses, financial condition or results of operations. Information regarding current legal proceedings is presented in Note 11 and Note 12 of the Notes to the consolidated financial statements.

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
Governance.
Eaton's Board of Directors is trained annually regarding incident response and risk management. While our Board of Directors as a whole has oversight of risk management generally, cybersecurity risks fall to the Board’s Audit Committee. The Company’s Chief Information Officer (CIO) and CISO report quarterly to the Audit Committee on any significant cybersecurity incidents, threats, mitigation strategies and controls. The Audit Committee then updates the full board on significant matters raised and discussed during these sessions. The Audit Committee also participates in risk management training related to cybersecurity risk management specifically.
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
Item 2. Properties.
Eaton's principal executive offices are located at Eaton House, 30 Pembroke Road, Dublin 4, Ireland D04 Y0C2. The Company maintains manufacturing facilities at approximately 193 locations in 34 countries. The Company is a lessee under a number of operating and finance leases for certain real properties and equipment, none of which is individually material to its operations. Management believes that the existing manufacturing facilities are adequate for its operations and that the facilities are maintained in good condition.
Item 3. Legal Proceedings.
Information regarding the Company's current legal proceedings is presented in Note 11 and Note 12 of the Notes to the consolidated financial statements.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 4A. Information about our Executive Officers.
A listing of executive officers, their ages, positions and offices held over the past five years, as of February 1, 2025, is as follows:

Name	Age	Position (Date elected to position)
Craig Arnold	64	Chairman of Eaton Corporation plc (June 1, 2016 - present)
		Chief Executive Officer of Eaton Corporation (June 1, 2016 - present)
		Director of Eaton Corporation plc (September 1, 2015 - present)

Olivier Leonetti	60	Executive Vice President and Chief Financial Officer of Eaton Corporation
		(February 2024 - present)
		Executive Vice President and Chief Financial Officer of Johnson Controls
		International, plc (September 2020 - January 2024)
		Senior Vice President and Chief Financial Officer of Zebra Technologies Corporation
		(November 2016 - August 2020)

Paulo Ruiz	50	Director of Eaton Corporation plc (September 2, 2024 - present)
		President and Chief Operating Officer of Eaton Corporation
		(September 2, 2024 - present)
		President and Chief Operating Officer - Industrial Sector of Eaton Corporation
		(July 5, 2022 - December 31, 2024)
		President Energy Solutions and Services of Eaton Corporation
		(August 2, 2021 - July 5, 2022)
		Hydraulics Group President of Eaton Corporation (April 1, 2019 - August 2, 2021)

Heath B. Monesmith	54	President and Chief Operating Officer - Electrical Sector of Eaton Corporation
		(July 5, 2022 - present)
		President and Chief Operating Officer - Industrial Sector of Eaton Corporation
		(July 1, 2019 - July 4, 2022)

Peter Denk	50	President and Chief Operating Officer - Industrial Sector of Eaton Corporation
		(January 1, 2025 - present)
		President - Mobility Group of Eaton Corporation (April 1, 2023 - December 31, 2024)
		President - Vehicle Group, North America of Eaton Corporation
		(June 4, 2018 - March 31, 2023)

Taras G. Szmagala, Jr.	58	Executive Vice President, Chief Legal Officer of Eaton Corporation
		(June 24, 2022 - present)
		Senior Vice President, Public and Community Affairs and Corporate Communications
		of Eaton Corporation (March 20, 2017 - June 24, 2022)

Ernest W. Marshall, Jr.	56	Executive Vice President and Chief Human Resources Officer of Eaton Corporation
		(July 1, 2018 - present)

Adam Wadecki	41	Senior Vice President and Controller of Eaton Corporation (April 22, 2024 - present)
		Senior Vice President, Internal Audit of Eaton Corporation
		(September 27, 2023 - April 21, 2024)
		Chief Financial Officer, Corporate Finance and Finance Transformation of General
		Electric and its successor, General Electric Healthcare (April 2023 - September 2023)
		Chief Financial Officer of Global Medical Imaging of General Electric and its
		successor, General Electric Healthcare (June 2021 - April 2023)
		Vice President, Grainger Business Unit Finance of W.W. Grainger, Inc.
		(January 2020 - May 2021)

Antonio Galvao	63	President - Mobility Group of Eaton Corporation (January 1, 2025 - present)
		President - Mobility Group and Corporate, South America of Eaton Corporation
		(August 1, 2012 - December 31, 2024)

John Sapp	51	President - Aerospace Group of Eaton Corporation (December 4, 2023 - present)
		Vice President and General Manager, Strategic Solutions for Mission Systems of
		Collins Aerospace, an RTX Corporation business (July 2023 - December 2023)
		Vice President and General Manager, Integrated Solutions of Collins Aerospace, an
		RTX Corporation business (June 2022 - July 2023)
		General Manager, Simulation Solutions and Services of Collins Aerospace, an RTX
		Corporation business (November 2021 - June 2022)
		Vice President of Commercial Aftermarket Sales and Support of Collins Aerospace, an
		RTX Corporation business (August 2020 - November 2021)
		Senior Director, Aftermarket Services Global Sales of Collins Aerospace, an RTX
		Corporation business (October 2018 - July 2020)

Mike Yelton	55	President - Americas Region, Electrical Sector of Eaton Corporation
		(April 1, 2023 - present)
		President - Assemblies and Residential Solutions, Electrical Sector, America Region
		of Eaton Corporation (January 1, 2023 - April 1, 2023)
		President - Commercial and Residential Distribution Solutions Business of Eaton
		Corporation (July 1, 2019 - January 1, 2023)
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

Part II

Item 5. Market for the Registrant's Ordinary Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company's ordinary shares are listed for trading on the New York Stock Exchange under the symbol ETN. At December 31, 2024, there were 9,117 holders of record of the Company's ordinary shares. Additionally, 13,949 current and former employees were shareholders through participation in the Eaton Savings Plan, the Eaton Personal Investment Plan, and The Eaton Puerto Rico Retirement Savings Plan.
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
Issuer’s Purchases of Equity Securities
During the fourth quarter of 2024, 2.5 million ordinary shares were repurchased in the open market at a total cost of $870 million. These shares were repurchased under the program approved by the Board on February 23, 2022 (the 2022 Program). A summary of the shares repurchased in the fourth quarter of 2024 is as follows:

Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
October	939,785	$336.19	939,785	$2,770
November	822,030	$351.99	822,030	$2,481
December	743,606	$356.63	743,606	$2,216
Total	2,505,421	$347.44	2,505,421

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
Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures - Pursuant to SEC Rule 13a-15, an evaluation was performed under the supervision and with the participation of Eaton's management, including Craig Arnold - Principal Executive Officer; and Olivier Leonetti - Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, Eaton's management concluded that the Company's disclosure controls and procedures were effective as of December 31, 2024.
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
“Report of Independent Registered Public Accounting Firm” relating to internal control over financial reporting as of December 31, 2024 is included in Item 15 of this Form 10-K.
During the fourth quarter of 2024, there was no change in Eaton's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.
Item 9B. Other Information.
During the three months ended December 31, 2024, no director or officer of the Company adopted, amended or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.
Information required with respect to the directors of the Company is set forth under the caption “Election of Directors” in the Company's definitive Proxy Statement to be filed on or about March 14, 2025, and is incorporated by reference.
The Company has adopted a Code of Ethics, which applies to the directors, officers and employees worldwide. This document is available on the Company's website at https://www.eaton.com/us/en-us/company/ethics-compliance/policies/code-of-ethics.html.
The Company has adopted and maintained a long standing insider trading policy (the Policy) governing the purchase and disposition of its securities by directors, employees and the Company itself. The Policy mandates compliance with insider trading laws, rules, and regulations, as well as the NYSE listing standards, and contains procedures that are designed to facilitate and promote the same. The Policy, attached hereto as Exhibit 19, is incorporated herein by reference.
There were no changes during the fourth quarter 2024 to the procedures by which security holders may recommend nominees to the Company's Board of Directors.
Information related to the Audit Committee, and members of the Committee who are financial experts, is set forth under the caption “Board Committees - Audit Committee” in the definitive Proxy Statement to be filed on or about March 14, 2025, and is incorporated by reference.
Item 11. Executive Compensation.
Information required with respect to executive compensation is set forth under the caption “Compensation Discussion and Analysis” in the Company's definitive Proxy Statement to be filed on or about March 14, 2025, and is incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required with respect to securities authorized for issuance under equity-based compensation plans is set forth under the caption “Equity Compensation Plans” in the Company's definitive Proxy Statement to be filed on or about March 14, 2025, and is incorporated by reference.
Information required with respect to security ownership of certain beneficial owners, is set forth under the caption “Share Ownership Tables” in the Company's definitive Proxy Statement to be filed on or about March 14, 2025, and is incorporated by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required with respect to certain relationships and related transactions, as well as director independence, is set forth under the caption “Director Independence” in the Company's definitive Proxy Statement to be filed on or about March 14, 2025, and is incorporated by reference.
Item 14. Principal Accounting Fees and Services.
Information required with respect to principal accountant fees and services is set forth under the caption “Audit Committee Report” in the Company's definitive Proxy Statement to be filed on or about March 14, 2025, and is incorporated by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules.
(a)    (1) The reports of the independent registered public accounting firm, consolidated financial statements and notes to consolidated financial statements are included in Item 8 above:
Reports of Ernst & Young LLP Independent Registered Public Accounting Firm (PCAOB ID: 42)
Consolidated Statements of Income - Years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Comprehensive Income - Years ended December 31, 2024, 2023 and 2022
Consolidated Balance Sheets - December 31, 2024 and 2023
Consolidated Statements of Cash Flows - Years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Shareholders' Equity - Years ended December 31, 2024, 2023 and 2022
Notes to consolidated financial statements
(2) All other schedules for which provision is made in Regulation S-X of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.
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

(hhh)
5-Year Revolving Credit Agreement, dated as of October 3, 2022, among Eaton Corporation, the guarantors from time to time party thereto, the several lenders from time to time parties thereto, Citibank, N.A., as Administrative Agent, Citibank, N.A., JPMorgan Chase Bank, N.A. and BofA Securities, Inc. as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A., as syndication agent and Bank of America, N.A. as documentation agent - Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 7, 2022

(iii)
364-Day Revolving Credit Agreement, dated as of September 30, 2024, among Eaton Corporation, the guarantors from time to time party thereto, the several lenders from time to time parties thereto, Citibank, N.A., as Administrative Agent, Citibank, N.A., JPMorgan Chase Bank, N.A. and BofA Securities, Inc., as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A., as syndication agent and Bank of America, N.A. as documentation agent - Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024

19		Insider Trading Policy and Procedures - Filed in conjunction with this Form 10-K Report *

21		Subsidiaries of Eaton Corporation plc - Filed in conjunction with this Form 10-K Report *

22		Table of Senior Notes, Issuer and Guarantors - Incorporated by reference to the Form 10-K Report filed on February 23, 2023

23		Consent of Independent Registered Public Accounting Firm - Filed in conjunction with this Form 10-K Report *

24		Power of Attorney - Filed in conjunction with this Form 10-K Report *

31.1		Certification of Principal Executive Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302) - Filed in conjunction with this Form 10-K Report *

31.2		Certification of Principal Financial Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302) - Filed in conjunction with this Form 10-K Report *

32.1		Certification of Principal Executive Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906) - Filed in conjunction with this Form 10-K Report *

32.2		Certification of Principal Financial Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906) - Filed in conjunction with this Form 10-K Report *

97	Recoupment policy of Eaton Corporation plc - Incorporated by reference to the Form 10-K filed for the year ended December 31, 2023

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022 (iii) Consolidated Balance Sheets at December 31, 2024 and 2023, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022, (v) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2024, 2023 and 2022 and (vi) Notes to consolidated financial statements for the year ended December 31, 2024.
Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON CORPORATION plc
Registrant

Date:	February 27, 2025	By:	/s/ Olivier Leonetti
Olivier Leonetti
(On behalf of the registrant and as Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
Date: February 27, 2025

Signature	Title

/s/ Craig Arnold		/s/ Olivier Leonetti
Craig Arnold	Chairman, Principal Executive Officer; Director	Olivier Leonetti	Principal Financial Officer

/s/ Adam Wadecki		*
Adam Wadecki	Principal Accounting Officer	Silvio Napoli	Director

*		*
Gregory R. Page	Director	Sandra Pianalto	Director

*		*
Robert V. Pragada	Director	Paulo Ruiz	Director

*		*
Lori J. Ryerkerk	Director	Andre Schulten	Director

*		*
Gerald B. Smith	Director	Karenann Terrell	Director

*		*
Dorothy C. Thompson	Director	Darryl L. Wilson	Director

*By	/s/ Olivier Leonetti
Olivier Leonetti, Attorney-in-Fact for the officers and directors signing in the capacities indicated

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Eaton Corporation plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eaton Corporation plc (“the Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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

Unrecognized Income Tax Benefits
Description of the Matter

As discussed in Note 12 to the consolidated financial statements, the Company had gross unrecognized income tax benefits of $1,361 million related to its uncertain tax positions at December 31, 2024. Unrecognized income tax benefits are recorded under the two-step recognition and measurement principles when a tax position does not meet the more likely than not standard, or if a tax position meets the more likely than not standard, but the financial statement tax benefit is reduced as part of the measurement step.

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
February 27, 2025

MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

We have prepared the accompanying consolidated financial statements and related information of Eaton Corporation plc ("Eaton") included herein for the three years ended December 31, 2024. The primary responsibility for the integrity of the financial information included in this annual report rests with management. The financial information included in this annual report has been prepared in accordance with accounting principles generally accepted in the United States based on our best estimates and judgments and giving due consideration to materiality. The opinion of Ernst & Young LLP, Eaton's independent registered public accounting firm, on those consolidated financial statements is included herein.
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

/s/ Craig Arnold	/s/ Olivier Leonetti	/s/ Adam Wadecki
Principal Executive Officer	Principal Financial Officer	Principal Accounting Officer

February 27, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Eaton Corporation plc
Opinion on Internal Control Over Financial Reporting
We have audited Eaton Corporation plc’s (“the Company”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 27, 2025 expressed an unqualified opinion thereon.
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
February 27, 2025

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Eaton Corporation plc ("Eaton") is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act rules 13a-15(f)).
Under the supervision and with the participation of Eaton's management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2024. In conducting this evaluation, we used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework). Based on this evaluation under the framework referred to above, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2024.
The independent registered public accounting firm Ernst & Young LLP has issued an audit report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2024. This report is included herein.

/s/ Craig Arnold	/s/ Olivier Leonetti	/s/ Adam Wadecki
Principal Executive Officer	Principal Financial Officer	Principal Accounting Officer

February 27, 2025

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31
(In millions except for per share data)	2024	2023	2022
Net sales	$24,878	$23,196	$20,752

Cost of products sold	15,375	14,762	13,865
Selling and administrative expense	4,077	3,795	3,227
Research and development expense	794	754	665
Interest expense - net	130	151	144
Gain on sale of business	—	—	24
Other income - net	(64)	(93)	(36)
Income before income taxes	4,566	3,827	2,911
Income tax expense	768	604	445
Net income	3,798	3,223	2,465
Less net income for noncontrolling interests	(4)	(5)	(4)
Net income attributable to Eaton ordinary shareholders	$3,794	$3,218	$2,462

Net income per share attributable to Eaton ordinary shareholders
Diluted	$9.50	$8.02	$6.14
Basic	9.54	8.06	6.17

Weighted-average number of ordinary shares outstanding
Diluted	399.4	401.1	400.8
Basic	397.6	399.1	398.7

Cash dividends declared per ordinary share	$3.76	$3.44	$3.24
The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31
(In millions)	2024	2023	2022
Net income	$3,798	$3,223	$2,465
Less net income for noncontrolling interests	(4)	(5)	(4)
Net income attributable to Eaton ordinary shareholders	3,794	3,218	2,462

Other comprehensive income (loss), net of tax
Currency translation and related hedging instruments	(370)	235	(647)
Pensions and other postretirement benefits	(49)	(185)	175
Cash flow hedges	(17)	(11)	159
Other comprehensive income (loss) attributable to Eaton ordinary shareholders	(436)	39	(313)

Total comprehensive income attributable to Eaton ordinary shareholders	$3,358	$3,257	$2,149
The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED BALANCE SHEETS

	December 31
(In millions)	2024	2023
Assets
Current assets
Cash	$555	$488
Short-term investments	1,525	2,121
Accounts receivable - net	4,619	4,475
Inventory	4,227	3,739
Prepaid expenses and other current assets	874	851
Total current assets	11,801	11,675

Property, plant and equipment
Land and buildings	2,239	2,241
Machinery and equipment	6,823	6,497
Gross property, plant and equipment	9,062	8,738
Accumulated depreciation	(5,333)	(5,208)
Net property, plant and equipment	3,729	3,530

Other noncurrent assets
Goodwill	14,713	14,977
Other intangible assets	4,658	5,091
Operating lease assets	806	648
Deferred income taxes	609	458
Other assets	2,066	2,052
Total assets	$38,381	$38,432

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$—	$8
Current portion of long-term debt	674	1,017
Accounts payable	3,678	3,365
Accrued compensation	670	676
Other current liabilities	2,835	2,680
Total current liabilities	7,857	7,747

Noncurrent liabilities
Long-term debt	8,478	8,244
Pension liabilities	741	768
Other postretirement benefits liabilities	164	180
Operating lease liabilities	669	533
Deferred income taxes	275	402
Other noncurrent liabilities	1,667	1,489
Total noncurrent liabilities	11,994	11,616

Shareholders’ equity
Ordinary shares (392.9 million outstanding in 2024 and 399.4 million in 2023)	4	4
Capital in excess of par value	12,731	12,634
Retained earnings	10,096	10,305
Accumulated other comprehensive loss	(4,342)	(3,906)
Shares held in trust	(1)	(1)
Total Eaton shareholders’ equity	18,488	19,036
Noncontrolling interests	43	33
Total equity	18,531	19,069
Total liabilities and equity	$38,381	$38,432
The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31
(In millions)	2024	2023	2022
Operating activities
Net income	$3,798	$3,223	$2,465
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	921	926	954
Deferred income taxes	(154)	(182)	(128)
Pension and other postretirement benefits expense	24	15	54
Contributions to pension plans	(110)	(113)	(116)
Contributions to other postretirement benefits plans	(18)	(20)	(24)
Gain on sale of business	—	—	(24)
Changes in working capital
Accounts receivable - net	(215)	(341)	(743)
Inventory	(566)	(282)	(490)
Accounts payable	399	256	334
Accrued compensation	21	197	(16)
Accrued income and other taxes	142	61	170
Other current assets	(79)	(112)	(179)
Other current liabilities	79	72	236
Other - net	85	(76)	40
Net cash provided by operating activities	4,327	3,624	2,533

Investing activities
Capital expenditures for property, plant and equipment	(808)	(757)	(598)
Proceeds from sales of property, plant and equipment	85	76	163
Cash paid for acquisition of businesses, net of cash acquired	(50)	—	(610)
Proceeds from (payments for) sale of business, net of cash sold	—	(2)	31
Investments in associate companies	(70)	(68)	(42)
Return of investment from associate companies	33	9	1
Sales (purchases) of short-term investments - net	575	(1,861)	(19)
Proceeds from (payments for) settlement of currency exchange contracts not designated as hedges - net	(3)	92	(47)
Other - net	(32)	(63)	(80)
Net cash used in investing activities	(271)	(2,575)	(1,200)

Financing activities
Proceeds from borrowings	1,084	818	1,995
Payments on borrowings	(1,015)	(19)	(2,012)
Short-term debt, net	(8)	(311)	317
Cash dividends paid	(1,500)	(1,379)	(1,299)
Exercise of employee stock options	69	78	28
Repurchase of shares	(2,492)	—	(286)
Employee taxes paid from shares withheld	(70)	(49)	(60)
Other - net	(4)	(9)	(23)
Net cash used in financing activities	(3,936)	(871)	(1,340)

Effect of currency on cash	(52)	16	4
Total increase (decrease) in cash	67	194	(3)
Cash at the beginning of the period	488	294	297
Cash at the end of the period	$555	$488	$294
The accompanying notes are an integral part of the consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at January 1, 2022	398.8	$4	$12,449	$7,594	$(3,633)	$(1)	$16,413	$38	$16,451
Net income	—	—	—	2,462	—	—	2,462	4	2,465
Other comprehensive loss, net of tax					(313)		(313)		(313)
Cash dividends paid	—	—	—	(1,299)	—	—	(1,299)	(2)	(1,301)
Issuance of shares under equity-based compensation plans	1.1	—	65	(2)	—	—	63	—	63
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	(1)	—	—	—	(1)	(2)	(3)
Repurchase of shares	(2.0)	—	—	(286)	—	—	(286)	—	(286)
Balance at December 31, 2022	397.8	4	12,512	8,468	(3,946)	(1)	17,038	38	17,075
Net income	—	—	—	3,218	—	—	3,218	5	3,223
Other comprehensive income, net of tax					39		39		39
Cash dividends paid	—	—	—	(1,379)	—	—	(1,379)	(9)	(1,388)
Issuance of shares under equity-based compensation plans	1.5	—	122	(2)	—	—	120	—	120
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(1)	(1)
Balance at December 31, 2023	399.4	4	12,634	10,305	(3,906)	(1)	19,036	33	19,069
Net income	—	—	—	3,794	—	—	3,794	4	3,798
Other comprehensive loss, net of tax					(436)		(436)		(436)
Cash dividends paid	—	—	—	(1,500)	—	—	(1,500)	(2)	(1,502)
Issuance of shares under equity-based compensation plans	1.3	—	96	(2)	—	—	94	—	94
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	8	8
Repurchase of shares	(7.8)	—	—	(2,500)	—	—	(2,500)	—	(2,500)
Balance at December 31, 2024	392.9	$4	$12,731	$10,096	$(4,342)	$(1)	$18,488	$43	$18,531
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
Founded in 1911, Eaton has continuously evolved to meet the changing and expanding needs of our stakeholders. With revenues of nearly $25 billion in 2024, the Company serves customers in more than 160 countries.
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
The consolidated financial statements include the accounts of Eaton and all subsidiaries and other entities it controls. Intercompany transactions and balances have been eliminated. The equity method of accounting is used for investments in associate companies where the Company has significant influence and generally a 20% to 50% ownership interest. Equity investments are evaluated for impairment whenever events or circumstances indicate the book value of the investment exceeds fair value. An impairment would exist if there is an other-than-temporary decline in value. Investments in associate companies included in Other assets on the Consolidated Balance Sheets were $872 million and $860 million as of December 31, 2024 and 2023, respectively. Income (loss) from these investments was $12 million, $20 million, and $(5) million for 2024, 2023 and 2022, respectively, and reported in Other income - net on the Consolidated Statements of Income. Eaton does not have off-balance sheet arrangements with unconsolidated entities.
Eaton's reporting currency is United States Dollars (USD). The functional currency for most subsidiaries is their local currency. Financial statements for these subsidiaries are translated at exchange rates in effect at the balance sheet date as to assets and liabilities and weighted-average exchange rates as to revenues and expenses. The resulting translation adjustments are recognized in Accumulated other comprehensive loss. Monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary are remeasured to the functional currency at the exchange rate in effect at the balance sheet date. For subsidiaries operating in highly inflationary economies, non-monetary assets and liabilities such as inventory and property, plant and equipment and their related expenses are remeasured at historical exchange rates, while monetary assets and liabilities are remeasured at exchange rates in effect at the balance sheet date. Remeasurement adjustments for these subsidiaries are recognized in income. Gains from the remeasurement of foreign currency were $15 million, $27 million, and $67 million for 2024, 2023 and 2022, respectively, net of the impact of currency exchange contracts.
Certain prior year amounts have been reclassified to conform to the current year presentation.
Adoption of New Accounting Standard
Eaton adopted Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, in the fourth quarter of 2024 on a retrospective basis. This accounting standard requires additional segment disclosures on an annual and interim basis, including significant segment expenses that are regularly provided to the chief operating decision maker. The standard does not change how operating segments and reportable segments are determined. The adoption of the standard did not have a material impact on the consolidated financial statements.

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
The annual goodwill impairment test was performed using a quantitative analysis in 2024, except for the Vehicle and eMobility reporting units which used a qualitative analysis in 2024. The annual goodwill impairment test was performed using a qualitative analysis in 2023, except for the Vehicle reporting unit which used a quantitative analysis in 2023. A qualitative analysis is performed by assessing certain trends and factors, including projected market outlook and growth rates, forecasted and actual sales and operating profit margins, discount rates, industry data, and other relevant qualitative factors. These trends and factors are compared to, and based on, the assumptions used in the most recent quantitative analysis performed for each reporting unit. The results of the qualitative analyses did not indicate a need to perform quantitative analysis.
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
Based on these analyses performed in 2024 and 2023, the fair value of Eaton's reporting units continue to substantially exceed their respective carrying amounts and thus, no impairment exists.
Indefinite life intangible assets consist of certain trademarks. They are evaluated annually for impairment as of July 1 using either a quantitative or qualitative analysis to determine whether their fair values exceed their respective carrying amounts. Indefinite life intangible asset impairment testing for 2024 and 2023 was performed using a quantitative analysis. The Company determines the fair value of these assets using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows, and profitability. Additionally, indefinite life intangible assets are evaluated for impairment whenever an event occurs or circumstances change that would indicate that it is more likely than not that the asset is impaired. For 2024 and 2023, the fair value of indefinite lived intangible assets exceeded the respective carrying value.
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
Net actuarial gains or losses are amortized to expense on a plan-by-plan basis when they exceed the accounting corridor. The Company’s corridors are set at either 8% or 10%, depending on the plan, of the greater of the plan assets or benefit obligations. Gains or losses outside of the corridor are subject to amortization over an average employee future service period that differs by plan. If most or all of the plan’s participants are no longer actively accruing benefits, the average life expectancy is used. The amortization periods on a weighted average basis for United States and Non-United States pension plans are approximately 21 years and 10 years, respectively. The amortization period for other postretirement benefits plans is 8 years.
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
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). This accounting standard requires disaggregated income tax disclosures on an annual basis, including information on the Company’s effective income tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, and may be applied prospectively or retrospectively. The Company is evaluating the impact of ASU 2023-09 and expects the standard will only impact its income taxes disclosures with no material impact to the consolidated financial statements.
In November 2024, the FASB issued Accounting Standards Update 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03). This accounting standard requires disaggregated income statement expense disclosures on an annual and interim basis, including inventory purchases, employee compensation, depreciation, and intangible asset amortization for each income statement line item that contains these expenses. The standard also requires disclosure of total selling expenses on an annual and interim basis, and the definition of those expenses disclosed annually. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, and may be applied prospectively or retrospectively. The Company is evaluating the impact of ASU 2024-03 and expects the standard will only impact its disclosures with no material impact to the consolidated financial statements.

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
Acquisition of a 50% stake in Jiangsu Huineng Electric Co., Ltd’s circuit breaker business
On July 1, 2022, Eaton acquired a 50% stake in Jiangsu Huineng Electric Co., Ltd’s circuit breaker business, which manufactures and markets low-voltage circuit breakers in China. Eaton accounts for this investment on the equity method of accounting and is reported within the Electrical Global business segment.

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
Eaton records reductions to sales for returns, and customer and distributor incentives, primarily comprised of rebates, at the time of the initial sale. Rebates are estimated based on sales terms, historical experience, trend analysis, and projected market conditions in the various markets served. The rebate programs offered vary across businesses due to the numerous markets Eaton serves, but the most common incentives relate to amounts paid or credited to customers for achieving defined volume levels. Accrued rebates of $361 million and $402 million as of December 31, 2024 and 2023, respectively, are generally paid annually and are included in Other current liabilities. Returns are estimated at the time of the sale primarily based on historical experience and are recorded gross on the Consolidated Balance Sheets.
Sales commissions are expensed when the amortization period is less than a year and are generally not capitalized as they are typically earned at the completion of the contract when the customer is invoiced or when the customer pays Eaton.
Sales of products and services varies by segment and are discussed in Note 19.
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

The following table provides disaggregated sales by lines of businesses, geographic destination, market channel or end market, as applicable, for the Company's operating segments:

(In millions)	2024	2023	2022
Electrical Americas
Products	$3,009	$2,949	$2,732
Systems	8,426	7,149	5,765
Total	$11,436	$10,098	$8,497

Electrical Global
Products	$3,493	$3,462	$3,424
Systems	2,755	2,622	2,424
Total	$6,248	$6,084	$5,848

Aerospace
Original Equipment Manufacturers	$1,500	$1,350	$1,209
Aftermarket	1,312	1,183	977
Industrial and Other	931	878	854
Total	$3,744	$3,413	$3,039

Vehicle
Commercial	$1,707	$1,784	$1,736
Passenger and Light Duty	1,083	1,180	1,094
Total	$2,790	$2,965	$2,830

eMobility	$662	$636	$538

Total net sales	$24,878	$23,196	$20,752
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (revenue recognized exceeds amount billed to the customer), and deferred revenue (advance payments and billings in excess of revenue recognized). Accounts receivable from customers were $4,079 million and $3,966 million at December 31, 2024 and 2023, respectively. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. These assets and liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Unbilled receivables were $330 million and $289 million at December 31, 2024 and 2023, respectively, and are recorded in Prepaid expenses and other current assets. The increase in unbilled receivables reflects higher revenue recognized and not yet billed from increased business activity in 2024.
Changes in the deferred revenue liabilities are as follows:

(In millions)	Deferred Revenue
Balance at January 1, 2023	$508
Customer deposits and billings	2,368
Revenue recognized in the period	(2,256)
Translation	6
Balance at December 31, 2023	$626
Customer deposits and billings	2,719
Revenue recognized in the period	(2,712)
Translation	(15)
Balance at December 31, 2024	$618

Deferred revenue liabilities of $602 million and $610 million as of December 31, 2024 and 2023, respectively, were included in Other current liabilities on the Consolidated Balance Sheets with the remaining balance presented in Other noncurrent liabilities.
A significant portion of open orders placed with Eaton are by original equipment manufacturers or distributors. These open orders are not considered firm as they have been historically subject to releases by customers. In measuring backlog of unsatisfied or partially satisfied obligations, only the amount of orders to which customers are firmly committed are included. Using this criterion, total backlog at December 31, 2024 was approximately $15.9 billion. At December 31, 2024, approximately 74% of this backlog is targeted for delivery to customers in the next twelve months and the rest thereafter.

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
Accounts receivable are net of an allowance for credit losses of $55 million and $38 million at December 31, 2024 and 2023, respectively. The change in the allowance for credit losses includes expense and net write-offs, none of which are significant.

Note 5.    INVENTORY
Inventory is carried at lower of cost or net realizable value using the first-in, first-out (FIFO) method. Cost components include raw materials, purchased components, direct labor, indirect labor, utilities, depreciation, inbound freight charges, purchasing and receiving costs, and inspection costs.
The components of inventory are as follows:

	December 31
(In millions)	2024	2023
Raw materials	$1,614	$1,515
Work-in-process	1,038	870
Finished goods	1,576	1,354
Total inventory	$4,227	$3,739

Note 6.    GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill by segment are as follows:

(In millions)	January 1, 2023	Translation	December 31, 2023	Additions	Translation	December 31, 2024
Electrical Americas	$7,402	$13	$7,415	$17	$(35)	$7,396
Electrical Global	3,929	109	4,038	—	(196)	3,842
Aerospace	2,844	57	2,901	—	(45)	2,856
Vehicle	287	2	289	—	(4)	285
eMobility	334	1	334	—	(1)	333
Total	$14,796	$181	$14,977	$17	$(281)	$14,713
The 2024 additions to goodwill relate primarily to the anticipated synergies of acquiring Exertherm. The allocation of the Exertherm purchase price is preliminary and will be completed during the measurement period.
A summary of other intangible assets is as follows:

	December 31
	2024		2023
(In millions)	Historical cost	Accumulated amortization	Historical cost	Accumulated amortization
Intangible assets not subject to amortization
Trademarks	$1,200		$1,207

Intangible assets subject to amortization
Customer relationships	$4,659	$2,577	$4,742	$2,423
Patents and technology	1,979	1,056	1,990	948
Trademarks	1,107	693	1,123	642
Other	169	131	176	133
Total intangible assets subject to amortization	$7,915	$4,456	$8,031	$4,146
Amortization expense related to intangible assets subject to amortization in 2024, and estimated amortization expense for each of the next five years, is as follows:

(In millions)
2024	$405
2025	396
2026	381
2027	372
2028	308
2029	271

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
The changes in SCF obligations are as follows:

(In millions)	SCF Obligations
Balance at January 1, 2023	$219
Invoices confirmed during the period	1,339
Invoices paid during the period	(1,185)
Translation	(4)
Balance at December 31, 2023	$369
Invoices confirmed during the period	1,424
Invoices paid during the period	(1,389)
Translation	(6)
Balance at December 31, 2024	$398

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
The components of lease expense are as follows:

(In millions)	2024	2023	2022
Operating lease cost	$227	$200	$179
Finance lease cost:
Amortization of lease assets	12	15	11
Interest on lease liabilities	1	1	1
Short-term lease cost	19	18	17
Variable lease cost	29	28	27
Sublease income	(1)	(1)	(1)
Total lease cost	$287	$261	$234
During 2024, 2023 and 2022, Eaton entered into sale leaseback transactions primarily for certain non-production facilities and recorded gains of $56 million, $53 million and $81 million, respectively, in Other income - net. The terms of the new operating leases ranged from 5 to 20 years.

Supplemental cash flow information related to leases is as follows:

(In millions)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$(200)	$(180)	$(159)
Operating cash outflows - interest payments on finance leases	(1)	(1)	(2)
Financing cash outflows - payments on finance lease obligations	(14)	(18)	(11)

Lease assets obtained in exchange for new lease obligations, including leases acquired:
Operating leases	$268	$183	$245
Finance leases	13	38	10
Supplemental balance sheet information related to leases is as follows:

	December 31
(In millions)	2024	2023
Operating Leases
Operating lease assets	$806	$648

Other current liabilities	163	135
Operating lease liabilities	669	533
Total operating lease liabilities	$832	$668

Finance Leases
Land and buildings	$5	$13
Machinery and equipment	61	62
Accumulated depreciation	(37)	(36)
Net property, plant and equipment	$29	$39

Current portion of long-term debt	$9	$13
Long-term debt	19	22
Total finance lease liabilities	$28	$35

	December 31
	2024	2023
Weighted-average remaining lease term
Operating leases	7.1 years	7.6 years
Finance leases	4.2 years	4.4 years

Weighted-average discount rate
Operating leases	4.4%	4.0%
Finance leases	3.7%	3.6%

Maturities of lease liabilities at December 31, 2024 are as follows:

(In millions)	Operating Leases	Finance Leases
2025	$195	$10
2026	176	8
2027	149	6
2028	121	3
2029	78	2
Thereafter	266	3
Total lease payments	985	31
Less imputed interest	153	3
Total present value of lease liabilities	$832	$28

Note 9.    DEBT
A summary of long-term debt, including the current portion, is as follows:

	December 31
(In millions)	2024	2023
0.75% Euro notes due 2024	$—	$608
Floating rate Euro notes due 2024	—	332
6.50% debentures due 2025	145	145
0.70% Euro notes due 2025	520	553
0.128% Euro notes due 2026	935	995
3.10% senior notes due 2027	700	700
4.35% senior notes due 2028	500	500
7.65% debentures due 2029	200	200
0.577% Euro notes due 2030	624	663
3.601% Euro notes due 2031	520	—
4.00% senior notes due 2032	700	700
4.15% sustainability-linked senior notes due 2033	1,300	1,300
5.45% debentures due 2034	137	137
3.802% Euro notes due 2036	520	—
5.80% notes due 2037	240	240
4.15% senior notes due 2042	1,000	1,000
3.92% senior notes due 2047	300	300
4.70% senior notes due 2052	700	700
5.25% to 7.875% notes (maturities ranging from 2026 to 2035)	99	165
Other	13	25
Total long-term debt	9,152	9,261
Less current portion of long-term debt	(674)	(1,017)
Long-term debt less current portion	$8,478	$8,244
Substantially all these long-term debt instruments are fully and unconditionally guaranteed on an unsubordinated, unsecured basis by Eaton and certain of its direct and indirect subsidiaries (the Senior Notes). Further, as of December 31, 2024, all of these long-term debt instruments, except the 0.70% Euro notes due 2025, the 0.128% Euro notes due 2026, the 0.577% Euro notes due 2030, the 3.601% Euro notes due 2031, and the 3.802% Euro notes due 2036 are registered by Eaton Corporation under the Securities Act of 1933, as amended (the Registered Senior Notes).
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
On September 30, 2024, the Company replaced its existing $500 million 364-day revolving credit facility with a new $500 million 364-day revolving credit facility that will expire on September 29, 2025. The Company also has a $2,500 million five-year revolving credit facility that will expire on October 1, 2027. The revolving credit facilities totaling $3,000 million are used to support commercial paper borrowings and are fully and unconditionally guaranteed by Eaton and certain of its direct and indirect subsidiaries on an unsubordinated, unsecured basis. There were no borrowings outstanding under Eaton’s revolving credit facilities at December 31, 2024. The Company maintains access to the commercial paper markets through its $3,000 million commercial paper program, of which none was outstanding on December 31, 2024.

In addition to the revolving credit facilities, the Company also had available lines of credit of $938 million from various banks primarily for the issuance of letters of credit, of which there was $420 million outstanding at December 31, 2024. Borrowings outside the United States are generally denominated in local currencies.
There was no short-term debt outstanding at December 31, 2024. Short-term debt of $8 million at December 31, 2023 was entirely comprised of short-term debt outside the United States.
Eaton is in compliance with each of its debt covenants for all periods presented.
Maturities of long-term debt for each of the next five years are as follows:

(In millions)
2025	$674
2026	1,015
2027	705
2028	503
2029	202
Interest paid on debt is as follows:

(In millions)
2024	$329
2023	319
2022	250

Note 10.    RETIREMENT BENEFITS PLANS
Eaton has defined benefits pension plans and other postretirement benefits plans.
Obligations and Funded Status

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
(In millions)	2024	2023	2024	2023	2024	2023
Funded status
Fair value of plan assets	$2,445	$2,604	$1,548	$1,633	$18	$17
Benefit obligations	(2,700)	(2,824)	(1,863)	(2,022)	(196)	(212)
Funded status	$(255)	$(220)	$(315)	$(389)	$(178)	$(195)

Amounts recognized in the Consolidated Balance Sheets
Other assets	$—	$—	$231	$210	$—	$—
Other current liabilities	(29)	(18)	(31)	(33)	(14)	(15)
Pension liabilities and Other postretirement benefits liabilities	(226)	(202)	(515)	(566)	(164)	(180)
Total	$(255)	$(220)	$(315)	$(389)	$(178)	$(195)

Amounts recognized in Accumulated other comprehensive loss (pre-tax)
Net actuarial loss (gain)	$904	$867	$678	$649	$(87)	$(92)
Prior service cost (credit)	5	4	6	12	—	(1)
Total	$909	$871	$684	$661	$(87)	$(93)

Change in Benefit Obligations

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
(In millions)	2024	2023	2024	2023	2024	2023
Balance at January 1	$2,824	$2,807	$2,022	$1,813	$212	$209
Service cost	18	19	46	43	1	1
Interest cost	134	142	85	85	10	10
Actuarial loss (gain)	(20)	104	(82)	104	(11)	11
Gross benefits paid	(258)	(250)	(121)	(110)	(29)	(31)
Currency translation	—	—	(87)	85	(3)	1
Plan amendments	2	1	(3)	(1)	—	—
Other	—	—	3	3	16	11
Balance at December 31	$2,700	$2,824	$1,863	$2,022	$196	$212

Accumulated benefit obligation	$2,686	$2,807	$1,766	$1,922
During 2020, the Company announced it was freezing its United States pension plans for its non-union employees. The freeze was effective January 1, 2021 for non-union U.S. employees whose retirement benefit was determined under a cash balance formula and is effective January 1, 2026 for non-union U.S. employees whose retirement benefit is determined under a final average pay formula.
Actuarial gains related to changes in the United States and Non-United States benefit obligations in 2024 of $20 million and $82 million, respectively, were primarily due to increases in the discount rates used to measure the obligations. Actuarial losses related to changes in the United States and Non-United States benefit obligations in 2023 of $104 million and $104 million, respectively, were primarily due to decreases in the discount rates used to measure the obligations.
Change in Plan Assets

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
(In millions)	2024	2023	2024	2023	2024	2023
Balance at January 1	$2,604	$2,635	$1,633	$1,486	$17	$16
Actual return on plan assets	84	203	(10)	86	1	1
Employer contributions	15	16	95	97	18	20
Gross benefits paid	(258)	(250)	(121)	(110)	(29)	(31)
Currency translation	—	—	(52)	71	—	—
Other	—	—	3	3	11	11
Balance at December 31	$2,445	$2,604	$1,548	$1,633	$18	$17
The components of pension plans with an accumulated benefit obligation in excess of plan assets at December 31 are as follows:

	United States pension liabilities		Non-United States pension liabilities
(In millions)	2024	2023	2024	2023
Accumulated benefit obligation	$2,686	$2,807	$701	$742
Fair value of plan assets	2,445	2,604	209	203

The components of pension plans with a projected benefit obligation in excess of plan assets at December 31 are as follows:

	United States pension liabilities		Non-United States pension liabilities
(In millions)	2024	2023	2024	2023
Projected benefit obligation	$2,700	$2,824	$772	$827
Fair value of plan assets	2,445	2,604	225	228
Other postretirement benefit plans with accumulated postretirement benefit obligations in excess of plan assets have been disclosed in the Obligations and Funded Status table.
Changes in pension and other postretirement benefit liabilities recognized in Accumulated other comprehensive loss are as follows:

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
(In millions)	2024	2023	2024	2023	2024	2023
Balance at January 1	$871	$811	$661	$505	$(93)	$(120)
Prior service cost arising during the year	2	1	(3)	(1)	—	—
Net loss (gain) arising during the year	86	97	62	139	(7)	10
Currency translation	—	—	(18)	29	—	—
Less amounts included in expense during the year	(50)	(38)	(18)	(11)	13	17
Net change for the year	38	60	23	156	6	27
Balance at December 31	$909	$871	$684	$661	$(87)	$(93)
Benefits Expense
The components of retirement benefits expense (income) are as follows:

	United States pension benefit expense			Non-United States pension benefit expense			Other postretirement benefits expense (income)
(In millions)	2024	2023	2022	2024	2023	2022	2024	2023	2022
Service cost	$18	$19	$27	$46	$43	$59	$1	$1	$1
Interest cost	134	142	117	85	85	47	10	10	7
Expected return on plan assets	(190)	(195)	(204)	(134)	(121)	(115)	(1)	(1)	(1)
Amortization	9	4	15	11	7	45	(13)	(17)	(7)
	(29)	(30)	(46)	8	14	37	(3)	(7)	—
Settlements, curtailments, and special termination benefits	41	34	61	7	4	2	—	—	—
Total expense (income)	$12	$4	$15	$15	$18	$39	$(3)	$(7)	$—
The components of retirement benefits expense (income) other than service costs are included in Other income - net.

Retirement Benefits Plans Assumptions
In 2024, 2023 and 2022, for purposes of determining liabilities related to the majority of its plans in the United States, the Company used the Pri-2012 mortality tables as well as mortality tables that are based on the Company's own experience and generational improvement scales that are based on MP-2021.
To estimate the service and interest cost components of net periodic benefit cost for the vast majority of its defined benefits pension and other postretirement benefits plans, the Company used a spot rate approach by applying the specific spot rates along the yield curve used to measure the benefit obligation at the beginning of the period to the relevant projected cash flows.
Pension Plans

	United States pension plans			Non-United States pension plans
	2024	2023	2022	2024	2023	2022
Assumptions used to determine benefit obligation at year-end
Discount rate	5.61%	5.14%	5.47%	4.92%	4.52%	4.83%
Rate of compensation increase	3.32%	3.40%	3.33%	3.16%	3.17%	3.12%
Interest rate used to credit cash balance plans	4.79%	4.01%	3.67%	2.01%	1.59%	2.32%

Assumptions used to determine expense
Discount rate used to determine benefit obligation	5.14%	5.47%	4.30%	4.52%	4.83%	2.01%
Discount rate used to determine service cost	5.24%	5.54%	4.41%	6.00%	5.90%	2.98%
Discount rate used to determine interest cost	4.98%	5.33%	3.94%	4.47%	4.80%	1.84%
Expected long-term return on plan assets	6.50%	6.50%	6.50%	6.79%	6.32%	5.70%
Rate of compensation increase	3.40%	3.33%	3.12%	3.17%	3.12%	3.01%
Interest rate used to credit cash balance plans	4.01%	3.67%	2.62%	1.59%	2.32%	0.56%
The expected long-term rate of return on pension assets was determined for each country and reflects long-term historical data taking into account each plan's target asset allocation. The expected long-term rates of return on pension assets for United States pension plans and Non-United States pension plans for 2025 are 7.00% and 6.63%, respectively. The discount rates were determined using appropriate bond data for each country.
Other Postretirement Benefits Plans
Substantially all of the obligation for other postretirement benefits plans relates to United States plans. Assumptions used to determine other postretirement benefits obligations and expense are as follows:

	Other postretirement benefits plans
	2024	2023	2022
Assumptions used to determine benefit obligation at year-end
Discount rate	5.57%	5.11%	5.46%
Health care cost trend rate assumed for next year	6.70%	7.70%	7.10%
Ultimate health care cost trend rate	4.75%	4.75%	4.75%
Year ultimate health care cost trend rate is achieved	2034	2033	2031

Assumptions used to determine expense
Discount rate used to determine benefit obligation	5.11%	5.46%	2.79%
Discount rate used to determine service cost	5.25%	5.53%	3.03%
Discount rate used to determine interest cost	4.96%	5.32%	2.24%
Initial health care cost trend rate	7.70%	7.10%	7.45%
Ultimate health care cost trend rate	4.75%	4.75%	4.75%
Year ultimate health care cost trend rate is achieved	2033	2031	2031

Employer Contributions to Retirement Benefits Plans
Contributions to pension plans that Eaton expects to make in 2025, and made in 2024, 2023 and 2022, are as follows:

(In millions)	Expected in 2025	2024	2023	2022
United States plans	$29	$15	$16	$30
Non-United States plans	72	95	97	85
Total contributions	$101	$110	$113	$116
The following table provides the estimated pension and other postretirement benefit payments for each of the next five years, and the five years thereafter in the aggregate. For other postretirement benefits liabilities, the Company expects minor subsidy receipts related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 that would reduce the estimated payments listed below.

(In millions)	Estimated United States pension payments	Estimated non-United States pension payments	Estimated other postretirement benefit payments
2025	$291	$112	$16
2026	269	119	15
2027	254	118	19
2028	248	120	18
2029	236	126	17
2030 - 2034	1,049	669	78
Pension Plan Assets
Investment policies and strategies are developed on a country and plan specific basis. The United States plan, representing 61% of worldwide pension assets, and the United Kingdom plans representing 25% of worldwide pension assets, are invested primarily in debt securities largely for liability hedging, as the majority of the assets are in plans that are well-funded. In general, the plans are primarily allocated to diversified high-quality publicly traded debt, primarily through separately managed accounts and commingled funds in the form of common collective and other trusts. The United States plan's target allocation is 15% United States equities, 7% non-United States equities, 3% public real estate (primarily equity of real estate investment trusts), 64% debt securities and 11% other, including private equity, private debt and cash equivalents. The United Kingdom plans' target asset allocations are 16% equities and the remainder in debt securities, cash equivalents and real estate investments. The equity risk for the plans is managed through broad diversification across industries, geographies, and levels of market capitalization. The majority of debt allocations for these plans are longer duration government and corporate debt. The United States, United Kingdom and Canada pension plans are authorized to use derivatives, including the use of futures, swaps and options, to achieve more economically desired market exposures.
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

Pension Plans
A summary of the fair value of pension plan assets at December 31, 2024 and 2023, is as follows:

(In millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)[1]
2024
Common collective trusts
Non-United States equity and global equities	$241	$—	$241	$—
Fixed income	28	—	28	—
Fixed income securities	1,582	—	1,582	—
United States treasuries	461	453	8	—
Real estate	212	63	25	124
Cash equivalents	83	55	28	—
Exchange traded funds	91	91	—	—
Other	402	—	40	362
Common collective and other trusts measured at net asset value	978
Pending purchases and sales of plan assets, and interest receivable	(85)
Total pension plan assets	$3,993	$662	$1,952	$486
1 These pension plan assets include private equity, private credit and private real estate funds that generally have redemption notice periods of six months or longer and are often not eligible for redemption until the underlying assets are liquidated or distributed. The Company has unfunded commitments to these funds of approximately $128 million at December 31, 2024, which will be satisfied by a reallocation of pension plan assets.

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
The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed during 2024 and 2023 due to the following:

(In millions)	Real estate	Other	Total
Balance at January 1, 2023	$199	$360	$559
Actual return on plan assets:
Gains (losses) relating to assets still held at year-end	7	19	26
Purchases, sales, settlements - net	(7)	—	(7)
Transfers into or out of Level 3	—	(9)	(9)
Balance at December 31, 2023	199	370	569
Actual return on plan assets:
Gains (losses) relating to assets still held at year-end	(24)	29	5
Purchases, sales, settlements - net	(51)	(37)	(88)
Transfers into or out of Level 3	—	—	—
Balance at December 31, 2024	$124	$362	$486

Other Postretirement Benefits Plans
A summary of the fair value of other postretirement benefits plan assets at December 31, 2024 and 2023, is as follows:

(In millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
2024
Cash equivalents	$3	$3	$—	$—
Common collective and other trusts measured at net asset value	15
Total other postretirement benefits plan assets	$18	$3	$—	$—

(In millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
2023
Cash equivalents	$2	$2	$—	$—
Common collective and other trusts measured at net asset value	15
Total other postretirement benefits plan assets	$17	$2	$—	$—
Valuation Methodologies
Following is a description of the valuation methodologies used for pension and other postretirement benefits plan assets measured at fair value. There have been no changes in the methodologies used at December 31, 2024 and 2023.
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

(In millions)
2024	$220
2023	201
2022	182

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
Eaton is involved in remedial response and voluntary environmental remediation at a number of sites, including certain of its currently-owned or formerly-owned plants. The Company has also been named a potentially responsible party under the United States federal Superfund law, or the state equivalents thereof, at a number of disposal sites. The Company became involved in these sites as a result of government action or in connection with business acquisitions. At the end of 2024, the Company was involved with a total of 108 sites worldwide, including the Superfund sites mentioned above, with none of these sites being individually significant to the Company.
Remediation activities, generally involving soil and/or groundwater contamination, include pre-cleanup activities such as fact finding and investigation, risk assessment, feasibility study, design and action planning, performance (where actions may range from monitoring, to removal of contaminants, to installation of longer-term remediation systems), and operation and maintenance of a remediation system. The extent of expected remediation activities and costs varies by site. A number of factors affect the cost of environmental remediation, including the number of parties involved at a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing advancement of remediation technology. Taking these factors into account, Eaton has estimated the costs of remediation, which will be paid over a period of years. The Company accrues an amount on an undiscounted basis, consistent with the estimates of these costs, when it is probable that a liability has been incurred. Actual results may differ from these estimates. At December 31, 2024 and 2023, the Company had an accrual totaling $70 million and $71 million, respectively, for these costs.
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

(In millions)	2024	2023	2022
Balance at January 1	$136	$125	$125
Provision	81	100	83
Settled	(65)	(91)	(81)
Other	(3)	2	(2)
Balance at December 31	$150	$136	$125

Note 12.    INCOME TAXES
Eaton Corporation plc is domiciled in Ireland. Income (loss) before income taxes and income tax expense (benefit) are summarized below based on the geographic location of the operation to which such earnings and income taxes are attributable.

	Income (loss) before income taxes
(In millions)	2024	2023	2022
Ireland	$183	$(3)	$198
Foreign	4,383	3,830	2,713
Total income before income taxes	$4,566	$3,827	$2,911

	Income tax expense (benefit)
(In millions)	2024	2023	2022
Current
Ireland	$128	$42	$3
Foreign	794	744	570
Total current income tax expense	922	786	573

Deferred
Ireland	(16)	1	13
Foreign	(138)	(183)	(141)
Total deferred income tax expense (benefit)	(154)	(182)	(128)
Total income tax expense	$768	$604	$445
Reconciliations of income taxes from the Ireland national statutory rate of 25% to the consolidated effective income tax rate are as follows:

	2024	2023	2022
Income taxes at the applicable statutory rate	25.0%	25.0%	25.0%

Ireland operations
Ireland tax on trading income	(0.9)%	(1.3)%	(1.3)%
Nondeductible interest expense	0.9%	2.6%	1.0%
Ireland Other - net	1.2%	(0.2)%	(0.5)%

Foreign operations
Earnings taxed at other than the applicable statutory tax rate	(6.7)%	(9.9)%	(10.2)%
Other items	(0.2)%	2.2%	1.6%

Worldwide operations
Adjustments to tax liabilities	0.1%	(0.2)%	(0.4)%
Adjustments to valuation allowances	(2.6)%	(2.4)%	0.1%
Effective income tax expense rate	16.8%	15.8%	15.3%
During 2024, income tax expense of $768 million was recognized (an effective tax rate of 16.8%) compared to income tax expense of $604 million in 2023 (an effective tax rate of 15.8%) and income tax expense of $445 million in 2022 (an effective tax rate of 15.3%). The increase in the effective tax rate from 15.8% in 2023 to 16.8% in 2024 was due to greater levels of income earned in higher tax jurisdictions, partially offset by a larger impact from the excess tax benefits recognized for employee share-based payments and the reduction of valuation allowances on foreign tax attributes. The increase in the effective tax rate from 15.3% in 2022 to 15.8% in 2023 was due to greater levels of income earned in higher tax jurisdictions, partially offset by the reduction of valuation allowances on foreign tax attributes.

No provision has been made for income taxes on undistributed earnings of foreign subsidiaries of approximately $33.1 billion at December 31, 2024, since it is the Company's intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries. The Company expects to deploy capital to those markets which offer particularly attractive growth opportunities. The cash that is permanently reinvested is typically used to expand operations either organically or through acquisitions. It is not practicable to estimate the additional income taxes and applicable withholding taxes that would be payable on the remittance of such undistributed earnings.
Worldwide income tax payments, net of tax refunds, are as follows:

(In millions)
2024	$752
2023	727
2022	393
Deferred Income Tax Assets and Liabilities
Components of noncurrent deferred income taxes are as follows:

	December 31
	2024	2023
(In millions)	Noncurrent assets and liabilities
Accruals and other adjustments
Employee benefits	$295	$328
Depreciation and amortization	(791)	(929)
Other accruals and adjustments	460	408
Ireland income tax loss carryforwards	1	2
Foreign income tax loss carryforwards	3,674	3,878
Foreign income tax credit carryforwards	252	247
Valuation allowance for income tax loss and income tax credit carryforwards	(3,556)	(3,828)
Other valuation allowances	—	(50)
Total deferred income taxes	$334	$56
At December 31, 2024, Eaton Corporation plc and its foreign subsidiaries had income tax loss carryforwards and income tax credit carryforwards that are available to reduce future taxable income or tax liabilities. These carryforwards and their respective expiration dates are summarized below:

(In millions)	2025 through 2029	2030 through 2034	2035 through 2039	2040 through 2049	Not subject to expiration	Valuation allowance
Ireland income tax loss carryforwards	$—	$—	$—	$—	$9	$—
Ireland deferred income tax assets for income tax loss carryforwards	—	—	—	—	1	(1)
Foreign income tax loss carryforwards	40	462	11,172	122	5,627	—
Foreign deferred income tax assets for income tax loss carryforwards	11	112	2,670	30	853	(3,417)
Foreign deferred income tax assets for income tax loss carryforwards after ASU 2013-11	10	112	2,670	30	852	(3,417)
Foreign income tax credit carryforwards	176	39	35	4	40	(138)
Foreign income tax credit carryforwards after ASU 2013-11	145	31	32	4	40	(138)

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
Unrecognized Income Tax Benefits
A summary of gross unrecognized income tax benefits is as follows:

(In millions)	2024	2023	2022
Balance at January 1	$1,300	$1,235	$1,120
Increases and decreases as a result of positions taken during prior years
Other increases, including currency translation	22	42	36
Other decreases, including currency translation	(22)	(5)	(16)
Increases related to acquired businesses	—	—	10
Increases as a result of positions taken during the current year	93	86	97
Decreases relating to settlements with tax authorities	(18)	(6)	—
Decreases as a result of a lapse of the applicable statute of limitations	(14)	(52)	(12)
Balance at December 31	$1,361	$1,300	$1,235
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
If all unrecognized income tax benefits were recognized, the net impact on the provision for income tax expense would be $936 million.
As of December 31, 2024 and 2023, Eaton had accrued approximately $225 million and $188 million, respectively, for the payment of worldwide interest and penalties, which are not included in the table of unrecognized income tax benefits above. Eaton recognizes interest and penalties related to unrecognized income tax benefits in the provision for income tax expense.
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
Brazil Tax Years 2005-2012
The Company has two Brazilian tax cases primarily relating to the amortization of certain goodwill generated from the acquisition of third-party businesses and corporate reorganizations. One case involves tax years 2005-2008 (Case 1), and the other involves tax years 2009-2012 (Case 2). Case 2 is proceeding on a more accelerated timeline than Case 1. For Case 2, the Company received a tax assessment in 2014 that included interest and penalties. In November 2019, the Company received an unfavorable result at the final tax administrative appeals level, resulting in an alleged tax deficiency of $21 million plus $100 million of interest and penalties (translated at the December 31, 2024 exchange rate). The Company is challenging this assessment in the judicial system and, on April 18, 2022, received an unfavorable decision at the first judicial level. On April 27, 2022, the Company filed a motion for clarification relating to that decision. On May 20, 2022, the court largely upheld its prior decision without further clarification. On June 9, 2022, the Company filed its notice of appeal to the second level court. On July 11, 2024, the court published a favorable decision resulting in the cancellation of an additional 75% penalty imposed by the tax authorities. As a result of the favorable decision, the alleged interest and penalties was reduced from $100 million to $71 million (translated at the December 31, 2024 exchange rate). The Company intends to continue its challenge of the assessment in the judicial system.
As previously disclosed for Case 1, the Company received a separate tax assessment alleging a tax deficiency of $27 million plus $99 million of interest and penalties (translated at the December 31, 2024 exchange rate), which the Company is challenging in the judicial system. On April 4, 2024, the court published a favorable decision resulting in a reduction to the Case 1 assessment for the goodwill generated from the acquisition of a third-party business. In the same decision, the court confirmed the cancellation of an additional 75% penalty imposed by the tax authorities. As a result of the favorable decision, the alleged tax deficiency was reduced to $25 million plus $79 million of interest and penalties (translated at the December 31, 2024 exchange rate). The remainder of Case 1 is still pending resolution at the first judicial level.
Both cases are expected to take several years to resolve through the Brazilian judicial system and require provision of certain assets as security for the alleged deficiencies. As of December 31, 2024, the Company pledged Brazilian real estate assets with net book value of $16 million and provided additional security in the form of bank secured bonds and insurance bonds totaling $114 million and a cash deposit of $22 million (translated at the December 31, 2024 exchange rate).
United States Tax Disputes
The IRS typically audits large corporate taxpayers on a continuous basis, generally resulting in many open tax years if there are disputed tax positions upon completion of the audits. The IRS has completed its examination of the consolidated income tax returns of the Company’s United States subsidiaries (Eaton US) for 2007 through 2016 and the statuses of the various tax years are discussed below. The IRS has challenged certain tax positions of Eaton US, and the Company is attempting to resolve those issues in litigation and the IRS administrative process, as described in more detail below. The IRS is currently examining tax years 2017 through 2019, and the statute of limitations for those years is open until June 30, 2026. Tax years 2020 and later are subject to future examination by the IRS. Income tax returns of states and localities within the United States will be reopened to the extent of United States federal income tax adjustments. For some states and localities, the statute of limitations is open as early as the 2007 tax year. The Eaton US tax positions challenged by the IRS are items that recur beyond the tax years for which the IRS has proposed adjustments. Eaton believes that its interpretations of tax laws and application of tax laws to its facts are correct. However, if there is a final unfavorable resolution of any of the issues discussed below, it may have a material adverse impact on the Company’s consolidated financial statements.

U.S. Tax Years 2007-2010
In 2014, the IRS issued a Statutory Notice of Deficiency for Eaton US for the 2007 through 2010 tax years (the 2007-10 Notice), which Eaton US contested in Tax Court. The 2007-10 Notice proposed assessments of $190 million in additional taxes plus $72 million in penalties, net of agreed credits and deductions. The proposed assessments pertained to: (i) transfer pricing adjustments for products manufactured in the Company's facilities in Puerto Rico and the Dominican Republic and sold to affiliated companies located in the United States, and (ii) the separate proposed assessment noted below. The proposed assessment in the 2007-10 Notice for transfer pricing adjustments has been resolved in Tax Court. Eaton US set its transfer prices for products sold between these affiliates at the same prices that Eaton US sells such products to third parties as required by two successive Advance Pricing Agreements (APAs) Eaton US entered into with the IRS that governed the 2005-2010 tax years. Eaton US has continued to apply the APA pricing methodology for 2011 through the current reporting period. In 2011, the IRS sent a letter to Eaton stating that it was retrospectively canceling the APAs. The issue in Tax Court involved whether the IRS improperly cancelled the APAs. On July 26, 2017, the Tax Court issued a ruling in which it agreed with Eaton US that the IRS must abide by the terms of the APAs for the tax years 2005-2006. On May 24, 2021, the IRS filed a notice to appeal the Tax Court’s ruling to the United States Sixth Circuit Court of Appeals. In July 2022, the Sixth Circuit panel heard oral arguments, and on August 25, 2022, issued a ruling in favor of Eaton US, confirming that the IRS must abide by the terms of the APAs. The Sixth Circuit Court of Appeals ruling for tax years 2005-2006 also resolved the APA cancellation issue for the 2007-2010 years. The ruling on the APA issue did not have a material impact on Eaton’s consolidated financial statements. Eaton and the IRS recognized that the ruling on the enforceability of the APA did not address a secondary issue regarding the transfer pricing for a certain royalty paid from 2006-2010. On November 15, 2023, the IRS also agreed to use the royalty rate reported by Eaton for the 2007-2010 tax years. On October 21, 2024, the IRS confirmed to the Tax Court that the Company was not liable for penalties related to the APA cancellation issue.
The 2007-10 Notice also included a separate proposed assessment involving the recognition of income for several of Eaton US’s controlled foreign corporations. The Company believes that the proposed assessment is without merit and contested the matter in Tax Court. In October 2017, Eaton and the IRS both moved for partial summary judgment on this issue. On February 25, 2019, the Tax Court granted the IRS’s motion for partial summary judgment and denied Eaton’s. The Company intends to appeal the Tax Court’s partial summary judgment decision to the United States Sixth Circuit Court of Appeals. The total potential impact of the Tax Court's partial summary judgment decision on the controlled foreign corporation income recognition issue is not estimable until all matters in the open tax years have been resolved.
U.S. Tax Years 2011-2013
In 2018, the IRS completed its examination of Eaton US for tax years 2011 through 2013 and proposed adjustments. Those adjustments were the subject of administrative appeals, which concluded without resolution. As a result, on December 21, 2022, the IRS issued Statutory Notices of Deficiency for Eaton US for these tax years (the 2011-2013 Notice) proposing assessments of $749 million in additional taxes plus $110 million in penalties, net of agreed credits and deductions. The proposed assessments pertain to: (i) transfer pricing adjustments similar to those proposed in the 2007-10 Notice for products manufactured in the Company’s facilities in Puerto Rico and the Dominican Republic and sold to affiliated companies located in the U.S.; (ii) adjustments involving the recognition of income for several of Eaton US’s controlled foreign corporations; (iii) transfer pricing adjustments for products manufactured in one of the Company’s facilities in Mexico and sold to affiliated companies located in the U.S.; and (iv) adjustments challenging the appropriate interest rate on intercompany debt and amount of intercompany fees charged for financial guarantees on external debt. On March 3, 2023, the Company filed its petition to the U.S. Tax Court. The Company will vigorously defend its positions through litigation, which will take several years for final resolution.
U.S. Tax Years 2014-2016
In 2021, the IRS completed its examination of Eaton US for tax years 2014 through 2016 and has proposed adjustments, including: (i) transfer pricing adjustments similar to those proposed in the 2007-10 and 2011-2013 Notices for products manufactured in the Company’s facilities in Puerto Rico, and the Dominican Republic and sold to affiliated companies located in the U.S.; (ii) transfer pricing adjustments similar to those proposed in the 2011-2013 Notice for products manufactured in one of the Company’s facilities in Mexico and sold to affiliated companies located in the U.S.; and (iii) adjustments similar to those proposed in the 2011-2013 Notice challenging the appropriate interest rate on intercompany debt and amount of intercompany fees charged for financial guarantees on external debt. On November 29, 2021, the case was formally assigned to administrative appeals, and the Company will attempt to resolve certain of the issues in this administrative forum. However, if acceptable resolutions are not achieved, the Company will vigorously defend its positions through litigation, which if undertaken will likely take several years for final resolution. The statute of limitations on these tax years currently remains open until June 30, 2026.

Note 13.    EATON SHAREHOLDERS' EQUITY
There are 750 million Eaton ordinary shares authorized ($0.01 par value per share), 392.9 million and 399.4 million of which were issued and outstanding at December 31, 2024 and 2023, respectively. Eaton's Memorandum and Articles of Association authorized 40 thousand deferred ordinary shares (€1.00 par value per share) and 10 thousand preferred A shares ($1.00 par value per share), all of which were issued and outstanding at December 31, 2024 and 2023, and 10 million serial preferred shares ($0.01 par value per share), none of which is outstanding at December 31, 2024 and 2023. At December 31, 2024, there were 9,117 holders of record of Eaton ordinary shares. Additionally, 13,949 current and former employees were shareholders through participation in the Eaton Savings Plan, the Eaton Personal Investment Plan, or The Eaton Puerto Rico Retirement Savings Plan.
On February 23, 2022, the Board of Directors adopted a share repurchase program for repurchases of ordinary shares up to $5.0 billion to be made during the three-year period commencing on that date (2022 Program). Under the 2022 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During 2024 and 2022, 7.8 million and 2.0 million ordinary shares were repurchased under the 2022 Program in the open market at a total cost of $2.5 billion and $286 million, respectively. During 2023, no ordinary shares were repurchased. On February 27, 2025, the Board of Directors renewed the 2022 Program by providing authority for up to $9.0 billion in repurchases to be made during the three-year period commencing on that date (2025 Program).
Eaton has deferral plans that permit certain employees and directors to defer a portion of their compensation. A trust contains $3 million of ordinary shares and marketable securities at December 31, 2024 and 2023 to fund a portion of these liabilities. The marketable securities were included in Other assets and the ordinary shares were included in Shareholders' equity at historical cost.
On February 27, 2025, Eaton's Board of Directors declared a quarterly dividend of $1.04 per ordinary share, an 11% increase over the dividend paid in the fourth quarter of 2024. The dividend is payable on March 28, 2025 to shareholders of record on March 10, 2025.
Comprehensive Income (Loss)
Comprehensive income (loss) consists primarily of net income, currency translation and related hedging instruments, changes in unrecognized costs of pension and other postretirement benefits, and changes in the effective portion of open derivative contracts designated as cash flow hedges. The following table summarizes the pre-tax and after-tax amounts recognized in Comprehensive income (loss):

	2024		2023		2022
(In millions)	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Currency translation and related hedging instruments
Gain (loss) from currency translation and related hedging instruments	$(358)	$(355)	$252	$247	$(632)	$(647)
Amortization of gains on net investment hedges (amount excluded from effectiveness testing) reclassified to earnings	(15)	(15)	(12)	(12)	—	—
	(373)	(370)	241	235	(632)	(647)

Pensions and other postretirement benefits
Prior service credit (cost) arising during the year	1	1	—	—	—	—
Net gain (loss) arising during the year	(141)	(104)	(246)	(189)	45	31
Currency translation	18	13	(29)	(21)	65	56
Amortization of actuarial loss and prior service cost reclassified to earnings	55	41	32	24	116	89
	(67)	(49)	(243)	(185)	226	175

Cash flow hedges
Gain on derivatives designated as cash flow hedges	(6)	(5)	63	50	210	166
Changes in cash flow hedges reclassified to earnings	(16)	(12)	(78)	(61)	(9)	(7)
	(22)	(17)	(14)	(11)	201	159
Other comprehensive income (loss) attributable to Eaton ordinary shareholders	$(462)	$(436)	$(17)	$39	$(205)	$(313)

The changes in Accumulated other comprehensive loss are as follows:

(In millions)	Currency translation and related hedging instruments	Pensions and other postretirement benefits	Cash flow hedges	Total
Balance at January 1, 2024	$(3,029)	$(995)	$118	$(3,906)
Other comprehensive income (loss) before reclassifications	(355)	(90)	(5)	(450)
Amounts reclassified from Accumulated other comprehensive loss (income)	(15)	41	(12)	14
Net current-period Other comprehensive income (loss)	(370)	(49)	(17)	(436)
Balance at December 31, 2024	$(3,399)	$(1,044)	$101	$(4,342)
The reclassifications out of Accumulated other comprehensive loss are as follows:

(In millions)	December 31, 2024		Consolidated Statements of Income classification
Gains and (losses) on net investment hedges (amount excluded from effectiveness testing)
Currency exchange contracts	$15		Interest expense - net
Tax expense	—
Total, net of tax	15

Amortization of defined benefits pensions and other postretirement benefits items
Actuarial loss and prior service cost	(55)	1
Tax benefit	15
Total, net of tax	(41)

Gains and (losses) on cash flow hedges
Floating-to-fixed interest rate swaps	13		Interest expense - net
Currency exchange contracts	(1)		Net sales and Cost of products sold
Commodity contracts	4		Cost of products sold
Tax expense	(3)
Total, net of tax	12

Total reclassifications for the period	$(14)
1 These components of Accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 10 for additional information about pension and other postretirement benefits items.

Net Income Per Share Attributable to Eaton Ordinary Shareholders
A summary of the calculation of net income per share attributable to Eaton ordinary shareholders is as follows:

(In millions except for per share data)	2024	2023	2022
Net income attributable to Eaton ordinary shareholders	$3,794	$3,218	$2,462

Weighted-average number of ordinary shares outstanding - diluted	399.4	401.1	400.8
Less dilutive effect of equity-based compensation	1.8	2.0	2.1
Weighted-average number of ordinary shares outstanding - basic	397.6	399.1	398.7

Net income per share attributable to Eaton ordinary shareholders
Diluted	$9.50	$8.02	$6.14
Basic	9.54	8.06	6.17
In 2024 and 2023, all stock options were included in the calculation of diluted net income per share attributable to Eaton ordinary shareholders because they were all dilutive. In 2022, 0.1 million of stock options were excluded from the calculation of diluted net income per share attributable to Eaton ordinary shareholders because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive.

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
Restricted Stock Units and Awards
Restricted stock units (RSUs) and restricted stock awards (RSAs) have been issued to certain employees and directors. The fair value of RSUs and RSAs are determined based on the closing market price of the Company’s ordinary shares at the date of grant. The RSUs entitle the holder to receive one ordinary share for each RSU upon vesting, generally over three years. RSAs are issued and outstanding at the time of grant, but remain subject to forfeiture until vested, generally over ten years. A summary of the RSU and RSA activity for 2024 is as follows:

(Restricted stock units and awards in millions)	Number of restricted stock units and awards	Weighted-average fair value per unit and award
Non-vested at January 1	0.9	$150.55
Granted	0.3	289.23
Vested	(0.4)	163.32
Forfeited	—	197.75
Non-vested at December 31	0.7	$202.76
Information related to RSUs and RSAs is as follows:

(In millions)	2024	2023	2022
Pre-tax expense for RSUs and RSAs	$74	$65	$65
After-tax expense for RSUs and RSAs	58	51	51
Fair value of vested RSUs and RSAs	126	84	98
As of December 31, 2024, total compensation expense not yet recognized related to non-vested RSUs and RSAs was $93 million, and the weighted-average period in which the expense is expected to be recognized is 2.3 years. Excess tax benefit for RSUs and RSAs totaled $8 million, $4 million, and $5 million for 2024, 2023, and 2022, respectively.

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

	2024	2023	2022
Expected volatility	26%	27%	35%
Risk-free interest rate	4.36%	4.35%	1.71%
Weighted-average fair value of PSUs granted	$362.38	$203.18	$171.63
A summary of these PSUs that vested is as follows:

(Performance share units in millions)	2024	2023	2022
Percent payout	163%	187%	178%
Shares vested	0.2	0.3	0.4
A summary of the 2024 activity for these PSUs is as follows:

(Performance share units in millions)	Number of performance share units	Weighted-average fair value per unit
Non-vested at January 1	0.3	$162.67
Granted[1]	0.1	362.38
Adjusted for performance results achieved[2]	0.1	171.63
Vested	(0.2)	171.63
Forfeited	—	228.66
Non-vested at December 31	0.2	$248.21
1 Performance shares granted assuming the Company will perform at target relative to peers.
2 Adjustments for the number of shares vested under the 2022 awards at the end of the three-year performance period ended December 31, 2024, being higher than the target number of shares.
Information related to PSUs is as follows:

(In millions)	2024	2023	2022
Pre-tax expense for PSUs	$23	$22	$21
After-tax expense for PSUs	18	17	17
As of December 31, 2024, total compensation expense not yet recognized related to non-vested PSUs was $36 million and the weighted-average period in which the expense is to be recognized is 1.7 years. Excess tax benefit for PSUs totaled $11 million, $7 million, and $10 million for 2024, 2023, and 2022, respectively.

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

	2024	2023	2022
Expected volatility	29%	27%	27%
Expected option life in years	6.3	6.3	6.6
Expected dividend yield	1.5%	2.0%	2.0%
Risk-free interest rate	4.0 to 4.5%	4.1 to 4.3%	0.3 to 3.0%
Weighted-average fair value of stock options granted	$93.42	$48.79	$36.56
A summary of stock option activity is as follows:

(Options and aggregate intrinsic value in millions)	Weighted-average exercise price per option	Options	Weighted-average remaining contractual life in years	Aggregate intrinsic value
Outstanding at January 1, 2024	$103.76	2.2
Granted	288.50	0.2
Exercised	88.51	(0.8)
Forfeited and canceled	164.15	—
Outstanding at December 31, 2024	$130.25	1.6	5.4	$313

Exercisable at December 31, 2024	$102.36	1.2	4.5	$273
Reserved for future grants at December 31, 2024		18.2
The aggregate intrinsic value in the table above represents the total excess of the $331.87 closing price of Eaton ordinary shares on the last trading day of 2024 over the exercise price of the stock option, multiplied by the related number of options outstanding and exercisable. The aggregate intrinsic value is not recognized for financial accounting purposes and the value changes based on the daily changes in the fair market value of the Company's ordinary shares.
Information related to stock options is as follows:

(In millions)	2024	2023	2022
Pre-tax expense for stock options	$11	$10	$11
After-tax expense for stock options	9	8	9
Proceeds from stock options exercised	69	78	28
Income tax benefit related to stock options exercised
Tax benefit classified in operating activities in the Consolidated Statements of Cash Flows	30	22	6
Intrinsic value of stock options exercised	165	116	29
Total fair value of stock options vested	$11	$10	$11

Stock options exercised	0.8	1.0	0.4
As of December 31, 2024, total compensation expense not yet recognized related to non-vested stock options was $14 million, and the weighted-average period in which the expense is expected to be recognized is 1.9 years.

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
A summary of financial instruments and contingent consideration recognized at fair value, and the fair value measurements used, is as follows:

(In millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
December 31, 2024
Cash	$555	$555	$—	$—
Short-term investments	1,525	1,525	—	—
Net derivative contracts	(16)	—	(16)	—
Contingent future payments from acquisition of Green Motion	(6)	—	—	(6)

December 31, 2023
Cash	$488	$488	$—	$—
Short-term investments	2,121	2,121	—	—
Net derivative contracts	11	—	11	—
Contingent future payments from acquisition of Green Motion	(18)	—	—	(18)
Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities.
On March 22, 2021, Eaton acquired Green Motion SA, a leading designer and manufacturer of electric vehicle charging hardware and related software based in Switzerland. Green Motion SA was acquired for $106 million, including $49 million of cash paid at closing and an initial estimate of $57 million for the fair value of contingent future consideration based on 2023 and 2024 revenue performance. The fair value of contingent consideration liabilities is estimated by discounting contingent payments expected to be made, and may increase or decrease based on changes in revenue estimates and discount rates, with a maximum possible undiscounted value of $113 million. As of December 31, 2024, the fair value of the contingent future payments has been reduced to $6 million based primarily on lower revenue in 2023 and 2024 compared to the initial estimates at closing. This reduction is presented in Other income - net on the Consolidated Statements of Income.
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $9,152 million and fair value of $8,651 million at December 31, 2024 compared to $9,261 million and $8,924 million, respectively, at December 31, 2023. The fair value of Eaton's debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and is considered a Level 2 fair value measurement.

Short-Term Investments
Eaton invests excess cash generated from operations in short-term marketable investments. Short-term investments are recorded at carrying value, which approximates the fair value due to the short-term maturities of these investments. A summary of short-term investments is as follows:

	December 31
(In millions)	2024	2023
Time deposits and certificates of deposit with banks	$157	$299
Money market investments	1,368	1,822
Total short-term investments	$1,525	$2,121

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

Interest Rate Risk
Eaton enters into fixed-to-floating interest rate swaps to manage interest rate risk of certain long-term debt. These interest rate swaps are accounted for as fair value hedges of certain long-term debt. Eaton also enters into forward starting floating-to-fixed interest rate swaps to manage interest rate risk on future anticipated debt issuances. These are accounted for as cash flow hedges.
A summary of interest rate swaps outstanding at December 31, 2024, is as follows:
Forward Starting Floating-to-Fixed Interest Rate Swaps

(Notional amount in millions)
Notional amount	Floating interest rate to be received	Fixed interest rate to be paid	Basis for contracted floating interest rate received
$78	—%	2.52%	6 month Euribor
78	—%	2.38%	6 month Euribor
Derivative Financial Statement Impacts
The fair value of derivative financial instruments recognized in the Consolidated Balance Sheets is as follows:

(In millions)	Notional amount	Other current assets	Other noncurrent assets	Other current liabilities	Other noncurrent liabilities	Type of hedge	Term
December 31, 2024
Derivatives designated as hedges
Forward starting floating-to-fixed interest rate swaps	$156	$—	$—	$—	$1	Cash flow	11 years
Currency exchange contracts	499	12	—	14	—	Cash flow	1 to 13 months
Commodity contracts	4	—	—	—	—	Cash flow	1 to 11 months
Currency exchange contracts	545	3	—	—	—	Net investment	3 months
Total		$15	$—	$14	$1

Derivatives not designated as hedges
Currency exchange contracts	$4,945	$13		$29			1 to 7 months

December 31, 2023
Derivatives designated as hedges
Forward starting floating-to-fixed interest rate swaps	$165	$—	$—	$—	$3	Cash flow	8 years
Currency exchange contracts	505	17	3	7	1	Cash flow	1 to 25 months
Commodity contracts	54	1	—	1	—	Cash flow	1 to 12 months
Currency exchange contracts	564	—	—	1	—	Net investment	3 months
Total		$17	$3	$9	$4

Derivatives not designated as hedges
Currency exchange contracts	$4,797	$12		$8			1 to 7 months
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
Foreign currency denominated debt designated as non-derivative net investment hedging instruments had a carrying value on an after-tax basis of $3,105 million and $3,140 million at December 31, 2024 and 2023, respectively.

As of December 31, 2024, the volume of outstanding commodity contracts that were entered into to hedge forecasted transactions:

Commodity	December 31, 2024		Term
Copper	1	Millions of pounds	1 to 11 months
Gold	165	Troy ounces	1 month

The following amounts were recorded on the Consolidated Balance Sheets related to fixed-to-floating interest rate swaps:

(In millions)	Carrying amount of the hedged assets (liabilities)		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged asset (liabilities)[1]
Location on Consolidated Balance Sheets	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Long-term debt	$(647)	$(713)	$(37)	$(42)
1 At December 31, 2024 and 2023, these amounts include the cumulative liability amount of fair value hedging adjustments remaining for which the hedge accounting has been discontinued of $37 million and $42 million, respectively.
The impact of cash flow and fair value hedging activities to the Consolidated Statements of Income is as follows:

	2024
(In millions)	Net sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$24,878	$15,375	$130

Gain (loss) on derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps
Hedged item	$—	$—	$(13)
Derivative designated as hedging instrument	—	—	13

Currency exchange contracts
Hedged item	$2	$(1)	$—
Derivative designated as hedging instrument	(2)	1	—

Commodity contracts
Hedged item	$—	$(4)	$—
Derivative designated as hedging instrument	—	4	—

	2023
(In millions)	Net sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$23,196	$14,762	$151

Gain (loss) on derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps
Hedged item	$—	$—	$(13)
Derivative designated as hedging instrument	—	—	13

Currency exchange contracts
Hedged item	$(2)	$(58)	$—
Derivative designated as hedging instrument	2	58	—

Commodity contracts
Hedged item	$—	$(1)	$—
Derivative designated as hedging instrument	—	1	—

	2022
(In millions)	Net sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$20,752	$13,865	$144

Gain (loss) on derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps
Hedged item	$—	$—	$(4)
Derivative designated as hedging instrument	—	—	4

Currency exchange contracts
Hedged item	$17	$(26)	$—
Derivative designated as hedging instrument	(17)	26	—

Commodity contracts
Hedged item	$—	$4	$—
Derivative designated as hedging instrument	—	(4)	—

Gain (loss) on derivatives designated as fair value hedges
Fixed-to-floating interest rate swaps
Hedged item	$—	$—	$8
Derivative designated as hedging instrument	—	—	(8)

The impact of derivatives not designated as hedges to the Consolidated Statements of Income is as follows:

	Gain (loss) recognized in Consolidated Statements of Income			Consolidated Statements of Income classification
(In millions)	2024	2023	2022
Gain (loss) on derivatives not designated as hedges
Currency exchange contracts	$(14)	$57	$(56)	Interest expense - net
Commodity contracts	—	—	(15)	Other income - net
Total	$(14)	$57	$(71)
The impact of derivative and non-derivative instruments designated as hedges to the Consolidated Statements of Income and Comprehensive Income is as follows:

	Gain (loss) recognized in other comprehensive (loss) income
(In millions)	2024	2023	2022
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	$5	$(2)	$202
Currency exchange contracts	(15)	66	13
Commodity contracts	4	—	(5)

Derivatives designated as net investment hedges
Currency exchange contracts
Effective portion	19	8	—
Amount excluded from effectiveness testing	12	15	—

Non-derivative designated as net investment hedges
Foreign currency denominated debt	191	(110)	171
Total	$216	$(24)	$381

	Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
(In millions)		2024	2023	2022
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	Interest expense - net	$13	$13	$4
Currency exchange contracts	Net sales and Cost of products sold	(1)	64	9
Commodity contracts	Cost of products sold	4	1	(4)

Derivatives designated as net investment hedges
Currency exchange contracts
Effective portion	Gain (loss) on sale of business	—	—	—
Amount excluded from effectiveness testing	Interest expense - net	15	12	—

Non-derivative designated as net investment hedges
Foreign currency denominated debt	Gain (loss) on sale of business	—	—	—
Total		$31	$89	$9
The pre-tax portion of the fair value of currency exchange contracts designated as net investment hedges included in Accumulated other comprehensive loss were net gains of $27 million at December 31, 2024. The pre-tax portion of the fair value of the forward points included in Accumulated other comprehensive loss were net gains of $1 million at December 31, 2024.
At December 31, 2024, a gain of $3 million of estimated unrealized net gains or losses associated with our cash flow hedges were expected to be reclassified to income from Accumulated other comprehensive loss within the next twelve months. These reclassifications relate to our designated foreign currency and commodity hedges that will mature in the next twelve months.

Note 17.    RESTRUCTURING CHARGES
In the second quarter of 2020, Eaton initiated a multi-year restructuring program to reduce its cost structure and gain efficiencies in its business segments and at corporate in order to initially respond to declining market conditions brought on by the COVID-19 pandemic. Since the inception of the program, the Company incurred expenses of $199 million for workforce reductions and $184 million for plant closing and other costs, resulting in total charges of $382 million through December 31, 2023. This multi-year restructuring program was substantially complete at the end of 2023, with final payments primarily made in 2024.
During the first quarter of 2024, Eaton implemented a new multi-year restructuring program to accelerate opportunities to optimize its operations and global support structure. These actions will better align the Company's functions to support anticipated growth and drive greater effectiveness throughout the Company. Restructuring charges incurred under this program were $202 million in 2024. This restructuring program is expected to be completed in 2026 and is expected to incur additional expenses related to workforce reductions of $183 million and plant closing and other costs of $90 million, resulting in total estimated charges of $475 million for the entire program.
A summary of restructuring program charges (income) is as follows:

(In millions except for per share data)	2024	2023	2022
Workforce reductions	$120	$19	$(13)
Plant closing and other	83	38	47
Total before income taxes	202	57	33
Income tax benefit	43	11	4
Total after income taxes	$160	$46	$29
Per ordinary share - diluted	$0.40	$0.11	$0.07
Restructuring program charges (income) related to the following segments:

(In millions)	2024	2023	2022
Electrical Americas	$12	$5	$17
Electrical Global	88	26	14
Aerospace	9	5	8
Vehicle	40	6	(15)
eMobility	25	7	1
Corporate	29	8	8
Total	$202	$57	$33
A summary of liabilities related to workforce reductions, plant closing, and other associated costs is as follows:

(In millions)	Workforce reductions	Plant closing and other	Total
Balance at January 1, 2024	$35	$6	$41
Liability recognized, net	120	83	202
Payments, utilization and translation	(59)	(81)	(141)
Balance at December 31, 2024	$96	$7	$103
These restructuring program charges (income) were included in Cost of products sold, Selling and administrative expense, Research and development expense, or Other income – net, as appropriate. In Business Segment Information, these restructuring program charges are treated as Corporate items. See Note 19 for additional information about business segments.

Note 18.    GOVERNMENT GRANTS
The Company recognizes the benefit of government grants when they are probable of being received and the specified conditions associated with the grants have been satisfied. Grants for capital investments are generally recognized as deferred income on the Consolidated Balance Sheet, then amortized to income over the life of the related assets. Grants for other expenses are recognized as reductions of the related expense over the period incurred.
In 2024, the Company entered into an agreement to receive government grants from a non-Irish government entity. The grants will be recognized over the term of the agreement beginning in 2024 through 2033. The terms of the agreement and the commitments made by the Company and the government entity have been omitted because they are legally prohibited from being disclosed. Under the agreement, for the year ended December 31, 2024, the Company reduced Selling and administrative expense by $1 million on the Consolidated Statement of Income. As of December 31, 2024, the Company recognized unamortized deferred income of $9 million within Other current liabilities on the Consolidated Balance Sheet.
For the years ended December 31, 2023 and 2022, government grants did not have a material impact on the consolidated financial statements.

Note 19.    BUSINESS SEGMENT INFORMATION
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance. The Company's chief operating decision maker is the chairman and chief executive officer. Eaton’s segments are as follows:
Electrical Americas and Electrical Global
The Electrical Americas segment consists of electrical components, industrial components, power distribution and assemblies, residential products, single phase power quality and connectivity, three phase power quality, wiring devices, circuit protection, utility power distribution, power reliability equipment, and services that are primarily produced and sold in North and South America. The Electrical Global segment consists of electrical components, industrial components, power distribution and assemblies, single phase and three phase power quality, and services that are primarily produced and sold outside of North and South America; as well as hazardous duty electrical equipment, emergency lighting, fire detection, intrinsically safe explosion-proof instrumentation, and structural support systems that are produced and sold globally. The principal markets for these segments are industrial, institutional, governmental, utility, commercial, residential and information technology. These products are used wherever there is a demand for electrical power in data centers, utilities, industrial and energy facilities, commercial buildings, apartment and office buildings, hospitals, factories, and residencies. The segments share certain common global customers, but a large number of customers are located regionally. Sales are made through distributors, resellers, and manufacturers’ representatives, as well as directly to original equipment manufacturers, utilities, and certain other end users.
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
Other Information
No single customer represented greater than 10% of net sales in 2024, 2023 or 2022, respectively.
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
The chief operating decision maker uses segment operating profit (loss) as an input to assess segment performance and determine appropriate resource allocations, including capital, financial, and employee resources. Segment operating profit (loss) results are regularly evaluated versus annual profit plan, forecast and/or prior year.
Other segment items are primarily comprised of Cost of products sold, Selling and administrative expense, Research and development expense, depreciation of property, plant and equipment, and certain items included in Other income - net on the Consolidated Statements of Income. The Company's chief operating decision maker manages these items on a consolidated basis.
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

Business Segment Information

(In millions)	2024	2023	2022
Net sales
Electrical Americas	$11,436	$10,098	$8,497
Electrical Global	6,248	6,084	5,848
Aerospace	3,744	3,413	3,039
Vehicle	2,790	2,965	2,830
eMobility	662	636	538
Total net sales	$24,878	$23,196	$20,752

Other segment items
Electrical Americas	$7,981	$7,423	$6,584
Electrical Global	5,099	4,908	4,714
Aerospace	2,885	2,633	2,334
Vehicle	2,288	2,483	2,377
eMobility	669	657	547
Total other segment items	$18,919	$18,103	$16,556

Segment operating profit (loss)
Electrical Americas	$3,455	$2,675	$1,913
Electrical Global	1,149	1,176	1,134
Aerospace	859	780	705
Vehicle	502	482	453
eMobility	(7)	(21)	(9)
Total segment operating profit	5,959	5,093	4,196

Corporate
Intangible asset amortization expense	(425)	(450)	(499)
Interest expense - net	(130)	(151)	(144)
Pension and other postretirement benefits income	40	46	43
Restructuring program charges	(202)	(57)	(33)
Other expense - net	(675)	(654)	(653)
Income before income taxes	4,566	3,827	2,911
Income tax expense	768	604	445
Net income	3,798	3,223	2,465
Less net income for noncontrolling interests	(4)	(5)	(4)
Net income attributable to Eaton ordinary shareholders	$3,794	$3,218	$2,462

(In millions)	2024	2023	2022
Identifiable assets
Electrical Americas	$4,933	$4,163	$3,655
Electrical Global	3,233	2,868	2,658
Aerospace	2,392	2,276	1,859
Vehicle	1,987	2,251	2,230
eMobility	633	563	402
Total identifiable assets	13,178	12,121	10,804
Goodwill	14,713	14,977	14,796
Other intangible assets	4,658	5,091	5,485
Corporate	5,833	6,243	3,929
Total assets	$38,381	$38,432	$35,014

Capital expenditures for property, plant and equipment
Electrical Americas	$362	$309	$181
Electrical Global	163	142	151
Aerospace	83	97	92
Vehicle	94	96	95
eMobility	64	76	52
Total	766	721	571
Corporate	42	36	28
Total expenditures for property, plant and equipment	$808	$757	$598

Depreciation of property, plant and equipment
Electrical Americas	$118	$108	$101
Electrical Global	102	96	94
Aerospace	70	69	64
Vehicle	95	92	89
eMobility	24	21	16
Total	409	386	364
Corporate	37	43	44
Total depreciation of property, plant and equipment	$446	$429	$408

Geographic Region Information
Net sales are measured based on the geographic destination of sales. Long-lived assets consist of property, plant and equipment - net.

(In millions)	2024	2023	2022
Net sales
United States	$15,151	$14,071	$12,353
Canada	1,058	949	754
Latin America	1,680	1,549	1,504
Europe	4,530	4,339	3,957
Asia Pacific	2,459	2,288	2,185
Total	$24,878	$23,196	$20,752

Long-lived assets
United States	$1,990	$1,773	$1,567
Canada	31	31	25
Latin America	465	476	383
Europe	790	797	711
Asia Pacific	453	453	460
Total	$3,729	$3,530	$3,146

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Amounts are in millions of dollars or shares unless indicated otherwise (per share data assume dilution). Columns and rows may not add and the sum of components may not equal total amounts reported due to rounding.
COMPANY OVERVIEW
Eaton Corporation plc (Eaton or the Company) is an intelligent power management company dedicated to protecting the environment and improving the quality of life for people everywhere. We make products for the data center, utility, industrial, commercial, machine building, residential, aerospace and mobility markets. We are capitalizing on the megatrends of the energy transition, electrification, and digitalization. The reindustrialization of and growth of megaprojects in North America and increased global infrastructure spending focused on clean energy programs are expanding our end markets and positioning Eaton for growth for years to come. We are strengthening our participation across the entire electrical power value chain and benefiting from momentum in the data center and utility end markets as well as a growth cycle in the commercial aerospace and defense markets. We are guided by our commitment to operate sustainably and with the highest ethical standards. Our work is accelerating the planet’s transition to renewable energy sources, helping to solve the world’s most urgent power management challenges, and building a more sustainable society for people today and for future generations.
Founded in 1911, Eaton has continuously evolved to meet the changing and expanding needs of our stakeholders. With revenues of nearly $25 billion in 2024, the Company serves customers in more than 160 countries.
Portfolio Changes
The Company continues to actively manage its portfolio of businesses to deliver on its strategic objectives. The Company is focused on deploying its capital toward businesses that provide opportunities for above-market growth, strong returns, and align with secular trends and its power management strategies. Over the past three years, Eaton continued to selectively add businesses to strengthen its portfolio.

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

Summary of Results of Operations
A summary of Eaton’s Net sales, Net income attributable to Eaton ordinary shareholders, and Net income per share attributable to Eaton ordinary shareholders - diluted is as follows:

(In millions except for per share data)	2024	2023	2022
Net sales	$24,878	$23,196	$20,752
Net income attributable to Eaton ordinary shareholders	3,794	3,218	2,462
Net income per share attributable to Eaton ordinary shareholders - diluted	$9.50	$8.02	$6.14

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
Acquisition and Divestiture Charges
Eaton incurs integration charges and transaction costs to acquire and integrate businesses, and transaction, separation and other costs to divest and exit businesses. Eaton also recognizes gains and losses on the sale of businesses. A summary of these Corporate items is as follows:

(In millions except for per share data)	2024	2023	2022
Acquisition integration, divestiture charges and transaction costs	$36	$54	$194
Gain on the sale of the Hydraulics business	—	—	(24)
Total before income taxes	36	54	170
Income tax benefit	10	15	23
Total after income taxes	26	39	$147
Per ordinary share - diluted	$0.06	$0.10	$0.37
Acquisition integration, divestiture charges and transaction costs are primarily related to acquisitions completed prior to 2023, including other charges and income to acquire and exit businesses, and the reduction in fair value of contingent future consideration from the Green Motion SA acquisition. Costs in 2023 and 2022 also included certain indemnity claims associated with the sale of 50% interest in the commercial vehicle automated transmission business in 2017. Costs in 2022 also included charges of $29 million presented in Other income - net on the Consolidated Statements of Income related to the decision in the second quarter of 2022 to exit the Company's business operations in Russia. These charges consisted primarily of write-downs of accounts receivable, inventory and other assets, and accruals for severance. These charges were included in Cost of products sold, Selling and administrative expense, Research and development expense, or Other income - net. In Business Segment Information in Note 19, the charges were included in Other expense - net.

Restructuring Programs
In the second quarter of 2020, Eaton initiated a multi-year restructuring program to reduce its cost structure and gain efficiencies in its business segments and at corporate in order to initially respond to declining market conditions brought on by the COVID-19 pandemic. Since the inception of the program, the Company incurred expenses of $199 million for workforce reductions and $184 million for plant closing and other costs, resulting in total charges of $382 million through December 31, 2023. This restructuring program was substantially complete at the end of 2023 and mature year benefits from the program of approximately $265 million were realized in 2024.
During the first quarter of 2024, Eaton implemented a new multi-year restructuring program to accelerate opportunities to optimize its operations and global support structure. These actions will better align the Company's functions to support anticipated growth and drive greater effectiveness throughout the Company. Restructuring charges incurred under this program were $202 million in 2024. This restructuring program is expected to be completed in 2026 and is expected to incur additional expenses related to workforce reductions of $183 million and plant closing and other costs of $90 million, resulting in total estimated charges of $475 million for the entire program. The Company expects mature year benefits of $375 million when the multi-year program is fully implemented.
Additional information related to these restructuring programs is presented in Note 17.
Intangible Asset Amortization Expense
Intangible asset amortization expense is as follows:

(In millions except for per share data)	2024	2023	2022
Intangible asset amortization expense	$425	$450	$499
Income tax benefit	91	98	105
Total after income taxes	$335	$353	$394
Per ordinary share - diluted	$0.84	$0.89	$0.99

Consolidated Financial Results

(In millions except for per share data)	2024	Change from 2023	2023	Change from 2022	2022
Net sales	$24,878	7%	$23,196	12%	$20,752
Gross profit	9,503	13%	8,434	22%	6,887
Percent of net sales	38.2%		36.4%		33.2%
Income before income taxes	4,566	19%	3,827	31%	2,911
Net income	3,798	18%	3,223	31%	2,465
Less net income for noncontrolling interests	(4)		(5)		(4)
Net income attributable to Eaton ordinary shareholders	3,794	18%	3,218	31%	2,462
Excluding acquisition and divestiture charges, after-tax	26		39		147
Excluding restructuring program charges, after-tax	160		46		29
Excluding intangible asset amortization expense, after-tax	335		353		394
Adjusted earnings	$4,314	18%	$3,657	21%	$3,032

Net income per share attributable to Eaton ordinary shareholders - diluted	$9.50	18%	$8.02	31%	$6.14
Excluding per share impact of acquisition and divestiture charges, after-tax	0.06		0.10		0.37
Excluding per share impact of restructuring program charges, after-tax	0.40		0.11		0.07
Excluding per share impact of intangible asset amortization expense, after-tax	0.84		0.89		0.99
Adjusted earnings per ordinary share	$10.80	18%	$9.12	20%	$7.57
Net Sales

Changes in Net sales:	2024	2023
Organic growth	8%	12%
Foreign currency	(1)%	—%
Total increase in Net sales	7%	12%
2024: Organic sales increased 8% in 2024 due to strength in commercial & institutional end-markets in the Electrical Americas business segment, strength in utility end-markets in the Electrical Global business segment, strength in data center end-markets in the Electrical Americas and Electrical Global business segments, strength in commercial OEM, commercial aftermarket, and military OEM in the Aerospace business segment, and strength in the European region in the eMobility business segment, partially offset by weakness in residential end-markets in the Electrical Americas and Electrical Global business segments and weakness in the North American and European regions in the Vehicle business segment.
Additionally, during 2024, certain facilities in the Electrical Americas business segment were impacted by Hurricane Helene, and the Aerospace business segment was impacted by industry related labor strikes. These events had a negative impact on Net sales in 2024 of $128 million.
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

Gross Profit
2024: Gross profit margin increased from 36.4% in 2023 to 38.2% in 2024. Material factors affecting this increase were a 290 basis point increase from higher sales and a 90 basis point increase from operating efficiencies, partially offset by a 100 basis point decline from higher commodity and wage inflation and a 70 basis point decline from higher costs to support growth initiatives.
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
Income Taxes
During 2024, income tax expense of $768 million was recognized (an effective tax rate of 16.8%) compared to income tax expense of $604 million in 2023 (an effective tax rate of 15.8%) and income tax expense of $445 million in 2022 (an effective tax rate of 15.3%). The increase in the effective tax rate from 15.8% in 2023 to 16.8% in 2024 was due to greater levels of income earned in higher tax jurisdictions, partially offset by a larger impact from the excess tax benefits recognized for employee share-based payments and the reduction of valuation allowances on foreign tax attributes. The increase in the effective tax rate from 15.3% in 2022 to 15.8% in 2023 was due to greater levels of income earned in higher tax jurisdictions, partially offset by the reduction of valuation allowances on foreign tax attributes.
Net Income
Changes in Net income attributable to Eaton ordinary shareholders and Net income per share attributable to Eaton ordinary shareholders - diluted are summarized as follows:

	2024		2023
(In millions except for per share data)	Dollars	Per share	Dollars	Per share
Prior year	$3,218	$8.02	$2,462	$6.14
Business segment results of operations
Operational performance	730	1.82	762	1.89
Foreign currency	(7)	(0.02)	(11)	(0.03)
Corporate
Intangible asset amortization expense	18	0.05	41	0.10
Restructuring program charges	(114)	(0.29)	(17)	(0.04)
Acquisition and divestiture charges	13	0.04	108	0.27
Other corporate items	(21)	(0.05)	(102)	(0.25)
Tax rate impact	(45)	(0.11)	(25)	(0.06)
Impact of shares		0.04		—
Current year	$3,794	$9.50	$3,218	$8.02

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
•Book-to-bill: Average of the ratio of firm customer orders to Net sales for the last four quarters
Electrical Americas

(In millions)	2024	Change from 2023	2023	Change from 2022	2022
Net sales	$11,436	13%	$10,098	19%	$8,497

Operating profit	$3,455	29%	$2,675	40%	$1,913
Operating margin	30.2%		26.5%		22.5%

Changes in Net sales:		2024		2023
Organic growth		13%		19%
Foreign currency		—%		—%
Total increase in Net sales		13%		19%

Performance metrics:	December 31, 2024	December 31, 2023
Backlog	$10,141	$7,953	28%
Organic change in backlog			29%
Organic change in customer orders			16%
Book-to-bill	1.2
The increase in organic sales in 2024 was due to strength in data center and commercial & institutional end-markets, partially offset by weakness in residential end-markets. The increase in organic sales in 2023 reflects strength in commercial & institutional, utility, industrial, machine OEM, and data center end-markets.
The operating margin increased from 26.5% in 2023 to 30.2% in 2024. Material factors affecting this increase were a 560 basis point increase from higher sales and a 150 basis point increase from operating efficiencies, partially offset by a 190 basis point decline from higher costs to support growth initiatives and a 130 basis point decline from higher commodity and wage inflation. The operating margin increased from 22.5% in 2022 to 26.5% in 2023 primarily due to higher sales volumes and net price realization, partially offset by higher costs to support growth initiatives, and higher gains from the sale of non-production facilities in 2022.

Electrical Global

(In millions)	2024	Change from 2023	2023	Change from 2022	2022
Net sales	$6,248	3%	$6,084	4%	$5,848

Operating profit	$1,149	(2)%	$1,176	4%	$1,134
Operating margin	18.4%		19.3%		19.4%

Changes in Net sales:		2024		2023
Organic growth		4%		5%
Divestiture		—%		(1)%
Foreign currency		(1)%		—%
Total increase in Net sales		3%		4%

Performance metrics:	December 31, 2024	December 31, 2023
Backlog	$1,704	$1,522	12%
Organic change in backlog			16%
Organic change in customer orders			4%
Book-to-bill	1.1
The increase in organic sales in 2024 was due to strength in data center and utility end-markets, partially offset by weakness in residential end-markets. Additionally, the increase in organic sales in 2024 was due to strength in the Asia Pacific and European regions. The increase in organic sales in 2023 was primarily due to strength in commercial & institutional, industrial, utility, and data center end-markets.
The operating margin decreased from 19.3% in 2023 to 18.4% in 2024. Material factors affecting this decrease were a 150 basis point decline from higher wage inflation, a 70 basis point decline from the sale of a non-production facility in the third quarter of 2023, a 60 basis point decline from higher support costs, and a 50 basis point decline from unfavorable product mix, partially offset by a 140 basis point increase from operating efficiencies and a 90 basis point increase from higher sales. The operating margin decreased from 19.4% in 2022 to 19.3% in 2023 primarily due to operating inefficiencies from ongoing supply chain constraints and unfavorable product mix, partially offset by higher sales volumes and net price realization, and a net gain on the sale of a non-production facility in 2023.

Aerospace

(In millions)	2024	Change from 2023	2023	Change from 2022	2022
Net sales	$3,744	10%	$3,413	12%	$3,039

Operating profit	$859	10%	$780	11%	$705
Operating margin	23.0%		22.9%		23.2%

Changes in Net sales:		2024		2023
Organic growth		10%		11%
Foreign currency		—%		1%
Total increase in Net sales		10%		12%

Performance metrics:	December 31, 2024	December 31, 2023
Backlog	$3,721	$3,228	15%
Organic change in backlog			16%
Organic change in customer orders			10%
Book-to-bill	1.1
The increase in organic sales in 2024 was due to strength in commercial OEM, commercial aftermarket, and military OEM. The increase in organic sales in 2023 was primarily due to broad-based strength across all markets with particular strength in commercial OEM and aftermarket.
The operating margin increased from 22.9% in 2023 to 23.0% in 2024. Material factors affecting the operating margin were a 470 basis point increase from higher sales and a 70 basis point increase from the sale of a production facility in the first quarter of 2024, partially offset by a 280 basis point decline from higher commodity and wage inflation, a 180 basis point decline from higher costs to support growth initiatives, and a 70 basis point decline from unfavorable product mix. The operating margin decreased from 23.2% in 2022 to 22.9% in 2023 primarily due to commodity and wage inflation, unfavorable product mix, and higher costs to support growth initiatives, partially offset by higher sales volumes including inflationary pricing recovery.
Vehicle

(In millions)	2024	Change from 2023	2023	Change from 2022	2022
Net sales	$2,790	(6)%	$2,965	5%	$2,830

Operating profit	$502	4%	$482	6%	$453
Operating margin	18.0%		16.3%		16.0%

Changes in Net sales:		2024		2023
Organic growth		(5)%		4%
Foreign currency		(1)%		1%
Total increase (decrease) in Net sales		(6)%		5%
The decrease in organic sales in 2024 was due to weakness in the North American and European regions, partially offset by strength in the South American region. The increase in organic sales in 2023 was primarily due to strength in the North American, European, and Asia Pacific regions, partially offset by weakness in the South American truck, bus and agriculture markets.
The operating margin increased from 16.3% in 2023 to 18.0% in 2024. Material factors affecting this increase were a 190 basis point increase from operating efficiencies and a 60 basis point increase from the sale of a non-production facility in the second quarter of 2024, partially offset by a 70 basis point decrease from lower income from investments in associate companies. The operating margin increased from 16.0% in 2022 to 16.3% in 2023 primarily due to higher sales volumes including net price realization, partially offset by operating inefficiencies.

eMobility

(In millions)	2024	Change from 2023	2023	Change from 2022	2022
Net sales	$662	4%	$636	18%	$538

Operating loss	$(7)	67%	$(21)	(133)%	$(9)
Operating margin	(1.0)%		(3.2)%		(1.6)%

Changes in Net sales:		2024		2023
Organic growth		4%		18%
Foreign currency		—%		—%
Total increase in Net sales		4%		18%
Despite OEM delays in electric vehicle rollouts due to weaker than expected customer demand, organic sales increased in 2024 due to strength in the European region, partially offset by weakness in the North American region. The increase in organic sales in 2023 reflects the ramp up of key programs due to robust demand for electric vehicles in the North American and European markets.
The operating margin increased from negative 3.2% in 2023 to negative 1.0% in 2024. Material factors affecting this increase were a 510 basis point increase from operating efficiencies, a 350 basis point increase from higher sales, and a 220 basis point increase from the sale of a non-production facility in the second quarter of 2024, partially offset by a 320 basis point decline from higher costs to support growth initiatives, a 300 basis point decline from unfavorable product mix, and a 220 basis point decline from higher commodity and wage inflation. The operating margin decreased from negative 1.6% in 2022 to negative 3.2% in 2023 primarily due to commodity and wage inflation, manufacturing start-up costs associated with new electric vehicle programs, and unfavorable product mix, partially offset by higher sales volumes including inflationary pricing recovery.
Corporate Expense

(In millions)	2024	Change from 2023	2023	Change from 2022	2022
Intangible asset amortization expense	$425	(6)%	$450	(10)%	$499
Interest expense - net	130	(14)%	151	5%	144
Pension and other postretirement benefits income	(40)	(13)%	(46)	7%	(43)
Restructuring program charges	202	254%	57	73%	33
Other expense - net	675	3%	654	—%	653
Total corporate expense	$1,392	10%	$1,266	(2)%	$1,286
The material factor affecting the increase in Total corporate expense in 2024 was higher Restructuring program charges. The decrease in corporate expense in 2023 was primarily due to lower Intangible asset amortization expense, partially offset by higher Restructuring program charges.

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
On September 30, 2024, the Company replaced its existing $500 million 364-day revolving credit facility with a new $500 million 364-day revolving credit facility that will expire on September 29, 2025. The Company also has a $2,500 million five-year revolving credit facility that will expire on October 1, 2027. The revolving credit facilities totaling $3,000 million are used to support commercial paper borrowings and are fully and unconditionally guaranteed by Eaton and certain of its direct and indirect subsidiaries on an unsubordinated, unsecured basis. There were no borrowings outstanding under Eaton’s revolving credit facilities at December 31, 2024. The Company maintains access to the commercial paper markets through its $3,000 million commercial paper program, of which none was outstanding on December 31, 2024. In addition to the revolving credit facilities, the Company also had available lines of credit of $938 million from various banks primarily for the issuance of letters of credit, of which there was $420 million outstanding at December 31, 2024.
Over the course of a year, cash, short-term investments, and short-term debt may fluctuate in order to manage global liquidity. As of December 31, 2024 and 2023, Eaton had cash of $555 million and $488 million, short-term investments of $1,525 million and $2,121 million, respectively, with no short-term debt as of December 31, 2024 and $8 million as of December 31, 2023. Eaton has investment grade credit ratings from the two major rating agencies as reflected in the following ratings assigned to its debt:

Credit Rating Agency (long- /short-term rating)	Rating	Outlook
Standard & Poor's	A-/A-2	Stable outlook
Moody's	A3/P-2	Stable outlook
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
Eaton’s credit facilities and indentures governing certain long-term debt contain various covenants, the violation of which would limit or preclude the use of the credit facilities for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. At Eaton’s present credit rating level, the most restrictive financial covenant provides that the ratio of secured debt (or lease payments due under a sale and leaseback transaction) to adjusted consolidated net worth (or consolidated net tangible assets, in each case as defined in the relevant credit agreement or indenture) may not exceed 10%. Eaton's actual ratios are substantially below the required threshold. In addition, Eaton was in compliance with each of its debt covenants for all periods presented.

Cash Flows
A summary of cash flows is as follows:

(In millions)	2024	Change from 2023	2023	Change from 2022	2022
Net cash provided by operating activities	$4,327	$703	$3,624	$1,091	$2,533
Net cash used in investing activities	(271)	2,304	(2,575)	(1,375)	(1,200)
Net cash used in financing activities	(3,936)	(3,065)	(871)	469	(1,340)
Effect of currency on cash	(52)	(68)	16	12	4
Total increase (decrease) in cash	$67		$194		$(3)
Operating Cash Flow
Net cash provided by operating activities increased by $703 million in 2024 compared to 2023. The material factor affecting this increase was higher net income of $575 million.
Net cash provided by operating activities increased by $1,091 million in 2023 compared to 2022 primarily due to lower investment in working capital and higher net income in 2023.
Investing Cash Flow
Net cash used in investing activities decreased by $2,304 million in 2024 compared to 2023. Material factors affecting this decrease were sales of short-term investments of $575 million in 2024 compared to purchases of short-term investments of $1,861 million in 2023, partially offset by payments for settlement of currency exchange contracts not designated as hedges of $3 million in 2024 compared to proceeds from settlement of currency exchange contracts not designated as hedges of $92 million in 2023.
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
Financing Cash Flow
Net cash used in financing activities increased by $3,065 million in 2024 compared to 2023. Material factors affecting this increase were an increase in repurchase of shares to $2,492 million in 2024 compared to no repurchase of shares in 2023, and an increase in payments on borrowings to $1,015 million in 2024 from $19 million in 2023, partially offset by a decrease in net payments of short-term debt to $8 million in 2024 from $311 million in 2023, and an increase in proceeds from borrowings to $1,084 million in 2024 from $818 million in 2023.
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
Uses of Cash
Purchases of Goods and Services
The Company purchases goods and services in the normal course of business based on expected usage. For certain purchases, the Company enters into purchase obligations with various vendors, which include short-term and long-term commitments for purchases of raw materials, outstanding non-cancelable purchase orders, releases under blanket purchase orders, and commitments under ongoing service arrangements. As of December 31, 2024, the Company has purchase obligations to support the operation of its business similar to those included in historical cash flow trends.
Capital Expenditures
Capital expenditures were $808 million, $757 million, and $598 million in 2024, 2023, and 2022, respectively. The Company plans to increase capital expenditures over the next several years to expand production capacity across various markets to support anticipated growth. As a result, Eaton expects approximately $900 million in capital expenditures in 2025.

Dividends
Cash dividend payments were $1,500 million, $1,379 million and $1,299 million in 2024, 2023, and 2022, respectively. On February 27, 2025, Eaton's Board of Directors declared a quarterly dividend of $1.04 per ordinary share, an 11% increase over the dividend paid in the fourth quarter of 2024. The dividend is payable on March 28, 2025 to shareholders of record on March 10, 2025. Payment of quarterly dividends in the future depends upon the Company’s ability to generate net income and operating cash flows, among other factors, and is subject to declaration by the Eaton Board of Directors. The Company intends to continue to pay quarterly dividends in 2025.
Share Repurchases
On February 23, 2022, the Board of Directors adopted a share repurchase program for repurchases of ordinary shares up to $5.0 billion to be made during the three-year period commencing on that date (2022 Program). Under the 2022 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During 2024 and 2022, 7.8 million and 2.0 million ordinary shares were repurchased under the 2022 Program in the open market at a total cost of $2.5 billion and $286 million, respectively. During 2023, no ordinary shares were repurchased. During 2022, 2.0 million ordinary shares were repurchased under the 2022 Program in the open market at a total cost of $286 million. The Company will continue to pursue share repurchases in 2025 depending on market conditions and capital levels. On February 27, 2025, the Board of Directors renewed the 2022 Program by providing authority for up to $9.0 billion in repurchases to be made during the three-year period commencing on that date (2025 Program).
Acquisition of Businesses and Investments in Associate Companies
The Company paid cash of $50 million and $610 million to acquire businesses in 2024 and 2022, respectively. There were no business acquisitions in 2023. The Company paid cash of $70 million, $68 million, and $42 million for investments in associate companies in 2024, 2023, and 2022, respectively. The Company will continue to focus on deploying its capital toward businesses that provide opportunities for higher growth and strong returns, and align with secular trends and its power management strategies.
Debt
The Company manages a number of short-term and long-term debt instruments, including commercial paper. At December 31, 2024, the Company had no Short-term debt, Current portion of long-term debt of $674 million, and Long-term debt of $8,478 million. The Company believes it has the operating flexibility, cash flow, and access to capital markets to meet scheduled payments of long-term debt. For additional information on financing transactions and debt see Note 9.
Leases
See Note 8 for maturities of lease liabilities.
Unrecognized Income Tax Benefits
At December 31, 2024, the gross unrecognized income tax benefits totaled $1,361 million and interest and penalties were $225 million. Eaton cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities. For additional information about income taxes see Note 12.
Defined Benefits Plans
Pension Plans
During 2024, the fair value of plan assets in the Company’s employee pension plans decreased $244 million to $3,993 million at December 31, 2024. The decrease in plan assets was primarily due to benefit payments and negative currency translation exceeding contributions and asset performance. At December 31, 2024, the net unfunded position of $570 million in pension liabilities consisted of $574 million in plans that have no funding requirements and $227 million in plans that require funding, offset by $231 million in plans that are overfunded.
Funding requirements are a major consideration in making contributions to Eaton’s pension plans. With respect to the Company’s pension plans worldwide, the Company intends to contribute annually not less than the minimum required by applicable law and regulations. In 2024, $110 million was contributed to the pension plans. The Company anticipates making $101 million of contributions to certain pension plans during 2025. The funded status of the Company’s pension plans at the end of 2025, and future contributions, will depend primarily on the actual return on assets during the year and the discount rate used to calculate certain benefits at the end of the year. For additional information about pension plans see Note 10

Supply Chain Finance Program
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
Substantially all of the Senior Notes (with limited exceptions), together with the credit facilities described above under Liquidity and Financial Condition (the Credit Facilities), are guaranteed by Eaton and 17 of its subsidiaries. Accordingly, they rank equally with each other. However, because these obligations are not secured, they would be effectively subordinated to any existing or future secured indebtedness of Eaton and its subsidiaries. As of December 31, 2024, Eaton has no material, long-term secured debt. The guaranteed Registered Senior Notes are also structurally subordinated to the liabilities of Eaton's subsidiaries that are not guarantors. Except as described below under Future Guarantors, Eaton is not obligated to cause its subsidiaries to guarantee the Registered Senior Notes.
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
The 1994 Indenture does not contain provisions with respect to future guarantors.
Summarized Financial Information of Guarantors and Issuers

(In millions)	December 31, 2024
Current assets	$5,027
Noncurrent assets	13,225
Current liabilities	3,738
Noncurrent liabilities	10,564
Amounts due to subsidiaries that are non-issuers and non-guarantors - net	10,334

(In millions)	2024
Net sales	$14,612
Sales to subsidiaries that are non-issuers and non-guarantors	1,118
Cost of products sold	10,408
Expense from subsidiaries that are non-issuers and non-guarantors - net	834
Net income	1,237
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
The annual goodwill impairment test was performed using a quantitative analysis in 2024, except for the Vehicle and eMobility reporting units which used a qualitative analysis in 2024. The annual goodwill impairment test was performed using a qualitative analysis in 2023, except for the Vehicle reporting unit which used a quantitative analysis in 2023. A qualitative analysis is performed by assessing certain trends and factors, including projected market outlook and growth rates, forecasted and actual sales and operating profit margins, discount rates, industry data, and other relevant qualitative factors. These trends and factors are compared to, and based on, the assumptions used in the most recent quantitative analysis performed for each reporting unit. The results of the qualitative analyses did not indicate a need to perform quantitative analysis.
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
Based on these analyses performed in 2024 and 2023, the fair value of Eaton's reporting units continue to substantially exceed their respective carrying amounts and thus, no impairment exists.
Indefinite Life Intangible Assets
Indefinite life intangible assets consist of certain trademarks. They are evaluated annually for impairment as of July 1 using either a quantitative or qualitative analysis to determine whether their fair values exceed their respective carrying amounts. Indefinite life intangible asset impairment testing for 2024 and 2023 was performed using a quantitative analysis. Determining the fair value of these assets requires significant judgment and the Company uses a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability. Sensitivity analyses were performed around certain of these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values.

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
For 2024 and 2023, the fair value of indefinite lived intangible assets exceeded the respective carrying value.
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
Key assumptions used to calculate pension and other postretirement benefits expense are adjusted at each year-end. A 1-percentage point change in the assumed rate of return on pension plan assets is estimated to have approximately a $49 million effect on pension expense. Likewise, a 1-percentage point change in the discount rate is estimated to have approximately a $15 million effect on pension expense. A 1-percentage point change in the assumed rate of return on other postretirement benefits assets is estimated to have less than $1 million effect on other postretirement benefits expense. A 1-percentage point change in the discount rate is estimated to have a $3 million effect on expense for other postretirement benefits plans.
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
Eaton’s ability to access the commercial paper market, and the related cost of these borrowings, is based on the strength of its credit rating and overall market conditions. During 2024, the Company has not experienced any material limitations in its ability to access these sources of liquidity. At December 31, 2024, Eaton had $3,000 million of long-term revolving credit facilities with banks in support of its commercial paper program. There were no borrowings outstanding under these revolving credit facilities.
Interest rate risk can be measured by calculating the short-term earnings impact that would result from adverse changes in interest rates. This exposure results from short-term debt, which includes commercial paper at a floating interest rate, floating rate long-term debt, long-term debt that has been swapped to floating rates, and money market investments that have not been swapped to fixed rates. Based upon the balances of investments and floating rate debt at year end 2024, a 100 basis point increase in short-term interest rates would have decreased the Company’s net, pre-tax interest expense by $21 million.
Eaton also measures interest rate risk by estimating the net amount by which the fair value of the Company’s financial liabilities would change as a result of movements in interest rates. Based on Eaton’s best estimate for a hypothetical, 100 basis point increase in interest rates at December 31, 2024, the market value of the Company’s debt, in aggregate, would decrease by $582 million.

The Company is exposed to fluctuations in commodity prices due to volatility in raw material costs and contractual agreements with suppliers. To partially mitigate this exposure, Eaton enters into commodity contracts for certain raw material purchases with the objective of minimizing changes in inventory cost due to market price fluctuations. These commodity contracts are designated for hedge accounting and are generally less than one year in duration. Based on Eaton’s best estimate for a hypothetical 10% fluctuation in commodity prices the gain or loss would be less than $1 million. The sensitivity analysis of the effects of changes in commodity prices assumes the notional value to remain constant for the next 12 months. Any change in the value of the contracts would be offset by an inverse change in the value of the underlying hedged transactions.
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
FORWARD-LOOKING STATEMENTS
This Form 10-K Report contains forward-looking statements concerning litigation, expected capital deployment, expected capital expenditures, future dividend payments, anticipated share repurchases, certain pension assumptions, and expected restructuring program charges and benefits. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to Eaton, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside Eaton’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: global pandemics; unanticipated changes in the markets for the Company’s business segments; unanticipated downturns in business relationships with customers or their purchases from us; the availability of credit to customers and suppliers; supply chain disruptions, competitive pressures on sales and pricing; unanticipated changes in the cost of material, labor and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of disruptive or competing technologies; unexpected technical or marketing difficulties; unexpected claims, charges, litigation or dispute resolutions; strikes or other labor unrest at Eaton or at our customers or suppliers; the impact of acquisitions and divestitures; unanticipated difficulties integrating acquisitions; new laws, tariffs and governmental regulations; interest rate changes; tax rate changes or exposure to additional income tax liability; stock market and currency fluctuations; war, geopolitical tensions, natural disasters, civil or political unrest or terrorism; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.