Form 10-Q
period 2025-03-31
Eaton Corp plc
filed 2025-05-02
CIK 1551182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 391.3 million Ordinary Shares outstanding as of March 31, 2025.

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended March 31
(In millions except for per share data)	2025	2024
Net sales	$6,377	$5,943

Cost of products sold	3,930	3,725
Selling and administrative expense	1,048	1,025
Research and development expense	198	189
Interest expense - net	33	30
Other income - net	(9)	(26)
Income before income taxes	1,177	1,001
Income tax expense	212	179
Net income	965	822
Less net income for noncontrolling interests	(1)	(1)
Net income attributable to Eaton ordinary shareholders	$964	$821

Net income per share attributable to Eaton ordinary shareholders
Diluted	$2.45	$2.04
Basic	2.46	2.05

Weighted-average number of ordinary shares outstanding
Diluted	393.6	401.9
Basic	392.2	399.9

Cash dividends declared per ordinary share	$1.04	$0.94
The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended March 31
(In millions)	2025	2024
Net income	$965	$822
Less net income for noncontrolling interests	(1)	(1)
Net income attributable to Eaton ordinary shareholders	964	821

Other comprehensive income (loss), net of tax
Currency translation and related hedging instruments	84	(53)
Pensions and other postretirement benefits	(3)	17
Cash flow hedges	11	(4)
Other comprehensive income (loss) attributable to Eaton ordinary shareholders	92	(40)

Total comprehensive income attributable to Eaton ordinary shareholders	$1,056	$781
The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED BALANCE SHEETS

(In millions)	March 31, 2025	December 31, 2024
Assets
Current assets
Cash	$1,777	$555
Short-term investments	162	1,525
Accounts receivable - net	5,094	4,619
Inventory	4,392	4,227
Prepaid expenses and other current assets	1,009	874
Total current assets	12,434	11,801
Property, plant and equipment
Land and buildings	2,177	2,239
Machinery and equipment	6,981	6,823
Gross property, plant and equipment	9,158	9,062
Accumulated depreciation	(5,394)	(5,333)
Net property, plant and equipment	3,765	3,729
Other noncurrent assets
Goodwill	14,851	14,713
Other intangible assets	4,586	4,658
Operating lease assets	813	806
Deferred income taxes	609	609
Other assets	2,148	2,066
Total assets	$39,206	$38,381

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$805	$—
Current portion of long-term debt	1,666	674
Accounts payable	3,654	3,678
Accrued compensation	489	670
Other current liabilities	2,908	2,835
Total current liabilities	9,522	7,857
Noncurrent liabilities
Long-term debt	7,609	8,478
Pension liabilities	733	741
Other postretirement benefits liabilities	162	164
Operating lease liabilities	669	669
Deferred income taxes	267	275
Other noncurrent liabilities	1,696	1,667
Total noncurrent liabilities	11,136	11,994
Shareholders’ equity
Ordinary shares (391.3 million outstanding in 2025 and 392.9 million in 2024)	4	4
Capital in excess of par value	12,711	12,731
Retained earnings	10,041	10,096
Accumulated other comprehensive loss	(4,250)	(4,342)
Shares held in trust	(1)	(1)
Total Eaton shareholders’ equity	18,506	18,488
Noncontrolling interests	41	43
Total equity	18,547	18,531
Total liabilities and equity	$39,206	$38,381
The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31
(In millions)	2025	2024
Operating activities
Net income	$965	$822
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	232	225
Deferred income taxes	25	32
Pension and other postretirement benefits expense	9	4
Contributions to pension plans	(34)	(46)
Contributions to other postretirement benefits plans	(4)	(4)
Changes in working capital	(913)	(524)
Other - net	(42)	(34)
Net cash provided by operating activities	238	475

Investing activities
Capital expenditures for property, plant and equipment	(147)	(183)
Proceeds from sales of property, plant and equipment	49	58
Investments in associate companies	(13)	—
Sales of short-term investments - net	1,366	150
Proceeds from settlement of currency exchange contracts not designated as hedges - net	—	11
Other - net	(22)	(3)
Net cash provided by investing activities	1,233	33

Financing activities
Payments on borrowings	(3)	(4)
Short-term debt, net	805	(7)
Cash dividends paid	(397)	(368)
Exercise of employee stock options	7	41
Repurchase of shares	(615)	(138)
Employee taxes paid from shares withheld	(41)	(56)
Other - net	—	(4)
Net cash used in financing activities	(244)	(536)

Effect of currency on cash	(7)	13
Total increase (decrease) in cash	1,221	(15)
Cash at the beginning of the period	555	488
Cash at the end of the period	$1,777	$473
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
This Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in Eaton’s 2024 Form 10-K. The interim period results are not necessarily indicative of the results to be expected for the full year. Management has evaluated subsequent events through the date this Form 10-Q was filed with the Securities and Exchange Commission.
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
Acquisition of Fibrebond Corporation
On April 1, 2025, Eaton acquired Fibrebond Corporation (Fibrebond) for $1.45 billion, net of cash acquired. Fibrebond is a U.S. based designer and builder of pre-integrated modular power enclosures for data center, industrial, utility and communications customers. Fibrebond had sales of approximately $378 million for the twelve months ended February 28, 2025 and will be reported within the Electrical Americas business segment.
The acquisition of Fibrebond will be accounted for using the acquisition method of accounting. Due to the timing of the closing date, the Company is unable to provide the preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date.
As part of the acquisition, Eaton assumed $240 million of employee transaction and retention awards. Awards will vest in six equal annual installments starting in the second quarter of 2025, subject to continued employment with Eaton. Forfeited employee awards will be paid to former Fibrebond shareholders annually. Eaton will recognize compensation expense for the awards over the requisite service period and any employee forfeitures owed to former Fibrebond shareholders will be expensed immediately in Other income - net.

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
The following table provides disaggregated sales by lines of businesses, geographic destination, market channel or end market, as applicable, for the Company's operating segments:

	Three months ended March 31
(In millions)	2025	2024
Electrical Americas
Products	$743	$733
Systems	2,267	1,957
Total	$3,010	$2,690

Electrical Global
Products	$938	$844
Systems	672	656
Total	$1,610	$1,500

Aerospace
Original Equipment Manufacturers	$386	$355
Aftermarket	350	291
Industrial and Other	242	225
Total	$979	$871

Vehicle
Commercial	$360	$435
Passenger and Light Duty	257	290
Total	$617	$724

eMobility	$162	$158

Total net sales	$6,377	$5,943
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (revenue recognized exceeds amount billed to the customer), and deferred revenue (advance payments and billings in excess of revenue recognized). Accounts receivable from customers were $4,592 million and $4,079 million at March 31, 2025 and December 31, 2024, respectively. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. These assets and liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Unbilled receivables were $392 million and $330 million at March 31, 2025 and December 31, 2024, respectively, and are recorded in Prepaid expenses and other current assets. The increase in unbilled receivables reflects higher revenue recognized and not yet billed from increased business activity in 2025.

Changes in the deferred revenue liabilities are as follows:

(In millions)	Deferred Revenue
Balance at January 1, 2025	$618
Customer deposits and billings	853
Revenue recognized in the period	(813)
Translation	7
Balance at March 31, 2025	$665

(In millions)	Deferred Revenue
Balance at January 1, 2024	$626
Customer deposits and billings	657
Revenue recognized in the period	(612)
Translation	(5)
Balance at March 31, 2024	$666
Deferred revenue liabilities of $647 million and $602 million as of March 31, 2025 and December 31, 2024, respectively, were included in Other current liabilities on the Consolidated Balance Sheets with the remaining balance presented in Other noncurrent liabilities.
A significant portion of open orders placed with Eaton are by original equipment manufacturers or distributors. These open orders are not considered firm as they have been historically subject to releases by customers. In measuring backlog of unsatisfied or partially satisfied obligations, only the amount of orders to which customers are firmly committed are included. Using this criterion, total backlog at March 31, 2025 was approximately $16.0 billion. At March 31, 2025, approximately 74% of this backlog is targeted for delivery to customers in the next twelve months and the rest thereafter.

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
Accounts receivable are net of an allowance for credit losses of $52 million and $55 million at March 31, 2025 and December 31, 2024, respectively. The change in the allowance for credit losses includes expense and net write-offs, none of which are significant.

Note 5.    INVENTORY
Inventory is carried at lower of cost or net realizable value. The components of inventory are as follows:

(In millions)	March 31, 2025	December 31, 2024
Raw materials	$1,665	$1,614
Work-in-process	1,137	1,038
Finished goods	1,591	1,576
Total inventory	$4,392	$4,227

Note 6.    GOODWILL
Changes in the carrying amount of goodwill by segment are as follows:

(In millions)	January 1, 2025	Translation	March 31, 2025
Electrical Americas	$7,396	$7	$7,403
Electrical Global	3,842	85	3,928
Aerospace	2,856	44	2,899
Vehicle	285	2	287
eMobility	333	1	334
Total	$14,713	$138	$14,851

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
The changes in SCF obligations are as follows:

(In millions)	SCF Obligations
Balance at January 1, 2025	$398
Invoices confirmed during the period	390
Invoices paid during the period	(365)
Translation	1
Balance at March 31, 2025	$424

(In millions)	SCF Obligations
Balance at January 1, 2024	$369
Invoices confirmed during the period	351
Invoices paid during the period	(359)
Balance at March 31, 2024	$361

Note 8.    RETIREMENT BENEFITS PLANS
The components of retirement benefits expense (income) are as follows:

	United States pension benefit expense		Non-United States pension benefit expense		Other postretirement benefits expense (income)
	Three months ended March 31
(In millions)	2025	2024	2025	2024	2025	2024
Service cost	$4	$5	$11	$12	$—	$—
Interest cost	34	33	21	21	2	2
Expected return on plan assets	(48)	(47)	(31)	(33)	—	—
Amortization	4	2	4	3	(3)	(3)
	(6)	(7)	5	3	(1)	(1)
Settlements	9	9	2	1	—	—
Total expense (income)	$3	$1	$7	$4	$(1)	$(1)
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
Note 9.    LEGAL CONTINGENCIES
Eaton is subject to a broad range of claims, administrative and legal proceedings, including claims for punitive damages, penalties, and interest, in a variety of matters, including contract, indemnity, tax, patent infringement, intellectual property, personal injury, commercial, warranty, product liability, environmental, antitrust and trade regulation, class action, and labor and employment matters. Eaton is also subject to legal claims from historic products which may have contained asbestos. Insurance may cover some of the costs associated with these claims and proceedings. Although it is not possible to predict with certainty the outcome or cost of these matters, the Company believes they will not have a material adverse effect on the condensed consolidated financial statements.

Note 10.    EATON SHAREHOLDERS' EQUITY
The changes in Shareholders’ equity are as follows:

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at January 1, 2025	392.9	$4	$12,731	$10,096	$(4,342)	$(1)	$18,488	$43	$18,531
Net income	—	—	—	964	—	—	964	1	965
Other comprehensive income, net of tax					92		92		92
Cash dividends paid and accrued	—	—	—	(411)	—	—	(411)	(2)	(413)
Issuance of shares under equity-based compensation plans	0.4	—	(19)	—	—	—	(19)	—	(19)
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(1)	(1)
Repurchase of shares	(1.9)	—	—	(608)	—	—	(608)	—	(608)
Balance at March 31, 2025	391.3	$4	$12,711	$10,041	$(4,250)	$(1)	$18,506	$41	$18,547

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at January 1, 2024	399.4	$4	$12,634	$10,305	$(3,906)	$(1)	$19,036	$33	$19,069
Net income	—	—	—	821	—	—	821	1	822
Other comprehensive loss, net of tax					(40)		(40)	—	(40)
Cash dividends paid and accrued	—	—	—	(381)	—	—	(381)	—	(381)
Issuance of shares under equity-based compensation plans	0.9	—	(4)	(1)	—	—	(5)	—	(5)
Repurchase of shares	(0.5)	—	—	(138)	—	—	(138)	—	(138)
Balance at March 31, 2024	399.8	$4	$12,630	$10,605	$(3,946)	$(1)	$19,292	$34	$19,326
On February 23, 2022, the Board of Directors adopted a share repurchase program for repurchases of ordinary shares up to $5.0 billion to be made during the three-year period commencing on that date (2022 Program). On February 27, 2025, the Board of Directors renewed the 2022 Program by providing authority for up to $9.0 billion in repurchases to be made during the three-year period commencing on that date (2025 Program). Under the 2025 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During the three months ended March 31, 2025, 1.9 million ordinary shares were repurchased under the 2025 and 2022 Programs in the open market at a total cost of $608 million. During the three months ended March 31, 2024, 0.5 million ordinary shares were repurchased under the 2022 program in the open market at a total cost of $138 million.
The changes in Accumulated other comprehensive loss are as follows:

(In millions)	Currency translation and related hedging instruments	Pensions and other postretirement benefits	Cash flow hedges	Total
Balance at January 1, 2025	$(3,399)	$(1,044)	$101	$(4,342)
Other comprehensive income (loss) before reclassifications	86	(18)	8	76
Amounts reclassified from Accumulated other comprehensive loss (income)	(2)	15	3	16
Net current-period Other comprehensive income (loss)	84	(3)	11	92
Balance at March 31, 2025	$(3,315)	$(1,047)	$112	$(4,250)

The reclassifications out of Accumulated other comprehensive loss are as follows:

(In millions)	Three months ended March 31, 2025		Consolidated Statements of Income classification
Gains and (losses) on net investment hedges (amount excluded from effectiveness testing)
Currency exchange contracts	$2		Interest expense - net
Tax expense	—
Total, net of tax	2

Amortization of defined benefits pensions and other postretirement benefits items
Actuarial loss and prior service cost	(16)	1
Tax benefit	1
Total, net of tax	(15)

Gains and (losses) on cash flow hedges
Floating-to-fixed interest rate swaps	3		Interest expense - net
Currency exchange contracts	(8)		Net sales and Cost of products sold
Tax benefit	1
Total, net of tax	(3)

Total reclassifications for the period	$(16)
1 These components of Accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 8 for additional information about pension and other postretirement benefits items.
Net Income Per Share Attributable to Eaton Ordinary Shareholders
A summary of the calculation of net income per share attributable to Eaton ordinary shareholders is as follows:

	Three months ended March 31
(In millions except for per share data)	2025	2024
Net income attributable to Eaton ordinary shareholders	$964	$821

Weighted-average number of ordinary shares outstanding - diluted	393.6	401.9
Less dilutive effect of equity-based compensation	1.4	2.0
Weighted-average number of ordinary shares outstanding - basic	392.2	399.9

Net income per share attributable to Eaton ordinary shareholders
Diluted	$2.45	$2.04
Basic	2.46	2.05
For the first quarter of 2025 and 2024, all stock options were included in the calculation of diluted net income per share attributable to Eaton ordinary shareholders because they were all dilutive.

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
A summary of financial instruments recognized at fair value, and the fair value measurements used, is as follows:

(In millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
March 31, 2025
Cash	$1,777	$1,777	$—	$—
Short-term investments	162	162	—	—
Net derivative contracts	1	—	1	—

December 31, 2024
Cash	$555	$555	$—	$—
Short-term investments	1,525	1,525	—	—
Net derivative contracts	(16)	—	(16)	—
Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities.
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $9,275 million and fair value of $8,847 million at March 31, 2025 compared to $9,152 million and $8,651 million, respectively, at December 31, 2024. The fair value of Eaton's debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and is considered a Level 2 fair value measurement.

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
Eaton uses currency exchange contracts, cross-currency interest rate swaps, and certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against foreign currency exposure (net investment hedges). The Company uses the spot rate method to assess hedge effectiveness when derivative financial instruments are used in net investment hedges. Under this method, changes in the fair value of currency exchange contracts attributable to changes in the spot exchange rate and changes in the fair value of cross-currency interest rate swaps are recognized in Accumulated other comprehensive loss. Changes related to the forward rate of currency exchange contracts are excluded from the hedging relationship and the forward points are amortized to Interest expense - net on a straight-line basis over the term of the contract. Interest accruals on cross-currency interest rate swaps are excluded from the hedging relationship and recognized in Interest expense - net. The cash flows resulting from currency exchange contracts and cross-currency interest rate swaps are classified in investing activities on the Condensed Consolidated Statements of Cash Flows.

Derivative Financial Statement Impacts
The fair value of derivative financial instruments recognized in the Consolidated Balance Sheets is as follows:

(In millions)	Notional amount	Other current assets	Other noncurrent assets	Other current liabilities	Other noncurrent liabilities	Type of hedge	Term
March 31, 2025
Derivatives designated as hedges
Forward starting floating-to-fixed interest rate swaps	$162	$—	$3	$—	$—	Cash flow	10 years
Currency exchange contracts	455	10	—	4	—	Cash flow	1 to 11 months
Commodity contracts	4	1	—	—	—	Cash flow	1 to 10 months
Currency exchange contracts	647	—	—	1	—	Net investment	3 months
Cross-currency interest rate swaps	523	—	—	—	9	Net investment	5 years
Total		$10	$3	$5	$9

Derivatives not designated as hedges
Currency exchange contracts	$3,630	$16		$14			1 to 7 months

December 31, 2024
Derivatives designated as hedges
Forward starting floating-to-fixed interest rate swaps	$156	$—	$—	$—	$1	Cash flow	11 years
Currency exchange contracts	499	12	—	14	—	Cash flow	1 to 13 months
Commodity contracts	4	—	—	—	—	Cash flow	1 to 11 months
Currency exchange contracts	545	3	—	—	—	Net investment	3 months
Total		$15	$—	$14	$1

Derivatives not designated as hedges
Currency exchange contracts	$4,945	$13		$29			1 to 7 months
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
Foreign currency denominated debt designated as non-derivative net investment hedging instruments had a carrying value on an after-tax basis of $3,229 million at March 31, 2025 and $3,105 million at December 31, 2024.
As of March 31, 2025, the volume of outstanding commodity contracts that were entered into to hedge forecasted transactions:

Commodity	March 31, 2025		Term
Copper	1	Millions of pounds	1 to 10 months

The following amounts were recorded on the Consolidated Balance Sheets related to fixed-to-floating interest rate swaps:

(In millions)	Carrying amount of the hedged assets (liabilities)		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged asset (liabilities)[1]
Location on Consolidated Balance Sheets	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Long-term debt	$(647)	$(647)	$(35)	$(37)
1 At March 31, 2025 and December 31, 2024, these amounts include the cumulative liability amount of fair value hedging adjustments remaining for which the hedge accounting has been discontinued of $35 million and $37 million, respectively.
The impact of hedging activities to the Consolidated Statements of Income is as follows:

	Three months ended March 31, 2025
(In millions)	Net Sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$6,377	$3,930	$33

Gain (loss) on derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps
Hedged item	$—	$—	$(3)
Derivative designated as hedging instrument	—	—	3

Currency exchange contracts
Hedged item	$2	$6	$—
Derivative designated as hedging instrument	(2)	(6)	—

Gain (loss) on derivatives designated as net investment hedges
Cross-currency interest rate swaps
Initial value of component excluded from effectiveness testing amortized to earnings	$—	$—	$1

	Three months ended March 31, 2024
(In millions)	Net Sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$5,943	$3,725	$30

Gain (loss) on derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps
Hedged item	$—	$—	$(3)
Derivative designated as hedging instrument	—	—	3

Currency exchange contracts
Hedged item	$(1)	$(7)	$—
Derivative designated as hedging instrument	1	7	—

Commodity contracts
Hedged item	$—	$1	$—
Derivative designated as hedging instrument	—	(1)	—

The impact of derivatives not designated as hedges to the Consolidated Statements of Income is as follows:

	Gain (loss) recognized in Consolidated Statements of Income		Consolidated Statements of Income classification
	Three months ended March 31
(In millions)	2025	2024
Gain (loss) on derivatives not designated as hedges
Currency exchange contracts	$18	$20	Interest expense - net
Total	$18	$20
The impact of derivative and non-derivative instruments designated as hedges to the Consolidated Statements of Income and Comprehensive Income is as follows:

	Gain (loss) recognized in other comprehensive income (loss)		Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	Three months ended March 31			Three months ended March 31
(In millions)	2025	2024		2025	2024
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	$4	$2	Interest expense - net	$3	$3
Currency exchange contracts	4	3	Net sales and Cost of products sold	(8)	8
Commodity contracts	1	1	Cost of products sold	—	(1)

Derivatives designated as net investment hedges
Currency exchange contracts
Effective portion	(7)	11	Gain (loss) on sale of business	—	—
Amount excluded from effectiveness testing	2	3	Interest expense - net	2	4

Cross-currency interest rate swaps
Effective portion	(17)	—	Gain (loss) on sale of business	—	—
Amount excluded from effectiveness testing not amortized to earnings	8	—	Gain (loss) on sale of business	—	—

Non-derivative designated as net investment hedges
Foreign currency denominated debt	(123)	72	Gain (loss) on sale of business	—	—
Total	$(128)	$92		$(2)	$15

The pre-tax gain (loss) on derivative financial instruments designated as net investment hedges included in Accumulated other comprehensive loss is as follows:

	Gain (loss) included in Accumulated other comprehensive loss
(In millions)	March 31, 2025	December 31, 2024
Effective portion
Currency exchange contracts	$20	$27
Cross-currency interest rate swaps	(17)	—

Amount excluded from effectiveness testing
Currency exchange contracts	$—	$1
Cross-currency interest rate swaps	8	—
At March 31, 2025, a gain of $11 million of estimated unrealized net gains or losses associated with our cash flow hedges were expected to be reclassified to income from Accumulated other comprehensive loss within the next twelve months. These reclassifications relate to our designated foreign currency and commodity hedges that will mature in the next twelve months.

Note 13.    RESTRUCTURING CHARGES
During the first quarter of 2024, Eaton implemented a multi-year restructuring program to accelerate opportunities to optimize its operations and global support structure. These actions will better align the Company's functions to support anticipated growth and drive greater effectiveness throughout the Company. Since the inception of the program, the Company has incurred charges of $220 million. This restructuring program is expected to be completed in 2026 and is expected to incur additional expenses related to workforce reductions of $171 million and plant closing and other costs of $84 million, resulting in total estimated charges of $475 million for the entire program.
A summary of restructuring program charges is as follows:

	Three months ended March 31
(In millions except for per share data)	2025	2024
Workforce reductions	$13	$59
Plant closing and other	6	4
Total before income taxes	18	63
Income tax benefit	4	14
Total after income taxes	$14	$49
Per ordinary share - diluted	$0.04	$0.12
Restructuring program charges related to the following segments:

	Three months ended March 31		Restructuring program charges incurred from inception through
(In millions)	2025	2024	March 31, 2025
Electrical Americas	$1	$7	$13
Electrical Global	14	24	102
Aerospace	—	8	9
Vehicle	2	24	42
eMobility	1	—	26
Corporate	1	—	30
Total	$18	$63	$220
A summary of liabilities related to workforce reductions, plant closing, and other associated costs is as follows:

(In millions)	Workforce reductions	Plant closing and other	Total
Balance at January 1, 2024	$35	$6	$41
Liability recognized, net	120	83	202
Payments, utilization and translation	(59)	(81)	(141)
Balance at December 31, 2024	96	7	103
Liability recognized, net	13	6	18
Payments, utilization and translation	(14)	(7)	(21)
Balance at March 31, 2025	$94	$6	$100
These restructuring program charges were included in Cost of products sold, Selling and administrative expense, Research and development expense, or Other income - net, as appropriate. In Business Segment Information, these restructuring program charges are treated as Corporate items. See Note 14 for additional information about business segments.

Note 14.    BUSINESS SEGMENT INFORMATION
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance. The Company's chief operating decision maker is the chairman and chief executive officer. Eaton's operating segments are Electrical Americas, Electrical Global, Aerospace, Vehicle, and eMobility. Operating profit (loss) includes the operating profit from intersegment sales. For additional information regarding Eaton's business segments, see Note 19 to the consolidated financial statements contained in the 2024 Form 10-K.
The chief operating decision maker uses segment operating profit (loss) as an input to assess segment performance and determine appropriate resource allocations, including capital, financial, and employee resources. Segment operating profit (loss) results are regularly evaluated versus annual profit plan, forecast and/or prior year.
Other segment items are primarily comprised of Cost of products sold, Selling and administrative expense, Research and development expense, depreciation of property, plant and equipment, and certain items included in Other income – net on the Consolidated Statements of Income. The Company's chief operating decision maker manages these items on a consolidated basis.

Business Segment Information

	Three months ended March 31
(In millions)	2025	2024
Net sales
Electrical Americas	$3,010	$2,690
Electrical Global	1,610	1,500
Aerospace	979	871
Vehicle	617	724
eMobility	162	158
Total net sales	$6,377	$5,943

Other segment items
Electrical Americas	$2,106	$1,905
Electrical Global	1,310	1,226
Aerospace	753	670
Vehicle	521	608
eMobility	166	162
Total other segment items	$4,855	$4,572

Segment operating profit (loss)
Electrical Americas	$904	$785
Electrical Global	300	274
Aerospace	226	201
Vehicle	96	116
eMobility	(4)	(4)
Total segment operating profit	1,522	1,371

Corporate
Intangible asset amortization expense	(106)	(106)
Interest expense - net	(33)	(30)
Pension and other postretirement benefits income	5	12
Restructuring program charges	(18)	(63)
Other expense - net	(193)	(184)
Income before income taxes	1,177	1,001
Income tax expense	212	179
Net income	965	822
Less net income for noncontrolling interests	(1)	(1)
Net income attributable to Eaton ordinary shareholders	$964	$821

(In millions)	March 31, 2025	December 31, 2024
Identifiable assets
Electrical Americas	$5,332	$4,933
Electrical Global	3,371	3,233
Aerospace	2,569	2,392
Vehicle	2,063	1,987
eMobility	689	633
Total identifiable assets	14,025	13,178
Goodwill	14,851	14,713
Other intangible assets	4,586	4,658
Corporate	5,744	5,833
Total assets	$39,206	$38,381

	Three months ended March 31
(In millions)	2025	2024
Capital expenditures for property, plant and equipment
Electrical Americas	$57	$92
Electrical Global	40	30
Aerospace	17	14
Vehicle	12	19
eMobility	9	19
Total	136	174
Corporate	11	9
Total expenditures for property, plant and equipment	$147	$183

	Three months ended March 31
(In millions)	2025	2024
Depreciation of property, plant and equipment
Electrical Americas	$31	$28
Electrical Global	26	24
Aerospace	18	17
Vehicle	24	23
eMobility	7	6
Total	105	98
Corporate	10	9
Total depreciation of property, plant and equipment	$115	$107

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
Portfolio Changes
The Company continues to actively manage its portfolio of businesses to deliver on its strategic objectives. The Company is focused on deploying its capital toward businesses that provide opportunities for above-market growth, strong returns, and align with secular trends and its power management strategies. During 2024 and 2025, Eaton continued to selectively add businesses to strengthen its portfolio.

Acquisitions of businesses and investments in associate companies	Date of acquisition	Business segment
Exertherm	May 20, 2024	Electrical Americas
A U.K. based provider of thermal monitoring solutions for electrical equipment.

NordicEPOD AS	May 31, 2024	Electrical Global
A 49 percent stake in NordicEPOD AS, which designs and assembles standardized power modules for data centers in the Nordic region.

Fibrebond Corporation	April 1, 2025	Electrical Americas
A U.S. based designer and builder of pre-integrated modular power enclosures for data center, industrial, utility and communications customers.
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

Acquisition and Divestiture Charges
Eaton incurs integration charges and transaction costs to acquire and integrate businesses, and transaction, separation and other costs to divest and exit businesses. Eaton also recognizes gains and losses on the sale of businesses. A summary of these Corporate items is as follows:

	Three months ended March 31
(In millions except for per share data)	2025	2024
Acquisition integration, divestiture charges and transaction costs	$10	$17
Income tax benefit	2	4
Total after income taxes	$8	$13
Per ordinary share - diluted	$0.02	$0.03
Acquisition integration, divestiture charges and transaction costs in 2025 are primarily related to the acquisitions of Fibrebond and Exertherm, transactions completed prior to 2023, and other charges to acquire and exit businesses. Acquisition integration, divestiture charges and transaction costs in 2024 are primarily related to acquisitions completed prior to 2023, and include other charges and income to acquire and exit businesses. These charges were included in Cost of products sold, Selling and administrative expense, Research and development expense, or Other income - net. In Business Segment Information in Note 14, the charges were included in Other expense - net.
Restructuring Programs
During the first quarter of 2024, Eaton implemented a multi-year restructuring program to accelerate opportunities to optimize its operations and global support structure. These actions will better align the Company's functions to support anticipated growth and drive greater effectiveness throughout the Company. Since the inception of the program, the Company has incurred charges of $220 million. This restructuring program is expected to be completed in 2026 and is expected to incur additional expenses related to workforce reductions of $171 million and plant closing and other costs of $84 million, resulting in total estimated charges of $475 million for the entire program. The Company expects mature year benefits of $375 million when the multi-year program is fully implemented.
Additional information related to these restructuring programs is presented in Note 13.
Intangible Asset Amortization Expense
Intangible asset amortization expense is as follows:

	Three months ended March 31
(In millions except for per share data)	2025	2024
Intangible asset amortization expense	$106	$106
Income tax benefit	22	23
Total after income taxes	$84	$84
Per ordinary share - diluted	$0.21	$0.21

Consolidated Financial Results

	Three months ended March 31		Increase (decrease)
(In millions except for per share data)	2025	2024
Net sales	$6,377	$5,943	7%
Gross profit	2,447	2,218	10%
Percent of net sales	38.4%	37.3%
Income before income taxes	1,177	1,001	18%
Net income	965	822	17%
Less net income for noncontrolling interests	(1)	(1)
Net income attributable to Eaton ordinary shareholders	964	821	17%
Excluding acquisition and divestiture charges, after-tax	8	13
Excluding restructuring program charges, after-tax	14	49
Excluding intangible asset amortization expense, after-tax	84	84
Adjusted earnings	$1,070	$966	11%

Net income per share attributable to Eaton ordinary shareholders - diluted	$2.45	$2.04	20%
Excluding per share impact of acquisition and divestiture charges, after-tax	0.02	0.03
Excluding per share impact of restructuring program charges, after-tax	0.04	0.12
Excluding per share impact of intangible asset amortization expense, after-tax	0.21	0.21
Adjusted earnings per ordinary share	$2.72	$2.40	13%
Net Sales

Changes in Net sales:	Three months ended March 31, 2025
Organic growth	9%
Foreign currency	(2)%
Total increase in Net sales	7%
The increase in organic sales in the first quarter of 2025 was due to strength in data center and utility end-markets in the Electrical Americas and Electrical Global business segments, strength in machine OEM in the Electrical Global business segment, and strength in commercial aftermarket, military OEM, and military aftermarket in the Aerospace business segment, partially offset by weakness in industrial and residential end-markets in the Electrical Americas business segment.
Gross Profit
Gross profit margin increased from 37.3% in the first quarter of 2024 to 38.4% in the first quarter of 2025. Material factors affecting this increase were a 190 basis point increase from higher sales and a 140 basis point increase from operating efficiencies, partially offset by a 170 basis point decline from commodity and wage inflation and a 70 basis point decline from unfavorable product mix.
Income Taxes
The effective income tax rate for the first quarter of 2025 was expense of 18.0% compared to expense of 17.9% for the first quarter of 2024.

Net Income
Changes in Net income attributable to Eaton ordinary shareholders and Net income per share attributable to Eaton ordinary shareholders - diluted are summarized as follows:

	Three months ended
(In millions except for per share data)	Dollars	Per share
March 31, 2024	$821	$2.04
Business segment results of operations
Operational performance	118	0.30
Foreign currency	5	0.01
Corporate
Restructuring program charges	34	0.08
Acquisition and divestiture charges	5	0.01
Other corporate items	(21)	(0.05)
Tax rate impact	2	0.01
Impact of shares	—	0.05
March 31, 2025	$964	$2.45

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
•Book-to-bill: Average of the ratio of firm customer orders to Net sales for the last four quarters
Electrical Americas

	Three months ended March 31		Increase (decrease)
($ in millions)	2025	2024
Net sales	$3,010	$2,690	12%

Operating profit	$904	$785	15%
Operating margin	30.0%	29.2%

Changes in Net sales:
Organic growth			13%
Foreign currency			(1)%
Total increase in Net sales			12%

			Change from March 31
Performance metrics:	March 31, 2025	March 31, 2024	2025 vs. 2024	2024 vs. 2023
Backlog	$10,050	$9,579	5%	31%
Organic change in backlog			6%	31%
Organic change in customer orders			(4)%	8%
Book-to-bill	1.0	1.2
The increase in organic sales in the first quarter of 2025 was due to strength in data center and utility end-markets, partially offset by weakness in industrial and residential end-markets.
The operating margin increased from 29.2% in the first quarter of 2024 to 30.0% in the first quarter of 2025. Material factors affecting this increase were a 370 basis point increase from higher sales and a 100 basis point increase from operating efficiencies, partially offset by a 190 basis point decline from higher commodity and wage inflation, a 140 basis point decline from unfavorable product mix, and a 110 basis point decline from higher costs to support growth initiatives.
Strong demand signals continue to underpin our data center market outlook. One hyperscaler customer has paused or slowed some early-stage data center projects, while also making significant investments.

Electrical Global

	Three months ended March 31		Increase (decrease)
($ in millions)	2025	2024
Net sales	$1,610	$1,500	7%

Operating profit	$300	$274	9%
Operating margin	18.6%	18.3%

Changes in Net sales:
Organic growth			9%
Foreign currency			(2)%
Total increase in Net sales			7%

			Change from March 31
Performance metrics:	March 31, 2025	March 31, 2024	2025 vs. 2024	2024 vs. 2023
Backlog	$1,832	$1,741	5%	10%
Organic change in backlog			5%	12%
Organic change in customer orders			—%	4%
Book-to-bill	1.0	1.1
The increase in organic sales in the first quarter of 2025 was due to strength in data center, machine OEM, and utility end-markets. Additionally, the increase in organic sales was due to strength in the European and Asia Pacific regions.
The operating margin increased from 18.3% in the first quarter of 2024 to 18.6% in the first quarter of 2025. Material factors affecting this increase were a 190 basis point increase from higher sales and a 170 basis point increase from operating efficiencies, partially offset by a 210 basis point decline from higher wage and commodity inflation and a 90 basis point decline from unfavorable product mix.
Strong demand signals continue to underpin our data center market outlook. One hyperscaler customer has paused or slowed some early-stage data center projects, while also making significant investments.

Aerospace

	Three months ended March 31		Increase (decrease)
($ in millions)	2025	2024
Net sales	$979	$871	12%

Operating profit	$226	$201	12%
Operating margin	23.1%	23.1%

Changes in Net sales:
Organic growth			13%
Foreign currency			(1)%
Total increase in Net sales			12%

			Change from March 31
Performance metrics:	March 31, 2025	March 31, 2024	2025 vs. 2024	2024 vs. 2023
Backlog	$3,899	$3,347	16%	11%
Organic change in backlog			16%	11%
Organic change in customer orders			14%	2%
Book-to-bill	1.1	1.1
The increase in organic sales in the first quarter of 2025 was due to broad-based strength across all markets, with particular strength in commercial aftermarket, military OEM, and military aftermarket.
The operating margin was flat at 23.1% in both the first quarter of 2025 and 2024. Material factors affecting the operating margin were a 460 basis point increase from higher sales, partially offset by a 250 basis point decline due to the sale of a production facility in the first quarter of 2024 and a 240 basis point decline from higher commodity and wage inflation.
Vehicle

	Three months ended March 31		Increase (decrease)
(In millions)	2025	2024
Net sales	$617	$724	(15)%

Operating profit	$96	$116	(17)%
Operating margin	15.5%	16.0%

Changes in Net sales:
Organic growth			(11)%
Foreign currency			(4)%
Total decrease in Net sales			(15)%
The decrease in organic sales in the first quarter of 2025 was due to weakness in the North American truck and light vehicle markets.
The operating margin decreased from 16.0% in the first quarter of 2024 to 15.5% in the first quarter of 2025. Material factors affecting this decrease were a 220 basis point decline from higher wage and commodity inflation and a 190 basis point decline from lower sales, partially offset by a 280 basis point increase from operating efficiencies and a 50 basis point increase from higher income from investments in associate companies.

eMobility

	Three months ended March 31		Increase (decrease)
(In millions)	2025	2024
Net sales	$162	$158	2%

Operating loss	$(4)	$(4)	—%
Operating margin	(2.7)%	(2.7)%

Changes in Net sales:
Organic growth			3%
Foreign currency			(1)%
Total increase in Net sales			2%
The increase in organic sales in the in the first quarter of 2025 was due to strength in the European region, partially offset by weakness in the North American region.
The operating margin was flat at negative 2.7% in both the first quarter of 2025 and 2024. Material factors affecting the operating margin were a 690 basis point increase from operating efficiencies, a 300 basis point increase from higher sales and a 190 basis point increase from favorable product mix, partially offset by a 450 basis point decline from higher commodity and wage inflation, a 330 basis point decline from the sale of non-production facilities in the first quarter of 2024, and a 330 basis point decline from higher costs to support growth initiatives.
Corporate Expense

	Three months ended March 31		Increase (decrease)
(In millions)	2025	2024
Intangible asset amortization expense	$106	$106	—%
Interest expense - net	33	30	10%
Pension and other postretirement benefits income	(5)	(12)	(58)%
Restructuring program charges	18	63	(71)%
Other expense - net	193	184	5%
Total corporate expense	$345	$371	(7)%
Total corporate expense decreased from $371 million in the first quarter of 2024 to $345 million in the first quarter of 2025. The material factor affecting this decrease was lower Restructuring program charges.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
Liquidity and Financial Condition
Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk.
The Company maintains revolving credit facilities consisting of a $500 million 364-day revolving credit facility that will expire on September 29, 2025 and a $2,500 million five-year revolving credit facility that will expire on October 1, 2027. The revolving credit facilities totaling $3,000 million are used to support commercial paper borrowings and are fully and unconditionally guaranteed by Eaton and certain of its direct and indirect subsidiaries on an unsubordinated, unsecured basis. There were no borrowings outstanding under Eaton’s revolving credit facilities at March 31, 2025. The Company maintains access to the commercial paper markets through its $3,000 million commercial paper program, of which $800 million was outstanding on March 31, 2025, used primarily with funding the acquisition of Fibrebond Corporation.
Over the course of a year, cash, short-term investments, and short-term debt may fluctuate in order to manage global liquidity. As of March 31, 2025 and December 31, 2024, Eaton had cash of $1,777 million and $555 million, short-term investments of $162 million and $1,525 million, respectively, with $805 million short-term debt as of March 31, 2025 and no short-term debt as of December 31, 2024. Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, availability under existing revolving credit facilities, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business, fund capital expenditures and acquisitions of businesses, as well as scheduled payments of long-term debt.
On April 1, 2025, the Company paid $1.45 billion, net of cash acquired, to acquire Fibrebond Corporation.
Eaton was in compliance with each of its debt covenants for all periods presented.
Cash Flows
A summary of cash flows is as follows:

	Three months ended March 31		Change from 2024
(In millions)	2025	2024
Net cash provided by operating activities	$238	$475	$(237)
Net cash provided by investing activities	1,233	33	1,200
Net cash used in financing activities	(244)	(536)	292
Effect of currency on cash	(7)	13	(20)
Total increase (decrease) in cash	$1,221	$(15)
Operating Cash Flow
Net cash provided by operating activities decreased by $237 million in the first three months of 2025 compared to 2024. Material factors affecting this decrease were higher working capital balances of $389 million, partially offset by higher net income of $143 million.
Investing Cash Flow
Net cash provided by investing activities increased by $1,200 million in the first three months of 2025 compared to 2024. The material factor affecting this increase was an increase in sales of short-term investments to $1,366 million in 2025 from $150 million in 2024.
Financing Cash Flow
Net cash used in financing activities decreased by $292 million in the first three months of 2025 compared to 2024. Material factors affecting this decrease were net proceeds of short-term debt of $805 million in 2025 compared to net payments of short-term debt of $7 million in 2024, partially offset by an increase in repurchase of shares to $615 million in 2025 from $138 million in 2024.
Uses of Cash
Capital Expenditures
Capital expenditures were $147 million and $183 million in the first three months of 2025 and 2024, respectively. The Company plans to increase capital expenditures over the next several years to expand production capacity across various markets to support anticipated growth. As a result, Eaton expects approximately $900 million in capital expenditures in 2025.

Dividends
Cash dividend payments were $397 million and $368 million in the first three months of 2025 and 2024, respectively. Payment of quarterly dividends in the future depends upon the Company’s ability to generate net income and operating cash flows, among other factors, and is subject to declaration by the Eaton Board of Directors. The Company intends to continue to pay quarterly dividends in 2025.
Share Repurchases
On February 23, 2022, the Board of Directors adopted a share repurchase program for repurchases of ordinary shares up to $5.0 billion to be made during the three-year period commencing on that date (2022 Program). On February 27, 2025, the Board of Directors renewed the 2022 Program by providing authority for up to $9.0 billion in repurchases to be made during the three-year period commencing on that date (2025 Program). Under the 2025 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During the three months ended March 31, 2025, 1.9 million ordinary shares were repurchased under the 2025 and 2022 Programs in the open market at a total cost of $608 million. During the three months ended March 31, 2024, 0.5 million ordinary shares were repurchased under the 2022 program in the open market at a total cost of $138 million. The Company will continue to pursue share repurchases in 2025 depending on market conditions and capital levels.
Acquisition of Businesses and Investments in Associate Companies
There were no business acquisitions in the first three months of 2025 and 2024. The Company paid cash of $13 million for investments in associate companies in the first three months of 2025. There were no investments in associate companies in the first three months 2024. The Company will continue to focus on deploying its capital toward businesses that provide opportunities for higher growth and strong returns, and align with secular trends and its power management strategies. On April 1, 2025, Eaton acquired Fibrebond Corporation for $1.45 billion, net of cash acquired.
Debt
The Company manages a number of short-term and long-term debt instruments, including commercial paper. At March 31, 2025, the Company had Short-term debt of $805 million, Current portion of long-term debt of $1,666 million, and Long-term debt of $7,609 million. The Company believes it has the operating flexibility, cash flow, and access to capital markets to meet scheduled payments of long-term debt.
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
Substantially all of the Senior Notes (with limited exceptions), together with the credit facilities described above under Liquidity and Financial Condition (the Credit Facilities), are guaranteed by Eaton and 17 of its subsidiaries. Accordingly, they rank equally with each other. However, because these obligations are not secured, they would be effectively subordinated to any existing or future secured indebtedness of Eaton and its subsidiaries. As of March 31, 2025, Eaton has no material, long-term secured debt. The guaranteed Registered Senior Notes are also structurally subordinated to the liabilities of Eaton's subsidiaries that are not guarantors. Except as described below under Future Guarantors, Eaton is not obligated to cause its subsidiaries to guarantee the Registered Senior Notes.
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
The 1994 Indenture does not contain provisions with respect to future guarantors.
Summarized Financial Information of Guarantors and Issuers

(In millions)	March 31, 2025	December 31, 2024
Current assets	$5,137	$5,027
Noncurrent assets	13,195	13,225
Current liabilities	5,403	3,738
Noncurrent liabilities	9,640	10,564
Amounts due to subsidiaries that are non-issuers and non-guarantors - net	9,509	10,334

(In millions)		Three months ended March 31, 2025
Net sales		$3,832
Sales to subsidiaries that are non-issuers and non-guarantors		249
Cost of products sold		2,740
Expense from subsidiaries that are non-issuers and non-guarantors - net		144
Net income		338
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

FORWARD-LOOKING STATEMENTS
This Form 10-Q Report contains forward-looking statements concerning litigation, expected capital expenditures, future dividend payments, anticipated share repurchases, liquidity, and expected restructuring program charges and benefits. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to Eaton, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside Eaton’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: global pandemics; unanticipated changes in the markets for the Company’s business segments; unanticipated downturns in business relationships with customers or their purchases from us; the availability of credit to customers and suppliers; supply chain disruptions, competitive pressures on sales and pricing; unanticipated changes in the cost of material, labor and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of disruptive or competing technologies; unexpected technical or marketing difficulties; unexpected or adverse determinations with respect to claims, charges, audits, investigations, court or administrative proceedings, litigation, arbitrations, judgements, or dispute resolutions; strikes or other labor unrest at Eaton or at our customers or suppliers; the impact of acquisitions and divestitures unanticipated difficulties integrating acquisitions; the effect, interpretation, or application of new or existing laws, regulations, legal proceedings or accounting pronouncements, tariffs and governmental regulations; interest rate changes; tax rate changes or exposure to additional income tax liability; stock market and currency fluctuations; war, geopolitical tensions, natural disasters, civil or political unrest or terrorism; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in exposures to market risk since December 31, 2024.

ITEM 4.CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures - Pursuant to SEC Rule 13a-15, an evaluation was performed under the supervision and with the participation of Eaton’s management, including Craig Arnold - Principal Executive Officer; and Olivier Leonetti - Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, management concluded that Eaton’s disclosure controls and procedures were effective as of March 31, 2025.
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
During the first quarter of 2025, there was no change in Eaton’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting. Management is currently evaluating the impact of businesses acquired in the past twelve months on Eaton's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.
Information regarding the Company's current legal proceedings is presented in Note 9 of the Notes to the condensed consolidated financial statements.

ITEM 1A.RISK FACTORS.
“Item 1A. Risk Factors” in Eaton's 2024 Form 10-K includes a discussion of the Company's risk factors. There have been no material changes from the risk factors described in the 2024 Form 10-K.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c) Issuer's Purchases of Equity Securities
During the first quarter of 2025, 1.9 million ordinary shares were repurchased in the open market at a total cost of $608 million. These shares were repurchased under the programs approved by the Board of Directors on February 27, 2025 (the 2025 Program) and February 23, 2022 (the 2022 Program). A summary of the shares repurchased in the first quarter of 2025 is as follows:

Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
January	990,987	$333.11	990,987	$1,886
February	439,410	$306.28	439,410	$8,986
March	498,891	$286.95	498,891	$8,843
Total	1,929,288	$315.06	1,929,288

ITEM 5.    OTHER INFORMATION.
During the three months ended March 31, 2025, no director or officer of the Company adopted, amended or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.EXHIBITS.
Eaton Corporation plc
First Quarter 2025 Report on Form 10-Q

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

EATON CORPORATION plc
Registrant

Date:	May 2, 2025	By:	/s/ Olivier Leonetti
Olivier Leonetti
Principal Financial Officer
(On behalf of the registrant and as Principal Financial Officer)