Form 10-Q
period 2025-06-30
Eaton Corp plc
filed 2025-08-05
CIK 1551182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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

Not applicable
(Former name, former address and former fiscal year if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Ordinary shares ($0.01 par value)	ETN	New York Stock Exchange
4.450% Senior Notes due 2030	ETN/30	New York Stock Exchange
3.625% Senior Notes due 2035	ETN/35	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 389.3 million Ordinary Shares outstanding as of June 30, 2025.

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended June 30		Six months ended June 30
(In millions except for per share data)	2025	2024	2025	2024
Net sales	$7,028	$6,350	$13,404	$12,293

Cost of products sold	4,431	3,940	8,361	7,665
Selling and administrative expense	1,149	1,021	2,197	2,046
Research and development expense	192	196	390	385
Interest expense - net	71	29	103	59
Other income - net	(1)	(32)	(10)	(58)
Income before income taxes	1,186	1,195	2,363	2,195
Income tax expense	203	201	415	379
Net income	982	994	1,947	1,816
Less net income for noncontrolling interests	(1)	(1)	(2)	(2)
Net income attributable to Eaton ordinary shareholders	$982	$993	$1,945	$1,814

Net income per share attributable to Eaton ordinary shareholders
Diluted	$2.51	$2.48	$4.96	$4.52
Basic	2.52	2.49	4.97	4.54

Weighted-average number of ordinary shares outstanding
Diluted	391.4	401.0	392.5	401.5
Basic	390.3	399.2	391.2	399.6

Cash dividends declared per ordinary share	$1.04	$0.94	$2.08	$1.88
The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended June 30		Six months ended June 30
(In millions)	2025	2024	2025	2024
Net income	$982	$994	$1,947	$1,816
Less net income for noncontrolling interests	(1)	(1)	(2)	(2)
Net income attributable to Eaton ordinary shareholders	982	993	1,945	1,814

Other comprehensive income (loss), net of tax
Currency translation and related hedging instruments	179	(125)	263	(178)
Pensions and other postretirement benefits	(21)	13	(24)	30
Cash flow hedges	(3)	(10)	8	(14)
Other comprehensive income (loss) attributable to Eaton ordinary shareholders	155	(122)	247	(162)

Total comprehensive income attributable to Eaton ordinary shareholders	$1,137	$871	$2,192	$1,652
The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED BALANCE SHEETS

(In millions)	June 30, 2025	December 31, 2024
Assets
Current assets
Cash	$398	$555
Short-term investments	186	1,525
Accounts receivable - net	5,486	4,619
Inventory	4,581	4,227
Prepaid expenses and other current assets	1,246	874
Total current assets	11,897	11,801
Property, plant and equipment
Land and buildings	2,299	2,239
Machinery and equipment	7,328	6,823
Gross property, plant and equipment	9,627	9,062
Accumulated depreciation	(5,595)	(5,333)
Net property, plant and equipment	4,032	3,729
Other noncurrent assets
Goodwill	15,790	14,713
Other intangible assets	5,227	4,658
Operating lease assets	709	806
Deferred income taxes	621	609
Other assets	2,230	2,066
Total assets	$40,507	$38,381

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$1,111	$—
Current portion of long-term debt	1,134	674
Accounts payable	3,762	3,678
Accrued compensation	529	670
Other current liabilities	3,058	2,835
Total current liabilities	9,594	7,857
Noncurrent liabilities
Long-term debt	8,751	8,478
Pension liabilities	758	741
Other postretirement benefits liabilities	161	164
Operating lease liabilities	587	669
Deferred income taxes	280	275
Other noncurrent liabilities	1,728	1,667
Total noncurrent liabilities	12,265	11,994
Shareholders’ equity
Ordinary shares (389.3 million outstanding in 2025 and 392.9 million in 2024)	4	4
Capital in excess of par value	12,780	12,731
Retained earnings	9,917	10,096
Accumulated other comprehensive loss	(4,095)	(4,342)
Shares held in trust	—	(1)
Total Eaton shareholders’ equity	18,606	18,488
Noncontrolling interests	41	43
Total equity	18,647	18,531
Total liabilities and equity	$40,507	$38,381
The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30
(In millions)	2025	2024
Operating activities
Net income	$1,947	$1,816
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	493	452
Deferred income taxes	123	9
Pension and other postretirement benefits expense	20	11
Contributions to pension plans	(58)	(64)
Contributions to other postretirement benefits plans	(9)	(8)
Changes in working capital	(1,397)	(784)
Other - net	37	(11)
Net cash provided by operating activities	1,156	1,421

Investing activities
Capital expenditures for property, plant and equipment	(349)	(370)
Cash paid for acquisition of businesses, net of cash acquired	(1,450)	(51)
Proceeds from sales of property, plant and equipment	53	77
Investments in associate companies	(16)	(68)
Return of investment from associate companies	—	33
Sales (purchases) of short-term investments - net	1,343	(126)
Proceeds from (payments for) settlement of currency exchange contracts not designated as hedges - net	(21)	1
Other - net	(49)	(7)
Net cash used in investing activities	(490)	(511)

Financing activities
Proceeds from borrowings	1,058	1,084
Payments on borrowings	(713)	(399)
Short-term debt, net	1,111	(4)
Cash dividends paid	(818)	(756)
Exercise of employee stock options	29	46
Repurchase of shares	(1,307)	(738)
Employee taxes paid from shares withheld	(46)	(63)
Other - net	(11)	(8)
Net cash used in financing activities	(697)	(839)

Effect of currency on cash	(126)	(20)
Total increase (decrease) in cash	(157)	52
Cash at the beginning of the period	555	488
Cash at the end of the period	$398	$540
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
Acquisition of Fibrebond Corporation
On April 1, 2025, Eaton acquired Fibrebond Corporation (Fibrebond) for $1.45 billion, net of cash acquired. Fibrebond is a U.S. based designer and builder of pre-integrated modular power enclosures for data center, industrial, utility and communications customers. Fibrebond had sales of approximately $378 million for the twelve months ended February 28, 2025, and is reported within the Electrical Americas business segment.
The acquisition of Fibrebond has been accounted for using the acquisition method of accounting which requires the assets acquired and liabilities assumed be recognized at their respective fair values on the acquisition date. The table below summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed on the acquisition date. These preliminary estimates will continue to be revised during the measurement period as third-party valuations are received and finalized, further information becomes available and additional analyses are performed, and these differences could have a material impact on Eaton's preliminary purchase price allocation.

(In millions)	April 1, 2025
Accounts receivable	$50
Inventory	96
Prepaid expenses and other current assets	72
Property, plant and equipment	104
Other intangible assets	709
Other assets	3
Accounts payable	(48)
Other current liabilities	(106)
Other noncurrent liabilities	(2)
Total identifiable net assets	$878
Goodwill	572
Total consideration, net of cash received	$1,450
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the anticipated synergies of acquiring Fibrebond. Goodwill recognized as a result of the acquisition is expected to be deductible for tax purposes. Other intangible assets of $709 million are expected to include customer relationships, backlog, trademarks and technology. Given the timing of the acquisition, Eaton utilized a benchmarking approach based on similar acquisitions to determine the preliminary fair values for intangible assets. See Note 6 for additional information about goodwill.
As part of the acquisition, Eaton assumed $240 million of employee transaction and retention awards. Awards vest in six equal annual installments starting in the second quarter of 2025, subject to continued employment with Eaton. Forfeited employee awards are paid to former Fibrebond shareholders annually. Eaton recognizes compensation expense for the awards over the requisite service period and any employee forfeitures owed to former Fibrebond shareholders are expensed immediately in Other income - net. During the second quarter of 2025, compensation expense of $34 million, $11 million and $2 million were included in Costs of products sold, Selling and administrative expense, and Other income - net, respectively.
Eaton's 2025 condensed consolidated financial statements include Fibrebond results of operations, including segment operating profit of $44 million on sales of $144 million, from the date of acquisition through June 30, 2025.

Agreement to Acquire Ultra PCS Limited
On June 16, 2025, Eaton signed an agreement to acquire Ultra PCS Limited (Ultra PCS), which is headquartered in the United Kingdom with operations in the U.K. and the United States. Ultra PCS produces electronic controls, sensing, stores ejection and data processing solutions, enabling mission success for global aerospace customers in the air and on the ground. Under the terms of the agreement, Eaton will pay $1.55 billion for Ultra PCS. The transaction is subject to customary closing conditions and regulatory approvals and is expected to close in the first half of 2026. Ultra PCS will be reported within the Aerospace business segment.
Agreement to Acquire Resilient Power Systems Inc.
On July 11, 2025, Eaton signed an agreement to acquire Resilient Power Systems Inc., a leading North American developer and manufacturer of innovative energy solutions, including solid-state transformer-based technology. Under the terms of the agreement, Eaton will pay $55 million of cash at closing and contingent future consideration and other payments that could reach $95 million based on 2025 through 2028 revenue performance, achievement of technology-based milestones, and in certain cases subject to management's continued employment with Eaton. The transaction is subject to customary closing conditions and is expected to close in the third quarter of 2025. Resilient Power Systems Inc. will be reported within the Electrical Americas business segment.

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
The following table provides disaggregated sales by lines of businesses, geographic destination, market channel or end market, as applicable, for the Company's operating segments:

	Three months ended June 30		Six months ended June 30
(In millions)	2025	2024	2025	2024
Electrical Americas
Products	$817	$745	$1,560	$1,478
Systems	2,533	2,132	4,800	4,089
Total	$3,350	$2,877	$6,360	$5,567

Electrical Global
Products	$1,008	$882	$1,946	$1,726
Systems	744	724	1,416	1,380
Total	$1,753	$1,606	$3,362	$3,105

Aerospace
Original Equipment Manufacturers	$409	$389	$795	$744
Aftermarket	396	329	746	620
Industrial and Other	275	237	518	462
Total	$1,080	$955	$2,059	$1,826

Vehicle
Commercial	$377	$454	$736	$889
Passenger and Light Duty	287	269	544	558
Total	$663	$723	$1,280	$1,447

eMobility	$182	$189	$343	$348

Total net sales	$7,028	$6,350	$13,404	$12,293
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (revenue recognized exceeds amount billed to the customer), and deferred revenue (advance payments and billings in excess of revenue recognized). Accounts receivable from customers were $4,923 million and $4,079 million at June 30, 2025 and December 31, 2024, respectively. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. These assets and liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Unbilled receivables were $510 million and $330 million at June 30, 2025 and December 31, 2024, respectively, and are recorded in Prepaid expenses and other current assets. The increase in unbilled receivables reflects higher revenue recognized and not yet billed from increased business activity in 2025 and unbilled receivables associated with the Fibrebond acquisition.

Changes in the deferred revenue liabilities are as follows:

(In millions)	Deferred Revenue
Balance at January 1, 2025	$618
Customer deposits and billings	1,902
Revenue recognized in the period	(1,862)
Deferred revenue from business acquisition	73
Translation	15
Balance at June 30, 2025	$746

(In millions)	Deferred Revenue
Balance at January 1, 2024	$626
Customer deposits and billings	1,333
Revenue recognized in the period	(1,306)
Balance at June 30, 2024	$653
Deferred revenue liabilities of $725 million and $602 million as of June 30, 2025 and December 31, 2024, respectively, were included in Other current liabilities on the Consolidated Balance Sheets with the remaining balance presented in Other noncurrent liabilities.
A significant portion of open orders placed with Eaton are by original equipment manufacturers or distributors. These open orders are not considered firm as they have been historically subject to releases by customers. In measuring backlog of unsatisfied or partially satisfied obligations, only the amount of orders to which customers are firmly committed are included. Using this criterion, total backlog at June 30, 2025 was approximately $17.5 billion. At June 30, 2025, approximately 70% of this backlog is targeted for delivery to customers in the next twelve months and the rest thereafter.

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
Accounts receivable are net of an allowance for credit losses of $56 million and $55 million at June 30, 2025 and December 31, 2024, respectively. The change in the allowance for credit losses includes expense and net write-offs, none of which are significant.

Note 5.    INVENTORY
Inventory is carried at lower of cost or net realizable value. The components of inventory are as follows:

(In millions)	June 30, 2025	December 31, 2024
Raw materials	$1,710	$1,614
Work-in-process	1,214	1,038
Finished goods	1,656	1,576
Total inventory	$4,581	$4,227

Note 6.    GOODWILL
Changes in the carrying amount of goodwill by segment are as follows:

(In millions)	January 1, 2025	Additions	Translation	June 30, 2025
Electrical Americas	$7,396	$576	$28	$8,000
Electrical Global	3,842	—	334	4,176
Aerospace	2,856	—	133	2,989
Vehicle	285	—	5	290
eMobility	333	—	2	335
Total	$14,713	$576	$502	$15,790
The 2025 additions to goodwill relate primarily to the anticipated synergies of acquiring Fibrebond. The allocation of the Fibrebond purchase price is preliminary and will be completed during the measurement period.

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
The changes in SCF obligations are as follows:

(In millions)	SCF Obligations
Balance at January 1, 2025	$398
Invoices confirmed during the period	811
Invoices paid during the period	(739)
Balance at June 30, 2025	$470

(In millions)	SCF Obligations
Balance at January 1, 2024	$369
Invoices confirmed during the period	695
Invoices paid during the period	(695)
Translation	(1)
Balance at June 30, 2024	$367

Note 8.    DEBT
On May 9, 2025, a subsidiary of Eaton issued Euro denominated notes (2025 Euro Notes) with a face amount of €500 million ($564 million). The 2025 Euro Notes mature in 2035 with interest payable annually at a rate of 3.625% per annum. The issuer received proceeds totaling €494 million ($558 million) from the 2025 Euro Notes issuance, net of financing costs and discounts. The 2025 Euro Notes are fully and unconditionally guaranteed on an unsubordinated, unsecured basis by Eaton and certain of its direct and indirect subsidiaries. The 2025 Euro Notes contain customary optional redemption and par call provisions. The 2025 Euro Notes also contain a change of control provision which requires the Company to make an offer to purchase all or any part of the 2025 Euro Notes at a purchase price of 101% of the principal amount plus accrued and unpaid interest. The capitalized deferred financing fees are amortized in Interest expense - net over the term of the 2025 Euro Notes. The 2025 Euro Notes are subject to customary non-financial covenants.
Also on May 9, 2025, the same subsidiary of Eaton issued senior notes (2025 Notes) with a face amount of $500 million. The 2025 Notes mature in 2030 with interest payable semi-annually at a rate of 4.45% per annum. The issuer received proceeds totaling $495 million from the 2025 Notes issuance, net of financing costs and discounts. The 2025 Notes are fully and unconditionally guaranteed on an unsubordinated, unsecured basis by Eaton and certain of its direct and indirect subsidiaries. The 2025 Notes contain customary optional redemption and par call provisions. The 2025 Notes also contain a change of control provision which requires the Company to make an offer to purchase all or any part of the 2025 Notes at a purchase price of 101% of the principal amount plus accrued and unpaid interest. The capitalized deferred financing fees are amortized in Interest expense - net over the term of the 2025 Notes. The 2025 Notes are subject to customary non-financial covenants.

Note 9.    RETIREMENT BENEFITS PLANS
The components of retirement benefits expense (income) are as follows:

	United States pension benefit expense		Non-United States pension benefit expense		Other postretirement benefits expense
	Three months ended June 30
(In millions)	2025	2024	2025	2024	2025	2024
Service cost	$4	$5	$11	$11	$—	$—
Interest cost	34	34	23	22	3	3
Expected return on plan assets	(47)	(48)	(33)	(33)	—	—
Amortization	3	3	4	2	(3)	(3)
	(6)	(6)	5	2	—	—
Settlements	9	10	3	2	—	—
Total expense	$3	$4	$8	$4	$—	$—

	United States pension benefit expense		Non-United States pension benefit expense		Other postretirement benefits expense (income)
	Six months ended June 30
(In millions)	2025	2024	2025	2024	2025	2024
Service cost	$8	$9	$22	$23	$—	$—
Interest cost	68	67	44	43	5	5
Expected return on plan assets	(95)	(95)	(64)	(66)	—	—
Amortization	7	5	8	5	(6)	(6)
	(12)	(14)	10	5	(1)	(1)
Settlements	18	19	5	3	—	—
Total expense (income)	$6	$5	$15	$8	$(1)	$(1)
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
Note 10.    LEGAL CONTINGENCIES
Eaton is subject to a broad range of claims, administrative proceedings, and legal proceedings, including, but not limited to, claims for punitive damages, penalties, and interest, in a variety of matters, including, but not limited to, contract, indemnity, tax, patent infringement, intellectual property, personal injury, commercial, warranty, product liability, environmental, antitrust and trade regulation, class action, and labor and employment matters. Eaton is also subject to legal claims from historic products which may have contained asbestos. Insurance may cover some of the costs associated with claims and proceedings involving Eaton. Although it is not possible to predict with certainty the outcome or cost of these matters, the Company believes they will not have a material adverse effect on the condensed consolidated financial statements.

Note 11.    INCOME TAXES
The effective income tax rate for the second quarter of 2025 was expense of 17.2% compared to expense of 16.8% for the second quarter of 2024. The effective income tax rate for the first six months of 2025 was expense of 17.6% compared to expense of 17.3% for the first six months of 2024. The increase in the effective tax rate in the second quarter and first six months of 2025 was primarily due to greater levels of income in higher tax jurisdictions.
Brazil Tax Years 2005-2012
The Company has two Brazilian tax cases primarily relating to the amortization of certain goodwill generated from the acquisition of third-party businesses and corporate reorganizations. One case involves tax years 2005-2008 (Case 1), and the other involves tax years 2009-2012 (Case 2). Case 2 is proceeding on a more accelerated timeline than Case 1. For Case 2, the Company received a tax assessment in 2014 that included interest and penalties. In November 2019, the Company received an unfavorable result at the final tax administrative appeals level, resulting in an alleged tax deficiency of $24 million plus $116 million of interest and penalties (translated at the June 30, 2025 exchange rate). The Company is challenging this assessment in the judicial system and, on April 18, 2022, received an unfavorable decision at the first judicial level. On April 27, 2022, the Company filed a motion for clarification relating to that decision. On May 20, 2022, the court largely upheld its prior decision without further clarification. On June 9, 2022, the Company filed its notice of appeal to the second level court. On July 11, 2024, the court published a favorable decision resulting in the cancellation of a portion of the penalties imposed by the tax authorities. As a result of the favorable decision, the alleged interest and penalties was reduced from $116 million to $83 million (translated at the June 30, 2025 exchange rate). The Company intends to continue its challenge of the assessment in the judicial system.
As previously disclosed for Case 1, the Company received a separate tax assessment alleging a tax deficiency of $30 million plus $116 million of interest and penalties (translated at the June 30, 2025 exchange rate), which the Company is challenging in the judicial system. On April 4, 2024, the court published a favorable decision resulting in a reduction to the Case 1 assessment for the goodwill generated from the acquisition of a third-party business. In the same decision, the court confirmed the cancellation of a portion of the penalties imposed by the tax authorities. In May 2025, Eaton obtained a favorable decision that cancelled a portion of the assessment due to the expiration of the statute of limitations. As a result of the favorable decisions, the alleged tax deficiency was reduced to $22 million plus $60 million of interest and penalties (translated at the June 30, 2025 exchange rate). The remainder of Case 1 is still pending resolution at the first judicial level.
Both cases are expected to take several years to resolve through the Brazilian judicial system and require provision of certain assets as security for the alleged deficiencies. As of June 30, 2025, the Company pledged Brazilian real estate assets with net book value of $17 million and provided additional security in the form of bank secured bonds and insurance bonds totaling $91 million and a cash deposit of $22 million (translated at the June 30, 2025 exchange rate).

Note 12.    EATON SHAREHOLDERS' EQUITY
The changes in Shareholders’ equity are as follows:

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at January 1, 2025	392.9	$4	$12,731	$10,096	$(4,342)	$(1)	$18,488	$43	$18,531
Net income	—	—	—	964	—	—	964	1	965
Other comprehensive income, net of tax					92		92		92
Cash dividends paid and accrued	—	—	—	(411)	—	—	(411)	(2)	(413)
Issuance of shares under equity-based compensation plans	0.4	—	(19)	—	—	—	(19)	—	(19)
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(1)	(1)
Repurchase of shares	(1.9)	—	—	(608)	—	—	(608)	—	(608)
Balance at March 31, 2025	391.3	4	12,711	10,041	(4,250)	(1)	18,506	41	18,547
Net income	—	—	—	982	—	—	982	1	982
Other comprehensive income, net of tax					155		155		155
Cash dividends paid	—	—	—	(407)	—	—	(407)	—	(407)
Issuance of shares under equity-based compensation plans	0.2	—	69	(1)	—	—	68	—	68
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(1)	(1)
Repurchase of shares	(2.3)	—	—	(698)	—	—	(698)	—	(698)
Balance at June 30, 2025	389.3	$4	$12,780	$9,917	$(4,095)	$—	$18,606	$41	$18,647

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at January 1, 2024	399.4	$4	$12,634	$10,305	$(3,906)	$(1)	$19,036	$33	$19,069
Net income	—	—	—	821	—	—	821	1	822
Other comprehensive loss, net of tax					(40)		(40)	—	(40)
Cash dividends paid and accrued	—	—	—	(381)	—	—	(381)	—	(381)
Issuance of shares under equity-based compensation plans	0.9	—	(4)	(1)	—	—	(5)	—	(5)
Repurchase of shares	(0.5)	—	—	(138)	—	—	(138)	—	(138)
Balance at March 31, 2024	399.8	4	12,630	10,605	(3,946)	(1)	19,292	34	19,326
Net income	—	—	—	993	—	—	993	1	994
Other comprehensive loss, net of tax					(122)		(122)		(122)
Cash dividends paid	—	—	—	(375)	—	—	(375)	—	(375)
Issuance of shares under equity-based compensation plans	0.1	—	31	—	—	—	31	—	31
Repurchase of shares	(1.9)	—	—	(600)	—	—	(600)	—	(600)
Balance at June 30, 2024	398.1	$4	$12,662	$10,622	$(4,069)	$(1)	$19,219	$35	$19,254
On February 23, 2022, the Board of Directors adopted a share repurchase program for repurchases of ordinary shares up to $5.0 billion to be made during the three-year period commencing on that date (2022 Program). On February 27, 2025, the Board of Directors renewed the 2022 Program by providing authority for up to $9.0 billion in repurchases to be made during the three-year period commencing on that date (2025 Program). Under the 2025 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During the three and six months ended June 30, 2025, 2.3 million and 4.2 million ordinary shares, respectively, were repurchased under the 2025 or 2022 Programs in the open market at a total cost of $698 million and $1,306 million, respectively. During the three and six months ended June 30, 2024, 1.9 million and 2.3 million ordinary shares, respectively, were repurchased under the 2022 program in the open market at a total cost of $600 million and $738 million, respectively.

The changes in Accumulated other comprehensive loss are as follows:

(In millions)	Currency translation and related hedging instruments	Pensions and other postretirement benefits	Cash flow hedges	Total
Balance at January 1, 2025	$(3,399)	$(1,044)	$101	$(4,342)
Other comprehensive income (loss) before reclassifications	269	(52)	11	228
Amounts reclassified from Accumulated other comprehensive loss (income)	(6)	28	(3)	19
Net current-period Other comprehensive income (loss)	263	(24)	8	247
Balance at June 30, 2025	$(3,136)	$(1,068)	$109	$(4,095)
The reclassifications out of Accumulated other comprehensive loss are as follows:

(In millions)	Six months ended June 30, 2025		Consolidated Statements of Income classification
Gains and (losses) on net investment hedges (amount excluded from effectiveness testing)
Currency exchange contracts	$6		Interest expense - net
Tax expense	—
Total, net of tax	6

Amortization of defined benefits pensions and other postretirement benefits items
Actuarial loss and prior service cost	(32)	1
Tax benefit	4
Total, net of tax	(28)

Gains and (losses) on cash flow hedges
Floating-to-fixed interest rate swaps	7		Interest expense - net
Currency exchange contracts	(3)		Net sales and Cost of products sold
Tax expense	(1)
Total, net of tax	3

Total reclassifications for the period	$(19)
1 These components of Accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 9 for additional information about pension and other postretirement benefits items.

Net Income Per Share Attributable to Eaton Ordinary Shareholders
A summary of the calculation of net income per share attributable to Eaton ordinary shareholders is as follows:

	Three months ended June 30		Six months ended June 30
(In millions except for per share data)	2025	2024	2025	2024
Net income attributable to Eaton ordinary shareholders	$982	$993	$1,945	$1,814

Weighted-average number of ordinary shares outstanding - diluted	391.4	401.0	392.5	401.5
Less dilutive effect of equity-based compensation	1.1	1.8	1.3	1.9
Weighted-average number of ordinary shares outstanding - basic	390.3	399.2	391.2	399.6

Net income per share attributable to Eaton ordinary shareholders
Diluted	$2.51	$2.48	$4.96	$4.52
Basic	2.52	2.49	4.97	4.54
For the second quarter and first six months of 2025, 0.1 million stock options were excluded from the calculation of diluted net income per share attributable to Eaton ordinary shareholders because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive. For the second quarter and first six months of 2024, all stock options were included in the calculation of diluted net income per share attributable to Eaton ordinary shareholders because they were all dilutive.

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
A summary of financial instruments recognized at fair value, and the fair value measurements used, is as follows:

(In millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
June 30, 2025
Cash	$398	$398	$—	$—
Short-term investments	186	186	—	—
Net derivative contracts	(37)	—	(37)	—

December 31, 2024
Cash	$555	$555	$—	$—
Short-term investments	1,525	1,525	—	—
Net derivative contracts	(16)	—	(16)	—
Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities.
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $9,885 million and fair value of $9,516 million at June 30, 2025 compared to $9,152 million and $8,651 million, respectively, at December 31, 2024. The fair value of Eaton's debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and is considered a Level 2 fair value measurement.

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

Derivative Financial Statement Impacts
The fair value of derivative financial instruments recognized in the Consolidated Balance Sheets is as follows:

(In millions)	Notional amount	Other current assets	Other noncurrent assets	Other current liabilities	Other noncurrent liabilities	Type of hedge	Term
June 30, 2025
Derivatives designated as hedges
Currency exchange contracts	$435	$17	$—	$8	$—	Cash flow	1 to 11 months
Commodity contracts	5	—	—	—	—	Cash flow	1 to 12 months
Currency exchange contracts	656	—	—	—	—	Net investment	3 months
Cross-currency interest rate swaps	523	—	—	—	51	Net investment	5 years
Total		$18	$—	$8	$51

Derivatives not designated as hedges
Currency exchange contracts	$3,966	$13		$9			1 to 7 months

December 31, 2024
Derivatives designated as hedges
Forward starting floating-to-fixed interest rate swaps	$156	$—	$—	$—	$1	Cash flow	11 years
Currency exchange contracts	499	12	—	14	—	Cash flow	1 to 13 months
Commodity contracts	4	—	—	—	—	Cash flow	1 to 11 months
Currency exchange contracts	545	3	—	—	—	Net investment	3 months
Total		$15	$—	$14	$1

Derivatives not designated as hedges
Currency exchange contracts	$4,945	$13		$29			1 to 7 months
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
Foreign currency denominated debt designated as non-derivative net investment hedging instruments had a carrying value on an after-tax basis of $3,988 million at June 30, 2025 and $3,105 million at December 31, 2024.
As of June 30, 2025, the volume of outstanding commodity contracts that were entered into to hedge forecasted transactions:

Commodity	June 30, 2025		Term
Copper	1	Millions of pounds	1 to 12 months

The following amounts were recorded on the Consolidated Balance Sheets related to fixed-to-floating interest rate swaps:

(In millions)	Carrying amount of the hedged assets (liabilities)		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged asset (liabilities)[1]
Location on Consolidated Balance Sheets	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Long-term debt	$(502)	$(647)	$(34)	$(37)
1 At June 30, 2025 and December 31, 2024, these amounts include the cumulative liability amount of fair value hedging adjustments remaining for which the hedge accounting has been discontinued of $34 million and $37 million, respectively.
The impact of hedging activities to the Consolidated Statements of Income is as follows:

	Three months ended June 30, 2025
(In millions)	Net Sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$7,028	$4,431	$71

Gain (loss) on derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps
Hedged item	$—	$—	$(3)
Derivative designated as hedging instrument	—	—	3

Currency exchange contracts
Hedged item	$(1)	$(4)	$—
Derivative designated as hedging instrument	1	4	—

Gain (loss) on derivatives designated as net investment hedges
Cross-currency interest rate swaps
Initial value of component excluded from effectiveness testing amortized to earnings	$—	$—	$2

	Three months ended June 30, 2024
(In millions)	Net Sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$6,350	$3,940	$29

Gain (loss) on derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps
Hedged item	$—	$—	$(3)
Derivative designated as hedging instrument	—	—	3

Currency exchange contracts
Hedged item	$2	$(4)	$—
Derivative designated as hedging instrument	(2)	4	—

Commodity contracts
Hedged item	$—	$(1)	$—
Derivative designated as hedging instrument	—	1	—

	Six months ended June 30, 2025
(In millions)	Net Sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$13,404	$8,361	$103

Gain (loss) on derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps
Hedged item	$—	$—	$(7)
Derivative designated as hedging instrument	—	—	7

Currency exchange contracts
Hedged item	$2	$1	$—
Derivative designated as hedging instrument	(2)	(1)	—

Gain (loss) on derivatives designated as net investment hedges
Cross-currency interest rate swaps
Initial value of component excluded from effectiveness testing amortized to earnings	$—	$—	$3

	Six months ended June 30, 2024
(In millions)	Net Sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$12,293	$7,665	$59

Gain (loss) on derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps
Hedged item	$—	$—	$(6)
Derivative designated as hedging instrument	—	—	6

Currency exchange contracts
Hedged item	$—	$(12)	$—
Derivative designated as hedging instrument	—	12	—
The impact of derivatives not designated as hedges to the Consolidated Statements of Income is as follows:

	Gain (loss) recognized in Consolidated Statements of Income		Consolidated Statements of Income classification
	Three months ended June 30
(In millions)	2025	2024
Gain (loss) on derivatives not designated as hedges
Currency exchange contracts	$(16)	$(29)	Interest expense - net
Total	$(16)	$(29)

	Gain (loss) recognized in Consolidated Statements of Income		Consolidated Statements of Income classification
	Six months ended June 30
(In millions)	2025	2024
Gain (loss) on derivatives not designated as hedges
Currency exchange contracts	$3	$(9)	Interest expense - net
Total	$3	$(9)
The impact of derivative and non-derivative instruments designated as hedges to the Consolidated Statements of Income and Comprehensive Income is as follows:

	Gain (loss) recognized in other comprehensive income (loss)		Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	Three months ended June 30			Three months ended June 30
(In millions)	2025	2024		2025	2024
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	$(1)	$4	Interest expense - net	$3	$3
Currency exchange contracts	6	(12)	Net sales and Cost of products sold	5	3
Commodity contracts	—	3	Cost of products sold	—	1

Derivatives designated as net investment hedges
Currency exchange contracts
Effective portion	(9)	5	Gain (loss) on sale of business	—	—
Amount excluded from effectiveness testing	4	—	Interest expense - net	4	3

Cross-currency interest rate swaps
Effective portion	(45)	—	Gain (loss) on sale of business	—	—
Amount excluded from effectiveness testing not amortized to earnings	3	—	Gain (loss) on sale of business	—	—

Non-derivative designated as net investment hedges
Foreign currency denominated debt	(272)	26	Gain (loss) on sale of business	—	—
Total	$(314)	$26		$12	$10

	Gain (loss) recognized in other comprehensive income (loss)		Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	Six months ended June 30			Six months ended June 30
(In millions)	2025	2024		2025	2024
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	$3	$6	Interest expense - net	$7	$6
Currency exchange contracts	10	(10)	Net sales and Cost of products sold	(3)	11
Commodity contracts	1	4	Cost of products sold	—	—

Derivatives designated as net investment hedges
Currency exchange contracts
Effective portion	(16)	16	Gain (loss) on sale of business	—	—
Amount excluded from effectiveness testing	5	3	Interest expense - net	6	7

Cross-currency interest rate swaps
Effective portion	(62)	—	Gain (loss) on sale of business	—	—
Amount excluded from effectiveness testing not amortized to earnings	11	—	Gain (loss) on sale of business	—	—

Non-derivative designated as net investment hedges
Foreign currency denominated debt	(394)	98	Gain (loss) on sale of business	—	—
Total	$(442)	$118		$10	$25

The pre-tax gain (loss) on derivative financial instruments designated as net investment hedges included in Accumulated other comprehensive loss is as follows:

	Gain (loss) included in Accumulated other comprehensive loss
(In millions)	June 30, 2025	December 31, 2024
Effective portion
Currency exchange contracts	$11	$27
Cross-currency interest rate swaps	(62)	—

Amount excluded from effectiveness testing
Currency exchange contracts	$—	$1
Cross-currency interest rate swaps	11	—
At June 30, 2025, a gain of $12 million of estimated unrealized net gains or losses associated with our cash flow hedges were expected to be reclassified to income from Accumulated other comprehensive loss within the next twelve months. These reclassifications relate to our designated foreign currency and commodity hedges that will mature in the next twelve months.

Note 15.    RESTRUCTURING CHARGES
During the first quarter of 2024, Eaton implemented a multi-year restructuring program to accelerate opportunities to optimize its operations and global support structure. These actions will better align the Company's functions to support anticipated growth and drive greater effectiveness throughout the Company. Since the inception of the program, the Company has incurred charges of $244 million. This restructuring program is expected to be completed in 2026 and is expected to incur additional expenses related to workforce reductions of $164 million and plant closing and other costs of $67 million, resulting in total estimated charges of $475 million for the entire program.
A summary of restructuring program charges is as follows:

	Three months ended June 30		Six months ended June 30
(In millions except for per share data)	2025	2024	2025	2024
Workforce reductions	$7	$9	$19	$68
Plant closing and other	17	7	23	11
Total before income taxes	24	15	42	78
Income tax benefit	5	3	9	18
Total after income taxes	$18	$12	$33	$61
Per ordinary share - diluted	$0.05	$0.03	$0.08	$0.15
Restructuring program charges related to the following segments:

	Three months ended June 30		Six months ended June 30		Restructuring program charges incurred from inception through
(In millions)	2025	2024	2025	2024	June 30, 2025
Electrical Americas	$9	$1	$10	$8	$22
Electrical Global	5	4	19	27	106
Aerospace	—	—	—	8	9
Vehicle	2	4	4	27	43
eMobility	2	—	2	—	27
Corporate	6	7	7	7	36
Total	$24	$15	$42	$78	$244
A summary of liabilities related to workforce reductions, plant closing, and other associated costs is as follows:

(In millions)	Workforce reductions	Plant closing and other	Total
Balance at January 1, 2024	$35	$6	$41
Liability recognized, net	120	83	202
Payments, utilization and translation	(59)	(81)	(141)
Balance at December 31, 2024	96	7	103
Liability recognized, net	19	23	42
Payments, utilization and translation	(27)	(23)	(50)
Balance at June 30, 2025	$88	$7	$94
These restructuring program charges were included in Cost of products sold, Selling and administrative expense, Research and development expense, or Other income - net, as appropriate. In Business Segment Information, these restructuring program charges are treated as Corporate items. See Note 16 for additional information about business segments.

Note 16.    BUSINESS SEGMENT INFORMATION
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance. The Company's chief operating decision maker is the chief executive officer. Eaton's operating segments are Electrical Americas, Electrical Global, Aerospace, Vehicle, and eMobility. Operating profit (loss) includes the operating profit from intersegment sales. For additional information regarding Eaton's business segments, see Note 19 to the consolidated financial statements contained in the 2024 Form 10-K.
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

Business Segment Information

	Three months ended June 30		Six months ended June 30
(In millions)	2025	2024	2025	2024
Net sales
Electrical Americas	$3,350	$2,877	$6,360	$5,567
Electrical Global	1,753	1,606	3,362	3,105
Aerospace	1,080	955	2,059	1,826
Vehicle	663	723	1,280	1,447
eMobility	182	189	343	348
Total net sales	$7,028	$6,350	$13,404	$12,293

Other segment items
Electrical Americas	$2,363	$2,018	$4,469	$3,923
Electrical Global	1,400	1,301	2,709	2,527
Aerospace	840	749	1,593	1,419
Vehicle	550	593	1,071	1,201
eMobility	192	187	358	350
Total other segment items	$5,346	$4,848	$10,200	$9,420

Segment operating profit (loss)
Electrical Americas	$987	$859	$1,891	$1,644
Electrical Global	353	305	653	578
Aerospace	240	206	466	407
Vehicle	113	130	209	246
eMobility	(10)	2	(15)	(2)
Total segment operating profit	1,682	1,502	3,204	2,873

Corporate
Intangible asset amortization expense	(129)	(106)	(235)	(212)
Interest expense - net	(71)	(29)	(103)	(59)
Pension and other postretirement benefits income	5	9	10	20
Restructuring program charges	(24)	(15)	(42)	(78)
Other expense - net	(277)	(166)	(471)	(349)
Income before income taxes	1,186	1,195	2,363	2,195
Income tax expense	203	201	415	379
Net income	982	994	1,947	1,816
Less net income for noncontrolling interests	(1)	(1)	(2)	(2)
Net income attributable to Eaton ordinary shareholders	$982	$993	$1,945	$1,814

(In millions)	June 30, 2025	December 31, 2024
Identifiable assets
Electrical Americas	$5,783	$4,933
Electrical Global	3,637	3,233
Aerospace	2,592	2,392
Vehicle	2,101	1,987
eMobility	727	633
Total identifiable assets	14,840	13,178
Goodwill	15,790	14,713
Other intangible assets	5,227	4,658
Corporate	4,650	5,833
Total assets	$40,507	$38,381

	Three months ended June 30		Six months ended June 30
(In millions)	2025	2024	2025	2024
Capital expenditures for property, plant and equipment
Electrical Americas	$98	$72	$155	$164
Electrical Global	49	37	89	67
Aerospace	22	20	39	34
Vehicle	18	26	30	45
eMobility	5	21	14	40
Total	191	176	327	350
Corporate	11	11	22	20
Total expenditures for property, plant and equipment	$202	$187	$349	$370

	Three months ended June 30		Six months ended June 30
(In millions)	2025	2024	2025	2024
Depreciation of property, plant and equipment
Electrical Americas	$33	$29	$64	$57
Electrical Global	27	25	53	49
Aerospace	18	17	36	34
Vehicle	24	24	48	47
eMobility	8	6	15	12
Total	111	100	216	198
Corporate	9	9	19	18
Total depreciation of property, plant and equipment	$121	$109	$236	$216

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
On June 16, 2025, Eaton signed an agreement to acquire Ultra PCS Limited (Ultra PCS), which is headquartered in the United Kingdom with operations in the U.K. and the United States. Ultra PCS produces electronic controls, sensing, stores ejection and data processing solutions, enabling mission success for global aerospace customers in the air and on the ground. Ultra PCS will be reported within the Aerospace business segment.
On July 11, 2025, Eaton signed an agreement to acquire Resilient Power Systems Inc., a leading North American developer and manufacturer of innovative energy solutions, including solid-state transformer-based technology. Resilient Power Systems Inc. will be reported within the Electrical Americas business segment.
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
Acquisition and Divestiture Charges
Eaton incurs integration charges and transaction costs to acquire and integrate businesses, and transaction, separation and other costs to divest and exit businesses. Eaton also recognizes gains and losses on the sale of businesses. A summary of these Corporate items is as follows:

	Three months ended June 30		Six months ended June 30
(In millions except for per share data)	2025	2024	2025	2024
Acquisition integration, divestiture charges and transaction costs	$70	$10	$80	$27
Income tax benefit	16	3	19	7
Total after income taxes	$54	$8	$61	$20
Per ordinary share - diluted	$0.14	$0.02	$0.16	$0.05
Acquisition integration, divestiture charges and transaction costs in 2025 are primarily related to the acquisitions of Fibrebond and Exertherm, transactions completed prior to 2023, and other charges to acquire and exit businesses. Costs in 2025 include $47 million of employee transaction and retention award compensation expense related to the acquisition of Fibrebond. Acquisition integration, divestiture charges and transaction costs in 2024 are primarily related to acquisitions completed prior to 2023, and include other charges and income to acquire and exit businesses. These charges were included in Cost of products sold, Selling and administrative expense, Research and development expense, or Other income - net. In Business Segment Information in Note 16, the charges were included in Other expense - net.
Restructuring Programs
During the first quarter of 2024, Eaton implemented a multi-year restructuring program to accelerate opportunities to optimize its operations and global support structure. These actions will better align the Company's functions to support anticipated growth and drive greater effectiveness throughout the Company. Since the inception of the program, the Company has incurred charges of $244 million. This restructuring program is expected to be completed in 2026 and is expected to incur additional expenses related to workforce reductions of $164 million and plant closing and other costs of $67 million, resulting in total estimated charges of $475 million for the entire program. The Company expects mature year benefits of $375 million when the multi-year program is fully implemented.
Additional information related to these restructuring programs is presented in Note 15.
Intangible Asset Amortization Expense
Intangible asset amortization expense is as follows:

	Three months ended June 30		Six months ended June 30
(In millions except for per share data)	2025	2024	2025	2024
Intangible asset amortization expense	$129	$106	$235	$212
Income tax benefit	28	23	50	45
Total after income taxes	$101	$83	$185	$167
Per ordinary share - diluted	$0.25	$0.20	$0.47	$0.42

Consolidated Financial Results

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
(In millions except for per share data)	2025	2024		2025	2024
Net sales	$7,028	$6,350	11%	$13,404	$12,293	9%
Gross profit	2,597	2,410	8%	5,043	4,628	9%
Percent of net sales	37.0%	38.0%		37.6%	37.6%
Income before income taxes	1,186	1,195	(1)%	2,363	2,195	8%
Net income	982	994	(1)%	1,947	1,816	7%
Less net income for noncontrolling interests	(1)	(1)		(2)	(2)
Net income attributable to Eaton ordinary shareholders	982	993	(1)%	1,945	1,814	7%
Excluding acquisition and divestiture charges, after-tax	54	8		61	20
Excluding restructuring program charges, after-tax	18	12		33	61
Excluding intangible asset amortization expense, after-tax	101	83		185	167
Adjusted earnings	$1,155	$1,096	5%	$2,225	$2,062	8%

Net income per share attributable to Eaton ordinary shareholders - diluted	$2.51	$2.48	1%	$4.96	$4.52	10%
Excluding per share impact of acquisition and divestiture charges, after-tax	0.14	0.02		0.16	0.05
Excluding per share impact of restructuring program charges, after-tax	0.05	0.03		0.08	0.15
Excluding per share impact of intangible asset amortization expense, after-tax	0.25	0.20		0.47	0.42
Adjusted earnings per ordinary share	$2.95	$2.73	8%	$5.67	$5.14	10%
Net Sales

Changes in Net sales:	Three months ended June 30, 2025	Six months ended June 30, 2025
Organic growth	8%	8%
Acquisitions of businesses	2%	1%
Foreign currency	1%	—%
Total increase in Net sales	11%	9%
The increase in organic sales in the second quarter of 2025 was due to strength in data center end-markets in the Electrical Americas and Electrical Global business segments, strength in commercial & institutional end-markets in the Electrical Americas business segment, strength in machine OEM and residential end-markets in the Electrical Global business segment, and strength in commercial aftermarket and military aftermarket in the Aerospace business segment, partially offset by weakness in industrial end-markets in the Electrical Americas and Electrical Global business segments, weakness in the North American truck market in the Vehicle business segment, and weakness in the North American region in the eMobility business segment.
The increase in organic sales in the first six months of 2025 was due to strength in data center end-markets in the Electrical Americas and Electrical Global business segments, strength in utility end-markets in the Electrical Americas business segment, strength in machine OEM end-markets in the Electrical Global business segment, and strength in commercial aftermarket and military aftermarket in the Aerospace business segment, partially offset by weakness in industrial end-markets in the Electrical Americas and Electrical Global business segments, weakness in the North American truck market in the Vehicle business segment, and weakness in the North American region in the eMobility business segment.

Gross Profit
Gross profit margin decreased from 38.0% in the second quarter of 2024 to 37.0% in the second quarter of 2025. Material factors affecting this decrease were a 240 basis point decline from commodity and wage inflation, a 70 basis point decline from unfavorable product mix, a 50 basis point decline from higher acquisition and divestiture charges, and a 30 basis point decline from higher intangible asset amortization expense, partially offset by a 250 basis point increase from higher sales and a 100 basis point increase from operating efficiencies.
Gross profit margin was flat at 37.6% in both the first six months of 2024 and 2025. Material factors affecting the gross profit margin were a 220 basis point increase from higher sales and a 110 basis point increase from operating efficiencies, partially offset by a 210 basis point decline from higher wage and commodity inflation, a 70 basis point decline from unfavorable product mix, and a 20 basis point decline from higher acquisition and divestiture charges.
Income Taxes
The effective income tax rate for the second quarter of 2025 was expense of 17.2% compared to expense of 16.8% for the second quarter of 2024. The effective income tax rate for the first six months of 2025 was expense of 17.6% compared to expense of 17.3% for the first six months of 2024. The increase in the effective tax rate in the second quarter and first six months of 2025 was primarily due to greater levels of income in higher tax jurisdictions.
Net Income
Changes in Net income attributable to Eaton ordinary shareholders and Net income per share attributable to Eaton ordinary shareholders - diluted are summarized as follows:

	Three months ended		Six months ended
(In millions except for per share data)	Dollars	Per share	Dollars	Per share
June 30, 2024	$993	$2.48	$1,814	$4.52
Business segment results of operations
Operational performance	135	0.35	255	0.65
Foreign currency	14	0.03	17	0.04
Corporate
Intangible asset amortization expense	(18)	(0.05)	(18)	(0.05)
Restructuring program charges	(6)	(0.02)	28	0.07
Acquisition and divestiture charges	(46)	(0.12)	(41)	(0.11)
Other corporate items	(81)	(0.20)	(102)	(0.25)
Tax rate impact	(10)	(0.02)	(8)	(0.02)
Impact of shares	—	0.06	—	0.11
June 30, 2025	$982	$2.51	$1,945	$4.96

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
•Backlog: Includes orders to which customers are firmly committed
•Organic change in backlog: Percentage change in backlog, excluding (1) the impact of foreign currency, (2) divestitures, and (3) firm orders in place prior to closing of business acquisitions
•Organic change in customer orders: Percentage change in firm customer orders on a trailing twelve month basis, excluding (1) the impact of foreign currency, (2) divestitures, and (3) firm orders in place prior to closing of business acquisitions
•Book-to-bill: Average of the ratio of firm customer orders to Net sales for the last four quarters
Electrical Americas

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
($ in millions)	2025	2024		2025	2024
Net sales	$3,350	$2,877	16%	$6,360	$5,567	14%

Operating profit	$987	$859	15%	$1,891	$1,644	15%
Operating margin	29.5%	29.9%		29.7%	29.5%

Changes in Net sales:
Organic growth			12%			12%
Acquisitions of businesses			5%			3%
Foreign currency			(1)%			(1)%
Total increase in Net sales			16%			14%

			Change from June 30
Performance metrics:	June 30, 2025	June 30, 2024	2025 vs. 2024	2024 vs. 2023
Backlog	$11,377	$9,698	17%	28%
Organic change in backlog			6%	29%
Organic change in customer orders			2%	11%
Book-to-bill	1.1	1.2
The increase in organic sales in the second quarter of 2025 was due to strength in data center and commercial & institutional end-markets, partially offset by weakness in industrial end-markets. The increase in organic sales in the first six months of 2025 was due to strength in data center and utility end-markets, partially offset by weakness in industrial end-markets.
The operating margin decreased from 29.9% in the second quarter of 2024 to 29.5% in the second quarter of 2025. Material factors affecting this decrease were a 380 basis point decline from higher commodity and wage inflation and a 120 basis point decline from higher costs to support growth initiatives, partially offset by a 340 basis point increase from higher sales and a 100 basis point increase from operating efficiencies. The operating margin increased from 29.5% in the first six months of 2024 to 29.7% in the first six months of 2025. Material factors affecting this increase were a 350 basis point increase from higher sales and a 100 basis point increase from operating efficiencies, partially offset by a 290 basis point decline from higher commodity and wage inflation and a 90 basis point decline from higher costs to support growth initiatives.
Strong demand signals continue to underpin our data center market outlook. One hyperscaler customer has paused or slowed some early-stage data center projects, while also making significant investments.

Electrical Global

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
($ in millions)	2025	2024		2025	2024
Net sales	$1,753	$1,606	9%	$3,362	$3,105	8%

Operating profit	$353	$305	16%	$653	$578	13%
Operating margin	20.1%	19.0%		19.4%	18.6%

Changes in Net sales:
Organic growth			7%			8%
Foreign currency			2%			—%
Total increase in Net sales			9%			8%

			Change from June 30
Performance metrics:	June 30, 2025	June 30, 2024	2025 vs. 2024	2024 vs. 2023
Backlog	$1,771	$1,751	1%	15%
Organic change in backlog			(3)%	16%
Organic change in customer orders			(1)%	7%
Book-to-bill	1.0	1.1
The increase in organic sales in the second quarter of 2025 was due to strength in data center, machine OEM, and residential end-markets, partially offset by weakness in industrial end markets. The increase in organic sales in the first six months of 2025 was due to strength in data center and machine OEM end-markets, partially offset by weakness in industrial end markets. Additionally, the increase in organic sales in the second quarter and first six months of 2025 was due to strength in the European and Asia Pacific regions.
The operating margin increased from 19.0% in the second quarter of 2024 to 20.1% in the second quarter of 2025. Material factors affecting this increase were a 230 basis point increase from higher sales and a 210 basis point increase from operating efficiencies, partially offset by a 170 basis point decline from unfavorable product mix and a 160 basis point decline from higher commodity and wage inflation. The operating margin increased from 18.6% in the first six months of 2024 to 19.4% in the first six months of 2025. Material factors affecting this increase were a 210 basis point increase from higher sales and a 190 basis point increase from operating efficiencies, partially offset by a 190 basis point decline from higher commodity and wage inflation and a 130 basis point decline from unfavorable product mix.
Strong demand signals continue to underpin our data center market outlook. One hyperscaler customer has paused or slowed some early-stage data center projects, while also making significant investments.

Aerospace

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
($ in millions)	2025	2024		2025	2024
Net sales	$1,080	$955	13%	$2,059	$1,826	13%

Operating profit	$240	$206	17%	$466	$407	14%
Operating margin	22.2%	21.5%		22.6%	22.3%

Changes in Net sales:
Organic growth			11%			12%
Foreign currency			2%			1%
Total increase in Net sales			13%			13%

			Change from June 30
Performance metrics:	June 30, 2025	June 30, 2024	2025 vs. 2024	2024 vs. 2023
Backlog	$4,025	$3,463	16%	14%
Organic change in backlog			14%	14%
Organic change in customer orders			10%	4%
Book-to-bill	1.1	1.1
The increase in organic sales in the second quarter and first six months of 2025 was due to broad-based strength across all markets, with particular strength in commercial aftermarket and military aftermarket.
The operating margin increased from 21.5% in second quarter of 2024 to 22.2% in second quarter of 2025. Material factors affecting this increase were a 500 basis point increase from higher sales, partially offset by a 240 basis point decline from higher commodity and wage inflation, a 110 basis point decline from unfavorable product mix, and a 60 basis point decline from higher costs to support growth initiatives. The operating margin increased from 22.3% in the first six months of 2024 to 22.6% in the first six months of 2025. Material factors affecting this increase were a 480 basis point increase from higher sales, partially offset by a 220 basis point decline from higher commodity and wage inflation, a 120 basis point decline due to the sale of a production facility in the first quarter of 2024, and a 80 basis point decline from higher costs to support growth initiatives.

Vehicle

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
(In millions)	2025	2024		2025	2024
Net sales	$663	$723	(8)%	$1,280	$1,447	(12)%

Operating profit	$113	$130	(13)%	$209	$246	(15)%
Operating margin	17.0%	18.0%		16.3%	17.0%

Changes in Net sales:
Organic growth			(8)%			(10)%
Foreign currency			—%			(2)%
Total decrease in Net sales			(8)%			(12)%
The decrease in organic sales in the second quarter and first six months of 2025 was due to weakness in the North American truck market.
The operating margin decreased from 18.0% in the second quarter of 2024 to 17.0% in the second quarter of 2025. Material factors affecting this decrease were a 260 basis point decline due to the sale of a non-production facility in the second quarter of 2024 and a 120 basis point decline from higher commodity and wage inflation, partially offset by a 240 basis point increase from operating efficiencies. The operating margin decreased from 17.0% in the first six months of 2024 to 16.3% in the first six months of 2025. Material factors affecting this decrease were a 170 basis point decline from higher commodity and wage inflation, a 130 basis point decline due to the sale of a non-production facility in the second quarter of 2024 and a 60 basis point decline from lower sales, partially offset by a 280 basis point increase from operating efficiencies.
eMobility

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
(In millions)	2025	2024		2025	2024
Net sales	$182	$189	(4)%	$343	$348	(1)%

Operating profit (loss)	$(10)	$2	(600)%	$(15)	$(2)	(650)%
Operating margin	(5.8)%	1.3%		(4.3)%	(0.6)%

Changes in Net sales:
Organic growth			(7)%			(2)%
Foreign currency			3%			1%
Total increase in Net sales			(4)%			(1)%
The decrease in organic sales in the in the second quarter and first six months of 2025 was due to weakness in the North American region, partially offset by strength in the European region.
The operating margin decreased from 1.3% in the second quarter of 2024 to negative 5.8% in the second quarter of 2025. Material factors affecting this decrease were a 500 basis point decline from the sale of non-production facilities in the second quarter of 2024, a 440 basis point decline from higher commodity inflation, and a 320 basis point decline from operating inefficiencies, partially offset by a 520 basis point increase from favorable product mix. The operating margin decreased from negative 0.6% in the first six months of 2024 to negative 4.3% in the first six months of 2025. Material factors affecting this decrease were a 440 basis point decline from higher commodity inflation and a 420 basis point decline from the sale of non-production facilities in the second quarter of 2024, partially offset by a 370 basis point increase from favorable product mix.

Corporate Expense

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
(In millions)	2025	2024		2025	2024
Intangible asset amortization expense	$129	$106	22%	$235	$212	11%
Interest expense - net	71	29	145%	103	59	75%
Pension and other postretirement benefits income	(5)	(9)	(44)%	(10)	(20)	(50)%
Restructuring program charges	24	15	60%	42	78	(46)%
Other expense - net	277	166	67%	471	349	35%
Total corporate expense	$496	$307	62%	$841	$678	24%
Total corporate expense increased from $307 million in the second quarter of 2024 to $496 million in the second quarter of 2025. Material factors affecting this increase were higher Other expense - net, Interest expense - net, and Intangible asset amortization expense. The increase in Other expense - net is primarily due to higher acquisition and divestiture costs. Total corporate expense increased from $678 million in the first six months of 2024 to $841 million in the first six months of 2025. Material factors affecting this increase were higher Other expense - net and Interest expense - net. The increase in Other expense - net is primarily due to higher acquisition and divestiture costs.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
Liquidity and Financial Condition
Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk.
On May 9, 2025, a subsidiary of Eaton issued Euro denominated notes (2025 Euro Notes) with a face amount of €500 million ($564 million). The 2025 Euro Notes mature in 2035 with interest payable annually at a rate of 3.625% per annum. The issuer received proceeds totaling €494 million ($558 million) from the 2025 Euro Notes issuance, net of financing costs and discounts. The 2025 Euro Notes are fully and unconditionally guaranteed on an unsubordinated, unsecured basis by Eaton and certain of its direct and indirect subsidiaries. The 2025 Euro Notes contain customary optional redemption and par call provisions. The 2025 Euro Notes also contain a change of control provision which requires the Company to make an offer to purchase all or any part of the 2025 Euro Notes at a purchase price of 101% of the principal amount plus accrued and unpaid interest. The capitalized deferred financing fees are amortized in Interest expense - net over the term of the 2025 Euro Notes. The 2025 Euro Notes are subject to customary non-financial covenants.
Also on May 9, 2025, the same subsidiary of Eaton issued senior notes (2025 Notes) with a face amount of $500 million. The 2025 Notes mature in 2030 with interest payable semi-annually at a rate of 4.45% per annum. The issuer received proceeds totaling $495 million from the 2025 Notes issuance, net of financing costs and discounts. The 2025 Notes are fully and unconditionally guaranteed on an unsubordinated, unsecured basis by Eaton and certain of its direct and indirect subsidiaries. The 2025 Notes contain customary optional redemption and par call provisions. The 2025 Notes also contain a change of control provision which requires the Company to make an offer to purchase all or any part of the 2025 Notes at a purchase price of 101% of the principal amount plus accrued and unpaid interest. The capitalized deferred financing fees are amortized in Interest expense - net over the term of the 2025 Notes. The 2025 Notes are subject to customary non-financial covenants.
The Company maintains revolving credit facilities consisting of a $500 million 364-day revolving credit facility that will expire on September 29, 2025 and a $2,500 million five-year revolving credit facility that will expire on October 1, 2027. The revolving credit facilities totaling $3,000 million are used to support commercial paper borrowings and are fully and unconditionally guaranteed by Eaton and certain of its direct and indirect subsidiaries on an unsubordinated, unsecured basis. There were no borrowings outstanding under Eaton’s revolving credit facilities at June 30, 2025. The Company maintains access to the commercial paper markets through its $3,000 million commercial paper program, of which $1,110 million was outstanding on June 30, 2025, used primarily to manage fluctuations in working capital.
Over the course of a year, cash, short-term investments, and short-term debt may fluctuate in order to manage global liquidity. As of June 30, 2025 and December 31, 2024, Eaton had cash of $398 million and $555 million, short-term investments of $186 million and $1,525 million, respectively, with $1,111 million short-term debt as of June 30, 2025 and no short-term debt as of December 31, 2024. Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, availability under existing revolving credit facilities, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business, fund capital expenditures and acquisitions of businesses, as well as scheduled payments of long-term debt.
On April 1, 2025, the Company paid $1.45 billion, net of cash acquired, to acquire Fibrebond Corporation.
Eaton was in compliance with each of its debt covenants for all periods presented.

Cash Flows
A summary of cash flows is as follows:

	Six months ended June 30		Change from 2024
(In millions)	2025	2024
Net cash provided by operating activities	$1,156	$1,421	$(265)
Net cash used in investing activities	(490)	(511)	21
Net cash used in financing activities	(697)	(839)	142
Effect of currency on cash	(126)	(20)	(106)
Total increase (decrease) in cash	$(157)	$52
Operating Cash Flow
Net cash provided by operating activities decreased by $265 million in the first six months of 2025 compared to 2024. Material factors affecting this decrease were higher working capital balances of $613 million, partially offset by higher net income of $131 million.
Investing Cash Flow
Net cash used in investing activities decreased by $21 million in the first six months of 2025 compared to 2024. Material factors affecting this decrease were sales of short-term investments of $1,343 million in 2025 compared to purchases of short-term investments of $126 million in 2024, partially offset by cash paid for business acquisitions of $1,450 million in 2025 compared to $51 million in 2024.
Financing Cash Flow
Net cash used in financing activities decreased by $142 million in the first six months of 2025 compared to 2024. Material factors affecting this decrease were net proceeds of short-term debt of $1,111 million in 2025 compared to net payments of short-term debt of $4 million in 2024, partially offset by an increase in repurchase of shares to $1,307 million in 2025 from $738 million in 2024 and an increase in payments on borrowings to $713 million in 2025 from $399 million in 2024.

Uses of Cash
Capital Expenditures
Capital expenditures were $349 million and $370 million in the first six months of 2025 and 2024, respectively. The Company plans to increase capital expenditures over the next several years to expand production capacity across various markets to support anticipated growth. As a result, Eaton expects approximately $900 million in capital expenditures in 2025.
Dividends
Cash dividend payments were $818 million and $756 million in the first six months of 2025 and 2024, respectively. Payment of quarterly dividends in the future depends upon the Company’s ability to generate net income and operating cash flows, among other factors, and is subject to declaration by the Eaton Board of Directors. The Company intends to continue to pay quarterly dividends in 2025.
Share Repurchases
On February 23, 2022, the Board of Directors adopted a share repurchase program for repurchases of ordinary shares up to $5.0 billion to be made during the three-year period commencing on that date (2022 Program). On February 27, 2025, the Board of Directors renewed the 2022 Program by providing authority for up to $9.0 billion in repurchases to be made during the three-year period commencing on that date (2025 Program). Under the 2025 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During the three and six months ended June 30, 2025, 2.3 million and 4.2 million ordinary shares, respectively, were repurchased under the 2025 or 2022 Programs in the open market at a total cost of $698 million and $1,306 million, respectively. During the three and six months ended June 30, 2024, 1.9 million and 2.3 million ordinary shares, respectively, were repurchased under the 2022 program in the open market at a total cost of $600 million and $738 million, respectively.
Acquisition of Businesses and Investments in Associate Companies
The Company paid cash of $1,450 million and $51 million to acquire businesses in the first six months of 2025 and 2024, respectively. The Company paid cash of $16 million and $68 million for investments in associate companies in the first six months of 2025 and 2024, respectively. The Company will continue to focus on deploying its capital toward businesses that provide opportunities for higher growth and strong returns, and align with secular trends and its power management strategies.
Debt
The Company manages a number of short-term and long-term debt instruments, including commercial paper. At June 30, 2025, the Company had Short-term debt of $1,111 million, Current portion of long-term debt of $1,134 million, and Long-term debt of $8,751 million. The Company believes it has the operating flexibility, cash flow, and access to capital markets to meet scheduled payments of long-term debt.
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

Guaranteed Debt
Issuers, Guarantors and Guarantor Structure
Eaton Corporation has issued senior notes pursuant to indentures dated April 1, 1994 (the 1994 Indenture), November 20, 2012 (the 2012 Indenture), September 15, 2017 (the 2017 Indenture), and August 23, 2022 (as supplemented by the First and Second Supplemental Indentures of the same date and the Third Supplemental Indenture dated May 18, 2023, the 2022 Indenture). Eaton Capital Unlimited Company, a subsidiary of Eaton, is the issuer of four outstanding series of debt securities sold in offshore transactions under Regulation S promulgated under the Securities Act (the Eurobonds) and Registered Senior Notes (as defined below) issued under an indenture dated May 9, 2025 (as supplemented by the First and Second Supplemental Indentures of the same date, the 2025 Indenture). The senior notes issued under the 1994, 2012, 2017, 2022, and 2025 Indentures are registered under the Securities Act of 1933, as amended (the Registered Senior Notes). The Eurobonds and the Registered Senior Notes (together, the Senior Notes) comprise substantially all of Eaton’s long-term indebtedness.
Substantially all of the Senior Notes (with limited exceptions), together with the credit facilities described above under Liquidity and Financial Condition (the Credit Facilities), are guaranteed by Eaton and 17 of its subsidiaries. Accordingly, they rank equally with each other. However, because these obligations are not secured, they would be effectively subordinated to any existing or future secured indebtedness of Eaton and its subsidiaries. As of June 30, 2025, Eaton has no material, long-term secured debt. The guaranteed Registered Senior Notes are also structurally subordinated to the liabilities of Eaton's subsidiaries that are not guarantors. Except as described below under Future Guarantors, Eaton is not obligated to cause its subsidiaries to guarantee the Registered Senior Notes.
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
(a)the consummation of certain types of transactions permitted under the applicable indenture, including one that results in such guarantor ceasing to be a subsidiary; and
(b)for Registered Senior Notes issued under the 2022 and 2025 Indentures, when such guarantor is a guarantor or issuer of indebtedness in an aggregate outstanding principal amount of less than 25% of our total outstanding indebtedness.
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
Future Guarantors
The 2012 and 2017 Indentures generally provide that, with certain limited exceptions, any subsidiary of Eaton must become a guarantor if it becomes obligated as borrower or guarantor under any series of debt securities or a syndicated credit facility. Further, the 2012 and 2017 Indentures provide that any entity that becomes a direct or indirect parent entity of Eaton Corporation and holds any material assets, with certain limited exceptions, or owes any material liabilities must become a guarantor. The 2022 and 2025 Indentures provide only that, with certain limited exceptions, any subsidiary of Eaton must become a guarantor if it becomes obligated as borrower or guarantor under indebtedness with an aggregate outstanding principal amount in excess of 25% of the Parent and its Subsidiaries’ then-outstanding indebtedness.
The 1994 Indenture does not contain provisions with respect to future guarantors.

Summarized Financial Information of Guarantors and Issuers

(In millions)	June 30, 2025	December 31, 2024
Current assets	$3,942	$5,027
Noncurrent assets	13,222	13,225
Current liabilities	5,198	3,738
Noncurrent liabilities	10,714	10,564
Amounts due to subsidiaries that are non-issuers and non-guarantors - net	9,358	10,334

(In millions)		Six months ended June 30, 2025
Net sales		$7,949
Sales to subsidiaries that are non-issuers and non-guarantors		489
Cost of products sold		5,629
Expense from subsidiaries that are non-issuers and non-guarantors - net		370
Net income		594
The financial information presented is that of the issuers and the guarantors, which includes Eaton Corporation plc, on a combined basis and the financial information of non-issuer and non-guarantor subsidiaries has been excluded. Intercompany balances and transactions between the issuers and guarantors have been eliminated, and amounts due from, amounts due to, and transactions with non-issuer and non-guarantor subsidiaries have been presented separately.

FORWARD-LOOKING STATEMENTS
This Form 10-Q Report contains forward-looking statements concerning litigation, expected capital expenditures, future dividend payments, anticipated share repurchases, liquidity, the anticipated closing of acquisitions, anticipated capital deployment, data center market demand, and expected restructuring program charges and benefits. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to Eaton, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside Eaton’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: global pandemics; unanticipated changes in the markets for the Company’s business segments; unanticipated downturns in business relationships with customers or their purchases from us; the availability of credit to customers and suppliers; supply chain disruptions, competitive pressures on sales and pricing; unanticipated changes in the cost of material, labor and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of disruptive or competing technologies; unexpected technical or marketing difficulties; unexpected or adverse determinations with respect to claims, charges, audits, investigations, court or administrative proceedings, litigation, arbitrations, judgements, or dispute resolutions; strikes or other labor unrest at Eaton or at our customers or suppliers; the impact of acquisitions and divestitures unanticipated difficulties integrating acquisitions; the effect, interpretation, or application of new or existing laws, regulations, legal proceedings or accounting pronouncements, tariffs and governmental regulations; interest rate changes; tax rate changes or exposure to additional income tax liability; stock market and currency fluctuations; war, geopolitical tensions, natural disasters, civil or political unrest or terrorism; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in exposures to market risk since December 31, 2024.

ITEM 4.CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures - Pursuant to SEC Rule 13a-15, an evaluation was performed under the supervision and with the participation of Eaton’s management, including Paulo Ruiz - Principal Executive Officer; and Olivier Leonetti - Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, management concluded that Eaton’s disclosure controls and procedures were effective as of June 30, 2025.
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
During the second quarter of 2025, there was no change in Eaton’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting. Management is currently evaluating the impact of businesses acquired in the past twelve months on Eaton's internal control over financial reporting.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c) Issuer's Purchases of Equity Securities
During the second quarter of 2025, 2.3 million ordinary shares were repurchased in the open market at a total cost of $698 million. These shares were repurchased under the programs approved by the Board of Directors on February 27, 2025 (the 2025 Program) and February 23, 2022 (the 2022 Program). A summary of the shares repurchased in the second quarter of 2025 is as follows:

Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
April	529,612	$271.38	529,612	$8,699
May	1,356,649	$307.41	1,356,649	$8,282
June	411,777	$333.51	411,777	$8,145
Total	2,298,038	$303.79	2,298,038

ITEM 5.    OTHER INFORMATION.
During the three months ended June 30, 2025, no director or officer of the Company adopted, amended or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.EXHIBITS.
Eaton Corporation plc
Second Quarter 2025 Report on Form 10-Q

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

4.11
Indenture dated as of May 9, 2025, among Eaton Capital Unlimited Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 9, 2025)

4.12
First Supplemental Indenture dated as of May 9, 2025, among Eaton Capital Unlimited Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on May 9, 2025)

4.13
Second Supplemental Indenture dated as of May 9, 2025, among Eaton Capital Unlimited Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on May 9, 2025)

4.14	Pursuant to Regulation S-K Item 601(b)(4), Eaton agrees to furnish to the SEC, upon request, a copy of the instruments defining the rights of holders of its long-term debt other than those set forth in Exhibits (4.2 - 4.13) hereto

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

EATON CORPORATION plc
Registrant

Date:	August 5, 2025	By:	/s/ Olivier Leonetti
Olivier Leonetti
Principal Financial Officer
(On behalf of the registrant and as Principal Financial Officer)