Form 10-Q
period 2025-09-30
Eaton Corp plc
filed 2025-11-04
CIK 1551182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 388.4 million ordinary shares outstanding as of September 30, 2025.

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended September 30		Nine months ended September 30
(In millions except for per share data)	2025	2024	2025	2024
Net sales	$6,988	$6,345	$20,393	$18,638

Cost of products sold	4,313	3,899	12,674	11,564
Selling and administrative expense	1,105	1,028	3,302	3,074
Research and development expense	203	207	594	593
Interest expense - net	67	29	171	88
Other expense (income) - net	25	(22)	15	(80)
Income before income taxes	1,275	1,204	3,637	3,399
Income tax expense	264	193	680	573
Net income	1,010	1,011	2,958	2,827
Less net income for noncontrolling interests	(1)	(1)	(3)	(4)
Net income attributable to Eaton ordinary shareholders	$1,010	$1,009	$2,955	$2,823

Net income per share attributable to Eaton ordinary shareholders
Diluted	$2.59	$2.53	$7.54	$7.05
Basic	2.60	2.54	7.57	7.08

Weighted-average number of ordinary shares outstanding
Diluted	390.1	398.9	391.7	400.6
Basic	388.8	397.1	390.4	398.7

Cash dividends declared per ordinary share	$1.04	$0.94	$3.12	$2.82
The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended September 30		Nine months ended September 30
(In millions)	2025	2024	2025	2024
Net income	$1,010	$1,011	$2,958	$2,827
Less net income for noncontrolling interests	(1)	(1)	(3)	(4)
Net income attributable to Eaton ordinary shareholders	1,010	1,009	2,955	2,823

Other comprehensive income (loss), net of tax
Currency translation and related hedging instruments	(64)	144	199	(34)
Pensions and other postretirement benefits	22	(15)	(2)	15
Cash flow hedges	(5)	(7)	3	(21)
Other comprehensive income (loss) attributable to Eaton ordinary shareholders	(47)	122	200	(40)

Total comprehensive income attributable to Eaton ordinary shareholders	$963	$1,131	$3,155	$2,783
The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED BALANCE SHEETS

(In millions)	September 30, 2025	December 31, 2024
Assets
Current assets
Cash	$328	$555
Short-term investments	237	1,525
Accounts receivable - net	5,556	4,619
Inventory	4,613	4,227
Prepaid expenses and other current assets	1,397	874
Total current assets	12,131	11,801
Property, plant and equipment
Land and buildings	2,329	2,239
Machinery and equipment	7,394	6,823
Gross property, plant and equipment	9,723	9,062
Accumulated depreciation	(5,655)	(5,333)
Net property, plant and equipment	4,068	3,729
Other noncurrent assets
Goodwill	15,806	14,713
Other intangible assets	5,136	4,658
Operating lease assets	694	806
Deferred income taxes	568	609
Other assets	2,247	2,066
Total assets	$40,650	$38,381

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$761	$—
Current portion of long-term debt	1,136	674
Accounts payable	3,826	3,678
Accrued compensation	680	670
Other current liabilities	3,071	2,835
Total current liabilities	9,474	7,857
Noncurrent liabilities
Long-term debt	8,756	8,478
Pension liabilities	744	741
Other postretirement benefits liabilities	159	164
Operating lease liabilities	568	669
Deferred income taxes	289	275
Other noncurrent liabilities	1,775	1,667
Total noncurrent liabilities	12,291	11,994
Shareholders’ equity
Ordinary shares (388.4 million outstanding in 2025 and 392.9 million in 2024)	4	4
Capital in excess of par value	12,813	12,731
Retained earnings	10,168	10,096
Accumulated other comprehensive loss	(4,142)	(4,342)
Shares held in trust	—	(1)
Total Eaton shareholders’ equity	18,843	18,488
Noncontrolling interests	42	43
Total equity	18,885	18,531
Total liabilities and equity	$40,650	$38,381
The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30
(In millions)	2025	2024
Operating activities
Net income	$2,958	$2,827
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	751	687
Deferred income taxes	74	(88)
Pension and other postretirement benefits expense	31	18
Contributions to pension plans	(81)	(89)
Contributions to other postretirement benefits plans	(13)	(13)
Changes in working capital	(1,313)	(657)
Other - net	100	45
Net cash provided by operating activities	2,507	2,730

Investing activities
Capital expenditures for property, plant and equipment	(527)	(553)
Cash paid for acquisition of businesses, net of cash acquired	(1,504)	(50)
Proceeds from sales of property, plant and equipment	53	84
Investments in associate companies	(16)	(68)
Return of investment from associate companies	—	33
Sales of short-term investments - net	1,287	595
Payments for settlement of currency exchange contracts not designated as hedges - net	(13)	(14)
Other - net	(63)	(27)
Net cash used in investing activities	(783)	—

Financing activities
Proceeds from borrowings	1,058	1,084
Payments on borrowings	(714)	(1,011)
Short-term debt, net	761	(6)
Cash dividends paid	(1,222)	(1,130)
Exercise of employee stock options	37	54
Repurchase of shares	(1,669)	(1,615)
Employee taxes paid from shares withheld	(50)	(67)
Other - net	(13)	(1)
Net cash used in financing activities	(1,812)	(2,692)

Effect of currency on cash	(138)	(52)
Total decrease in cash	(227)	(14)
Cash at the beginning of the period	555	488
Cash at the end of the period	$328	$473
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
In July 2025, the FASB issued Accounting Standards Update 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05). This accounting standard provides a practical expedient allowing entities to assume that current conditions as of the balance sheet date remain unchanged over the remaining life of the asset when estimating expected credit losses. ASU 2025-05 is effective for annual reporting periods, including interim reporting periods within those annual periods, beginning after December 15, 2025, with early adoption permitted and should be applied prospectively. The Company is evaluating the impact of ASU 2025-05 and expects the standard will not have a material impact on the consolidated financial statements and related disclosures.
In September 2025, the FASB issued Accounting Standards Update 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06). This accounting standard changes when software project costs should be capitalized by removing all references to development stages and requiring costs to be capitalized when (1) the Company authorizes and commits to funding the software project and (2) it is probable the software project will be completed. The standard also requires additional annual and interim disclosures, including the capitalized software balance and accumulated amortization. ASU 2025-06 is effective for annual reporting periods, including interim reporting periods within those annual periods, beginning after December 15, 2027, with early adoption permitted and may be applied prospectively, retrospectively, or using a modified prospective transition approach. The Company is evaluating the impact of ASU 2025-06 to the consolidated financial statements and related disclosures.

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
The acquisition of Fibrebond has been accounted for using the acquisition method of accounting which requires the assets acquired and liabilities assumed be recognized at their respective fair values on the acquisition date, as well as measurement period adjustments recorded as of September 30, 2025. The table below summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed on the acquisition date. These preliminary estimates will continue to be revised during the measurement period as third-party valuations are finalized, further information becomes available and additional analyses are performed, and these differences could have a material impact on Eaton's preliminary purchase price allocation. The current measurement period adjustments did not have a material impact to the Consolidated Statements of Income.

(In millions)	Preliminary Allocation	Measurement Period Adjustments	Adjusted Preliminary Allocation
Accounts receivable	$50	$—	$50
Inventory	96	—	96
Prepaid expenses and other current assets	72	—	72
Property, plant and equipment	104	8	112
Other intangible assets	709	—	709
Other assets	3	—	3
Accounts payable	(48)	—	(48)
Other current liabilities	(106)	25	(81)
Other noncurrent liabilities	(2)	(23)	(25)
Total identifiable net assets	$878	$10	$888
Goodwill	572	(10)	562
Total consideration, net of cash received	$1,450	$—	$1,450
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the anticipated synergies of acquiring Fibrebond. Goodwill recognized as a result of the acquisition is expected to be deductible for tax purposes. Other intangible assets of $709 million are expected to include customer relationships, backlog, trademarks and technology. Given the timing of the acquisition, Eaton has performed a preliminary valuation to determine the fair values for intangible assets and will continue to revise during the measurement period. See Note 6 for additional information about goodwill.
As part of the acquisition, Eaton assumed $240 million of employee transaction and retention awards. Awards vest in six equal annual installments starting in the second quarter of 2025, subject to continued employment with Eaton. Forfeited employee awards are paid to former Fibrebond shareholders annually. Eaton recognizes compensation expense for the awards over the requisite service period and any employee forfeitures owed to former Fibrebond shareholders are expensed immediately in Other expense (income) - net. During the third quarter of 2025, compensation expense of $9 million, $2 million and $5 million were included in Costs of products sold, Selling and administrative expense, and Other expense (income) - net, respectively. During the first nine months of 2025, compensation expense of $43 million, $14 million and $7 million were included in Costs of products sold, Selling and administrative expense, and Other expense (income) - net, respectively.

Eaton's 2025 condensed consolidated financial statements include Fibrebond results of operations, including segment operating profit of $106 million on sales of $323 million, from the date of acquisition through September 30, 2025.
Agreement to Acquire Ultra PCS Limited
On June 16, 2025, Eaton signed an agreement to acquire Ultra PCS Limited (Ultra PCS), which is headquartered in the U.K. with operations in the U.K. and the U.S. Ultra PCS produces electronic controls, sensing, stores ejection and data processing solutions, enabling mission success for global aerospace customers in the air and on the ground. Under the terms of the agreement, Eaton will pay $1.55 billion for Ultra PCS. The transaction is subject to customary closing conditions and regulatory approvals and is expected to close in the fourth quarter of 2025. Ultra PCS will be reported within the Aerospace business segment.
Acquisition of Resilient Power Systems Inc.
On August 6, 2025, Eaton acquired Resilient Power Systems Inc. (Resilient), a leading North American developer and manufacturer of innovative energy solutions, including solid-state transformer-based technology. Resilient was acquired for $86 million, including $55 million of cash paid at closing and an initial estimate of $31 million for the fair value of contingent future consideration based on 2025 through 2028 revenue performance and achievement of technology-based milestones. The fair value of contingent consideration liabilities is estimated by discounting contingent payments expected to be made, and may increase or decrease based on changes in revenue estimates and discount rates, with a maximum possible undiscounted value of $45 million. Resilient is reported within the Electrical Americas business segment.
As part of the acquisition, Eaton assumed employee incentives with a maximum payout of $50 million contingent upon achievement of the same revenue performance and technology-based milestones, as well as continued employment with Eaton. The incentives will be paid over three years, starting in 2026 and concluding in 2028. As of September 30, 2025, the Company expects to pay $38 million of employee incentives based on the estimated probability of the milestones being achieved. Compensation expense will be recognized over the requisite service period. During the third quarter of 2025, compensation expense of $4 million was included in Selling and administrative expense.
Agreement to Acquire Boyd Thermal
On November 2, 2025, Eaton signed an agreement to acquire Boyd Thermal, a U.S. based global leader in thermal components, systems, and ruggedized solutions for data center, aerospace and other end-markets. Boyd Thermal employs more than 5,000 people with manufacturing sites across North America, Asia, and Europe. Under the terms of the agreement, Eaton will pay $9.5 billion for Boyd Thermal. The transaction is subject to customary closing conditions and regulatory approvals and is expected to close in the second quarter of 2026.

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
The following table provides disaggregated sales by lines of businesses, geographic destination, market channel or end market, as applicable, for the Company's operating segments:

	Three months ended September 30		Nine months ended September 30
(In millions)	2025	2024	2025	2024
Electrical Americas
Products	$814	$794	$2,374	$2,272
Systems	2,596	2,169	7,396	6,258
Total	$3,410	$2,963	$9,770	$8,530

Electrical Global
Products	$988	$879	$2,892	$2,604
Systems	736	694	2,195	2,074
Total	$1,724	$1,573	$5,086	$4,678

Aerospace
Original Equipment Manufacturers	$407	$366	$1,199	$1,110
Aftermarket	404	341	1,151	961
Industrial and Other	269	239	788	701
Total	$1,079	$946	$3,138	$2,772

Vehicle
Commercial	$370	$426	$1,106	$1,311
Passenger and Light Duty	268	270	812	831
Total	$639	$696	$1,920	$2,143

eMobility	$136	$167	$479	$514

Total net sales	$6,988	$6,345	$20,393	$18,638
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (revenue recognized exceeds amount billed to the customer), and deferred revenue (advance payments and billings in excess of revenue recognized). Accounts receivable from customers were $4,916 million and $4,079 million at September 30, 2025 and December 31, 2024, respectively. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. These assets and liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Unbilled receivables were $591 million and $330 million at September 30, 2025 and December 31, 2024, respectively, and are recorded in Prepaid expenses and other current assets. The increase in unbilled receivables reflects higher revenue recognized and not yet billed from increased business activity in 2025 and unbilled receivables associated with the Fibrebond acquisition.

Changes in the deferred revenue liabilities are as follows:

(In millions)	Deferred Revenue
Balance at January 1, 2025	$618
Customer deposits and billings	2,939
Revenue recognized in the period	(2,872)
Deferred revenue from business acquisition	73
Translation	11
Balance at September 30, 2025	$769

(In millions)	Deferred Revenue
Balance at January 1, 2024	$626
Customer deposits and billings	1,999
Revenue recognized in the period	(2,009)
Translation	6
Balance at September 30, 2024	$622
Deferred revenue liabilities of $738 million and $602 million as of September 30, 2025 and December 31, 2024, respectively, were included in Other current liabilities on the Consolidated Balance Sheets with the remaining balance presented in Other noncurrent liabilities.
A significant portion of open orders placed with Eaton are by original equipment manufacturers or distributors. These open orders are not considered firm as they have been historically subject to releases by customers. In measuring backlog of unsatisfied or partially satisfied obligations, only the amount of orders to which customers are firmly committed are included. Using this criterion, total backlog at September 30, 2025 was approximately $18.4 billion. At September 30, 2025, approximately 66% of this backlog is targeted for delivery to customers in the next twelve months and the rest thereafter.

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
Accounts receivable are net of an allowance for credit losses of $54 million and $55 million at September 30, 2025 and December 31, 2024, respectively. The change in the allowance for credit losses includes expense and net write-offs, none of which are significant.

Note 5.    INVENTORY
Inventory is carried at lower of cost or net realizable value. The components of inventory are as follows:

(In millions)	September 30, 2025	December 31, 2024
Raw materials	$1,683	$1,614
Work-in-process	1,179	1,038
Finished goods	1,752	1,576
Total inventory	$4,613	$4,227

Note 6.    GOODWILL
Changes in the carrying amount of goodwill by segment are as follows:

(In millions)	January 1, 2025	Additions	Translation	September 30, 2025
Electrical Americas	$7,396	$623	$27	$8,046
Electrical Global	3,842	—	315	4,158
Aerospace	2,856	—	120	2,976
Vehicle	285	—	5	291
eMobility	333	—	2	335
Total	$14,713	$623	$470	$15,806
The 2025 additions to goodwill relate primarily to the anticipated synergies of acquiring Fibrebond and Resilient. The allocation of the purchase price from these acquisitions are preliminary and will be completed during the measurement period.

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
The changes in SCF obligations are as follows:

(In millions)	SCF Obligations
Balance at January 1, 2025	$398
Invoices confirmed during the period	1,257
Invoices paid during the period	(1,154)
Balance at September 30, 2025	$501

(In millions)	SCF Obligations
Balance at January 1, 2024	$369
Invoices confirmed during the period	1,062
Invoices paid during the period	(1,030)
Translation	(3)
Balance at September 30, 2024	$398

Note 8.    DEBT
On September 29, 2025, a subsidiary of Eaton entered into a new $3,000 million five-year revolving credit agreement that will expire on September 27, 2030 (New Revolving Credit Agreement), which replaced the $500 million 364-day revolving credit agreement dated September 30, 2024 and $2,500 million five-year revolving credit agreement dated October 3, 2022. The New Revolving Credit Agreement is used to support commercial paper borrowings and is fully and unconditionally guaranteed by Eaton and certain of its direct and indirect subsidiaries on an unsubordinated, unsecured basis. There were no borrowings outstanding under the New Revolving Credit Agreement at September 30, 2025. The Company maintains access to the commercial paper markets through its $3,000 million commercial paper program, of which $755 million was outstanding on September 30, 2025.
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

Note 9.    RETIREMENT BENEFITS PLANS
The components of retirement benefits expense (income) are as follows:

	United States pension benefit expense		Non-United States pension benefit expense		Other postretirement benefits expense (income)
	Three months ended September 30
(In millions)	2025	2024	2025	2024	2025	2024
Service cost	$4	$5	$12	$11	$—	$—
Interest cost	34	33	22	21	2	2
Expected return on plan assets	(48)	(47)	(33)	(35)	—	—
Amortization	4	2	4	4	(3)	(3)
	(6)	(7)	5	1	(1)	(1)
Settlements	11	12	2	1	—	—
Total expense (income)	$5	$5	$7	$2	$(1)	$(1)

	United States pension benefit expense		Non-United States pension benefit expense		Other postretirement benefits expense (income)
	Nine months ended September 30
(In millions)	2025	2024	2025	2024	2025	2024
Service cost	$12	$14	$34	$34	$—	$—
Interest cost	102	100	66	64	7	7
Expected return on plan assets	(143)	(142)	(97)	(101)	—	—
Amortization	11	7	12	9	(9)	(9)
	(18)	(21)	15	6	(2)	(2)
Settlements	29	31	7	4	—	—
Total expense (income)	$11	$10	$22	$10	$(2)	$(2)
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

Note 11.    INCOME TAXES
The effective income tax rate for the third quarter of 2025 was expense of 20.7% compared to expense of 16.1% for the third quarter of 2024. The effective income tax rate for the first nine months of 2025 was expense of 18.7% compared to expense of 16.8% for the first nine months of 2024. The increase in the effective tax rate in the third quarter and first nine months of 2025 was primarily due to greater levels of income in higher tax jurisdictions and the fact that the effective tax rate for the third quarter and first nine months of 2024 included a reduction in valuation allowances on foreign tax attributes.
Brazil Tax Years 2005-2012
The Company has two Brazilian tax cases primarily relating to the amortization of certain goodwill generated from the acquisition of third-party businesses and corporate reorganizations. One case involves tax years 2005-2008 (Case 1), and the other involves tax years 2009-2012 (Case 2). Case 2 is proceeding on a more accelerated timeline than Case 1. For Case 2, the Company received a tax assessment in 2014 that included interest and penalties. In November 2019, the Company received an unfavorable result at the final tax administrative appeals level, resulting in an alleged tax deficiency of $25 million plus $122 million of interest and penalties (translated at the September 30, 2025 exchange rate). The Company is challenging this assessment in the judicial system and, on April 18, 2022, received an unfavorable decision at the first judicial level. On April 27, 2022, the Company filed a motion for clarification relating to that decision. On May 20, 2022, the court largely upheld its prior decision without further clarification. On June 9, 2022, the Company filed its notice of appeal to the second level court. On July 11, 2024, the court published a favorable decision resulting in the cancellation of a portion of the penalties imposed by the tax authorities. As a result of the favorable decision, the alleged interest and penalties was reduced from $122 million to $82 million (translated at the September 30, 2025 exchange rate). The Company intends to continue its challenge of the assessment in the judicial system.
As previously disclosed for Case 1, the Company received a separate tax assessment alleging a tax deficiency of $31 million plus $120 million of interest and penalties (translated at the September 30, 2025 exchange rate), which the Company is challenging in the judicial system. On April 4, 2024, the court published a favorable decision resulting in a reduction to the Case 1 assessment for the goodwill generated from the acquisition of a third-party business. In the same decision, the court confirmed the cancellation of a portion of the penalties imposed by the tax authorities. In May 2025, Eaton obtained a favorable decision that cancelled a portion of the assessment due to the expiration of the statute of limitations. As a result of the favorable decisions, the alleged tax deficiency was reduced to $22 million plus $63 million of interest and penalties (translated at the September 30, 2025 exchange rate). The remainder of Case 1 is still pending resolution at the first judicial level.
Both cases are expected to take several years to resolve through the Brazilian judicial system and require provision of certain assets as security for the alleged deficiencies. As of September 30, 2025, the Company pledged Brazilian real estate assets with net book value of $18 million and provided additional security in the form of bank secured bonds and insurance bonds totaling $101 million and a cash deposit of $28 million (translated at the September 30, 2025 exchange rate).

Note 12.    EATON SHAREHOLDERS' EQUITY
The changes in Shareholders’ equity are as follows:

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at January 1, 2025	392.9	$4	$12,731	$10,096	$(4,342)	$(1)	$18,488	$43	$18,531
Net income	—	—	—	964	—	—	964	1	965
Other comprehensive income, net of tax					92		92		92
Cash dividends paid and accrued	—	—	—	(411)	—	—	(411)	(2)	(413)
Issuance of shares under equity-based compensation plans	0.4	—	(19)	—	—	—	(19)	—	(19)
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(1)	(1)
Repurchase of shares	(1.9)	—	—	(608)	—	—	(608)	—	(608)
Balance at March 31, 2025	391.3	4	12,711	10,041	(4,250)	(1)	18,506	41	18,547
Net income	—	—	—	982	—	—	982	1	982
Other comprehensive income, net of tax					155		155		155
Cash dividends paid	—	—	—	(407)	—	—	(407)	—	(407)
Issuance of shares under equity-based compensation plans	0.2	—	69	(1)	—	—	68	—	68
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(1)	(1)
Repurchase of shares	(2.3)	—	—	(698)	—	—	(698)	—	(698)
Balance at June 30, 2025	389.3	4	12,780	9,917	(4,095)	—	18,606	41	18,647
Net income	—	—	—	1,010	—	—	1,010	1	1,010
Other comprehensive loss, net of tax					(47)		(47)		(47)
Cash dividends paid	—	—	—	(404)	—	—	(404)	—	(404)
Issuance of shares under equity-based compensation plans	0.1	—	33	—	—	—	33	—	33
Repurchase of shares	(1.0)	—	—	(355)	—	—	(355)	—	(355)
Balance at September 30, 2025	388.4	$4	$12,813	$10,168	$(4,142)	$—	$18,843	$42	$18,885

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at January 1, 2024	399.4	$4	$12,634	$10,305	$(3,906)	$(1)	$19,036	$33	$19,069
Net income	—	—	—	821	—	—	821	1	822
Other comprehensive loss, net of tax					(40)		(40)	—	(40)
Cash dividends paid and accrued	—	—	—	(381)	—	—	(381)	—	(381)
Issuance of shares under equity-based compensation plans	0.9	—	(4)	(1)	—	—	(5)	—	(5)
Repurchase of shares	(0.5)	—	—	(138)	—	—	(138)	—	(138)
Balance at March 31, 2024	399.8	4	12,630	10,605	(3,946)	(1)	19,292	34	19,326
Net income	—	—	—	993	—	—	993	1	994
Other comprehensive loss, net of tax					(122)		(122)		(122)
Cash dividends paid	—	—	—	(375)	—	—	(375)	—	(375)
Issuance of shares under equity-based compensation plans	0.1	—	31	—	—	—	31	—	31
Repurchase of shares	(1.9)	—	—	(600)	—	—	(600)	—	(600)
Balance at June 30, 2024	398.1	4	12,662	10,622	(4,069)	(1)	19,219	35	19,254
Net income	—	—	—	1,009	—	—	1,009	1	1,011
Other comprehensive income, net of tax					122		122		122
Cash dividends paid	—	—	—	(374)	—	—	(374)	—	(374)
Issuance of shares under equity-based compensation plans	0.1	—	33	(1)	—	—	32	—	32
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	8	8
Repurchase of shares	(3.0)	—	—	(891)	—	—	(891)	—	(891)
Balance at September 30, 2024	395.2	$4	$12,694	$10,366	$(3,947)	$(1)	$19,117	$45	$19,162
On February 23, 2022, the Board of Directors adopted a share repurchase program for repurchases of ordinary shares up to $5.0 billion to be made during the three-year period commencing on that date (2022 Program). On February 27, 2025, the Board of Directors renewed the 2022 Program by providing authority for up to $9.0 billion in repurchases to be made during the three-year period commencing on that date (2025 Program). Under the 2025 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During the three and nine months ended September 30, 2025, 1.0 million and 5.2 million ordinary shares, respectively, were repurchased under the 2025 or 2022 Programs in the open market at a total cost of $355 million and $1,661 million, respectively. During the three and nine months ended September 30, 2024, 3.0 million and 5.3 million ordinary shares, respectively, were repurchased under the 2022 program in the open market at a total cost of $891 million and $1,629 million, respectively.
The changes in Accumulated other comprehensive loss are as follows:

(In millions)	Currency translation and related hedging instruments	Pensions and other postretirement benefits	Cash flow hedges	Total
Balance at January 1, 2025	$(3,399)	$(1,044)	$101	$(4,342)
Other comprehensive income (loss) before reclassifications	210	(43)	17	184
Amounts reclassified from Accumulated other comprehensive loss (income)	(11)	41	(14)	16
Net current-period Other comprehensive income (loss)	199	(2)	3	200
Balance at September 30, 2025	$(3,200)	$(1,046)	$104	$(4,142)

The reclassifications out of Accumulated other comprehensive loss are as follows:

(In millions)	Nine months ended September 30, 2025		Consolidated Statements of Income classification
Gains and (losses) on net investment hedges (amount excluded from effectiveness testing)
Currency exchange contracts	$11		Interest expense - net
Tax expense	—
Total, net of tax	11

Amortization of defined benefits pensions and other postretirement benefits items
Actuarial loss and prior service cost	(50)	1
Tax benefit	9
Total, net of tax	(41)

Gains and (losses) on cash flow hedges
Floating-to-fixed interest rate swaps	10		Interest expense - net
Currency exchange contracts	7		Net sales and Cost of products sold
Tax expense	(4)
Total, net of tax	14

Total reclassifications for the period	$(16)
1 These components of Accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 9 for additional information about pension and other postretirement benefits items.
Net Income Per Share Attributable to Eaton Ordinary Shareholders
A summary of the calculation of net income per share attributable to Eaton ordinary shareholders is as follows:

	Three months ended September 30		Nine months ended September 30
(In millions except for per share data)	2025	2024	2025	2024
Net income attributable to Eaton ordinary shareholders	$1,010	$1,009	$2,955	$2,823

Weighted-average number of ordinary shares outstanding - diluted	390.1	398.9	391.7	400.6
Less dilutive effect of equity-based compensation	1.3	1.8	1.3	1.9
Weighted-average number of ordinary shares outstanding - basic	388.8	397.1	390.4	398.7

Net income per share attributable to Eaton ordinary shareholders
Diluted	$2.59	$2.53	$7.54	$7.05
Basic	2.60	2.54	7.57	7.08
For the third quarter and first nine months of 2025 and 2024, all stock options were included in the calculation of diluted net income per share attributable to Eaton ordinary shareholders because they were all dilutive.

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
A summary of financial instruments recognized at fair value, and the fair value measurements used, is as follows:

(In millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
September 30, 2025
Cash	$328	$328	$—	$—
Short-term investments	237	237	—	—
Net derivative contracts	(41)	—	(41)	—
Contingent future payments from acquisition of Resilient Power Systems Inc. (Note 2)	(31)	—	—	(31)

December 31, 2024
Cash	$555	$555	$—	$—
Short-term investments	1,525	1,525	—	—
Net derivative contracts	(16)	—	(16)	—
Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities.
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $9,892 million and fair value of $9,604 million at September 30, 2025 compared to $9,152 million and $8,651 million, respectively, at December 31, 2024. The fair value of Eaton's debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and is considered a Level 2 fair value measurement.

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

Derivative Financial Statement Impacts
The fair value of derivative financial instruments recognized in the Consolidated Balance Sheets is as follows:

(In millions)	Notional amount	Other current assets	Other noncurrent assets	Other current liabilities	Other noncurrent liabilities	Type of hedge	Term
September 30, 2025
Derivatives designated as hedges
Forward starting floating-to-fixed interest rate swaps	$264	$—	$—	$—	$—	Cash flow	8 years
Currency exchange contracts	471	14	—	4	—	Cash flow	1 to 11 months
Commodity contracts	5	—	—	—	—	Cash flow	1 to 11 months
Currency exchange contracts	659	—	—	1	—	Net investment	3 months
Cross-currency interest rate swaps	523	—	—	—	46	Net investment	4 years
Total		$14	$—	$5	$46

Derivatives not designated as hedges
Currency exchange contracts	$4,005	$11		$15			1 to 7 months

December 31, 2024
Derivatives designated as hedges
Forward starting floating-to-fixed interest rate swaps	$156	$—	$—	$—	$1	Cash flow	11 years
Currency exchange contracts	499	12	—	14	—	Cash flow	1 to 13 months
Commodity contracts	4	—	—	—	—	Cash flow	1 to 11 months
Currency exchange contracts	545	3	—	—	—	Net investment	3 months
Total		$15	$—	$14	$1

Derivatives not designated as hedges
Currency exchange contracts	$4,945	$13		$29			1 to 7 months
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
Foreign currency denominated debt designated as non-derivative net investment hedging instruments had a carrying value on an after-tax basis of $3,996 million at September 30, 2025 and $3,105 million at December 31, 2024.
As of September 30, 2025, the volume of outstanding commodity contracts that were entered into to hedge forecasted transactions:

Commodity	September 30, 2025		Term
Copper	1	Millions of pounds	1 to 11 months

The following amounts were recorded on the Consolidated Balance Sheets related to fixed-to-floating interest rate swaps:

(In millions)	Carrying amount of the hedged assets (liabilities)		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged asset (liabilities)[1]
Location on Consolidated Balance Sheets	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Long-term debt	$(502)	$(647)	$(33)	$(37)
1 At September 30, 2025 and December 31, 2024, these amounts include the cumulative liability amount of fair value hedging adjustments remaining for which the hedge accounting has been discontinued of $33 million and $37 million, respectively.
The impact of hedging activities to the Consolidated Statements of Income is as follows:

	Three months ended September 30, 2025
(In millions)	Net Sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$6,988	$4,313	$67

Gain (loss) on derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps
Hedged item	$—	$—	$(3)
Derivative designated as hedging instrument	—	—	3

Currency exchange contracts
Hedged item	$(3)	$(7)	$—
Derivative designated as hedging instrument	3	7	—

Gain (loss) on derivatives designated as net investment hedges
Cross-currency interest rate swaps
Initial value of component excluded from effectiveness testing amortized to earnings	$—	$—	$2

	Three months ended September 30, 2024
(In millions)	Net Sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$6,345	$3,899	$29

Gain (loss) on derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps
Hedged item	$—	$—	$(3)
Derivative designated as hedging instrument	—	—	3

Currency exchange contracts
Hedged item	$1	$4	$—
Derivative designated as hedging instrument	(1)	(4)	—

Commodity contracts
Hedged item	$—	$(2)	$—
Derivative designated as hedging instrument	—	2	—

	Nine months ended September 30, 2025
(In millions)	Net Sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$20,393	$12,674	$171

Gain (loss) on derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps
Hedged item	$—	$—	$(10)
Derivative designated as hedging instrument	—	—	10

Currency exchange contracts
Hedged item	$(2)	$(5)	$—
Derivative designated as hedging instrument	2	5	—

Gain (loss) on derivatives designated as net investment hedges
Cross-currency interest rate swaps
Initial value of component excluded from effectiveness testing amortized to earnings	$—	$—	$5

	Nine months ended September 30, 2024
(In millions)	Net Sales	Cost of products sold	Interest expense - net
Amounts from Consolidated Statements of Income	$18,638	$11,564	$88

Gain (loss) on derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps
Hedged item	$—	$—	$(10)
Derivative designated as hedging instrument	—	—	10

Currency exchange contracts
Hedged item	$1	$(8)	$—
Derivative designated as hedging instrument	(1)	8	—

Commodity contracts
Hedged item	$—	$(3)	$—
Derivative designated as hedging instrument	—	3	—
The impact of derivatives not designated as hedges to the Consolidated Statements of Income is as follows:

	Gain (loss) recognized in Consolidated Statements of Income		Consolidated Statements of Income classification
	Three months ended September 30
(In millions)	2025	2024
Gain (loss) on derivatives not designated as hedges
Currency exchange contracts	$—	$(3)	Interest expense - net
Total	$—	$(3)

	Gain (loss) recognized in Consolidated Statements of Income		Consolidated Statements of Income classification
	Nine months ended September 30
(In millions)	2025	2024
Gain (loss) on derivatives not designated as hedges
Currency exchange contracts	$3	$(11)	Interest expense - net
Total	$3	$(11)
The impact of derivative and non-derivative instruments designated as hedges to the Consolidated Statements of Income and Comprehensive Income is as follows:

	Gain (loss) recognized in other comprehensive income (loss)		Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	Three months ended September 30			Three months ended September 30
(In millions)	2025	2024		2025	2024
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	$—	$(2)	Interest expense - net	$3	$3
Currency exchange contracts	7	(7)	Net sales and Cost of products sold	10	(5)
Commodity contracts	—	—	Cost of products sold	—	2

Derivatives designated as net investment hedges
Currency exchange contracts
Effective portion	(3)	(23)	Gain (loss) on sale of business	—	—
Amount excluded from effectiveness testing	5	4	Interest expense - net	5	4

Cross-currency interest rate swaps
Effective portion	(1)	—	Gain (loss) on sale of business	—	—
Amount excluded from effectiveness testing not amortized to earnings	7	—	Gain (loss) on sale of business	—	—

Non-derivative designated as net investment hedges
Foreign currency denominated debt	(7)	(145)	Gain (loss) on sale of business	—	—
Total	$8	$(172)		$18	$5

	Gain (loss) recognized in other comprehensive income (loss)		Location of gain (loss) reclassified from Accumulated other comprehensive loss	Gain (loss) reclassified from Accumulated other comprehensive loss
	Nine months ended September 30			Nine months ended September 30
(In millions)	2025	2024		2025	2024
Derivatives designated as cash flow hedges
Forward starting floating-to-fixed interest rate swaps	$4	$4	Interest expense - net	$10	$10
Currency exchange contracts	18	(16)	Net sales and Cost of products sold	7	7
Commodity contracts	1	4	Cost of products sold	—	3

Derivatives designated as net investment hedges
Currency exchange contracts
Effective portion	(19)	(7)	Gain (loss) on sale of business	—	—
Amount excluded from effectiveness testing	10	8	Interest expense - net	11	11

Cross-currency interest rate swaps
Effective portion	(64)	—	Gain (loss) on sale of business	—	—
Amount excluded from effectiveness testing not amortized to earnings	18	—	Gain (loss) on sale of business	—	—

Non-derivative designated as net investment hedges
Foreign currency denominated debt	(402)	(47)	Gain (loss) on sale of business	—	—
Total	$(434)	$(54)		$28	$30

The pre-tax gain (loss) on derivative financial instruments designated as net investment hedges included in Accumulated other comprehensive loss is as follows:

	Gain (loss) included in Accumulated other comprehensive loss
(In millions)	September 30, 2025	December 31, 2024
Effective portion
Currency exchange contracts	$8	$27
Cross-currency interest rate swaps	(64)	—

Amount excluded from effectiveness testing
Currency exchange contracts	$—	$1
Cross-currency interest rate swaps	18	—
At September 30, 2025, a gain of $9 million of estimated unrealized net gains or losses associated with our cash flow hedges were expected to be reclassified to income from Accumulated other comprehensive loss within the next twelve months. These reclassifications relate to our designated foreign currency and commodity hedges that will mature in the next twelve months.

Note 15.    RESTRUCTURING CHARGES
During the first quarter of 2024, Eaton implemented a multi-year restructuring program to accelerate opportunities to optimize its operations and global support structure. These actions will better align the Company's functions to support anticipated growth and drive greater effectiveness throughout the Company. Since the inception of the program, the Company has incurred charges of $300 million. This restructuring program is expected to be completed in 2026 and is expected to incur additional expenses related to workforce reductions of $118 million and plant closing and other costs of $57 million, resulting in total estimated charges of $475 million for the entire program.
A summary of restructuring program charges is as follows:

	Three months ended September 30		Nine months ended September 30
(In millions except for per share data)	2025	2024	2025	2024
Workforce reductions	$45	$10	$65	$78
Plant closing and other	10	44	33	55
Total before income taxes	55	54	97	132
Income tax benefit	12	11	22	28
Total after income taxes	$43	$43	$75	$104
Per ordinary share - diluted	$0.11	$0.11	$0.19	$0.26
Restructuring program charges (income) related to the following segments:

	Three months ended September 30		Nine months ended September 30		Restructuring program charges incurred from inception through
(In millions)	2025	2024	2025	2024	September 30, 2025
Electrical Americas	$3	$—	$12	$9	$25
Electrical Global	20	42	39	70	127
Aerospace	1	(1)	1	7	10
Vehicle	19	4	23	32	62
eMobility	8	2	10	2	35
Corporate	5	6	12	13	41
Total	$55	$54	$97	$132	$300
A summary of liabilities related to workforce reductions, plant closing, and other associated costs is as follows:

(In millions)	Workforce reductions	Plant closing and other	Total
Balance at January 1, 2024	$35	$6	$41
Liability recognized, net	120	83	202
Payments, utilization and translation	(59)	(81)	(141)
Balance at December 31, 2024	96	7	103
Liability recognized, net	65	33	97
Payments, utilization and translation	(45)	(34)	(79)
Balance at September 30, 2025	$116	$6	$122
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
Other segment items are primarily comprised of Cost of products sold, Selling and administrative expense, Research and development expense, depreciation of property, plant and equipment, and certain items included in Other expense (income) – net on the Consolidated Statements of Income. The Company's chief operating decision maker manages these items on a consolidated basis.

Business Segment Information

	Three months ended September 30		Nine months ended September 30
(In millions)	2025	2024	2025	2024
Net sales
Electrical Americas	$3,410	$2,963	$9,770	$8,530
Electrical Global	1,724	1,573	5,086	4,678
Aerospace	1,079	946	3,138	2,772
Vehicle	639	696	1,920	2,143
eMobility	136	167	479	514
Total net sales	$6,988	$6,345	$20,393	$18,638

Other segment items
Electrical Americas	$2,376	$2,071	$6,844	$5,993
Electrical Global	1,394	1,279	4,103	3,806
Aerospace	799	716	2,392	2,135
Vehicle	525	561	1,597	1,762
eMobility	145	174	503	523
Total other segment items	$5,239	$4,801	$15,440	$14,221

Segment operating profit (loss)
Electrical Americas	$1,034	$892	$2,926	$2,537
Electrical Global	330	294	983	872
Aerospace	280	230	746	637
Vehicle	114	135	323	381
eMobility	(9)	(7)	(24)	(9)
Total segment operating profit	1,749	1,544	4,953	4,417

Corporate
Intangible asset amortization expense	(130)	(106)	(365)	(319)
Interest expense - net	(67)	(29)	(171)	(88)
Pension and other postretirement benefits income	4	9	15	29
Restructuring program charges	(55)	(54)	(97)	(132)
Other expense - net	(226)	(160)	(698)	(508)
Income before income taxes	1,275	1,204	3,637	3,399
Income tax expense	264	193	680	573
Net income	1,010	1,011	2,958	2,827
Less net income for noncontrolling interests	(1)	(1)	(3)	(4)
Net income attributable to Eaton ordinary shareholders	$1,010	$1,009	$2,955	$2,823

(In millions)	September 30, 2025	December 31, 2024
Identifiable assets
Electrical Americas	$5,993	$4,933
Electrical Global	3,707	3,233
Aerospace	2,685	2,392
Vehicle	2,061	1,987
eMobility	686	633
Total identifiable assets	15,131	13,178
Goodwill	15,806	14,713
Other intangible assets	5,136	4,658
Corporate	4,576	5,833
Total assets	$40,650	$38,381

	Three months ended September 30		Nine months ended September 30
(In millions)	2025	2024	2025	2024
Capital expenditures for property, plant and equipment
Electrical Americas	$80	$82	$235	$246
Electrical Global	44	36	133	103
Aerospace	22	19	60	53
Vehicle	14	21	45	66
eMobility	5	14	18	54
Total	164	172	491	522
Corporate	14	10	36	31
Total expenditures for property, plant and equipment	$178	$183	$527	$553

	Three months ended September 30		Nine months ended September 30
(In millions)	2025	2024	2025	2024
Depreciation of property, plant and equipment
Electrical Americas	$31	$30	$96	$87
Electrical Global	27	27	80	76
Aerospace	19	16	55	50
Vehicle	24	24	73	70
eMobility	7	6	21	18
Total	108	103	325	301
Corporate	9	10	27	28
Total depreciation of property, plant and equipment	$117	$113	$352	$330

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

Acquisitions of businesses and investments in associate companies	Date of acquisition	Business segment
Exertherm	May 20, 2024	Electrical Americas
A U.K. based provider of thermal monitoring solutions for electrical equipment.

NordicEPOD AS	May 31, 2024	Electrical Global
A 49 percent stake in NordicEPOD AS, which designs and assembles standardized power modules for data centers in the Nordic region.

Fibrebond Corporation	April 1, 2025	Electrical Americas
A U.S. based designer and builder of pre-integrated modular power enclosures for data center, industrial, utility and communications customers.

Resilient Power Systems, Inc.	August 6, 2025	Electrical Americas
A leading North American developer and manufacturer of innovative energy solutions, including solid-state transformer-based technology.
On June 16, 2025, Eaton signed an agreement to acquire Ultra PCS Limited (Ultra PCS), which is headquartered in the U.K. with operations in the U.K. and the U.S. Ultra PCS produces electronic controls, sensing, stores ejection and data processing solutions, enabling mission success for global aerospace customers in the air and on the ground. Under the terms of the agreement, Eaton will pay $1.55 billion for Ultra PCS. The transaction is subject to customary closing conditions and regulatory approvals and is expected to close in the fourth quarter of 2025. Ultra PCS will be reported within the Aerospace business segment.
On November 2, 2025, Eaton signed an agreement to acquire Boyd Thermal, a U.S. based global leader in thermal components, systems, and ruggedized solutions for data center, aerospace and other end-markets. Boyd Thermal employs more than 5,000 people with manufacturing sites across North America, Asia, and Europe. Under the terms of the agreement, Eaton will pay $9.5 billion for Boyd Thermal. The transaction is subject to customary closing conditions and regulatory approvals and is expected to close in the second quarter of 2026.
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
Acquisition and Divestiture Charges
Eaton incurs integration charges and transaction costs to acquire and integrate businesses, and transaction, separation and other costs to divest and exit businesses. Eaton also recognizes gains and losses on the sale of businesses. A summary of these Corporate items is as follows:

	Three months ended September 30		Nine months ended September 30
(In millions except for per share data)	2025	2024	2025	2024
Acquisition integration, divestiture charges and transaction costs (income)	$55	$(4)	$135	$23
Income tax benefit	11	—	30	7
Total charges (income) after income taxes	$44	$(4)	$105	$17
Per ordinary share - diluted	$0.11	$(0.01)	$0.27	$0.04
Acquisition integration, divestiture charges and transaction costs in 2025 are primarily related to the following:

•The acquisitions of Fibrebond and Exertherm, transactions completed prior to 2023, and other charges to acquire and exit businesses.
•Employee transaction and retention award compensation expense related to the acquisition of Fibrebond of $16 million and $64 million in the third quarter and first nine months of 2025, respectively.
•Employee incentive compensation expense related to the acquisition of Resilient of $4 million in the third quarter of 2025.

Acquisition integration, divestiture charges and transaction costs in 2024 are primarily related to acquisitions completed prior to 2023, and include other charges and income to acquire and exit businesses.

Charges in 2025 and 2024 were included in Cost of products sold, Selling and administrative expense, Research and development expense, or Other expense (income) - net. In Business Segment Information in Note 16, the charges were included in Other expense - net.
Restructuring Programs
During the first quarter of 2024, Eaton implemented a multi-year restructuring program to accelerate opportunities to optimize its operations and global support structure. These actions will better align the Company's functions to support anticipated growth and drive greater effectiveness throughout the Company. Since the inception of the program, the Company has incurred charges of $300 million. This restructuring program is expected to be completed in 2026 and is expected to incur additional expenses related to workforce reductions of $118 million and plant closing and other costs of $57 million, resulting in total estimated charges of $475 million for the entire program. The Company expects mature year benefits of $375 million when the multi-year program is fully implemented.
Additional information related to these restructuring programs is presented in Note 15.

Intangible Asset Amortization Expense
Intangible asset amortization expense is as follows:

	Three months ended September 30		Nine months ended September 30
(In millions except for per share data)	2025	2024	2025	2024
Intangible asset amortization expense	$130	$106	$365	$319
Income tax benefit	28	23	77	68
Total after income taxes	$102	$84	$287	$251
Per ordinary share - diluted	$0.26	$0.21	$0.74	$0.62
Consolidated Financial Results

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
(In millions except for per share data)	2025	2024		2025	2024
Net sales	$6,988	$6,345	10%	$20,393	$18,638	9%
Gross profit	2,675	2,446	9%	7,719	7,074	9%
Percent of net sales	38.3%	38.6%		37.9%	38.0%
Income before income taxes	1,275	1,204	6%	3,637	3,399	7%
Net income	1,010	1,011	—%	2,958	2,827	5%
Less net income for noncontrolling interests	(1)	(1)		(3)	(4)
Net income attributable to Eaton ordinary shareholders	1,010	1,009	—%	2,955	2,823	5%
Excluding acquisition and divestiture charges (income), after-tax	44	(4)		105	17
Excluding restructuring program charges, after-tax	43	43		75	104
Excluding intangible asset amortization expense, after-tax	102	84		287	251
Adjusted earnings	$1,199	$1,132	6%	$3,423	$3,194	7%

Net income per share attributable to Eaton ordinary shareholders - diluted	$2.59	$2.53	2%	$7.54	$7.05	7%
Excluding per share impact of acquisition and divestiture charges (income), after-tax	0.11	(0.01)		0.27	0.04
Excluding per share impact of restructuring program charges, after-tax	0.11	0.11		0.19	0.26
Excluding per share impact of intangible asset amortization expense, after-tax	0.26	0.21		0.74	0.62
Adjusted earnings per ordinary share	$3.07	$2.84	8%	$8.74	$7.97	10%
Net Sales

Changes in Net sales:	Three months ended September 30, 2025	Nine months ended September 30, 2025
Organic growth	7%	8%
Acquisitions of businesses	3%	1%
Total increase in Net sales	10%	9%
The increase in organic sales in the third quarter of 2025 was due to strength in data center end-markets in the Electrical Americas and Electrical Global business segments, strength in machine OEM, residential, and commercial & institutional end-markets in the Electrical Global business segment, and broad based strength across all markets in the Aerospace business segment, partially offset by weakness in industrial end-markets in the Electrical Americas business segment, weakness in utility end-markets in the Electrical Global business segment, weakness in the North American truck and light vehicle markets in the Vehicle business segment, and weakness in the European region in the eMobility business segment.

The increase in organic sales in the first nine months of 2025 was due to strength in data center end-markets in the Electrical Americas and Electrical Global business segments, strength in machine OEM and residential end-markets in the Electrical Global business segment, and strength in military aftermarket and commercial aftermarket in the Aerospace business segment, partially offset by weakness in industrial end-markets in the Electrical Americas and Electrical Global business segments, weakness in the North American truck and light vehicle markets in the Vehicle business segment, and weakness in the North American and European regions in the eMobility business segment.
Gross Profit
Gross profit margin decreased from 38.6% in the third quarter of 2024 to 38.3% in the third quarter of 2025. Material factors affecting this decrease were a 340 basis point decline from higher commodity and wage inflation and a 30 basis point decline from higher intangible asset amortization expense, partially offset by a 240 basis point increase from higher sales and a 130 basis point increase from operating efficiencies.
Gross profit margin decreased from 38.0% in the first nine months of 2024 to 37.9% in the first nine months of 2025. Material factors affecting this decrease were a 260 basis point decline from higher wage and commodity inflation, a 20 basis point decline from higher intangible asset amortization expense, and a 20 basis point decline from higher acquisition and divestiture charges, partially offset by a 230 basis point increase from higher sales and a 40 basis point increase from operating efficiencies.
Income Taxes
The effective income tax rate for the third quarter of 2025 was expense of 20.7% compared to expense of 16.1% for the third quarter of 2024. The effective income tax rate for the first nine months of 2025 was expense of 18.7% compared to expense of 16.8% for the first nine months of 2024. The increase in the effective tax rate in the third quarter and first nine months of 2025 was primarily due to greater levels of income in higher tax jurisdictions and the fact that the effective tax rate for the third quarter and first nine months of 2024 included a reduction in valuation allowances on foreign tax attributes.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law in the United States. The OBBBA extends and modifies certain provisions of the 2017 Tax Cuts and Jobs Act and has multiple effective dates, with some provisions beginning in 2025. The OBBBA did not have a material impact on the Company’s condensed consolidated financial statements in the third quarter of 2025. The Company will continue to assess the impact of OBBBA and does not expect the OBBBA to have a material impact on its effective tax rate in future periods.
Net Income
Changes in Net income attributable to Eaton ordinary shareholders and Net income per share attributable to Eaton ordinary shareholders - diluted are summarized as follows:

	Three months ended		Nine months ended
(In millions except for per share data)	Dollars	Per share	Dollars	Per share
September 30, 2024	$1,009	$2.53	$2,823	$7.05
Business segment results of operations
Operational performance	170	0.45	425	1.09
Foreign currency	1	—	18	0.04
Corporate
Intangible asset amortization expense	(19)	(0.05)	(37)	(0.12)
Restructuring program charges	—	—	28	0.07
Acquisition and divestiture charges	(48)	(0.12)	(89)	(0.23)
Other corporate items	(42)	(0.11)	(144)	(0.36)
Tax rate impact	(63)	(0.16)	(70)	(0.17)
Impact of shares	—	0.06	—	0.17
September 30, 2025	$1,010	$2.59	$2,955	$7.54

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
•Book-to-bill: Average of the ratio of firm customer orders to Net sales for the last four quarters
Electrical Americas

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
($ in millions)	2025	2024		2025	2024
Net sales	$3,410	$2,963	15%	$9,770	$8,530	15%

Operating profit	$1,034	$892	16%	$2,926	$2,537	15%
Operating margin	30.3%	30.1%		29.9%	29.7%

Changes in Net sales:
Organic growth			9%			11%
Acquisitions of businesses			6%			4%
Total increase in Net sales			15%			15%

			Change from September 30
Performance metrics:	September 30, 2025	September 30, 2024	2025 vs. 2024	2024 vs. 2023
Backlog	$12,009	$9,970	20%	26%
Organic change in backlog			9%	26%
Organic change in customer orders			7%	16%
Book-to-bill	1.1	1.2
The increase in organic sales in the third quarter and first nine months of 2025 was due to strength in data center end-markets, partially offset by weakness in industrial end-markets.
The operating margin increased from 30.1% in the third quarter of 2024 to 30.3% in the third quarter of 2025. Material factors affecting this increase were a 300 basis point increase from higher sales and a 170 basis point increase from operating efficiencies, partially offset by a 450 basis point decline from higher commodity and wage inflation. The operating margin increased from 29.7% in the first nine months of 2024 to 29.9% in the first nine months of 2025. Material factors affecting this increase were a 340 basis point increase from higher sales and a 50 basis point increase from operating efficiencies, partially offset by a 350 basis point decline from higher commodity and wage inflation.

Electrical Global

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
($ in millions)	2025	2024		2025	2024
Net sales	$1,724	$1,573	10%	$5,086	$4,678	9%

Operating profit	$330	$294	12%	$983	$872	13%
Operating margin	19.1%	18.7%		19.3%	18.6%

Changes in Net sales:
Organic growth			8%			8%
Foreign currency			2%			1%
Total increase in Net sales			10%			9%

			Change from September 30
Performance metrics:	September 30, 2025	September 30, 2024	2025 vs. 2024	2024 vs. 2023
Backlog	$1,983	$1,856	7%	22%
Organic change in backlog			6%	19%
Organic change in customer orders			2%	6%
Book-to-bill	1.0	1.1
The increase in organic sales in the third quarter of 2025 was due to strength in data center, machine OEM, residential, and commercial & industrial end-markets, partially offset by weakness in utility end-markets. The increase in organic sales in the first nine months of 2025 was due to strength in data center, machine OEM, and residential end-markets, partially offset by weakness in industrial end-markets. Additionally, the increase in organic sales in the third quarter of 2025 was due to strength in the European and Asia Pacific regions and in the Global Energy Infrastructure Solutions (GEIS) business, and the increase in organic sales in the first nine months of 2025 was due to strength in the European and Asia Pacific regions.
The operating margin increased from 18.7% in the third quarter of 2024 to 19.1% in the third quarter of 2025. Material factors affecting this increase were a 310 basis point increase from higher sales, partially offset by a 290 basis point decline from higher commodity and wage inflation. The operating margin increased from 18.6% in the first nine months of 2024 to 19.3% in the first nine months of 2025. Material factors affecting this increase were a 270 basis point increase from higher sales and a 40 basis point increase from operating efficiencies, partially offset by a 220 basis point decline from higher commodity and wage inflation.

Aerospace

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
($ in millions)	2025	2024		2025	2024
Net sales	$1,079	$946	14%	$3,138	$2,772	13%

Operating profit	$280	$230	22%	$746	$637	17%
Operating margin	25.9%	24.4%		23.8%	23.0%

Changes in Net sales:
Organic growth			13%			12%
Foreign currency			1%			1%
Total increase in Net sales			14%			13%

			Change from September 30
Performance metrics:	September 30, 2025	September 30, 2024	2025 vs. 2024	2024 vs. 2023
Backlog	$4,197	$3,660	15%	17%
Organic change in backlog			14%	14%
Organic change in customer orders			11%	6%
Book-to-bill	1.1	1.1
The increase in organic sales in the third quarter of 2025 was due to broad-based strength across all markets, with particular strength in military aftermarket. The increase in organic sales in the first nine months of 2025 was due to broad-based strength across all markets, with particular strength in military aftermarket and commercial aftermarket.
The operating margin increased from 24.4% in third quarter of 2024 to 25.9% in third quarter of 2025. Material factors affecting this increase were a 610 basis point increase from higher sales, partially offset by a 340 basis point decline from higher commodity and wage inflation and a 70 basis point decline from operating inefficiencies. The operating margin increased from 23.0% in the first nine months of 2024 to 23.8% in the first nine months of 2025. Material factors affecting this increase were a 530 basis point increase from higher sales, partially offset by a 260 basis point decline from higher commodity and wage inflation, a 100 basis point decline from operating inefficiencies, and an 80 basis point decline due to the sale of a production facility in the first quarter of 2024.

Vehicle

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
(In millions)	2025	2024		2025	2024
Net sales	$639	$696	(8)%	$1,920	$2,143	(10)%

Operating profit	$114	$135	(16)%	$323	$381	(15)%
Operating margin	17.8%	19.4%		16.8%	17.8%

Changes in Net sales:
Organic growth			(9)%			(9)%
Foreign currency			1%			(1)%
Total decrease in Net sales			(8)%			(10)%
The decrease in organic sales in the third quarter and first nine months of 2025 was due to weakness in the North American truck and light vehicle markets.
The operating margin decreased from 19.4% in the third quarter of 2024 to 17.8% in the third quarter of 2025. Material factors affecting this decrease were a 310 basis point decline from higher commodity and wage inflation, an 80 basis point decline from lower sales, and a 50 basis point decline from unfavorable product mix, partially offset by a 290 basis point increase from operating efficiencies. The operating margin decreased from 17.8% in the first nine months of 2024 to 16.8% in the first nine months of 2025. Material factors affecting this decrease were a 250 basis point decline from higher commodity and wage inflation, a 90 basis point decline due to the sale of a non-production facility in the second quarter of 2024 and a 60 basis point decline from lower sales, partially offset by a 280 basis point increase from operating efficiencies.
eMobility

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
(In millions)	2025	2024		2025	2024
Net sales	$136	$167	(19)%	$479	$514	(7)%

Operating loss	$(9)	$(7)	(29)%	$(24)	$(9)	(167)%
Operating margin	(6.6)%	(4.4)%		(5.0)%	(1.8)%

Changes in Net sales:
Organic growth			(20)%			(8)%
Foreign currency			1%			1%
Total increase in Net sales			(19)%			(7)%
The decrease in organic sales in the third quarter of 2025 was due to weakness in the European region. The decrease in organic sales in the first nine months of 2025 was due to weakness in the North American and European regions.
The operating margin decreased from negative 4.4% in the third quarter of 2024 to negative 6.6% in the third quarter of 2025. Material factors affecting this decrease were a 770 basis point decline from lower sales and a 190 basis point decline from unfavorable product mix, partially offset by a 780 basis point increase from operating efficiencies. The operating margin decreased from negative 1.8% in the first nine months of 2024 to negative 5.0% in the first nine months of 2025. Material factors affecting this decrease were a 340 basis point decline from higher commodity inflation, a 300 basis point decline from the sale of non-production facilities in the second quarter of 2024, partially offset by a 230 basis point increase from operating efficiencies.

Corporate Expense

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
(In millions)	2025	2024		2025	2024
Intangible asset amortization expense	$130	$106	23%	$365	$319	14%
Interest expense - net	67	29	131%	171	88	94%
Pension and other postretirement benefits income	(4)	(9)	(56)%	(15)	(29)	(48)%
Restructuring program charges	55	54	2%	97	132	(27)%
Other expense - net	226	160	41%	698	508	37%
Total corporate expense	$474	$340	39%	$1,316	$1,018	29%
Total corporate expense increased from $340 million in the third quarter of 2024 to $474 million in the third quarter of 2025 and from $1,018 million in the first nine months of 2024 to $1,316 million in the first nine months of 2025. Material factors affecting the increase in Total corporate expense in the third quarter and first nine months of 2025 were higher Other expense - net, Interest expense - net, and Intangible asset amortization expense. The increase in Other expense - net is primarily due to higher acquisition and divestiture costs.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
Liquidity and Financial Condition
Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk.
On September 29, 2025, a subsidiary of Eaton entered into a new $3,000 million five-year revolving credit agreement that will expire on September 27, 2030 (New Revolving Credit Agreement), which replaced the $500 million 364-day revolving credit agreement dated September 30, 2024 and $2,500 million five-year revolving credit agreement dated October 3, 2022. The New Revolving Credit Agreement is used to support commercial paper borrowings and is fully and unconditionally guaranteed by Eaton and certain of its direct and indirect subsidiaries on an unsubordinated, unsecured basis. There were no borrowings outstanding under the New Revolving Credit Agreement at September 30, 2025. The Company maintains access to the commercial paper markets through its $3,000 million commercial paper program, of which $755 million was outstanding on September 30, 2025, used primarily to manage fluctuations in working capital.
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
Over the course of a year, cash, short-term investments, and short-term debt may fluctuate in order to manage global liquidity. As of September 30, 2025 and December 31, 2024, Eaton had cash of $328 million and $555 million, short-term investments of $237 million and $1,525 million, respectively, with $761 million short-term debt as of September 30, 2025 and no short-term debt as of December 31, 2024. Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, availability under existing revolving credit facilities, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business, fund capital expenditures and acquisitions of businesses, as well as scheduled payments of long-term debt.
On April 1, 2025, the Company paid $1.45 billion, net of cash acquired, to acquire Fibrebond Corporation. On August 6, 2025, the Company acquired Resilient Power Systems Inc. for $86 million, including $55 million of cash paid at closing and an initial estimate of $31 million for the fair value of contingent future consideration. In addition, the Company expects to close the acquisitions of Ultra PCS and Boyd Thermal in the fourth quarter of 2025 and second quarter of 2026, respectively, for $1.55 billion and $9.5 billion, respectively.
Eaton was in compliance with each of its debt covenants for all periods presented.

Cash Flows
A summary of cash flows is as follows:

	Nine months ended September 30		Change from 2024
(In millions)	2025	2024
Net cash provided by operating activities	$2,507	$2,730	$(223)
Net cash used in investing activities	(783)	—	(783)
Net cash used in financing activities	(1,812)	(2,692)	880
Effect of currency on cash	(138)	(52)	(86)
Total decrease in cash	$(227)	$(14)
Operating Cash Flow
Net cash provided by operating activities decreased by $223 million in the first nine months of 2025 compared to 2024. Material factors affecting this decrease were working capital balances being $656 million higher, partially offset by higher net income of $131 million.
Investing Cash Flow
Net cash used in investing activities increased by $783 million in the first nine months of 2025 compared to 2024. Material factors affecting this increase were an increase in cash paid for business acquisitions of $1,504 million in 2025 compared to $50 million in 2024, partially offset by sales of short-term investments of $1,287 million in 2025 compared to $595 million in 2024.
Financing Cash Flow
Net cash used in financing activities decreased by $880 million in the first nine months of 2025 compared to 2024. Material factors affecting this decrease were net proceeds of short-term debt of $761 million in 2025 compared to net payments of short-term debt of $6 million in 2024, and a decrease in payments on borrowings to $714 million in 2025 from $1,011 million in 2024, partially offset by an increase in cash dividends paid to $1,222 million in 2025 from $1,130 million in 2024 and an increase in repurchase of shares to $1,669 million in 2025 from $1,615 million in 2024.
Capital Expenditures
Capital expenditures were $527 million and $553 million in the first nine months of 2025 and 2024, respectively. The Company plans to increase capital expenditures over the next several years to expand production capacity across various markets to support anticipated growth. As a result, Eaton expects approximately $900 million in capital expenditures in 2025.
Dividends
Cash dividend payments were $1,222 million and $1,130 million in the first nine months of 2025 and 2024, respectively. Payment of quarterly dividends in the future depends upon the Company’s ability to generate net income and operating cash flows, among other factors, and is subject to declaration by the Eaton Board of Directors. The Company intends to continue to pay quarterly dividends in 2025.

Share Repurchases
On February 23, 2022, the Board of Directors adopted a share repurchase program for repurchases of ordinary shares up to $5.0 billion to be made during the three-year period commencing on that date (2022 Program). On February 27, 2025, the Board of Directors renewed the 2022 Program by providing authority for up to $9.0 billion in repurchases to be made during the three-year period commencing on that date (2025 Program). Under the 2025 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During the three and nine months ended September 30, 2025, 1.0 million and 5.2 million ordinary shares, respectively, were repurchased under the 2025 or 2022 Programs in the open market at a total cost of $355 million and $1,661 million, respectively. During the three and nine months ended September 30, 2024, 3.0 million and 5.3 million ordinary shares, respectively, were repurchased under the 2022 program in the open market at a total cost of $891 million and $1,629 million, respectively.
Acquisition of Businesses and Investments in Associate Companies
The Company paid cash of $1,504 million and $50 million in the first nine months of 2025 and 2024, respectively, to acquire businesses. The Company paid cash of $16 million and $68 million in the first nine months of 2025 and 2024, respectively, for investments in associate companies. The Company will continue to focus on deploying its capital toward businesses that provide opportunities for higher growth and strong returns, and align with secular trends and its power management strategies.
Debt
The Company manages a number of short-term and long-term debt instruments, including commercial paper. At September 30, 2025, the Company had Short-term debt of $761 million, Current portion of long-term debt of $1,136 million, and Long-term debt of $8,756 million. The Company believes it has the operating flexibility, cash flow, and access to capital markets to meet scheduled payments of long-term debt.
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
Substantially all of the Senior Notes (with limited exceptions), together with the credit facilities described above under Liquidity and Financial Condition (the Credit Facilities), are guaranteed by Eaton and 17 of its subsidiaries. Accordingly, they rank equally with each other. However, because these obligations are not secured, they would be effectively subordinated to any existing or future secured indebtedness of Eaton and its subsidiaries. As of September 30, 2025, Eaton has no material, long-term secured debt. The guaranteed Registered Senior Notes are also structurally subordinated to the liabilities of Eaton's subsidiaries that are not guarantors. Except as described below under Future Guarantors, Eaton is not obligated to cause its subsidiaries to guarantee the Registered Senior Notes.
The table set forth in Exhibit 22 filed with the Form 10-Q filed on August 5, 2025 (10-Q Exhibit 22) details the primary obligors and guarantors with respect to the guaranteed Registered Senior Notes.
Terms of Guarantees of Registered Securities
Payment of principal and interest on the Registered Senior Notes is guaranteed, on an unsecured, unsubordinated basis by the subsidiaries of Eaton set forth in the table referenced in the 10-Q Exhibit 22. Each guarantee is full and unconditional, and joint and several. Each guarantor’s guarantee is an unsecured obligation that ranks equally with all its other unsecured and unsubordinated indebtedness. The obligations of each guarantor under its guarantee of the Registered Senior Notes are subject to a customary savings clause or similar provision designed to prevent such guarantee from constituting a fraudulent conveyance or otherwise legally impermissible or voidable obligation.
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
The 1994 Indenture does not contain provisions with respect to future guarantors.

Summarized Financial Information of Guarantors and Issuers

(In millions)	September 30, 2025	December 31, 2024
Current assets	$4,307	$5,027
Noncurrent assets	13,225	13,225
Current liabilities	5,119	3,738
Noncurrent liabilities	10,749	10,564
Amounts due to subsidiaries that are non-issuers and non-guarantors - net	9,670	10,334

(In millions)		Nine months ended September 30, 2025
Net sales		$12,087
Sales to subsidiaries that are non-issuers and non-guarantors		725
Cost of products sold		8,458
Expense from subsidiaries that are non-issuers and non-guarantors - net		593
Net income		900
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

FORWARD-LOOKING STATEMENTS
This Form 10-Q Report contains forward-looking statements concerning litigation, expected capital expenditures, future dividend payments, anticipated share repurchases, liquidity, the anticipated closing of acquisitions, anticipated capital deployment, and expected restructuring program charges and benefits. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to Eaton, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside Eaton’s control. The following factors could cause actual results to differ materially from those in the forward-looking statements: global pandemics; unanticipated changes in the markets for the Company’s business segments; unanticipated downturns in business relationships with customers or their purchases from us; the availability of credit to customers and suppliers; supply chain disruptions, competitive pressures on sales and pricing; unanticipated changes in the cost of material, labor and other production costs, or unexpected costs that cannot be recouped in product pricing; the introduction of disruptive or competing technologies; unexpected technical or marketing difficulties; unexpected or adverse determinations with respect to claims, charges, audits, investigations, court or administrative proceedings, litigation, arbitrations, judgements, or dispute resolutions; strikes or other labor unrest at Eaton or at our customers or suppliers; the impact of acquisitions and divestitures unanticipated difficulties integrating acquisitions; the effect, interpretation, or application of new or existing laws, regulations, legal proceedings or accounting pronouncements, tariffs and governmental regulations; interest rate changes; tax rate changes or exposure to additional income tax liability; stock market and currency fluctuations; war, geopolitical tensions, natural disasters, civil or political unrest or terrorism; and unanticipated deterioration of economic and financial conditions in the United States and around the world. Eaton does not assume any obligation to update these forward-looking statements.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in exposures to market risk since December 31, 2024.

ITEM 4.CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures - Pursuant to SEC Rule 13a-15, an evaluation was performed under the supervision and with the participation of Eaton’s management, including Paulo Ruiz - Principal Executive Officer; and Olivier Leonetti - Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, management concluded that Eaton’s disclosure controls and procedures were effective as of September 30, 2025.
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
During the third quarter of 2025, there was no change in Eaton’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting. Management is currently evaluating the impact of businesses acquired in the past twelve months on Eaton's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.
Information regarding the Company's current legal proceedings is presented in Note 10 and Note 11 of the Notes to the condensed consolidated financial statements.

ITEM 1A.RISK FACTORS.
“Item 1A. Risk Factors” in Eaton's 2024 Form 10-K includes a discussion of the Company's risk factors. There have been no material changes from the risk factors described in the 2024 Form 10-K.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c) Issuer's Purchases of Equity Securities
During the third quarter of 2025, 1.0 million ordinary shares were repurchased in the open market at a total cost of $355 million. These shares were repurchased under the programs approved by the Board of Directors on February 27, 2025 (the 2025 Program). A summary of the shares repurchased in the third quarter of 2025 is as follows:

Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
July	393,626	$371.06	393,626	$7,999
August	577,276	$361.57	577,276	$7,790
September	—	$—	—	$7,790
Total	970,902	$365.42	970,902

ITEM 5.    OTHER INFORMATION.
During the three months ended September 30, 2025, no director or officer of the Company adopted, amended or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.EXHIBITS.
Eaton Corporation plc
Third Quarter 2025 Report on Form 10-Q

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

10.1
Five-Year Revolving Credit Agreement, dated as of September 29, 2025, among Eaton Corporation, the Other Borrowers and Guarantors from time to time party thereto, the Banks from time to time party thereto, Citibank, N.A., as Administrative Agent, Citibank, N.A., JPMorgan Chase Bank, N.A., and BofA Securities, Inc., as Joint Lead Arrangers and Joint Bookrunners, JPMorgan Chase Bank, N.A., as Syndication Agent, and Bank of America, N.A. as Documentation Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 29, 2025)

10.2	Letter Agreement, dated July 18, 2025, between Eaton Corporation and Ernest Marshall — Filed in conjunction with this Form 10-Q Report *

31.1	Certification of Principal Executive Officer (Pursuant to Rule 13a-14(a)) — Filed in conjunction with this Form 10-Q Report *

31.2	Certification of Principal Financial Officer (Pursuant to Rule 13a-14(a)) — Filed in conjunction with this Form 10-Q Report *

32.1	Certification of Principal Executive Officer (Pursuant to Rule 13a-14(b) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act) — Filed in conjunction with this Form 10-Q Report *

32.2	Certification of Principal Financial Officer (Pursuant to Rule 13a-14(b) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act) — Filed in conjunction with this Form 10-Q Report *

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Label Definition Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_______________________________

*	Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON CORPORATION plc
Registrant

Date:	November 4, 2025	By:	/s/ Olivier Leonetti
Olivier Leonetti
Principal Financial Officer
(On behalf of the registrant and as Principal Financial Officer)