Form 10-K
period 2025-12-31
Eaton Corp plc
filed 2026-02-26
CIK 1551182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ______
Commission file number 000-54863

EATON CORPORATION plc
(Exact name of registrant as specified in its charter)

Ireland				98-1059235
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)

Eaton House,	30 Pembroke Road,	Dublin 4,	Ireland	D04 Y0C2
(Address of principal executive offices)				(Zip Code)

	+353	1637 2900
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares ($0.01 par value)	ETN	New York Stock Exchange
4.450% Senior Notes due 2030	ETN/30	New York Stock Exchange
3.625% Senior Notes due 2035	ETN/35	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of Ordinary Shares held by non-affiliates of the registrant as of June 30, 2025 was $139.0 billion.
As of January 31, 2026, there were 387.9 million Ordinary Shares outstanding.
Documents Incorporated By Reference
Portions of the Company's Proxy Statement for the 2026 Annual General Meeting of Shareholders (the Proxy Statement), to be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2025, are incorporated by reference into Part III.

Part I

Item 1. Business.
Eaton Corporation plc (Eaton or the Company) is an intelligent power management company dedicated to protecting the environment and improving the quality of life for people everywhere. We make products for the data center, utility, industrial, commercial, machine building, residential, aerospace and mobility markets. We are capitalizing on the megatrends of the electrification, digitalization, and the reindustrialization of and growth of megaprojects in North America and increased global infrastructure spending, all of which are expanding our end markets and positioning Eaton for growth for years to come. We are strengthening our participation across the entire electrical power value chain and benefiting from momentum in the data center and utility end markets as well as a growth cycle in the commercial aerospace and defense markets. We are guided by our commitment to operate sustainably and with the highest ethical standards. Our work is helping to solve the world’s most urgent power management challenges and building a more sustainable society for people today and for future generations.
Founded in 1911, Eaton has continuously evolved to meet the changing and expanding needs of our stakeholders. With revenues of $27.4 billion in 2025, the Company serves customers in 180 countries.
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
Acquisitions and Divestiture of Businesses
In 2025, the Company acquired Fibrebond Corporation (Fibrebond) and Resilient Power Systems Inc. (Resilient), and announced an agreement to acquire Boyd Thermal. Additionally, on January 23, 2026, the Company closed the acquisition of Ultra PCS Limited (Ultra PCS). The acquisition of Resilient strengthens our power distribution offerings and accelerates the commercialization of solid-state transformer technology for future global applications in data centers and energy storage. Adding Fibrebond to the portfolio expands Eaton’s presence in the growing market for modular solutions for multi-tenant and hyperscale data center customers. The acquisition of Ultra PCS expands and integrates Eaton’s offerings in next-generation aerospace solutions. The agreement to acquire Boyd Thermal expands Eaton’s existing portfolio of solutions for data center customers to include critical liquid cooling technology, enabling the Company to serve hyperscale and colocation customers from the chip to the grid.
On January 26, 2026, Eaton announced its intention to pursue a spin-off of its Mobility business, which consists of its Vehicle and eMobility operating segments, into an independent, publicly traded company.
More information regarding the Company's acquisitions and divestiture is presented in Note 2 of the Notes to the consolidated financial statements.
Business Segment Information
Information by business segment regarding principal products, principal markets, methods of distribution and net sales is presented in Note 18 of the Notes to the consolidated financial statements. Additional information regarding Eaton's segments and business is presented below.
During the first quarter of 2026, Eaton re-segmented certain reportable operating segments due to a reorganization of the Company's businesses. The new reportable segment is Mobility, which consists of the legacy Vehicle and eMobility segments. Financial information for this new reportable segment has not been provided as the re-segmentation occurred subsequent to the year ended December 31, 2025. The Company expects to provide financial information for this new reportable segment in the Quarterly Report on Form 10-Q for the period ended March 31, 2026.
Electrical Americas and Electrical Global
Eaton’s Electrical sector helps customers manage power in a way that’s reliable, efficient, safe and sustainable. From the grid to homes, buildings, data centers and industrials – Eaton plays a vital role in modernizing infrastructure and accelerating the electrification of society. As the world’s demand for electricity grows, so does the need for Eaton’s innovative technology and solutions.
Principal methods of competition in these segments are performance of products and systems, technology, customer service and support, and price. Eaton has a strong competitive position in these segments and, with respect to many products, is considered among the market leaders. In normal economic cycles, sales of these segments are historically lower in the first quarter and higher in the third and fourth quarters of a specific year. In 2025, 22% of these segments' sales were made to six large customers of electrical products and electrical systems and services.

Aerospace
Eaton’s industry-leading portfolio of aerospace technologies elevates aircraft efficiency, safety and performance for customers across the commercial, military and space markets. As the demand for more electric and sustainable aviation solutions amplifies, the company is uniquely positioned to help power the next generation of platforms.
Principal methods of competition in this segment are total cost of ownership, product and system performance, quality, design engineering capabilities, and timely delivery. Eaton has a strong competitive position in this segment and, with respect to many products and platforms, is considered among the market leaders. In 2025, 20% of this segment's sales were made to three large original equipment manufacturers of aircraft.
Vehicle
Eaton provides differentiated technologies that improve safety, efficiency, and performance for customers in the automotive, commercial vehicle, aftermarket and off-road segments. The company is committed to enabling the transition to electrified vehicles (EVs) while also continuing to provide innovative and efficient internal combustion engine (ICE) solutions.
Principal methods of competition in this segment are product performance, technology, global service, and price. Eaton is considered among the market leaders in this segment. In 2025, 37% of this segment's sales were made to four large original equipment manufacturers of vehicles and related components.
eMobility
Principal methods of competition in this segment are product performance, technology, global service, and price. In 2025, 18% of this segment's sales were made to one large original equipment manufacturer of vehicles and related components.
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
Environmental Contingencies
Our comprehensive sustainability strategy is driven by our mission to improve the quality of life and the environment. We are committed to reducing our footprint, eliminating waste, and making the best use of natural resources. The operations of the Company involve emissions, as well as the use and disposal of certain substances regulated under environmental protection laws. Eaton continues to modify processes on an ongoing, regular basis in order to reduce the impact on the environment, including the reduction or elimination of certain chemicals used in, and wastes generated from, operations. Compliance with laws that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, are not expected to have a material adverse effect upon capital expenditures, including expenditures for environmental control facilities, earnings or the competitive position of the Company. Compliance with future environmental protection laws may require an increase in capital expenditures. Information regarding the Company's liabilities related to environmental matters is presented in Note 11 of the Notes to the consolidated financial statements.

Human Capital Management
Eaton has approximately 97,000 employees globally. The number of persons employed by our reportable segments and corporate at December 31, 2025 are as follows:

(In thousands)	2025
Electrical Americas	35
Electrical Global	26
Aerospace	14
Vehicle	12
eMobility	—
Corporate	10
Total number of persons employed	97
Eaton uses and monitors a variety of metrics to demonstrate our objectives related to employee attraction, development, and retention are met. Most notably, Eaton tracks the following:
Inclusion and Diversity
Eaton aspires to be a model of inclusion and diversity in the industry - known for the way it welcomes all employees to the table and includes them by listening to what they have to offer.
We’re doing this because we believe an inclusive and diverse workforce makes better decisions. Our success depends on our ability to attract and retain the best employees without regard to race, color, social or economic status, religion, national origin, marital status, age, veteran status, sexual orientation, gender identity, or any protected status. It is the policy of the Company to make all decisions regarding employment based on the principle of equal employment opportunity and without discrimination. We embrace the power of diverse experiences, backgrounds and perspectives from all our employees to drive innovation and sustainable growth that benefits our employees, investors, customers and communities.
We also believe that when we value the uniqueness of each individual, we can attract and retain top talent, enable higher-performing teams, and accelerate the process of becoming an enterprise that can win in all markets.
At December 31, 2025, Eaton’s workforce distribution is as follows:

	Total Global	Number of women (Global)	Percentage of women (Global)	U.S. total	Number of minorities (U.S. only)[1]	Percentage of minorities (U.S. only)[1]
Board of directors	12	4	33.3%	9	5	55.6%
Executive leadership team	19	2	10.5%	18	6	33.3%
Executives	718	189	26.3%	517	116	22.4%
Managers	8,983	2,272	25.3%	4,556	1,036	22.7%
All other employees	87,583	30,452	34.8%	24,911	9,657	38.8%
All employees	97,303	32,915	33.8%	30,002	10,815	36.0%
1 Excluding Puerto Rico
Our plan to be a model of inclusion and diversity among our peers encompasses a number of actions, including an examination into our programs, practices, processes, and policies to look for opportunities to strengthen our entire workforce.
Compensation
A key component of Eaton’s attraction and retention strategy is providing a competitive total rewards package which includes items such as salaries, wages, short- and long-term incentive compensation, in addition to health, welfare, retirement, and other benefits. Eaton regularly benchmarks its compensation and benefits practices against those of our industry peers and in the markets in which we operate to evaluate how our plans and programs are aligned with external practices in effort to maintain a high performing workforce.

Safety
At Eaton, our goal is to support the safety, health and wellness of our employees. We have established safety principles that underline the importance of protecting our employees’ well-being and require each individual to be responsible and accountable for recognizing and correcting at-risk behavior or unsafe conditions. We recognize that all injuries and occupational illnesses are preventable, and a workplace with zero incidents is achievable.
Throughout our operations, our goal is to have no safety incidents and we continue to make progress towards that goal. Our 2024 Total Recordable Case Rate (TRCR) was 0.39 and our Days Away Case Rate (DACR) was 0.17. We have consistently reduced our annual TRCR and consider our 2030 target of 0.25 to be a world-leading safety rating. Our 2025 TRCR will be provided in our annual Sustainability Report to be issued in 2026.
Achieving work-life balance
We aspire to support the safety, health and wellbeing of our employees. We do this by helping all our employees maximize their physical, financial and emotional wellbeing, both at work and at home. Eaton’s three dimensions of wellbeing focus on increasing engagement and productivity, and improving health risks. We believe wellbeing is a state of balance that consists of having the appropriate resources, opportunities, and challenges needed to achieve optimal health and performance for the individual and the organization. Our culture of wellbeing is anchored by the global framework of country-level assessments of resources and commitment to provide our employees with the knowledge and support needed to live well.
Achieving work-life balance is a common concern of today's employees. Flexible work solutions and inclusive programs will help us remain competitive in attracting and retaining the best talent and make it possible for employees in varied situations to be able to remain at Eaton. Flexible solutions include compressed work weeks, remote working, job sharing, part-time work, flextime, and telework.
Engagement
Fully engaged employees feel motivated to contribute to organizational success and are willing to apply discretionary effort to accomplishing tasks important to the achievement of organizational goals. Examples of how we engage our employees include enterprise-wide town halls, hosting informal listening meetings and surveying groups of employees on specific subjects. In addition, we have programs focused on career development of employees at all levels and we are committed to a wide range of strategies designed to improve and sustain employee engagement over the long-term. Our most recent engagement survey of all employees was completed in 2025. Of those who responded to the survey, 86% had favorable engagement indicating they were proud to work at Eaton, felt personal accomplishment from their work, and would recommend Eaton as a place to work.

Information about our Executive Officers
A listing of executive officers, their ages, positions and offices held over the past five years, as of February 1, 2026, is as follows:

Name	Age	Position (Date elected to position)
Paulo Ruiz	51	Director of Eaton Corporation plc (September 2, 2024 - present)
		Chief Executive Officer of Eaton Corporation (June 1, 2025 - present)
		President and Chief Operating Officer of Eaton Corporation
		(September 2, 2024 - May 31, 2025)
		President and Chief Operating Officer - Industrial Sector of Eaton Corporation
		(July 5, 2022 - December 31, 2024)
		President Energy Solutions and Services of Eaton Corporation
		(August 2, 2021 - July 5, 2022)
		Hydraulics Group President of Eaton Corporation (April 1, 2019 - August 2, 2021)

Olivier Leonetti	61	Executive Vice President and Chief Financial Officer of Eaton Corporation
		(February 5, 2024 - present)
		Executive Vice President and Chief Financial Officer of Johnson Controls
		International, plc, a global leader in smart, healthy and sustainable buildings
		(September 2020 - January 2024)

Kaled Awada	51	Executive Vice President and Chief Human Resources Officer of Eaton Corporation
		(October 6, 2025 – present)
		Executive Vice President, Chief People Officer of PG&E Corporation and Pacific Gas
		and Electric Company, a public utility company (January 2024 – September 2025)
		Executive Vice President and Chief Human Resources Officer of Tenneco Inc., an
		automotive components manufacturer (September 2018 – November 2022)

Lucy Clark Dougherty	56	Executive Vice President and Chief Legal Officer of Eaton Corporation
		(April 4, 2025 – present)
		General Counsel of Eaton Corporation (January 27, 2025 – April 3, 2025)
		Senior Vice President, General Counsel and Secretary of Polaris Inc., a manufacturer of
		powersports vehicles (June 2019 – November 2024)

Peter Denk	51	President and Chief Operating Officer - Industrial Sector of Eaton Corporation
		(January 1, 2025 - present)
		President - Mobility Group of Eaton Corporation (April 1, 2023 - December 31, 2024)
		President - Vehicle Group, North America of Eaton Corporation
		(June 4, 2018 - March 31, 2023)

Antonio Galvao	64	President - Mobility Group of Eaton Corporation (January 1, 2025 - present)
		President - Mobility Group and Corporate, South America of Eaton Corporation
		(August 1, 2012 - December 31, 2024)

Heath B. Monesmith	55	President and Chief Operating Officer - Electrical Sector of Eaton Corporation
		(July 5, 2022 - present)
		President and Chief Operating Officer - Industrial Sector of Eaton Corporation
		(July 1, 2019 - July 4, 2022)

Adam Wadecki	42	Senior Vice President and Controller of Eaton Corporation (April 22, 2024 - present)
		Senior Vice President, Internal Audit of Eaton Corporation
		(September 27, 2023 - April 21, 2024)
		Chief Financial Officer, Corporate Finance and Finance Transformation of General
		Electric and its successor, General Electric Healthcare, a health technology company
		(April 2023 - September 2023)
		Chief Financial Officer of Global Medical Imaging of General Electric and its
		successor, General Electric Healthcare (June 2021 - April 2023)
		Vice President, Grainger Business Unit Finance of W.W. Grainger, Inc., an industrial
		supply company (January 2020 - May 2021)

Mike Yelton	56	President - Americas Region, Electrical Sector of Eaton Corporation
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

Item 1A. Risk Factors.
Among the risks that could materially adversely affect Eaton's businesses, financial condition or results of operations are the following:
Operational Risks
We are subject to risks relating to acquisitions, joint ventures and investments, and risks relating to the integration of acquired companies.
As part of our strategy, we pursue strategic transactions, including but not limited to acquisitions, joint ventures, and investments. Acquisitions and investments may involve significant cash expenditures, debt incurrences, equity issuances, operating losses and expenses, in addition to integration challenges whether foreseen or unforeseen, which may be dilutive to earnings and unfavorably impact cash flow. Acquisitions also involve numerous other risks, including: the diversion of management attention to integration matters; difficulties in integrating operations and systems; challenges in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures; difficulties in assimilating employees and in attracting and retaining key personnel; challenges in keeping existing customers and obtaining new customers; difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects; contingent liabilities (including contingent tax liabilities and earn-out obligations) that are larger than expected; and potential unknown liabilities, adverse consequences and unforeseen increased expenses associated with acquired companies. Financial success of a strategic transaction requires balancing both short- and long-term inputs driven by internal and external factors difficult to fully identify prior to transaction consummation. Transactional challenges post-closing could materially and adversely impact our business, financial condition and results of operations.
Our operations depend on production facilities throughout the world, which subjects them to varying degrees of risk of disrupted production.
Eaton manages businesses with manufacturing facilities worldwide. Our manufacturing facilities and operations could be disrupted by a natural disaster, labor strike, war, geopolitical instability and/or conflict, political unrest, terrorist activity, economic upheaval, or public health concerns. Any such disruption could cause delays in production and shipment of products and the loss of sales and customers, and insurance proceeds may not adequately compensate for losses.
Significant inflation or shortages of raw materials, energy, components, and/or labor, or similar challenges for our customers, could continue to adversely impact our results of operations.
We have been affected by supply chain disruptions and related inflationary pressures. Labor shortages persist broadly in select markets, and shortages of certain raw materials have continued to affect the prices that our businesses are charged, particularly commodities. Some of our suppliers have experienced the same conditions and, in response, have continued to increase their prices in response to increases in their costs of raw materials, energy, and/or labor. While we strive to recoup these increased costs through our pricing, product modifications or other mediating responses, if we are unable to do so without compromising the competitive position of our products and services, our results could continue to be impacted by this trend. Further, should these trends continue or worsen, the impact could have a material adverse impact on our operating results.
We rely on suppliers to provide raw materials, components, and services.
Our business requires that we buy raw materials, components, and services from third parties. Supplier relationships have in the past been and could in the future be interrupted or terminated. Our reliance on suppliers involves certain risks, including:
•shortages of commodities, components, or other materials, which could adversely affect our manufacturing efficiencies and ability to make timely delivery of our products, solutions, and services;
•changes in the cost of these purchases due to inflation, exchange rate fluctuations, taxes, tariffs, commodity market volatility, or other factors that affect our suppliers;
•poor quality or insecure supply chain, which could adversely affect the reliability and reputation of our products, solutions, and services;
•climate impacts, severe weather events, or natural and other disasters that impact our suppliers;
•sanctions, embargoes, and other trade restrictions that may affect our ability to purchase commodities, components, or other materials from various suppliers; and
•intellectual property risks such as challenges to ownership of rights or alleged infringement by suppliers.

Any of these uncertainties could adversely impact our financial results and ability to compete. We also maintain single-source supplier relationships because either alternative sources are not available, or the relationship is advantageous due to certain considerations, such as performance, quality, support, delivery, capacity, or price. Unavailability of, or delivery delays for, single-source components or products could adversely affect our ability to manufacture or ship the related products in a timely manner. The effect of unavailability or delivery delays would be more severe if associated with our higher volume and more profitable products. Even where substitute sources of supply are available, qualifying alternative suppliers and establishing reliable supplies could cost more or result in delays and loss of sales.
We may rely on third-party suppliers for the components used in our products, and we may rely on third-party manufacturers to manufacture certain of our assemblies and finished products. Our results of operations, financial position, and cash flows could be adversely affected if such third parties lack sufficient quality control or if there are significant changes in their financial or business condition. If these third parties fail to deliver quality products, parts, and components on time and at reasonable prices, we could have difficulties fulfilling our orders, sales and profits could decline, and our commercial reputation could be damaged.
Risks and uncertainties related to the development and use of artificial intelligence may present business, compliance and reputational risks.
Recent technological advances in artificial intelligence (AI) and machine-learning technology have presented opportunities for us to drive internal efficiencies in our business operations, but they also pose risks to us. If we fail to keep pace with rapidly evolving technological developments in AI, our competitive position and business results may suffer, particularly if our competitors more effectively use AI to drive their business efficiencies or create new or enhanced products or services that we are unable to compete against on cost, quality or other attributes. However, the introduction of AI technologies, particularly generative AI, into internal processes and/or new and existing offerings may result in new or expanded risks and liabilities, including due to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, as well as other factors that could adversely affect our business, reputation, and financial results. Furthermore, any confidential information that is disclosed to a third-party generative AI platform could be leaked or disclosed to others, which could result in loss or theft of intellectual property, as well as subject us to risks related to intellectual property infringement or misappropriation, data privacy and cybersecurity. Moreover, the use of AI may give rise to risks related to harmful content, accuracy, and bias, which could expose us to risks related to inaccuracies or errors in the output of such technologies. The rapidly evolving legal and regulatory environment relating to AI, in the United States and globally, could also impact Eaton’s implementation of AI technology, and increase compliance costs and the risk of non-compliance.
If we are unable to protect our information technology infrastructure against service interruptions, data corruption, cyberbased attacks or network security breaches, product or service offerings could be compromised or operations could be disrupted or data confidentiality impaired.
Eaton relies on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including procurement, manufacturing, distribution, invoicing and collection. Some of this information may be stored in the cloud or on networks not managed by us. Additionally, many of our products and services include, and we utilize and rely on, third-party service-providers, whose products include integrated software and information technology that collects data or connects to external and internal systems. Because of this, cybersecurity threats pose a material risk to our business operations.
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
As a result of our worldwide operations, we are subject to laws and regulations, including data protection/privacy and cybersecurity laws and regulations, in many jurisdictions. In addition, we operate in an environment in which there are different and potentially conflicting data privacy laws in effect in the various U.S. states and foreign jurisdictions in which we operate, and we must understand and comply with each law and standard in each of these jurisdictions. For example, the Global Data Protection Regulation (GDPR) prefers that we manage personal data in the E.U. and may impose fines of up to four percent of our global revenue in the event of certain violations.

Our customers, including governmental agencies, are increasingly requiring cybersecurity protections and mandating cybersecurity standards, which may result in additional operating or production costs. Our cybersecurity program aligns with well-known industry-wide security control frameworks. Despite these efforts, cybersecurity incidents could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information and the disruption of business operations. The potential consequences of a material cybersecurity incident include theft of intellectual property, disruption of operations, reputational damage, adverse health and safety consequences, the loss or misuse of confidential information, product failure, as well as exposure to fines, legal claims or enforcement actions.
Weather disruptions and regulatory, market and social reactions to them create uncertainties that could negatively impact our business.
Extreme weather events may create physical risks to our operating locations and supply chains, as well as to our suppliers’ and customers’ operations. Operational, environmental and social regulations may pose stringent obligations on our operations, which could impact our financial results and adversely affect our ability to conduct normal business operations. Those events could also change customer and market demands, and we may not be able to move quickly enough to meet such demands or meet all of the varying demands from different geographic regions, markets and business sector, which could negatively affect our business, results of operations, and financial condition.
Our ability to identify, attract, develop, engage, and retain qualified employees could affect our ability to execute our strategy.
The market for employees and leaders with certain skills and experiences is very competitive. Our continued success depends, in part, on our ability to identify, attract, develop, engage, and retain qualified candidates with the requisite education, background, technical skills, industry knowledge, and experience. Failure to attract, develop, engage, and retain qualified employees, difficulty in recruiting new employees, perceived or actual erosion of our culture, or inadequate resources to train, integrate, and retain qualified employees, could impair our ability to execute our business strategy and could adversely affect our business, results of operations, and financial condition.
In addition, the nature of our business requires us to maintain a labor force that is sufficiently large enough to support our manufacturing operations to meet customer demand, as well as provide on-site services and project support for our customers. We have in the past experienced, and could in the future experience, shortages for skilled or unskilled labor, which has in the past and could in the future negatively impact our growth and results of operations.
We may not complete the anticipated spin-off or complete it within the time frame we anticipate or at all; the spin-off may present difficulties that could have an adverse effect on us; costs associated with the spin-off may be higher than anticipated; we may not realize some or all of the expected benefits of the spin-off.
On January 26, 2026, we announced our intention to spin-off our Mobility business, which consists of the legacy Vehicle and eMobility segments, by the end of the first quarter of 2027, subject to the satisfaction of customary legal and regulatory requirements and approvals. The failure to satisfy all the required conditions could delay the completion of the spin-off for a significant period of time or prevent it from occurring at all. Spin-offs are complex in nature, and unanticipated developments or changes, including changes in law, the macroeconomic environment and market conditions or regulatory or political conditions may affect our ability to complete the anticipated spin-off as currently expected, within the anticipated time frame or at all. Any changes to the spin-off or delay in completing it could cause us not to realize some or all of the expected benefits, or realize them on a different timeline than expected. In addition, the terms and conditions of the required regulatory authorizations and consents that are granted, if any, may impose requirements, limitations or costs, or place restrictions on the conduct of the Mobility business, as an independent company, and may materially delay the completion of the spin-off. Whether or not the spin-off is completed, our business may face material challenges in connection with this transaction, including, without limitation: the diversion of management’s attention from ongoing business concerns; attracting and retaining key management and other employees; retaining existing, or attracting new, business and operational relationships; foreseen and unforeseen dis-synergy costs, costs of restructuring transactions (including taxes) and other significant costs and expenses; and potential negative reactions from the financial markets if we fail to complete the spin-off as currently expected, within the anticipated time frame or at all. Although we intend for the spin-off to be tax-free to our stockholders for U.S. federal income tax purposes, there can be no assurance that the spin-off will so qualify. Any of these factors could have a material adverse effect on our business, financial condition and our stock price.
Industry and Market Risks
Technology disruption may impact our stock price and/or negatively impact our end markets.
Our products and services support innovative technology and mega trends, including, for example, data centers. These markets have experienced and may continue to experience the abrupt introduction of disruptive technologies, which may, in turn, negatively impact our end markets. Additionally, equity markets in this space may be volatile, and may not react rationally to newly introduced products, thus impacting our stock price.

Volatility of end markets that we serve could materially and adversely affect our business, financial condition and results of operations.
Eaton's segment revenues, operating results, and profitability have varied in the past and may vary from quarter to quarter in the future. Profitability can be negatively impacted by macroeconomic conditions, newly competitive market players, and volatility in the end markets that we serve. We have undertaken measures to reduce the impact of this volatility through diversification of the markets we serve and expansion of the geographic regions in which we operate. Future downturns in any of the markets could adversely affect revenues, operating results, and profitability.
Our operating results depend in part on continued successful research, development, and marketing of new and/or improved products and services, and there can be no assurance that we will continue to successfully introduce new products and services or maintain present market positions.
Eaton’s success depends in part on our ability to anticipate and offer products and services that appeal to the changing needs and preferences of our customers in the various markets we serve. Developing new products and service offerings requires high levels of innovation, and the development process is often lengthy and costly. If we are not able to anticipate, identify, develop, and market products that respond to changes in customer preferences and emerging technological and broader industry trends, including the adoption and integration of artificial intelligence, demand for our products could decline.
The success of new and improved products and services depends on their initial and continued acceptance by our customers. Even after introduction, new or enhanced products may not satisfy customer preferences and product failures may cause customers to reject our products. Our businesses are affected, to varying degrees, by technological changes and corresponding shifts in customer demand, which could result in unpredictable product transitions or shortened life cycles. We may experience difficulties or delays in the research, development, production, or marketing of new products and services which may prevent us from recouping or realizing a return on the investments required to bring new products and services to market. Our positions may also be impacted by new entrants into our product or regional markets.
We are exposed to geopolitical, economic and other risks that arise from uncertainty in worldwide and regional economic conditions.
Our global business is sensitive to macroeconomic conditions. Macroeconomic downturns may have an adverse effect on our business, results of operations and financial condition, as well as our distributors, customers and suppliers, and on activity in many of the industries and markets we serve. Among the economic factors that may have such an effect are disruptions in financial markets; adverse changes in the availability and cost of capital; economic downturns; military conflicts; wars; terrorism; pandemics, epidemics and public health emergencies; political changes and trends; tariffs and retaliatory counter measures; monetary policies; interest rates; inflation and deflation; recessions; commodity prices; currency volatility or exchange control; and ability to expatriate earnings.
We cannot predict changes in worldwide or regional macroeconomic conditions, as such conditions are highly volatile and beyond our control. In addition, our responses to mitigate the impact of these conditions, such as potential price increases, could negatively impact our market share or relationships with distributors or customers. Furthermore, if these conditions deteriorate or remain at depressed levels for extended periods, our business, results of operations and financial condition could be materially adversely affected.
Legal and Regulatory Risks
Operating globally subjects us to risks and events beyond our control in countries where we operate.
Operating globally subjects Eaton to various risks, including, but not limited to, economic and political instability, including war or armed conflict, changes in government policies, expropriation, nationalization, and other political, economic, or social developments; complex and continually changing government laws, regulations and policies; increased tariffs, trade barriers, trade agreements, and other restrictions on international trade; trade laws and trade treaties that impact our effective tax rate; supply chain disruptions, including, as a result of natural disasters, transportation disruptions, and geopolitical events; currency fluctuations, which can affect the value of our foreign currency revenues, expenses, and cash flows; inadequate intellectual property protections in foreign jurisdictions that could result in the unauthorized use or infringement of our intellectual property; adverse consumer sentiment for non-local products; and local labor market conditions. The occurrence of one or more of these events has, from time to time, impacted, and may in the future impact, our business in a variety of ways, including reducing demand for our products, increasing costs, limiting our ability to operate in certain jurisdictions, disrupting our ability to deliver products to customers on time and at competitive prices, subjecting us to fines, penalties, and sanctions, harming our competitive position, devaluation of assets, and impacting our financials.

Changes in countries' trade policies globally, including imposition of sanctions or tariffs, may have a material adverse impact on our business and results of operations.
Changes in various countries’ trade policies, including tariffs and duties, can materially increase costs for goods imported into the United States, which can lead to broader cost pressures even for goods that are not imported. If Eaton is unable to take mitigating actions, it could negatively impact product margins and our financial performance. Additionally, potential price increases or other mitigating efforts could negatively impact market share or otherwise increase the risk of customer disputes, giving rise to possible cash flow impacts. Furthermore, globally evolving trade policies may lead to abrupt or unpredictable changes in tariffs, quotas, duties or trade agreements, potential violations or litigation, which may disrupt our supply chain and/or lead to an increase in costs. Such policies could make it more difficult or costly for us to export our products to those countries, therefore negatively impacting our financial performance.
We are subject to risks relating to changes in our tax rates, changes in global tax laws and regulations, or exposure to additional income tax liabilities.
Eaton is subject to income taxes in many jurisdictions around the world. Income tax liabilities are subject to the allocation of income among various tax jurisdictions. Our effective tax rate could be affected materially by changes in the mix among earnings in countries with differing statutory tax rates, changes in the valuation allowance of deferred tax assets, or changes in tax legislation, regulations, and policies. The amount of income taxes paid is subject to ongoing audits and litigation by tax authorities in the countries in which we operate. The ultimate outcome of any such audit and/or litigation cannot be predicted with certainty given the complex nature of tax controversies. Should the ultimate outcome of any such audit and/or litigation result in assessments different from amounts reserved, final resolution may have a material adverse impact on the Company’s consolidated financial statements.
As a provider of products to the U.S. government, we are subject to certain rules, regulations, audits and investigations and enhanced compliance risks.
Doing business with the U.S. government subjects us to risks such as dependence on the level of government spending and compliance with and changes in governmental acquisition regulations and other requirements. Contracts relating to the sale of products to the U.S. government parties may impose terms or provisions that are not typical in commercially negotiated transactions and, in some instances, could impose added costs on our business. We are subject to audits and investigations of our business practices and compliance with government acquisition regulations, and any findings of wrongdoing could result in fines and penalties or termination of contracts or debarment from bidding on contracts, which could negatively impact our results of operations.
We may be unable to adequately protect our intellectual property rights, which could affect our ability to compete.
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
We are subject to litigation and environmental regulations that could adversely impact our businesses.
At any given time, we may be subject to litigation, the disposition of which may have a material adverse effect on our businesses, financial condition or results of operations. Information regarding current legal proceedings is presented in Note 11 and Note 12 of the Notes to the consolidated financial statements.

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
Our cybersecurity risk management framework is integrated into our broader enterprise risk management program, which is designed to identify, assess and mitigate material risks. When cybersecurity risks are identified through the enterprise risk management program or other monitoring activities, they are escalated to relevant business and functional leaders within the Company for appropriate oversight, evaluation, and remediation. In addition, training and tabletop exercises are updated to reflect these risk insights, reinforcing a coordinated and comprehensive approach to managing cybersecurity threats. While cybersecurity threats remain a risk to the Company’s business operations (see discussion in Item 1A. Risk Factors.), our robust risk mitigation strategies have been effective to date. Accordingly, no such threats have materially affected or are reasonably likely to materially affect the company, our business strategy, results of operations or our financial condition.
Governance.
While Eaton's Board of Directors as a whole provides oversight over our enterprise risk management program, the Audit Committee has the specific responsibility of providing oversight for cybersecurity risks. The Company’s Chief Information Officer (CIO) and CISO report quarterly to the Audit Committee on any significant cybersecurity incidents, threats, mitigation strategies and controls. The Audit Committee then updates the full board on significant matters raised and discussed during these sessions. The Audit Committee participates in risk management training related to cybersecurity risk management specifically and the full board is trained annually regarding incident response and risk management.
The Audit Committee delegates day-to-day management of cybersecurity risks to the Company’s senior management, which includes our CISO, who reports to the CIO. Our CISO leads a team of dedicated professionals that are responsible for a wide range of risk assessment and management and leads at least ten specialized teams of internal and external experts focusing on distinct categories of threats. Our CISO has over 30 years of cybersecurity, information security and global IT experience, including security strategy, governance, incident response, operational technology cybersecurity, and NIST‑aligned program development. He is a certified information systems security professional, and previously held the CISO position at multinational public companies. Our CIO leads the Company’s global information technology strategy and execution, including cybersecurity, infrastructure, operations and process improvement, and reports to the Chief Executive Officer. With an engineering background, she has extensive experience managing digital transformation, operational excellence, and enterprise IT teams, including from her prior IT leadership positions at other large public companies. Our CIO and CISO are informed about cyber incidents through regular reports from their teams. They monitor the prevention, detection, mitigation and remediation of cyber incidents through reviewing and discussing effectiveness of the information security policies and standards with their teams, as well as participating in cybersecurity training and tabletop exercises, which simulate security incidents and response.

Item 2. Properties.
Eaton's principal executive offices are located at Eaton House, 30 Pembroke Road, Dublin 4, Ireland D04 Y0C2. The Company maintains manufacturing facilities at approximately 201 locations in 36 countries. The Company is a lessee under a number of operating and finance leases for certain real properties and equipment, none of which is individually material to its operations. Management believes that the existing manufacturing facilities are adequate for its operations and that the facilities are maintained in good condition.
Item 3. Legal Proceedings.
Information regarding the Company's legal proceedings is presented in Note 11 and Note 12 of the Notes to the consolidated financial statements.
Item 4. Mine Safety Disclosures.
Not applicable.
Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company's ordinary shares are listed for trading on the New York Stock Exchange under the symbol ETN. At December 31, 2025, there were 8,691 holders of record of the Company's ordinary shares. Additionally, 13,766 current and former employees were shareholders through participation in the Eaton Savings Plan, the Eaton Personal Investment Plan, and The Eaton Puerto Rico Retirement Savings Plan.
Information regarding equity-based compensation plans required by Regulation S-K Item 201(d) is provided in Item 12 of this Form 10-K Report.
Irish Taxes Applicable to Dividends
Irish income tax may arise with respect to dividends paid on Eaton shares. Eaton may be required to deduct Irish dividend withholding tax (“IDWT”, currently at a rate of 25%) from dividends paid to shareholders who are not tax residents of Ireland even though they are not subject to this tax. To claim exemption from IDWT, shareholders, who are resident in a location which has concluded a double tax treaty with Ireland, can complete certain Irish dividend withholding tax exemption forms or hold their shares in an account through the Depository Trust Company and have on file with their broker or qualifying agent a valid U.S. address on the record date of the dividend.
Eaton shareholders who receive their dividends subject to Irish dividend withholding tax will generally have no further liability for Irish income tax on the dividends unless they are otherwise subject to Irish income tax.
Issuer’s Purchases of Equity Securities
During the fourth quarter of 2025, 0.5 million ordinary shares were repurchased in the open market at a total cost of $193 million. These shares were repurchased under the programs approved by the Board of Directors on February 27, 2025 (the 2025 Program). A summary of the shares repurchased in the fourth quarter of 2025 is as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)(1)
October 1 to October 31	—	$—	—	$7,790
November 1 to November 30	511,847	$377.47	511,847	$7,597
December 1 to December 31	—	$—	—	$7,597
Total	511,847	$—	511,847
(1) On February 27, 2025, the Board of Directors of Eaton approved an ordinary share repurchase program under which the Company may purchase its ordinary shares in an aggregate amount up to $9.0 billion during the three-year period commencing on that date. As of December 31, 2025, approximately $7.6 billion remained available for purchase under this authorization.

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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in Eaton's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Eaton's reports filed under the Exchange Act is accumulated and communicated to management, including Eaton's Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.
Pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act, an evaluation was performed under the supervision and with the participation of Eaton's management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that Eaton's disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2025.
Internal Control over Financial Reporting
Pursuant to Section 404 of the Sarbanes Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, Eaton has included a report of management's assessment of the effectiveness of internal control over financial reporting, which is included in Item 15 of this Form 10-K.
“Report of Independent Registered Public Accounting Firm” relating to internal control over financial reporting as of December 31, 2025 is included in Item 15 of this Form 10-K.
During the fourth quarter of 2025, there was no change in Eaton's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting. Management is currently evaluating the impact of businesses acquired in the past twelve months on Eaton's internal control over financial reporting.
Item 9B. Other Information.
During the three months ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.
Information required with respect to the directors of the Company is set forth under the caption "Proposal 1: Electing the 11 Director Nominees" in the Proxy Statement, and is incorporated herein by reference. Information required with respect to the executive officers of the Company is set forth in Part I, Item 1 of this Form 10-K under the caption "Information about our Executive Officers."
The Company has adopted a Code of Ethics, which applies to the directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller) and employees worldwide. This document is available on the Company's website at https://www.eaton.com/us/en-us/company/ethics-compliance/policies/code-of-ethics.html. Eaton will post any amendments to, or waivers of, a provision of its Code of Ethics that apply to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on the Company’s website at https://www.eaton.com/us/en-us/company/ethics-compliance/policies/code-of-ethics.html.
To the extent disclosure of any delinquent form under Section 16(a) of the Exchange Act is made by the Company, such disclosure will be set forth in the Proxy Statement under the caption "Delinquent Section 16(a) Reports" and is incorporated herein by reference.
Information related to the Company's insider trading policies and procedures is set forth under the caption "Insider Trading Policy" in the Proxy Statement, and is incorporated herein by reference.
There were no changes during the fourth quarter 2025 to the procedures by which security holders may recommend nominees to the Company's Board of Directors.
Information related to the Audit Committee and its members is set forth under the caption "Board Committees" in the Proxy Statement, and is incorporated herein by reference.
Item 11. Executive Compensation.
Information required with respect to executive compensation is set forth under the captions "Compensation Discussion and Analysis," "Compensation Tables," "2025 CEO Pay Ratio," "2025 Director Compensation" in the Proxy Statement, and is incorporated herein by reference (other than the Compensation and Organization Committee Report, which will be deemed furnished).
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required with respect to securities authorized for issuance under equity-based compensation plans is set forth under the caption "Other Information - Equity Compensation Plans" in the Proxy Statement, and is incorporated herein by reference.
Information required with respect to security ownership of certain beneficial owners is set forth under the caption "Share Ownership Tables" in the Proxy Statement, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required with respect to certain relationships and related transactions is set forth under the caption "Related Person Transactions" in the Proxy Statement, and is incorporated herein by reference.
Information required with respect to director independence is set forth under the caption "Director Independence" in the Proxy Statement, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
Information required with respect to principal accountant fees and services is set forth under the caption "Fees Paid to Independent Auditor" and "Auditor Committee Pre-Approval Policy" in the Proxy Statement, and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules.
(a)    (1) The reports of the independent registered public accounting firm, consolidated financial statements and notes to consolidated financial statements are included in Item 8 above:
Reports of Ernst & Young LLP Independent Registered Public Accounting Firm (PCAOB ID: 42)
Consolidated Statements of Income - Years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Comprehensive Income - Years ended December 31, 2025, 2024 and 2023
Consolidated Balance Sheets - December 31, 2025 and 2024
Consolidated Statements of Cash Flows - Years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Shareholders' Equity - Years ended December 31, 2025, 2024 and 2023
Notes to consolidated financial statements
(2) All other schedules for which provision is made in Regulation S-X of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.
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

4.14	Pursuant to Regulation S-K Item 601(b)(4), Eaton agrees to furnish to the SEC, upon request, a copy of the instruments defining the rights of holders of its long-term debt other than those set forth in Exhibits (4.2 - 4.13) hereto

10	Material contracts

(a)
Five-Year Revolving Credit Agreement, dated as of September 29, 2025, among Eaton Corporation, the Other Borrowers and Guarantors from time to time party thereto, the Banks from time to time party thereto, Citibank, N.A., as Administrative Agent, Citibank, N.A., JPMorgan Chase Bank, N.A., and BofA Securities, Inc., as Joint Lead Arrangers and Joint Bookrunners, JPMorgan Chase Bank, N.A., as Syndication Agent, and Bank of America, N.A. as Documentation Agent - Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 29, 2025

(b)
Commitment Increase Agreement, dated as of February 6, 2026, among Eaton Corporation, the Other Borrowers and Guarantors from time to time party thereto, the Banks from time to time party thereto, and Citibank, N.A., as Administrative Agent - Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 6, 2026

(c)
Term Credit Agreement, dated as of February 6, 2026, Eaton Corporation, the Other Borrowers and Guarantors from time to time party thereto, the Banks from time to time party thereto, Citibank, N.A., and Morgan Stanley Senior Funding, Inc. as Joint Lead Arrangers and Joint Bookrunners - Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 6, 2026

+	(d)	Deferred Incentive Compensation Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

+	(e)	First Amendment to Deferred Incentive Compensation Plan II (2008 restatement) - Incorporated by reference to the Form S-8 filed November 30, 2012

+	(f)	Second Amendment to Deferred Incentive Compensation Plan II (2008 restatement) - Filed in conjunction with this Form 10-K Report *

+	(g)	Eaton Supplemental Retirement Plan - Filed in conjunction with this Form 10-K Report *

+	(h)	First Amendment to Eaton Supplemental Retirement Plan - Filed in conjunction with this Form 10-K Report *

+	(i)	Second Amendment to Eaton Supplemental Retirement Plan - Filed in conjunction with this Form 10-K Report *

+	(j)	Third Amendment to Eaton Supplemental Retirement Plan - Filed in conjunction with this Form 10-K Report *
+	(k)	Limited Eaton Service Supplemental Retirement Income Plan II - Filed in conjunction with this Form 10-K Report *

+	(l)	Eaton Corporation Supplemental Benefits Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

+	(m)	First Amendment to Eaton Corporation Supplemental Benefits Plan II (2008 restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

+	(n)	Second Amendment to Eaton Corporation Supplemental Benefits Plan II (2008 Restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

+	(o)	Eaton Corporation Supplemental Benefits Plan II (2008 Restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2007

+	(p)	First Amendment to Eaton Corporation Supplemental Benefits Plan II (2008 Restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

+	(q)	Second Amendment to Eaton Corporation Supplemental Benefits Plan II (2008 Restatement) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2016

+	(r)	Amended and Restated 2008 Stock Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

+	(s)	Second Amended and Restated 2009 Stock Plan - Incorporated by reference to Form S-8 filed November 30, 2012

+	(t)	Form of Restricted Share Agreement (Non-Employee Directors) - Incorporated by reference to the Form 8-K Report filed February 1, 2010

+	(u)	Amended and Restated 2012 Stock Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

+	(v)	Amendment to Amended and Restated 2012 Stock Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

+	(w)	Form of Directors' Restricted Share Unit Agreement - Incorporated by reference to the Form 10-K report for the year ended December 31, 2012

+	(x)	First Amendment to 2005 Non-Employee Director Fee Deferral Plan - Incorporated by reference to the Form S-8 filed November 30, 2012

+	(y)	2013 Non-Employee Director Fee Deferral Plan - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

+	(z)	2015 Stock Plan - Incorporated by reference to the Form S-8 filed on October 30, 2015

+	(aa)	Form of Restricted Share Unit Agreement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2015

+	(bb)	Form of Restricted Share Award Agreement - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2015

+	(cc)	Form of Stock Option Agreement for Executives - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2015

+	(dd)	2020 Stock Plan - Incorporated by reference to the Form S-8 filed on November 3, 2020

+	(ee)	Form of Restricted Share Unit Agreement - Filed in conjunction with this Form 10-K Report *

+	(ff)	Form of Stock Option Agreement - Filed in conjunction with this Form 10-K Report *

+	(gg)	Form of Performance Share Unit Grant Agreement - Filed in conjunction with this Form 10-K Report *

+	(hh)	Forms of Change of Control Agreement - Filed in conjunction with this Form 10-K Report *

+	(ii)	Form of Indemnification Agreement entered into with directors - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

+	(jj)	Form of Indemnification Agreement II entered into with directors - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2012

+	(kk)	Form of Indemnification Agreement entered into with officers of Eaton Corporation - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2015

+	(ll)
Amended and Restated Grantor Trust Agreement for Non-Employee Directors’ Deferred Fees Plans (effective January 1, 2010) - Incorporated by reference to the Form 10-K Report for the year ended December 31, 2010

+	(mm)	Executive Incentive Compensation Plan (effective January 1, 2024) - Filed in conjunction with this Form 10-K Report *

(nn)
Letter Agreement, dated July 18, 2025, between Eaton Corporation and Ernest Marshall - Incorporated by reference to Exhibit 10.2 to the Quarterly Report Form 10-Q for the quarterly period ended September 30, 2025

	(oo)	Letter Agreement, dated December 3, 2025, between Eaton Corporation and Olivier Leonetti - Filed in conjunction with this Form 10-K Report *

19		Insider Trading Policy - Filed in conjunction with this Form 10-K Report *

21		Subsidiaries of Eaton Corporation plc - Filed in conjunction with this Form 10-K Report *

22		Table of Senior Notes, Issuer and Guarantors - Incorporated by reference to the Form 10-Q Report filed on August 5, 2025

23	Consent of Independent Registered Public Accounting Firm - Filed in conjunction with this Form 10-K Report *

24	Power of Attorney - Filed in conjunction with this Form 10-K Report *

31.1	Certification of Principal Executive Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302) - Filed in conjunction with this Form 10-K Report *

31.2	Certification of Principal Financial Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 302) - Filed in conjunction with this Form 10-K Report *

32.1	Certification of Principal Executive Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906) - Furnished in conjunction with this Form 10-K Report *

32.2	Certification of Principal Financial Officer (Pursuant to the Sarbanes-Oxley Act of 2002, Section 906) - Furnished in conjunction with this Form 10-K Report *

+97	Recoupment policy of Eaton Corporation plc - Incorporated by reference to the Form 10-K filed for the year ended December 31, 2023

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Submitted electronically herewith.
+	Denotes management contracts or contemporary plans or arrangements required to be filed as Exhibits to this Form 10-K.

Certain schedules exhibits, and appendices have been omitted in accordance with to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish copies of any omitted schedule, exhibit, or appendix to the Securities and Exchange Commission upon request.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023 (iii) Consolidated Balance Sheets at December 31, 2025 and 2024, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023, (v) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2025, 2024 and 2023 and (vi) Notes to consolidated financial statements for the year ended December 31, 2025.
Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON CORPORATION plc
Registrant

Date:	February 26, 2026	By:	/s/ Olivier Leonetti
Olivier Leonetti
(On behalf of the registrant and as Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
Date: February 26, 2026

Signature	Title

/s/ Paulo Ruiz		/s/ Olivier Leonetti
Paulo Ruiz	Principal Executive Officer; Director	Olivier Leonetti	Principal Financial Officer

/s/ Adam Wadecki		*
Adam Wadecki	Principal Accounting Officer	Gerald Johnson	Director

*		*
Silvio Napoli	Director	Gregory R. Page	Chairman; Director

*		*
Sandra Pianalto	Director	Robert V. Pragada	Director

*		*
Lori J. Ryerkerk	Director	Andre Schulten	Director

*		*
Gerald B. Smith	Director	Karenann Terrell	Director

*		*
Dorothy C. Thompson	Director	Darryl L. Wilson	Director

*By	/s/ Olivier Leonetti
Olivier Leonetti, Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Eaton Corporation plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eaton Corporation plc (“the Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

Unrecognized Income Tax Benefits
Description of the Matter

As discussed in Note 12 to the consolidated financial statements, the Company had gross unrecognized income tax benefits of $1,300 million related to its uncertain tax positions at December 31, 2025. Unrecognized income tax benefits are recorded under the two-step recognition and measurement principles when a tax position does not meet the more likely than not standard, or if a tax position meets the more likely than not standard, but the financial statement tax benefit is reduced as part of the measurement step.

The balance of unrecognized income tax benefits is comprised of uncertain tax positions which meet the more likely than not standard, but the financial statement tax benefit has been reduced as part of measuring the tax position.

Auditing management’s analysis of certain of its uncertain tax positions and resulting unrecognized income tax benefits is complex as each tax position carries unique facts and circumstances that must be evaluated and ultimate resolution is dependent on uncontrollable factors such as the timing of finalizing resolutions of audit disputes through reaching settlement agreements or concluding litigation, or changes in law, and other factors.

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

We also evaluated the Company’s assessment of its uncertain tax positions. Our audit procedures included, among others, evaluating management’s accounting policies and documentation to assess the appropriateness and consistency of the methods and assumptions used to develop certain of its uncertain tax positions and related unrecognized income tax benefit amounts. We also tested the completeness and accuracy of the underlying data used by the Company for certain uncertain tax positions. For example, we compared the unrecognized income tax benefits recorded with similar positions in prior periods and assessed management’s consideration of current tax controversy and litigation, including current year developments with respect to the Company's ongoing litigation and examinations with respect to certain open tax years in the United States. We also assessed the historical accuracy of management’s estimates of its unrecognized income tax benefits with the resolution of those positions. In addition, for certain uncertain tax positions we involved tax subject matter professionals to evaluate the application of relevant tax laws, regulations, case law, and Company-specific controversy developments in the Company’s recognition determination. We have also evaluated the Company’s income tax disclosures in relation to these matters.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1923.

Cleveland, Ohio
February 26, 2026

MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

We have prepared the accompanying consolidated financial statements and related information of Eaton Corporation plc ("Eaton") included herein for the three years ended December 31, 2025. The primary responsibility for the integrity of the financial information included in this annual report rests with management. The financial information included in this annual report has been prepared in accordance with accounting principles generally accepted in the United States based on our best estimates and judgments and giving due consideration to materiality. The opinion of Ernst & Young LLP, Eaton's independent registered public accounting firm, on those consolidated financial statements is included herein.
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

/s/ Paulo Ruiz	/s/ Olivier Leonetti	/s/ Adam Wadecki
Principal Executive Officer	Principal Financial Officer	Principal Accounting Officer

February 26, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Eaton Corporation plc
Opinion on Internal Control Over Financial Reporting
We have audited Eaton Corporation plc’s (“the Company”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the entities that were acquired during 2025 (as described in Note 2), which are included in the 2025 consolidated financial statements of the Company and constituted approximately 3.7% of total assets (inclusive of acquired intangible assets) as of December 31, 2025 and approximately 1.7% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the entities that were acquired during 2025.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 26, 2026 expressed an unqualified opinion thereon.
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
February 26, 2026

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Eaton Corporation plc ("Eaton") is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act rules 13a-15(f)).
Under the supervision and with the participation of Eaton's management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2025. Our evaluation of internal control over financial reporting did not include the internal controls of the entities that were acquired during 2025 (as described in Note 2), which are included in the 2025 consolidated financial statements and constituted approximately 3.7% of total assets (inclusive of acquired intangible assets) as of December 31, 2025 and approximately 1.7% of net sales for the year then ended. In conducting this evaluation, we used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework). Based on this evaluation under the framework referred to above, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2025.
The independent registered public accounting firm Ernst & Young LLP has issued an audit report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2025. This report is included herein.

/s/ Paulo Ruiz	/s/ Olivier Leonetti	/s/ Adam Wadecki
Principal Executive Officer	Principal Financial Officer	Principal Accounting Officer

February 26, 2026

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31
(In millions except for per share data)	2025	2024	2023
Net sales	$27,448	$24,878	$23,196

Cost of products sold	17,131	15,375	14,762
Selling and administrative expense	4,311	4,077	3,795
Research and development expense	797	794	754
Interest expense - net	241	130	151
Other expense (income) - net	37	(64)	(93)
Income before income taxes	4,932	4,566	3,827
Income tax expense	841	768	604
Net income	4,090	3,798	3,223
Less net income for noncontrolling interests	(3)	(4)	(5)
Net income attributable to Eaton ordinary shareholders	$4,087	$3,794	$3,218

Net income per share attributable to Eaton ordinary shareholders
Diluted	$10.45	$9.50	$8.02
Basic	10.48	9.54	8.06

Weighted-average number of ordinary shares outstanding
Diluted	391.2	399.4	401.1
Basic	389.9	397.6	399.1

Cash dividends declared per ordinary share	$4.16	$3.76	$3.44
The accompanying notes are an integral part of these consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31
(In millions)	2025	2024	2023
Net income	$4,090	$3,798	$3,223
Less net income for noncontrolling interests	(3)	(4)	(5)
Net income attributable to Eaton ordinary shareholders	4,087	3,794	3,218

Other comprehensive income (loss), net of tax
Currency translation and related hedging instruments	240	(370)	235
Pensions and other postretirement benefits	(18)	(49)	(185)
Cash flow hedges	1	(17)	(11)
Other comprehensive income (loss) attributable to Eaton ordinary shareholders	223	(436)	39

Total comprehensive income attributable to Eaton ordinary shareholders	$4,310	$3,358	$3,257
The accompanying notes are an integral part of these consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED BALANCE SHEETS

	December 31
(In millions)	2025	2024
Assets
Current assets
Cash	$622	$555
Short-term investments	181	1,525
Accounts receivable - net	5,387	4,619
Inventory	4,721	4,227
Prepaid expenses and other current assets	1,444	874
Total current assets	12,355	11,801
Property, plant and equipment
Land and buildings	2,361	2,239
Machinery and equipment	7,667	6,823
Gross property, plant and equipment	10,028	9,062
Accumulated depreciation	(5,712)	(5,333)
Net property, plant and equipment	4,316	3,729
Other noncurrent assets
Goodwill	15,769	14,713
Other intangible assets	5,054	4,658
Operating lease assets	768	806
Deferred income taxes	707	609
Other assets	2,281	2,066
Total assets	$41,251	$38,381

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$1	$—
Current portion of long-term debt	1,136	674
Accounts payable	4,168	3,678
Accrued compensation	644	670
Other current liabilities	3,421	2,835
Total current liabilities	9,370	7,857
Noncurrent liabilities
Long-term debt	8,758	8,478
Pension liabilities	702	741
Other postretirement benefits liabilities	161	164
Operating lease liabilities	637	669
Deferred income taxes	265	275
Other noncurrent liabilities	1,889	1,667
Total noncurrent liabilities	12,412	11,994
Shareholders’ equity
Ordinary shares (387.9 million outstanding in 2025 and 392.9 million in 2024)	4	4
Capital in excess of par value	12,837	12,731
Retained earnings	10,702	10,096
Accumulated other comprehensive loss	(4,118)	(4,342)
Shares held in trust	—	(1)
Total Eaton shareholders’ equity	19,425	18,488
Noncontrolling interests	44	43
Total equity	19,469	18,531
Total liabilities and equity	$41,251	$38,381
The accompanying notes are an integral part of these consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31
(In millions)	2025	2024	2023
Operating activities
Net income	$4,090	$3,798	$3,223
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	1,006	921	926
Deferred income taxes	45	(154)	(182)
Pension and other postretirement benefits expense	43	24	15
Contributions to pension plans	(124)	(110)	(113)
Contributions to other postretirement benefits plans	(16)	(18)	(20)
Changes in working capital
Accounts receivable - net	(420)	(215)	(341)
Inventory	(256)	(566)	(282)
Unbilled receivables	(357)	(52)	(54)
Accounts payable	332	399	256
Accrued compensation	(50)	21	197
Accrued income and other taxes	(116)	142	61
Deferred revenue liabilities	202	2	119
Other current assets	(198)	(27)	(58)
Other current liabilities	145	77	(47)
Other - net	146	85	(76)
Net cash provided by operating activities	4,472	4,327	3,624

Investing activities
Capital expenditures for property, plant and equipment	(919)	(808)	(757)
Cash paid for acquisition of businesses, net of cash acquired	(1,490)	(50)	—
Proceeds from sales of property, plant and equipment	80	85	76
Investments in associate companies	(16)	(70)	(68)
Return of investment from associate companies	—	33	9
Sales (purchases) of short-term investments - net	1,339	575	(1,861)
Proceeds from (payments for) settlement of currency exchange contracts not designated as hedges - net	3	(3)	92
Other - net	(98)	(32)	(65)
Net cash used in investing activities	(1,101)	(271)	(2,575)

Financing activities
Proceeds from borrowings	1,058	1,084	818
Payments on borrowings	(717)	(1,015)	(19)
Short-term debt, net	1	(8)	(311)
Cash dividends paid	(1,626)	(1,500)	(1,379)
Exercise of employee stock options	39	69	78
Repurchase of shares	(1,862)	(2,492)	—
Employee taxes paid from shares withheld	(52)	(70)	(49)
Other - net	(14)	(4)	(9)
Net cash used in financing activities	(3,173)	(3,936)	(871)

Effect of currency on cash	(131)	(52)	16
Total increase in cash	67	67	194
Cash at the beginning of the period	555	488	294
Cash at the end of the period	$622	$555	$488
The accompanying notes are an integral part of these consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at January 1, 2023	397.8	$4	$12,512	$8,468	$(3,946)	$(1)	$17,038	$38	$17,075
Net income	—	—	—	3,218	—	—	3,218	5	3,223
Other comprehensive income, net of tax					39		39		39
Cash dividends paid	—	—	—	(1,379)	—	—	(1,379)	(9)	(1,388)
Issuance of shares under equity-based compensation plans	1.5	—	122	(2)	—	—	120	—	120
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—		—	—	—	—	(1)	(1)
Balance at December 31, 2023	399.4	4	12,634	10,305	(3,906)	(1)	19,036	33	19,069
Net income	—	—	—	3,794	—	—	3,794	4	3,798
Other comprehensive loss, net of tax					(436)		(436)		(436)
Cash dividends paid	—	—	—	(1,500)	—	—	(1,500)	(2)	(1,502)
Issuance of shares under equity-based compensation plans	1.3	—	96	(2)	—	—	94	—	94
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	8	8
Repurchase of shares	(7.8)	—	—	(2,500)	—	—	(2,500)	—	(2,500)
Balance at December 31, 2024	392.9	4	12,731	10,096	(4,342)	(1)	18,488	43	18,531
Net income	—	—	—	4,087	—	—	4,087	3	4,090
Other comprehensive income, net of tax					223		223		223
Cash dividends paid	—	—	—	(1,626)	—	—	(1,626)	(2)	(1,628)
Issuance of shares under equity-based compensation plans	0.7	—	107	(1)	—	—	106	—	106
Repurchase of shares	(5.7)	—	—	(1,854)	—	—	(1,854)	—	(1,854)
Balance at December 31, 2025	387.9	$4	$12,837	$10,702	$(4,118)	$—	$19,425	$44	$19,469
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
Note 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General Information and Basis of Presentation
Eaton Corporation plc (Eaton or the Company) is an intelligent power management company dedicated to protecting the environment and improving the quality of life for people everywhere. We make products for the data center, utility, industrial, commercial, machine building, residential, aerospace and mobility markets. We are guided by our commitment to operate sustainably and with the highest ethical standards. Our work is helping to solve the world’s most urgent power management challenges and building a more sustainable society for people today and for future generations.
Founded in 1911, Eaton has continuously evolved to meet the changing and expanding needs of our stakeholders. With revenues of $27.4 billion in 2025, the Company serves customers in 180 countries.
The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Preparation of the consolidated financial statements requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and notes. Actual results could differ from these estimates. Management has evaluated subsequent events through the date the consolidated financial statements were filed with the Securities and Exchange Commission.
The consolidated financial statements include the accounts of Eaton and all subsidiaries and other entities it controls. Intercompany transactions and balances have been eliminated. The equity method of accounting is used for investments in associate companies where the Company has significant influence and generally a 20% to 50% ownership interest. Equity investments are evaluated for impairment whenever events or circumstances indicate the book value of the investment exceeds fair value. An impairment would exist if there is an other-than-temporary decline in value. Investments in associate companies included in Other assets on the Consolidated Balance Sheets were $903 million and $872 million as of December 31, 2025 and 2024, respectively. Income from these investments was $8 million, $12 million, and $20 million for 2025, 2024 and 2023, respectively, and reported in Other expense (income) - net on the Consolidated Statements of Income. Eaton does not have off-balance sheet arrangements with unconsolidated entities.
Eaton's reporting currency is United States Dollars (USD). The functional currency for most subsidiaries is their local currency. Financial statements for these subsidiaries are translated at exchange rates in effect at the balance sheet date as to assets and liabilities and weighted-average exchange rates as to revenues and expenses. The resulting translation adjustments are recognized in Accumulated other comprehensive loss. Monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary are remeasured to the functional currency at the exchange rate in effect at the balance sheet date. For subsidiaries operating in highly inflationary economies, non-monetary assets and liabilities such as inventory and property, plant and equipment and their related expenses are remeasured at historical exchange rates, while monetary assets and liabilities are remeasured at exchange rates in effect at the balance sheet date. Remeasurement adjustments for these subsidiaries are recognized in income. Gains from the remeasurement of foreign currency were $13 million, $15 million, and $27 million for 2025, 2024 and 2023, respectively, net of the impact of currency exchange contracts.
During the first quarter of 2026, Eaton re-segmented certain reportable operating segments due to a reorganization of the Company's businesses. The new reportable segment is Mobility, which consists of the legacy Vehicle and eMobility segments. Financial information for this new reportable segment has not been provided as the re-segmentation occurred subsequent to the year ended December 31, 2025. The Company expects to provide financial information for this new reportable segment in the Quarterly Report on Form 10-Q for the period ended March 31, 2026.
Certain prior year amounts have been reclassified to conform to the current year presentation.

Adoption of New Accounting Standards
Eaton adopted Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), in the fourth quarter of 2025 on a prospective basis. This accounting standard requires disaggregated income tax disclosures on an annual basis, including information on the Company’s effective income tax rate reconciliation and income taxes paid. The adoption of the standard did not have a material impact on the consolidated financial statements.
Eaton adopted Accounting Standards Update 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05), in the fourth quarter of 2025 on a prospective basis. This accounting standard provides a practical expedient allowing entities to assume that current conditions as of the balance sheet date remain unchanged over the remaining life of the asset when estimating expected credit losses. The adoption did not have a material impact on the consolidated financial statements and related disclosures.
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
The annual goodwill impairment test was performed using a qualitative analysis in 2025, except for the eMobility reporting unit which used a quantitative analysis in 2025. The annual goodwill impairment test was performed using a quantitative analysis in 2024, except for the Vehicle and eMobility reporting units which used a qualitative analysis in 2024. A qualitative analysis is performed by assessing certain trends and factors, including projected market outlook and growth rates, forecasted and actual sales and operating profit margins, discount rates, industry data, and other relevant qualitative factors. These trends and factors are compared to, and based on, the assumptions used in the most recent quantitative analysis performed for each reporting unit. The results of the qualitative analyses did not indicate a need to perform quantitative analysis.
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
Based on these analyses performed in 2025 and 2024, the fair value of Eaton's reporting units continue to substantially exceed their respective carrying amounts and thus, no impairment exists.
Indefinite life intangible assets consist of certain trademarks. They are evaluated annually for impairment as of July 1 using either a quantitative or qualitative analysis to determine whether their fair values exceed their respective carrying amounts. Indefinite life intangible asset impairment testing for 2025 and 2024 was performed using a quantitative analysis. The Company determines the fair value of these assets using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows, and profitability. Additionally, indefinite life intangible assets are evaluated for impairment whenever an event occurs or circumstances change that would indicate that it is more likely than not that the asset is impaired. For 2025 and 2024, the fair value of indefinite lived intangible assets exceeded the respective carrying value.
For additional information about goodwill and other intangible assets, see Note 6.

Leases
The Company determines if an arrangement is a lease at inception. Operating lease assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. Lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. As most leases do not provide an implicit interest rate, Eaton typically uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The length of a lease term includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options. The Company made an accounting policy election to not recognize lease assets or liabilities for leases with a term of 12 months or less. Additionally, when accounting for leases, the Company combines payments for leased assets, related services and other components of a lease.
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
Net actuarial gains or losses are amortized to expense on a plan-by-plan basis when they exceed the accounting corridor. The Company’s corridors are set at either 8% or 10%, depending on the plan, of the greater of the plan assets or benefit obligations. Gains or losses outside of the corridor are subject to amortization over an average employee future service period that differs by plan. If most or all of the plan’s participants are no longer actively accruing benefits, the average life expectancy is used. The amortization periods on a weighted average basis for United States and Non-United States pension plans are approximately 21 years and 10 years, respectively. The amortization period for other postretirement benefits plans is 9 years.
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

Income Taxes
Deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax basis of the respective assets and liabilities, using enacted tax rates in effect for the year when the differences are expected to reverse. Deferred income tax assets are recognized for income tax loss carryforwards and income tax credit carryforwards. Judgment is required in determining and evaluating income tax provisions and valuation allowances for deferred income tax assets. Eaton recognizes an income tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. Eaton evaluates and adjusts the amount of unrecognized income tax benefits based on changes in facts and circumstances. Eaton recognizes interest and penalties related to unrecognized income tax benefits in the provision for income tax expense. Eaton's policy is to recognize income tax effects from accumulated other comprehensive income when individual units of account are sold, terminated, or extinguished. For additional information about income taxes, see Note 12.
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

Currency exchange contracts not designated as hedges are primarily contracts entered into to manage currency volatility or exposure on intercompany receivables, payables and loans. While Eaton does not elect hedge accounting treatment for these derivatives, Eaton targets managing 95% to 100% of the intercompany balance sheet exposure to minimize the effect of currency volatility related to the movement of goods and services in the normal course of its operations. This activity represents the great majority of these currency exchange contracts. The cash flows resulting from the settlement of these derivatives have been classified in investing activities in the Consolidated Statements of Cash Flows.
Recently Issued Accounting Pronouncements
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
In December 2025, the FASB issued Accounting Standards Update 2025-10, Government Grants (Topic 832) – Accounting for Government Grants Received by Business Entities (ASU 2025-10). This accounting standard requires a government grant to be recognized when (1) it is probable the conditions of the grant will be met and (2) the grant will be received. ASU 2025-10 is effective for annual reporting periods, including interim reporting periods within those annual periods, beginning after December 15, 2028, with early adoption permitted and may be applied using a modified prospective approach, modified retrospective approach, or a retrospective approach. The Company is evaluating the impact of ASU 2025-10 to the consolidated financial statements and related disclosures.

Note 2.    ACQUISITIONS AND DIVESTITURE OF BUSINESSES
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
Acquisition of Fibrebond Corporation
On April 1, 2025, Eaton acquired Fibrebond Corporation (Fibrebond) for $1.43 billion, net of cash acquired. Fibrebond is a U.S. based designer and builder of pre-integrated modular power enclosures for data center, industrial, utility and communications customers. Fibrebond had sales of approximately $378 million for the twelve months ended February 28, 2025, and is reported within the Electrical Americas business segment.
The acquisition of Fibrebond has been accounted for using the acquisition method of accounting which requires the assets acquired and liabilities assumed be recognized at their respective fair values on the acquisition date. The table below summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed on the acquisition date, as well as measurement period adjustments recorded as of December 31, 2025. The Company is finalizing its review of the preliminary estimates, primarily related to third-party valuations for Other intangible assets and Property, plant and equipment, which may result in additional adjustments to these estimates. The current measurement period adjustments did not have a material impact to the Consolidated Statements of Income.

(In millions)	Preliminary Allocation	Measurement Period Adjustments	Adjusted Preliminary Allocation
Accounts receivable	$50	$(5)	$45
Inventory	96	5	101
Prepaid expenses and other current assets	72	(5)	67
Property, plant and equipment	104	13	117
Other intangible assets	709	6	715
Other assets	3	—	3
Accounts payable	(48)	—	(48)
Other current liabilities	(106)	26	(80)
Other noncurrent liabilities	(2)	(23)	(25)
Total identifiable net assets	$878	$17	$895
Goodwill	572	(32)	540
Total consideration, net of cash received	$1,450	$(15)	$1,435

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the anticipated synergies of acquiring Fibrebond. Goodwill recognized as a result of the acquisition is deductible for tax purposes. The adjusted preliminary estimated fair value of the customer relationships, technology, trademarks and backlog intangible assets of $410 million, $171 million, $74 million and $60 million, respectively were determined using either the relief-from-royalty model or the multi-period excess earnings model, which are discounted cash flow models that rely on the Company's estimates. These estimates require judgment of future revenue growth rates, future margins, and the applicable weighted-average cost of capital used to discount those estimated cash flows. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market holders of a business enterprise. The estimated useful lives for the customer relationships, technology, trademarks and backlog intangible assets were 17 years, 9 years, 17 years and 2 years, respectively. See Note 6 for additional information about goodwill and other intangible assets.
As part of the acquisition, Eaton assumed $240 million of employee transaction and retention awards. Awards vest in six equal annual installments starting in the second quarter of 2025, subject to continued employment with Eaton. Forfeited employee awards are paid to former Fibrebond shareholders annually. Eaton recognizes compensation expense for the awards over the requisite service period and any employee forfeitures owed to former Fibrebond shareholders are expensed immediately in Other expense (income) - net. During 2025, compensation expense of $51 million, $16 million and $15 million were included in Costs of products sold, Selling and administrative expense, and Other expense (income) - net, respectively, on the Consolidated Statements of Income.
Eaton's 2025 consolidated financial statements include Fibrebond results of operations, including segment operating profit of $156 million on sales of $474 million, from the date of acquisition through December 31, 2025.
Acquisition of Resilient Power Systems Inc.
On August 6, 2025, Eaton acquired Resilient Power Systems Inc. (Resilient), a leading North American developer and manufacturer of innovative energy solutions, including solid-state transformer-based technology. Resilient was acquired for $86 million, including $55 million of cash paid at closing and an initial estimate of $31 million for the fair value of contingent future consideration based on 2025 through 2028 revenue performance and achievement of technology-based milestones. The fair value of contingent consideration liabilities is estimated by discounting contingent payments expected to be made, and may increase or decrease based on changes in milestone achievements and discount rates, with a maximum possible undiscounted value of $45 million. Resilient is reported within the Electrical Americas business segment.
As part of the acquisition, Eaton assumed employee incentives with a maximum payout of $50 million contingent upon achievement of the same revenue performance and technology-based milestones, as well as continued employment with Eaton. The incentives will be paid over three years, starting in 2026 and concluding in 2028. As of December 31, 2025, the Company expects to pay $38 million of employee incentives based on the estimated probability of the milestones being achieved. Compensation expense will be recognized over the requisite service period. For 2025, compensation expense of $10 million was included in Selling and administrative expense on the Consolidated Statements of Income.
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
Acquisition of Ultra PCS Limited
On January 23, 2026, Eaton acquired Ultra PCS Limited (Ultra PCS) for $1.53 billion, net of cash acquired. Ultra PCS is headquartered in the U.K. with operations in the U.K. and the U.S. Ultra PCS produces electronic controls, sensing, stores ejection and data processing solutions, enabling mission success for global aerospace customers in the air and on the ground. Ultra PCS will be reported within the Aerospace business segment.
The acquisition of Ultra PCS will be accounted for using the acquisition method of accounting. Due to the timing of the closing date, the Company is unable to provide the preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date.

Spin-off of Mobility business
On January 26, 2026, Eaton announced its intention to pursue a spin-off of its Mobility business, which consists of its legacy Vehicle and eMobility operating segments, into an independent, publicly traded company. Eaton expects to complete the anticipated spin-off by the end of the first quarter of 2027, subject to customary legal and regulatory requirements and approvals, including final approval of the Company’s Board of Directors and effectiveness of a Form 10 registration statement filed with the Securities and Exchange Commission. The planned spin-off is expected to be completed in a manner that is tax-free to Eaton ordinary shareholders for U.S. federal income tax purposes.

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
The majority of the Company’s sales agreements contain performance obligations satisfied at a point in time when title and risk and rewards of ownership have transferred to the customer. Sales recognized over time were approximately 7% of Eaton’s consolidated Net sales in 2025 and less than 5% of consolidated Net sales in 2024 and 2023. Sales recognized over time are generally accounted for using an input measure to determine progress completed at the end of the period. Sales for service contracts generally are recognized as the services are provided. For agreements with multiple performance obligations, judgment is required to determine whether performance obligations specified in these agreements are distinct and should be accounted for as separate revenue transactions for recognition purposes. In these types of agreements, we generally allocate sales price to each distinct obligation based on the price of each item sold in separate transactions.
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
Eaton records reductions to sales for returns, and customer and distributor incentives, primarily comprised of rebates, at the time of the initial sale. Rebates are estimated based on sales terms, historical experience, trend analysis, and projected market conditions in the various markets served. The rebate programs offered vary across businesses due to the numerous markets Eaton serves, but the most common incentives relate to amounts paid or credited to customers for achieving defined volume levels. Accrued rebates of $360 million and $361 million as of December 31, 2025 and 2024, respectively, are generally paid annually and are included in Other current liabilities. Returns are estimated at the time of the sale primarily based on historical experience and are recorded gross on the Consolidated Balance Sheets.
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

The following table provides disaggregated sales by lines of businesses, geographic destination, market channel or end market, as applicable, for the Company's operating segments:

(In millions)	2025	2024	2023
Electrical Americas
Products	$3,205	$3,009	$2,949
Systems	10,070	8,426	7,149
Total	$13,276	$11,436	$10,098

Electrical Global
Products	$3,885	$3,493	$3,462
Systems	2,930	2,755	2,622
Total	$6,815	$6,248	$6,084

Aerospace
Original Equipment Manufacturers	$1,640	$1,500	$1,350
Aftermarket	1,553	1,312	1,183
Industrial and Other	1,055	931	878
Total	$4,249	$3,744	$3,413

Vehicle
Commercial	$1,448	$1,707	$1,784
Passenger and Light Duty	1,056	1,083	1,180
Total	$2,505	$2,790	$2,965

eMobility	$604	$662	$636

Total net sales	$27,448	$24,878	$23,196
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (revenue recognized exceeds amount billed to the customer), and deferred revenue (advance payments and billings in excess of revenue recognized). Accounts receivable from customers were $4,682 million and $4,079 million at December 31, 2025 and 2024, respectively. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. These assets and liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Unbilled receivables were $759 million and $330 million at December 31, 2025 and 2024, respectively, and are recorded in Prepaid expenses and other current assets. The increase in unbilled receivables reflects higher revenue recognized and not yet billed from increased business activity in 2025, higher revenue recognized over time in 2025, and unbilled receivables associated with the Fibrebond acquisition.

Changes in the deferred revenue liabilities are as follows:

(In millions)	Deferred Revenue
Balance at January 1, 2024	$626
Customer deposits and billings	2,719
Revenue recognized in the period	(2,712)
Translation	(15)
Balance at December 31, 2024	$618
Customer deposits and billings	4,074
Revenue recognized in the period	(3,854)
Deferred revenue from business acquisition	73
Translation	12
Balance at December 31, 2025	$923
Deferred revenue liabilities of $899 million and $602 million as of December 31, 2025 and 2024, respectively, were included in Other current liabilities on the Consolidated Balance Sheets with the remaining balance presented in Other noncurrent liabilities.
A significant portion of open orders placed with Eaton are by customers of electrical products and electrical system and services, original equipment manufacturers or distributors. These open orders are not considered firm as they have been historically subject to releases by customers. In measuring backlog of unsatisfied or partially satisfied obligations, only the amount of orders to which customers are firmly committed are included. Using this criterion, total backlog at December 31, 2025 was approximately $19.8 billion. At December 31, 2025, approximately 69% of this backlog is targeted for delivery to customers in the next twelve months and the rest thereafter.

Note 4.    CREDIT LOSSES FOR RECEIVABLES
Receivables are exposed to credit risk based on the customers’ ability to pay which is influenced by, among other factors, their financial liquidity position. Eaton’s receivables are generally short-term in nature with a majority outstanding less than 90 days.
Eaton performs ongoing credit evaluation of its customers and maintains sufficient allowances for potential credit losses. The Company evaluates the collectability of its receivables based on the length of time the receivable is past due, and any anticipated future write-off based on historic experience adjusted for current market conditions. The Company's global credit department performs the credit evaluation and monitoring process to estimate and manage credit risk. The process includes an evaluation of credit losses for both the overall segment receivable and specific customer balances. The process also includes review of customer financial information and credit ratings, approval and monitoring of customer credit limits, and an assessment of current market conditions. The Company may also require prepayment from customers to mitigate credit risk. Receivable balances are written off against an allowance for credit losses after a final determination of collectability has been made.
Accounts receivable are net of an allowance for credit losses of $57 million and $55 million at December 31, 2025 and 2024, respectively. The change in the allowance for credit losses includes expense and net write-offs, none of which are significant.

Note 5.    INVENTORY
Inventory is carried at lower of cost or net realizable value using the first-in, first-out (FIFO) method. Cost components include raw materials, purchased components, direct labor, indirect labor, utilities, depreciation, inbound freight charges, purchasing and receiving costs, and inspection costs.
The components of inventory are as follows:

	December 31
(In millions)	2025	2024
Raw materials	$1,726	$1,614
Work-in-process	1,034	1,038
Finished goods	1,961	1,576
Total inventory	$4,721	$4,227

Note 6.    GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill by segment are as follows:

(In millions)	January 1, 2024	Additions	Translation	December 31, 2024	Additions	Translation	December 31, 2025
Electrical Americas	$7,415	$17	$(35)	$7,396	$581	$33	$8,010
Electrical Global	4,038	—	(196)	3,842	—	314	4,156
Aerospace	2,901	—	(45)	2,856	—	121	2,977
Vehicle	289	—	(4)	285	—	5	291
eMobility	334	—	(1)	333	—	2	335
Total	$14,977	$17	$(281)	$14,713	$581	$475	$15,769
The 2025 additions to goodwill relate primarily to the anticipated synergies of acquiring Fibrebond and Resilient. The allocation of the purchase price from these acquisitions are preliminary and will be completed during the measurement period. The 2024 additions to goodwill relate primarily to the anticipated synergies of acquiring Exertherm.
A summary of other intangible assets is as follows:

	December 31
	2025		2024
(In millions)	Historical cost	Accumulated amortization	Historical cost	Accumulated amortization
Intangible assets not subject to amortization
Trademarks	$1,215		$1,200

Intangible assets subject to amortization
Customer relationships	$5,236	$2,934	$4,659	$2,577
Patents and technology	2,225	1,191	1,979	1,056
Trademarks	1,214	787	1,107	693
Other	235	159	169	131
Total intangible assets subject to amortization	$8,911	$5,071	$7,915	$4,456

Amortization expense related to intangible assets subject to amortization in 2025, and estimated amortization expense for each of the next five years, is as follows

(In millions)
2025	$461
2026	469
2027	438
2028	365
2029	328
2030	286

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
The changes in SCF obligations are as follows:

(In millions)	SCF Obligations
Balance at January 1, 2024	$369
Invoices confirmed during the period	1,424
Invoices paid during the period	(1,389)
Translation	(6)
Balance at December 31, 2024	398
Invoices confirmed during the period	1,728
Invoices paid during the period	(1,583)
Balance at December 31, 2025	$543

Note 8.    LEASES
Eaton leases certain manufacturing facilities, warehouses, distribution centers, office space, vehicles, and equipment. Most real estate leases contain renewal options. The exercise of lease renewal options is at the Company's sole discretion. The Company's lease agreements typically do not contain any significant guarantees of asset values at the end of a lease or restrictive covenants, with the exception of the non-cancellable synthetic lease discussed below. Payments within certain lease agreements are adjusted periodically for changes in an index or rate.
The components of lease expense are as follows:

(In millions)	2025	2024	2023
Operating lease cost	$251	$227	$200
Finance lease cost:
Amortization of lease assets	9	12	15
Interest on lease liabilities	1	1	1
Short-term lease cost	23	19	18
Variable lease cost	26	29	28
Sublease income	(1)	(1)	(1)
Total lease cost	$309	$287	$261
During 2025, 2024 and 2023, Eaton entered into sale leaseback transactions primarily for certain non-production facilities and recorded gains of $38 million, $56 million and $53 million, respectively, in Other expense (income) - net. The terms of the new operating leases ranged from 2 to 15 years.
In March 2025, Eaton entered into a non-cancellable synthetic lease for a manufacturing facility, for which the Company is the construction agent. Construction costs are expected to be approximately $185 million. The lease will commence upon completion of construction of the facility which is expected to be in the first half of 2027. The term of the lease is five years after commencement. At the end of the lease term, Eaton will be required to either negotiate a renewal of the lease, purchase the facility, or sell the facility. Upon lease commencement, the lease classification will be determined and the lease asset and lease liability recognized. The lease arrangement contains a residual value guarantee of approximately 85% of the total construction cost.
Supplemental cash flow information related to leases is as follows:

(In millions)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$(198)	$(200)	$(180)
Operating cash outflows - interest payments on finance leases	(1)	(1)	(1)
Financing cash outflows - payments on finance lease obligations	(9)	(14)	(18)

Lease assets obtained in exchange for new lease obligations, including leases acquired:
Operating leases	$193	$268	$183
Finance leases	6	13	38

Supplemental balance sheet information related to leases is as follows:

	December 31
(In millions)	2025	2024
Operating Leases
Operating lease assets	$768	$806

Other current liabilities	152	163
Operating lease liabilities	637	669
Total operating lease liabilities	$789	$832

Finance Leases
Land and buildings	$9	$5
Machinery and equipment	47	61
Accumulated depreciation	(31)	(37)
Net property, plant and equipment	$25	$29

Current portion of long-term debt	$7	$9
Long-term debt	18	19
Total finance lease liabilities	$25	$28

	December 31
	2025	2024
Weighted-average remaining lease term
Operating leases	8.0 years	7.1 years
Finance leases	4.7 years	4.2 years

Weighted-average discount rate
Operating leases	4.7%	4.4%
Finance leases	3.8%	3.7%
Maturities of lease liabilities at December 31, 2025 are as follows:

(In millions)	Operating Leases	Finance Leases
2026	$183	$8
2027	150	7
2028	122	4
2029	97	3
2030	72	2
Thereafter	332	3
Total lease payments	957	27
Less imputed interest	168	2
Total present value of lease liabilities	$789	$25

Note 9.    DEBT
A summary of long-term debt, including the current portion, is as follows:

	December 31
(In millions)	2025	2024
6.50% debentures due 2025	$—	$145
0.70% Euro notes due 2025	—	520
0.128% Euro notes due 2026	1,057	935
3.10% senior notes due 2027	700	700
4.35% senior notes due 2028	500	500
7.65% debentures due 2029	200	200
0.577% Euro notes due 2030	704	624
4.450% senior notes due 2030	500	—
3.601% Euro notes due 2031	587	520
4.00% senior notes due 2032	700	700
4.15% sustainability-linked senior notes due 2033	1,300	1,300
5.45% debentures due 2034	137	137
3.625% Euro notes due 2035	587	—
3.802% Euro notes due 2036	587	520
5.80% notes due 2037	240	240
4.15% senior notes due 2042	1,000	1,000
3.92% senior notes due 2047	300	300
4.70% senior notes due 2052	700	700
5.25% to 7.875% notes (maturities ranging from 2026 to 2035)	99	99
Finance leases	25	28
Deferred debt issuance costs	(47)	(45)
Unamortized discount	(13)	(7)
Fair value hedging adjustment	31	37
Total long-term debt	9,894	9,152
Less current portion of long-term debt	(1,136)	(674)
Long-term debt less current portion	$8,758	$8,478
Substantially all these long-term debt instruments are fully and unconditionally guaranteed on an unsubordinated, unsecured basis by Eaton and certain of its direct and indirect subsidiaries (the Senior Notes). Further, as of December 31, 2025, all of these long-term debt instruments, except the 0.128% Euro notes due 2026, the 0.577% Euro notes due 2030, the 3.601% Euro notes due 2031, and the 3.802% Euro notes due 2036 are registered by Eaton Corporation under the Securities Act of 1933, as amended (the Registered Senior Notes).
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
On September 29, 2025, a subsidiary of Eaton entered into a new $3,000 million five-year revolving credit agreement that will expire on September 27, 2030 (New Revolving Credit Agreement), which replaced the $500 million 364-day revolving credit agreement dated September 30, 2024 and $2,500 million five-year revolving credit agreement dated October 3, 2022. The New Revolving Credit Agreement is used to support commercial paper borrowings and is fully and unconditionally guaranteed by Eaton and certain of its direct and indirect subsidiaries on an unsubordinated, unsecured basis. There were no borrowings outstanding under the New Revolving Credit Agreement at December 31, 2025. The Company maintains access to the commercial paper markets through its $3,000 million commercial paper program, of which nonewas outstanding on December 31, 2025. On February 6, 2026, a subsidiary of Eaton exercised a $1,000 million upsize of the existing $3,000 million five-year revolving credit agreement, increasing the total facility size to $4,000 million. The upsize was executed under the New Revolving Credit Agreement, and the facility’s maturity date remains unchanged at September 27, 2030. Also on February 6, 2026, the Company increased its commercial paper program from $3,000 million to $4,000 million.
On February 6, 2026, a subsidiary of Eaton entered into a senior unsecured delayed-draw term loan facility (Term Credit Agreement) in an aggregate principal amount of up to $8,000 million. The proceeds of the Term Credit Agreement, if drawn, will be used solely by the Company to finance a portion of the expected acquisition of Boyd Thermal. The Term Credit Agreement will mature and be payable in full on December 31, 2026 unless the Term Credit Agreement is terminated earlier pursuant to its terms. The Term Credit Agreement is fully and unconditionally guaranteed by Eaton and certain of its direct and indirect subsidiaries on an unsubordinated, unsecured basis. The Company has not drawn on the Term Credit Agreement.
In addition to the revolving credit facility, the Company also had available lines of credit of $872 million from various banks primarily for the issuance of letters of credit, of which there was $350 million outstanding at December 31, 2025. Borrowings outside the United States are generally denominated in local currencies.
Short-term debt of $1 million at December 31, 2025 was entirely comprised of short-term debt outside the United States. There was no short-term debt outstanding at December 31, 2024.
Eaton is in compliance with each of its debt covenants for all periods presented.
Maturities of long-term debt for each of the next five years are as follows:

(In millions)
2026	$1,136
2027	706
2028	504
2029	203
2030	1,206
Interest paid on debt is as follows:

(In millions)
2025	$351
2024	329
2023	319

Note 10.    RETIREMENT BENEFITS PLANS
Eaton has defined benefits pension plans and other postretirement benefits plans.
Obligations and Funded Status

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
(In millions)	2025	2024	2025	2024	2025	2024
Funded status
Fair value of plan assets	$2,469	$2,445	$1,722	$1,548	$20	$18
Benefit obligations	(2,650)	(2,700)	(2,038)	(1,863)	(194)	(196)
Funded status	$(181)	$(255)	$(316)	$(315)	$(174)	$(178)

Amounts recognized in the Consolidated Balance Sheets
Other assets	$—	$—	$256	$231	$—	$—
Other current liabilities	(9)	(29)	(42)	(31)	(13)	(14)
Pension liabilities and Other postretirement benefits liabilities	(172)	(226)	(530)	(515)	(161)	(164)
Total	$(181)	$(255)	$(316)	$(315)	$(174)	$(178)

Amounts recognized in Accumulated other comprehensive loss (pre-tax)
Net actuarial loss (gain)	$847	$904	$738	$678	$(72)	$(87)
Prior service cost	3	5	15	6	—	—
Total	$850	$909	$753	$684	$(72)	$(87)
Change in Benefit Obligations

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
(In millions)	2025	2024	2025	2024	2025	2024
Balance at January 1	$2,700	$2,824	$1,863	$2,022	$196	$212
Service cost	16	18	45	46	—	1
Interest cost	135	134	88	85	11	10
Actuarial loss (gain)	55	(20)	13	(82)	2	(11)
Gross benefits paid	(256)	(258)	(139)	(121)	(27)	(29)
Currency translation	—	—	155	(87)	1	(3)
Plan amendments	—	2	10	(3)	—	—
Other	—	—	3	3	11	16
Balance at December 31	$2,650	$2,700	$2,038	$1,863	$194	$196

Accumulated benefit obligation	$2,650	$2,686	$1,925	$1,766
During 2020, the Company announced it was freezing its United States pension plans for its non-union employees. The freeze was effective January 1, 2021 for non-union U.S. employees whose retirement benefit was determined under a cash balance formula and was effective January 1, 2026 for non-union U.S. employees whose retirement benefit is determined under a final average pay formula.
Actuarial losses related to changes in the United States and Non-United States benefit obligations in 2025 of $55 million and $13 million, respectively, were primarily due to decreases in the discount rates used to measure the obligations as well as unfavorable plan experience. Actuarial gains related to changes in the United States and Non-United States benefit obligations in 2024 of $20 million and $82 million, respectively, were primarily due to increases in the discount rates used to measure the obligations.

Change in Plan Assets

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
(In millions)	2025	2024	2025	2024	2025	2024
Balance at January 1	$2,445	$2,604	$1,548	$1,633	$18	$17
Actual return on plan assets	250	84	111	(10)	2	1
Employer contributions	30	15	94	95	16	18
Gross benefits paid	(256)	(258)	(139)	(121)	(27)	(29)
Currency translation	—	—	105	(52)	—	—
Other	—	—	3	3	11	11
Balance at December 31	$2,469	$2,445	$1,722	$1,548	$20	$18
The components of pension plans with an accumulated benefit obligation in excess of plan assets at December 31 are as follows:

	United States pension liabilities		Non-United States pension liabilities
(In millions)	2025	2024	2025	2024
Accumulated benefit obligation	$2,650	$2,686	$640	$701
Fair value of plan assets	2,469	2,445	121	209
The components of pension plans with a projected benefit obligation in excess of plan assets at December 31 are as follows:

	United States pension liabilities		Non-United States pension liabilities
(In millions)	2025	2024	2025	2024
Projected benefit obligation	$2,650	$2,700	$738	$772
Fair value of plan assets	2,469	2,445	166	225
Other postretirement benefit plans with accumulated postretirement benefit obligations in excess of plan assets have been disclosed in the Obligations and Funded Status table.
Changes in pension and other postretirement benefit liabilities recognized in Accumulated other comprehensive loss are as follows:

	United States pension liabilities		Non-United States pension liabilities		Other postretirement liabilities
(In millions)	2025	2024	2025	2024	2025	2024
Balance at January 1	$909	$871	$684	$661	$(87)	$(93)
Prior service cost arising during the year	—	2	10	(3)	—	—
Net loss (gain) arising during the year	(4)	86	30	62	1	(7)
Currency translation	—	—	54	(18)	1	—
Less amounts included in expense during the year	(55)	(50)	(25)	(18)	13	13
Net change for the year	(59)	38	69	23	15	6
Balance at December 31	$850	$909	$753	$684	$(72)	$(87)

Benefits Expense
The components of retirement benefits expense (income) are as follows:

	United States pension benefit expense			Non-United States pension benefit expense			Other postretirement benefits expense (income)
(In millions)	2025	2024	2023	2025	2024	2023	2025	2024	2023
Service cost	$16	$18	$19	$45	$46	$43	$—	$1	$1
Interest cost	135	134	142	88	85	85	11	10	10
Expected return on plan assets	(190)	(190)	(195)	(128)	(134)	(121)	(1)	(1)	(1)
Amortization	15	9	4	16	11	7	(13)	(13)	(17)
	(24)	(29)	(30)	21	8	14	(3)	(3)	(7)
Settlements, curtailments, and special termination benefits	40	41	34	9	7	4	—	—	—
Total expense (income)	$16	$12	$4	$30	$15	$18	$(3)	$(3)	$(7)
The components of retirement benefits expense (income) other than service costs are included in Other expense (income) - net.
Retirement Benefits Plans Assumptions
In 2025, 2024 and 2023, for purposes of determining liabilities related to the majority of its plans in the United States, the Company used the Pri-2012 mortality tables as well as mortality tables that are based on the Company's own experience and generational improvement scales that are based on MP-2021.
To estimate the service and interest cost components of net periodic benefit cost for the vast majority of its defined benefits pension and other postretirement benefits plans, the Company used a spot rate approach by applying the specific spot rates along the yield curve used to measure the benefit obligation at the beginning of the period to the relevant projected cash flows.
Pension Plans

	United States pension plans			Non-United States pension plans
	2025	2024	2023	2025	2024	2023
Assumptions used to determine benefit obligation at year-end
Discount rate	5.34%	5.61%	5.14%	5.11%	4.92%	4.52%
Rate of compensation increase	3.05%	3.32%	3.40%	3.13%	3.16%	3.17%
Interest rate used to credit cash balance plans	4.56%	4.79%	4.01%	2.50%	2.01%	1.59%

Assumptions used to determine expense
Discount rate used to determine benefit obligation	5.61%	5.14%	5.47%	4.92%	4.52%	4.83%
Discount rate used to determine service cost	5.76%	5.24%	5.54%	5.90%	6.00%	5.90%
Discount rate used to determine interest cost	5.29%	4.98%	5.33%	4.71%	4.47%	4.80%
Expected long-term return on plan assets	7.00%	6.50%	6.50%	6.63%	6.79%	6.32%
Rate of compensation increase	3.32%	3.40%	3.33%	3.16%	3.17%	3.12%
Interest rate used to credit cash balance plans	4.79%	4.01%	3.67%	2.01%	1.59%	2.32%
The expected long-term rate of return on pension assets was determined for each country and reflects long-term historical data taking into account each plan's target asset allocation. The expected long-term rates of return on pension assets for United States pension plans and Non-United States pension plans for 2026 are 7.50% and 7.00%, respectively. The discount rates were determined using appropriate bond data for each country.

Other Postretirement Benefits Plans
Substantially all of the obligation for other postretirement benefits plans relates to United States plans. Assumptions used to determine other postretirement benefits obligations and expense are as follows:

	Other postretirement benefits plans
	2025	2024	2023
Assumptions used to determine benefit obligation at year-end
Discount rate	5.24%	5.57%	5.11%
Health care cost trend rate assumed for next year	6.50%	6.70%	7.70%
Ultimate health care cost trend rate	4.75%	4.75%	4.75%
Year ultimate health care cost trend rate is achieved	2035	2034	2033

Assumptions used to determine expense
Discount rate used to determine benefit obligation	5.57%	5.11%	5.46%
Discount rate used to determine service cost	5.84%	5.25%	5.53%
Discount rate used to determine interest cost	5.29%	4.96%	5.32%
Initial health care cost trend rate	6.70%	7.70%	7.10%
Ultimate health care cost trend rate	4.75%	4.75%	4.75%
Year ultimate health care cost trend rate is achieved	2034	2033	2031
Employer Contributions to Retirement Benefits Plans
Contributions to pension plans that Eaton expects to make in 2026, and made in 2025, 2024 and 2023, are as follows:

(In millions)	Expected in 2026	2025	2024	2023
United States plans	$9	$30	$15	$16
Non-United States plans	89	94	95	97
Total contributions	$98	$124	$110	$113
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

(In millions)	Estimated United States pension payments	Estimated non-United States pension payments	Estimated other postretirement benefit payments
2026	$276	$135	$15
2027	259	135	19
2028	250	136	18
2029	241	141	17
2030	226	144	17
2031 - 2035	1,008	757	75

Pension Plan Assets
Investment policies and strategies are developed on a country and plan specific basis. The United States plan, representing 59% of worldwide pension assets, and the United Kingdom plans representing 26% of worldwide pension assets, are invested primarily in debt securities largely for liability hedging, as the majority of the assets are in plans that are well-funded. In general, the plans are primarily allocated to diversified high-quality publicly traded debt, primarily through separately managed accounts and commingled funds in the form of common collective and other trusts. The United States plan's target allocation is 21% United States equities, 11% non-United States equities, 4% public real estate (primarily equity of real estate investment trusts), 46% debt securities and 18% other, including private equity, private debt and cash equivalents. The United Kingdom plans' target asset allocations are 16% equities and the remainder in debt securities, cash equivalents and real estate investments. The equity risk for the plans is managed through broad diversification across industries, geographies, and levels of market capitalization. The majority of debt allocations for these plans are longer duration government and corporate debt. The United States, United Kingdom and Canada pension plans are authorized to use derivatives, including the use of futures, swaps and options, to achieve more economically desired market exposures.
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
Pension Plans
A summary of the fair value of pension plan assets at December 31, 2025 and 2024, is as follows:

(In millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)[1]
2025
Common collective trusts
Non-United States equity and global equities	$211	$—	$211	$—
Fixed income	32	—	32	—
Fixed income securities	1,647	—	1,647	—
United States treasuries	258	255	3	—
Real estate	248	100	32	116
Cash equivalents	49	25	24	—
Exchange traded funds	105	105	—	—
Other	419	—	50	369
Common collective and other trusts measured at net asset value	1,287
Money market funds measured at net asset value	2
Pending purchases and sales of plan assets, and interest receivable	(67)
Total pension plan assets	$4,191	$485	$1,999	$485
1 These pension plan assets include private equity, private credit and private real estate funds that generally have redemption notice periods of six months or longer and are often not eligible for redemption until the underlying assets are liquidated or distributed. The Company has unfunded commitments to these funds of approximately $158 million at December 31, 2025, which will be satisfied by a reallocation of pension plan assets.

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
The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed during 2025 and 2024 due to the following:

(In millions)	Real estate	Other	Total
Balance at January 1, 2024	$199	$370	$569
Actual return on plan assets:
Gains (losses) relating to assets still held at year-end	(24)	29	5
Purchases, sales, settlements - net	(51)	(37)	(88)
Transfers into or out of Level 3	—	—	—
Balance at December 31, 2024	124	362	486
Actual return on plan assets:
Gains (losses) relating to assets still held at year-end	14	32	46
Purchases, sales, settlements - net	(22)	(25)	(47)
Transfers into or out of Level 3	—	—	—
Balance at December 31, 2025	$116	$369	$485

Other Postretirement Benefits Plans
A summary of the fair value of other postretirement benefits plan assets at December 31, 2025 and 2024, is as follows:

(In millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
2025
Cash equivalents	$3	$3	$—	$—
Common collective and other trusts measured at net asset value	17
Total other postretirement benefits plan assets	$20	$3	$—	$—

(In millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
2024
Cash equivalents	$3	$3	$—	$—
Common collective and other trusts measured at net asset value	15
Total other postretirement benefits plan assets	$18	$3	$—	$—
Valuation Methodologies
Following is a description of the valuation methodologies used for pension and other postretirement benefits plan assets measured at fair value. There have been no changes in the methodologies used at December 31, 2025 and 2024.
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

(In millions)
2025	$239
2024	220
2023	201

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
Eaton is involved in remedial response and voluntary environmental remediation at a number of sites, including certain of its currently-owned or formerly-owned plants. The Company has also been named a potentially responsible party under the United States federal Superfund law, or the state equivalents thereof, at a number of disposal sites. The Company became involved in these sites as a result of government action or in connection with business acquisitions. At the end of 2025, the Company was involved with a total of 103 sites worldwide, including the Superfund sites mentioned above, with none of these sites being individually significant to the Company.
Remediation activities, generally involving soil and/or groundwater contamination, include pre-cleanup activities such as fact finding and investigation, risk assessment, feasibility study, design and action planning, performance (where actions may range from monitoring, to removal of contaminants, to installation of longer-term remediation systems), and operation and maintenance of a remediation system. The extent of expected remediation activities and costs varies by site. A number of factors affect the cost of environmental remediation, including the number of parties involved at a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing advancement of remediation technology. Taking these factors into account, Eaton has estimated the costs of remediation, which will be paid over a period of years. The Company accrues an amount on an undiscounted basis, consistent with the estimates of these costs, when it is probable that a liability has been incurred. Actual results may differ from these estimates. At December 31, 2025 and 2024, the Company had an accrual totaling $69 million and $70 million, respectively, for these costs.
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

(In millions)	2025	2024	2023
Balance at January 1	$150	$136	$125
Provision	82	81	100
Settled	(60)	(65)	(91)
Warranty accruals from business acquisition and other	2	(3)	2
Balance at December 31	$174	$150	$136

Note 12.    INCOME TAXES
Eaton Corporation plc is domiciled in Ireland. Income (loss) before income taxes and income tax expense (benefit) are summarized below based on the geographic location of the operation to which such earnings and income taxes are attributable.

	Income (loss) before income taxes
(In millions)	2025	2024	2023
Ireland	$188	$183	$(3)
Foreign	4,744	4,383	3,830
Total income before income taxes	$4,932	$4,566	$3,827

	Income tax expense (benefit)
(In millions)	2025	2024	2023
Current
Ireland	$85	$128	$42
Foreign	711	794	744
Total current income tax expense	796	922	786

Deferred
Ireland	(3)	(16)	1
Foreign	48	(138)	(183)
Total deferred income tax expense (benefit)	45	(154)	(182)
Total income tax expense	$841	$768	$604

Reconciliations of income taxes from the Ireland national statutory rate of 25% to the consolidated effective income tax rate are as follows:

	2025
(Amounts in millions)	Amount	Percent
Income taxes at the applicable statutory rate	$1,233	25.0%

Ireland
Nontaxable or nondeductible items
Nondeductible interest expense	78	1.6%
Other Adjustments
Tax rate differential - Ireland tax on trading income	(61)	(1.2)%
Other items - net	30	0.6%

Foreign tax effects
United States
Tax rate differential	(96)	(1.9)%
State and local income taxes	62	1.3%
Effect of cross-border tax laws – foreign derived intangible income	(64)	(1.3)%
Other items - net	(61)	(1.2)%

United Arab Emirates
Tax rate differential	(86)	(1.7)%
Other items - net	32	0.6%

Puerto Rico operations
Tax rate differential	(71)	(1.4)%

Other foreign jurisdictions	(33)	(0.7)%

Changes in unrecognized tax benefits	(123)	(2.5)%
Effective income tax expense rate	$841	17.1%

	2024	2023
Income taxes at the applicable statutory rate	25.0%	25.0%

Ireland operations
Ireland tax on trading income	(0.9)%	(1.3)%
Nondeductible interest expense	0.9%	2.6%
Ireland other - net	1.2%	(0.2)%

Foreign operations
Earnings taxed at other than the applicable statutory tax rate	(6.7)%	(9.9)%
Other items	(0.2)%	2.2%

Worldwide operations
Adjustments to tax liabilities	0.1%	(0.2)%
Adjustments to valuation allowances	(2.6)%	(2.4)%
Effective income tax expense rate	16.8%	15.8%
During 2025, income tax expense of $841 million was recognized (an effective tax rate of 17.1%) compared to income tax expense of $768 million in 2024 (an effective tax rate of 16.8%) and income tax expense of $604 million in 2023 (an effective tax rate of 15.8%). The increase in the effective tax rate from 16.8% in 2024 to 17.1% in 2025 was primarily due to greater levels of income earned in higher tax jurisdictions. The increase in the effective tax rate from 15.8% in 2023 to 16.8% in 2024 was due to greater levels of income earned in higher tax jurisdictions, partially offset by a larger impact from the excess tax benefits recognized for employee share-based payments and the reduction of valuation allowances on foreign tax attributes.
No provision has been made for income taxes on undistributed earnings of foreign subsidiaries at December 31, 2025, since it is the Company's intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries. The Company expects to deploy capital to those markets which offer particularly attractive growth opportunities. The cash that is permanently reinvested is typically used to expand operations either organically or through acquisitions. It is not practicable to estimate the additional income taxes and applicable withholding taxes that would be payable on the remittance of such undistributed earnings.

Worldwide income tax payments, net of tax refunds, are as follows:

(In millions)	2025
Ireland	$105
Foreign
United States	374
Germany	72
Other foreign	358
Total income taxes paid	$909

2024 total income taxes paid	$752
2023 total income taxes paid	727
Deferred Income Tax Assets and Liabilities
Components of noncurrent deferred income taxes are as follows:

	December 31
	2025	2024
(In millions)	Noncurrent assets and liabilities
Accruals and other adjustments
Employee benefits	$250	$295
Depreciation and amortization	(792)	(791)
Other accruals and adjustments	609	460
Ireland income tax loss carryforwards	1	1
Foreign income tax loss carryforwards	3,784	3,674
Foreign income tax credit carryforwards	213	252
Valuation allowance for income tax loss and income tax credit carryforwards	(3,623)	(3,556)
Total deferred income taxes	$442	$334
At December 31, 2025, Eaton Corporation plc and its foreign subsidiaries had income tax loss carryforwards and income tax credit carryforwards that are available to reduce future taxable income or tax liabilities. These carryforwards and their respective expiration dates are summarized below:

(In millions)	2026 through 2030	2031 through 2035	2036 through 2040	2041 through 2050	Not subject to expiration	Valuation allowance
Ireland income tax loss carryforwards	$—	$—	$—	$—	$8	$—
Ireland deferred income tax assets for income tax loss carryforwards	—	—	—	—	1	(1)
Foreign income tax loss carryforwards	26	739	10,914	208	6,396	—
Foreign deferred income tax assets for income tax loss carryforwards	6	179	2,608	51	943	(3,527)
Foreign deferred income tax assets for income tax loss carryforwards after ASU 2013-11	4	179	2,608	51	943	(3,527)
Foreign income tax credit carryforwards	148	48	27	20	43	(95)
Foreign income tax credit carryforwards after ASU 2013-11	82	45	23	20	43	(95)

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
Unrecognized Income Tax Benefits
A summary of gross unrecognized income tax benefits is as follows:

(In millions)	2025	2024	2023
Balance at January 1	$1,361	$1,300	$1,235
Increases and decreases as a result of positions taken during prior years
Other increases, including currency translation	6	22	42
Other decreases, including currency translation	(31)	(22)	(5)
Increases as a result of positions taken during the current year	86	93	86
Decreases relating to settlements with tax authorities	(20)	(18)	(6)
Decreases as a result of a lapse of the applicable statute of limitations	(102)	(14)	(52)
Balance at December 31	$1,300	$1,361	$1,300
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
If all unrecognized income tax benefits were recognized, the net impact on the provision for income tax expense would be $813 million.
As of December 31, 2025 and 2024, Eaton had accrued approximately $218 million and $225 million, respectively, for the payment of worldwide interest and penalties, which are not included in the table of unrecognized income tax benefits above. Eaton recognizes interest and penalties related to unrecognized income tax benefits in the provision for income tax expense.
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

Eaton or its subsidiaries file income tax returns in Ireland and many countries around the world. With only a few exceptions, Eaton and its subsidiaries are no longer subject to examinations for years before 2015.
Brazil Tax Years 2005-2012
The Company has two Brazilian tax cases primarily relating to the amortization of certain goodwill generated from the acquisition of third-party businesses and corporate reorganizations. One case involves tax years 2005-2008 (Case 1), and the other involves tax years 2009-2012 (Case 2). Case 2 is proceeding on a more accelerated timeline than Case 1. For Case 2, the Company received a tax assessment in 2014 that included interest and penalties. In November 2019, the Company received an unfavorable result at the final tax administrative appeals level, resulting in an alleged tax deficiency of $24 million plus $121 million of interest and penalties (translated at the December 31, 2025 exchange rate). The Company is challenging this assessment in the judicial system and, on April 18, 2022, received an unfavorable decision at the first judicial level. On April 27, 2022, the Company filed a motion for clarification relating to that decision. On May 20, 2022, the court largely upheld its prior decision without further clarification. On June 9, 2022, the Company filed its notice of appeal to the second level court. On July 11, 2024, the court published a favorable decision resulting in the cancellation of a portion of the penalties imposed by the tax authorities. As a result of the favorable decision, the alleged interest and penalties was reduced from $121 million to $82 million (translated at the December 31, 2025 exchange rate). The Company intends to continue its challenge of the assessment in the judicial system.
As previously disclosed for Case 1, the Company received a separate tax assessment alleging a tax deficiency of $30 million plus $120 million of interest and penalties (translated at the December 31, 2025 exchange rate), which the Company is challenging in the judicial system. On April 4, 2024, the court published a favorable decision resulting in a reduction to the Case 1 assessment for the goodwill generated from the acquisition of a third-party business. In the same decision, the court confirmed the cancellation of a portion of the penalties imposed by the tax authorities. In May 2025, Eaton obtained a favorable decision that cancelled a portion of the assessment due to the expiration of the statute of limitations. As a result of the favorable decisions, the alleged tax deficiency was reduced to $22 million plus $62 million of interest and penalties (translated at the December 31, 2025 exchange rate). The remainder of Case 1 is still pending resolution at the first judicial level.
Both cases are expected to take several years to resolve through the Brazilian judicial system and require provision of certain assets as security for the alleged deficiencies. As of December 31, 2025, the Company pledged Brazilian real estate assets with net book value of $17 million and provided additional security in the form of bank secured bonds and insurance bonds totaling $101 million and a cash deposit of $28 million (translated at the December 31, 2025 exchange rate).
United States Tax Disputes
The IRS typically audits large corporate taxpayers on a continuous basis, generally resulting in many open tax years if there are disputed tax positions upon completion of the audits. The IRS has completed its examination of the consolidated income tax returns of the Company’s United States subsidiaries (Eaton US) for 2007 through 2016 and the statuses of the various tax years are discussed below. The IRS has challenged certain tax positions of Eaton US, and the Company is attempting to resolve those issues in litigation and the IRS administrative process, as described in more detail below. The IRS is currently examining tax years 2017 through 2019, and the statute of limitations for those years is open until December 31, 2027. Tax years 2020 and later are subject to future examination by the IRS. Income tax returns of states and localities within the United States will be reopened to the extent of United States federal income tax adjustments. For some states and localities, the statute of limitations is open as early as the 2007 tax year. The Eaton US tax positions challenged by the IRS are items that recur beyond the tax years for which the IRS has proposed adjustments. Eaton believes that its interpretations of tax laws and application of tax laws to its facts are correct. However, if there is a final unfavorable resolution of any of the issues discussed below, it may have a material adverse impact on the Company’s consolidated financial statements.

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
U.S. Tax Years 2011-2013
In 2018, the IRS completed its examination of Eaton US for tax years 2011 through 2013 and proposed adjustments. Those adjustments were the subject of administrative appeals, which concluded without resolution. As a result, on December 21, 2022, the IRS issued Statutory Notices of Deficiency for Eaton US for these tax years (the 2011-2013 Notice) proposing assessments of $749 million in additional taxes plus $110 million in penalties, net of agreed credits and deductions. The proposed assessments pertain to: (i) transfer pricing adjustments similar to those proposed in the 2007-10 Notice for products manufactured in the Company’s facilities in Puerto Rico and the Dominican Republic and sold to affiliated companies located in the U.S.; (ii) adjustments involving the recognition of income for several of Eaton US’s controlled foreign corporations; (iii) transfer pricing adjustments for products manufactured in one of the Company’s facilities in Mexico and sold to affiliated companies located in the U.S.; and (iv) adjustments challenging the appropriate interest rate on intercompany debt and amount of intercompany fees charged for financial guarantees on external debt. On March 3, 2023, the Company filed its petition to the U.S. Tax Court. Of the four categories of proposed assessments, Eaton's dispute regarding the IRS adjustments related to interest rates and guarantee fees was heard in the U.S. Tax Court in November and December 2025. The timing of when the Tax Court will issue its decision is uncertain. The Company will vigorously defend its positions through litigation, which will take several years for final resolution.
U.S. Tax Years 2014-2016
In 2021, the IRS completed its examination of Eaton US for tax years 2014 through 2016 and has proposed adjustments, including: (i) transfer pricing adjustments similar to those proposed in the 2007-10 and 2011-2013 Notices for products manufactured in the Company’s facilities in Puerto Rico, and the Dominican Republic and sold to affiliated companies located in the U.S.; (ii) transfer pricing adjustments similar to those proposed in the 2011-2013 Notice for products manufactured in one of the Company’s facilities in Mexico and sold to affiliated companies located in the U.S.; and (iii) adjustments similar to those proposed in the 2011-2013 Notice challenging the appropriate interest rate on intercompany debt and amount of intercompany fees charged for financial guarantees on external debt. On November 29, 2021, the case was formally assigned to administrative appeals, and the Company will attempt to resolve certain of the issues in this administrative forum. However, if acceptable resolutions are not achieved, the Company will vigorously defend its positions through litigation, which if undertaken will likely take several years for final resolution. The statute of limitations on these tax years currently remains open until December 31, 2026.

Note 13.    EATON SHAREHOLDERS' EQUITY
There are 750 million Eaton ordinary shares authorized ($0.01 par value per share), 387.9 million and 392.9 million of which were issued and outstanding at December 31, 2025 and 2024, respectively. Eaton's Memorandum and Articles of Association authorized 40 thousand deferred ordinary shares (€1.00 par value per share) and 10 thousand preferred A shares ($1.00 par value per share), all of which were issued and outstanding at December 31, 2025 and 2024, and 10 million serial preferred shares ($0.01 par value per share), none of which is outstanding at December 31, 2025 and 2024. At December 31, 2025, there were 8,691 holders of record of Eaton ordinary shares. Additionally, 13,766 current and former employees were shareholders through participation in the Eaton Savings Plan, the Eaton Personal Investment Plan, or The Eaton Puerto Rico Retirement Savings Plan.
On February 23, 2022, the Board of Directors adopted a share repurchase program for repurchases of ordinary shares up to $5.0 billion to be made during the three-year period commencing on that date (2022 Program). On February 27, 2025, the Board of Directors renewed the 2022 Program by providing authority for up to $9.0 billion in repurchases to be made during the three-year period commencing on that date (2025 Program). Under the 2025 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During 2025 and 2024, 5.7 million and 7.8 million ordinary shares were repurchased under the 2025 or 2022 Programs in the open market at a total cost of $1.9 billion and $2.5 billion, respectively. During 2023, no ordinary shares were repurchased.
Eaton has deferral plans that permit certain employees and directors to defer a portion of their compensation. A trust contains $3 million of ordinary shares and marketable securities at December 31, 2025 and 2024 to fund a portion of these liabilities. The marketable securities were included in Other assets and the ordinary shares were included in Shareholders' equity at historical cost.
On February 26, 2026, Eaton's Board of Directors declared a quarterly dividend of $1.10 per ordinary share, a 6% increase over the dividend paid in the fourth quarter of 2025. The dividend is payable on March 27, 2026 to shareholders of record on March 10, 2026.
Comprehensive Income (Loss)
Comprehensive income (loss) consists primarily of net income, currency translation and related hedging instruments, changes in unrecognized costs of pension and other postretirement benefits, and changes in the effective portion of open derivative contracts designated as cash flow hedges. The following table summarizes the pre-tax and after-tax amounts recognized in Comprehensive income (loss):

	2025		2024		2023
(In millions)	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Currency translation and related hedging instruments
Gain (loss) from currency translation and related hedging instruments	$246	$255	$(358)	$(355)	$252	$247
Amortization of gains on net investment hedges (amount excluded from effectiveness testing) reclassified to earnings	(15)	(15)	(15)	(15)	(12)	(12)
	231	240	(373)	(370)	241	235

Pensions and other postretirement benefits
Prior service credit (cost) arising during the year	(10)	(7)	1	1	—	—
Net gain (loss) arising during the year	(27)	(18)	(141)	(104)	(246)	(189)
Currency translation	(55)	(43)	18	13	(29)	(21)
Amortization of actuarial loss and prior service cost reclassified to earnings	67	50	55	41	32	24
	(25)	(18)	(67)	(49)	(243)	(185)

Cash flow hedges
Gain (loss) on derivatives designated as cash flow hedges	29	23	(6)	(5)	63	50
Changes in cash flow hedges reclassified to earnings	(27)	(22)	(16)	(12)	(78)	(61)
	2	1	(22)	(17)	(14)	(11)
Other comprehensive income (loss) attributable to Eaton ordinary shareholders	$208	$223	$(462)	$(436)	$(17)	$39

The changes in Accumulated other comprehensive loss are as follows:

(In millions)	Currency translation and related hedging instruments	Pensions and other postretirement benefits	Cash flow hedges	Total
Balance at January 1, 2025	$(3,399)	$(1,044)	$101	$(4,342)
Other comprehensive income (loss) before reclassifications	255	(68)	23	210
Amounts reclassified from Accumulated other comprehensive loss (income)	(15)	50	(22)	13
Net current-period Other comprehensive income (loss)	240	(18)	1	223
Balance at December 31, 2025	$(3,159)	$(1,062)	$102	$(4,118)
The reclassifications out of Accumulated other comprehensive loss are as follows:

(In millions)	December 31, 2025		Consolidated Statements of Income classification
Gains and (losses) on net investment hedges (amount excluded from effectiveness testing)
Currency exchange contracts	$15		Interest expense - net
Tax expense	—
Total, net of tax	15

Amortization of defined benefits pensions and other postretirement benefits items
Actuarial loss and prior service cost	(67)	1
Tax benefit	17
Total, net of tax	(50)

Gains and (losses) on cash flow hedges
Floating-to-fixed interest rate swaps	13		Interest expense - net
Currency exchange contracts	13		Net sales and Cost of products sold
Commodity contracts	1		Cost of products sold
Tax expense	(6)
Total, net of tax	22

Total reclassifications for the period	$(13)
1 These components of Accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 10 for additional information about pension and other postretirement benefits items.

Net Income Per Share Attributable to Eaton Ordinary Shareholders
A summary of the calculation of net income per share attributable to Eaton ordinary shareholders is as follows:

(In millions except for per share data)	2025	2024	2023
Net income attributable to Eaton ordinary shareholders	$4,087	$3,794	$3,218

Weighted-average number of ordinary shares outstanding - diluted	391.2	399.4	401.1
Less dilutive effect of equity-based compensation	1.3	1.8	2.0
Weighted-average number of ordinary shares outstanding - basic	389.9	397.6	399.1

Net income per share attributable to Eaton ordinary shareholders
Diluted	$10.45	$9.50	$8.02
Basic	10.48	9.54	8.06
In 2025, 2024, and 2023, all stock options were included in the calculation of diluted net income per share attributable to Eaton ordinary shareholders because they were all dilutive.

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
Restricted Stock Units and Awards
Restricted stock units (RSUs) and restricted stock awards (RSAs) have been issued to certain employees and directors. The fair value of RSUs and RSAs are determined based on the closing market price of the Company’s ordinary shares at the date of grant. The RSUs entitle the holder to receive one ordinary share for each RSU upon vesting, generally over three years. RSAs are issued and outstanding at the time of grant, but remain subject to forfeiture until vested, generally over ten years. A summary of the RSU and RSA activity for 2025 is as follows:

(Restricted stock units and awards in millions)	Number of restricted stock units and awards	Weighted-average fair value per unit and award
Non-vested at January 1	0.7	$202.76
Granted	0.3	305.76
Vested	(0.4)	210.02
Forfeited	—	275.66
Non-vested at December 31	0.6	$244.44
Information related to RSUs and RSAs is as follows:

(In millions)	2025	2024	2023
Pre-tax expense for RSUs and RSAs	$84	$74	$65
After-tax expense for RSUs and RSAs	65	58	51
Fair value of vested RSUs and RSAs	107	126	84
As of December 31, 2025, total compensation expense not yet recognized related to non-vested RSUs and RSAs was $90 million, and the weighted-average period in which the expense is expected to be recognized is 2.2 years. Excess tax benefit for RSUs and RSAs totaled $5 million, $8 million, and $4 million for 2025, 2024, and 2023, respectively.

Performance Share Units
Performance share units (PSUs) have been issued to certain employees that vest based on the satisfaction of a three-year service period and the market condition of total shareholder return relative to that of a group of peers. Awards earned at the end of the three-year vesting period range from 0% to 200% of the targeted number of PSUs granted based on the ranking of total shareholder return of the Company, assuming reinvestment of all dividends, relative to a defined peer group of companies. Equity-based compensation expense for these PSUs is recognized over the period during which an employee is required to provide service in exchange for the award. Upon vesting, dividends that have accumulated during the vesting period are paid on earned awards.
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

	2025	2024	2023
Expected volatility	29%	26%	27%
Risk-free interest rate	3.96%	4.36%	4.35%
Weighted-average fair value of PSUs granted	$296.52	$362.38	$203.18
A summary of these PSUs that vested is as follows:

(Performance share units in millions)	2025	2024	2023
Percent payout	138%	163%	187%
Shares vested	0.2	0.2	0.3
A summary of the 2025 activity for these PSUs is as follows:

(Performance share units in millions)	Number of performance share units	Weighted-average fair value per unit
Non-vested at January 1	0.2	$248.21
Granted[1]	0.1	296.52
Adjusted for performance results achieved[2]	—	203.18
Vested	(0.2)	203.18
Forfeited	(0.1)	303.41
Non-vested at December 31	0.1	$332.05
1 Performance shares granted assuming the Company will perform at target relative to peers.
2 Adjustments for the number of shares vested under the 2023 awards at the end of the three-year performance period ended December 31, 2025, being higher than the target number of shares.
Information related to PSUs is as follows:

(In millions)	2025	2024	2023
Pre-tax expense for PSUs	$22	$23	$22
After-tax expense for PSUs	18	18	17
As of December 31, 2025, total compensation expense not yet recognized related to non-vested PSUs was $23 million and the weighted-average period in which the expense is to be recognized is 1.6 years. Excess tax benefit for PSUs totaled $6 million, $11 million, and $7 million for 2025, 2024, and 2023, respectively.

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

	2025	2024	2023
Expected volatility	30%	29%	27%
Expected option life in years	6.2	6.3	6.3
Expected dividend yield	1.5%	1.5%	2.0%
Risk-free interest rate	4.3%	4.0 to 4.5%	4.1 to 4.3%
Weighted-average fair value of stock options granted	$102.50	$93.42	$48.79
A summary of stock option activity is as follows:

(Options and aggregate intrinsic value in millions)	Weighted-average exercise price per option	Options	Weighted-average remaining contractual life in years	Aggregate intrinsic value
Outstanding at January 1, 2025	$130.25	1.6
Granted	297.35	0.1
Exercised	104.73	(0.4)
Forfeited and canceled	252.95	—
Outstanding at December 31, 2025	$152.22	1.3	5.2	$214

Exercisable at December 31, 2025	$119.93	1.0	4.3	$199
Reserved for future grants at December 31, 2025		17.1
The aggregate intrinsic value in the table above represents the total excess of the $318.51 closing price of Eaton ordinary shares on the last trading day of 2025 over the exercise price of the stock option, multiplied by the related number of options outstanding and exercisable. The aggregate intrinsic value is not recognized for financial accounting purposes and the value changes based on the daily changes in the fair market value of the Company's ordinary shares.
Information related to stock options is as follows:

(In millions)	2025	2024	2023
Pre-tax expense for stock options	$20	$11	$10
After-tax expense for stock options	16	9	8
Proceeds from stock options exercised	39	69	78
Income tax benefit related to stock options exercised
Tax benefit classified in operating activities in the Consolidated Statements of Cash Flows	17	30	22
Intrinsic value of stock options exercised	88	165	116
Total fair value of stock options vested	$11	$11	$10

Stock options exercised	0.4	0.8	1.0
As of December 31, 2025, total compensation expense not yet recognized related to non-vested stock options was $9 million, and the weighted-average period in which the expense is expected to be recognized is 1.4 years.

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
A summary of financial instruments and contingent consideration recognized at fair value, and the fair value measurements used, is as follows:

(In millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
December 31, 2025
Cash	$622	$622	$—	$—
Short-term investments	181	181	—	—
Derivative contract assets	26	—	26	—
Derivative contract liabilities	(64)	—	(64)	—
Contingent future payments from acquisition of Resilient Power Systems Inc. (Note 2)	(31)	—	—	(31)

December 31, 2024
Cash	$555	$555	$—	$—
Short-term investments	1,525	1,525	—	—
Derivative contract assets	28	—	28	—
Derivative contract liabilities	(44)	—	(44)	—
Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities.
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $9,894 million and fair value of $9,587 million at December 31, 2025 compared to $9,152 million and $8,651 million, respectively, at December 31, 2024. The fair value of Eaton's debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and is considered a Level 2 fair value measurement.
Short-Term Investments
Eaton invests excess cash generated from operations in short-term marketable investments. Short-term investments are recorded at carrying value, which approximates the fair value due to the short-term maturities of these investments. A summary of short-term investments is as follows:

	December 31
(In millions)	2025	2024
Time deposits and certificates of deposit with banks	$181	$157
Money market investments	—	1,368
Total short-term investments	$181	$1,525

Note 16.    RESTRUCTURING CHARGES
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
During the first quarter of 2024, Eaton implemented a multi-year restructuring program to accelerate opportunities to optimize its operations and global support structure. These actions will better align the Company's functions to support anticipated growth and drive greater effectiveness throughout the Company. Since the inception of the program, the Company has incurred charges of $335 million. This restructuring program is expected to be completed in 2026 and is expected to incur additional expenses related to workforce reductions of $102 million and plant closing and other costs of $38 million, resulting in total estimated charges of $475 million for the entire program.
A summary of restructuring program charges is as follows:

(In millions except for per share data)	2025	2024	2023
Workforce reductions	$81	$120	$19
Plant closing and other	52	83	38
Total before income taxes	133	202	57
Income tax benefit	29	43	11
Total after income taxes	$103	$160	$46
Per ordinary share - diluted	$0.26	$0.40	$0.11
Restructuring program charges related to the following segments:

(In millions)	2025	2024	2023
Electrical Americas	$14	$12	$5
Electrical Global	63	88	26
Aerospace	10	9	5
Vehicle[1]	13	40	6
eMobility	18	25	7
Corporate	14	29	8
Total	$133	$202	$57
A summary of liabilities related to workforce reductions, plant closing, and other associated costs is as follows:

(In millions)	Workforce reductions	Plant closing and other	Total
Balance at January 1, 2024	$35	$6	$41
Liability recognized, net	120	83	202
Payments, utilization and translation	(59)	(81)	(141)
Balance at December 31, 2024	96	7	103
Liability recognized, net[1]	81	52	133
Payments, utilization and translation	(67)	(51)	(118)
Balance at December 31, 2025	$109	$8	$118
1The restructuring program liability was adjusted by $12 million in the fourth quarter of 2025 primarily related to true-ups for completed workforce reductions in the Vehicle segment.
These restructuring program charges were included in Cost of products sold, Selling and administrative expense, Research and development expense, or Other expense (income) - net, as appropriate. In Business Segment Information, these restructuring program charges are treated as Corporate items. See Note 18 for additional information about business segments.

Note 17.    GOVERNMENT GRANTS
The Company recognizes the benefit of government grants when they are probable of being received and the specified conditions associated with the grants have been satisfied. Grants for capital investments are generally recognized as deferred income on the Consolidated Balance Sheets, then amortized to income over the life of the related assets. Grants for other expenses are recognized as reductions of the related expense over the period incurred.
In 2024, the Company entered into an agreement to receive government grants from a non-Irish government entity. The grants will be recognized over the term of the agreement beginning in 2024 through 2033. The terms of the agreement and the commitments made by the Company and the government entity have been omitted because they are legally prohibited from being disclosed. Under the agreement, for the years ended December 31, 2025 and 2024, the Company reduced Selling and administrative expense by $15 million and $1 million, respectively, on the Consolidated Statements of Income. As of December 31, 2025 and 2024, the Company recognized unamortized deferred income of $67 million and $9 million, respectively, within Other noncurrent liabilities and Other current liabilities, respectively, on the Consolidated Balance Sheets.
For the year ended December 31, 2023, government grants did not have a material impact on the consolidated financial statements.

Note 18.    BUSINESS SEGMENT INFORMATION
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance. The Company's chief operating decision maker is the chief executive officer.
During the first quarter of 2026, Eaton re-segmented certain reportable operating segments due to a reorganization of the Company's businesses. The new reportable segment is Mobility, which consists of the legacy Vehicle and eMobility segments. Financial information for this new reportable segment has not been provided as the re-segmentation occurred subsequent to the year ended December 31, 2025. The Company expects to provide financial information for this new reportable segment in the Quarterly Report on Form 10-Q for the period ended March 31, 2026. Eaton’s segments as of December 31, 2025 are as follows:
Electrical Americas and Electrical Global
The Electrical Americas segment consists of electrical components, industrial components, power distribution and assemblies, residential products, single phase power quality and connectivity, three phase power quality, wiring devices, circuit protection, utility power distribution, power reliability equipment, and services that are primarily produced and sold in North and South America. The Electrical Global segment consists of electrical components, industrial components, power distribution and assemblies, single phase and three phase power quality, and services that are primarily produced and sold outside of North and South America; as well as hazardous duty electrical equipment, emergency lighting, fire detection, intrinsically safe explosion-proof instrumentation, and structural support systems that are produced and sold globally. The principal markets for these segments are commercial & institutional, data centers and distributed IT, industrial, utilities, residential, and machinery OEMs. These products are used wherever there is a demand for electrical power in data centers, utilities, industrial and energy facilities, commercial buildings, apartment and office buildings, hospitals, factories, and residencies. The segments share certain common global customers, but a large number of customers are located regionally. Sales are made through distributors, resellers, and manufacturers’ representatives, as well as directly to original equipment manufacturers, utilities, and certain other end users.
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
Other Information
No single customer represented greater than 10% of net sales in 2025, 2024 or 2023, respectively.
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
Other segment items are primarily comprised of Cost of products sold, Selling and administrative expense, Research and development expense, depreciation of property, plant and equipment, and certain items included in Other expense (income) - net on the Consolidated Statements of Income. The Company's chief operating decision maker manages these items on a consolidated basis.
Corporate includes all the Company's amortization of intangible assets, interest expense - net and restructuring program charges (Note 16) and the non-service cost portion of pension and other postretirement benefits income. Other expense - net includes all the Company's costs associated with acquisitions, divestitures, and gains and losses on the sale of certain businesses and other items that are of a corporate or functional governance nature. For purposes of business segment performance measurement, a portion of corporate costs, excluding amortization of intangibles assets, acquisition integration and divestiture costs, and restructuring program charges, are allocated to the businesses. These allocations are periodically adjusted to pass on year-over-year cost savings or increases to the businesses in a manner that is consistent with how the chief operating decision maker assesses performance. Identifiable assets of the business segments exclude goodwill, other intangible assets, and general corporate assets, which principally consist of certain cash, short-term investments, deferred income taxes, certain accounts receivable, certain property, plant and equipment, and certain other assets.

Business Segment Information

(In millions)	2025	2024	2023
Net sales
Electrical Americas	$13,276	$11,436	$10,098
Electrical Global	6,815	6,248	6,084
Aerospace	4,249	3,744	3,413
Vehicle	2,505	2,790	2,965
eMobility	604	662	636
Total net sales	$27,448	$24,878	$23,196

Other segment items
Electrical Americas	$9,304	$7,981	$7,423
Electrical Global	5,492	5,099	4,908
Aerospace	3,236	2,885	2,633
Vehicle	2,086	2,288	2,483
eMobility	618	669	657
Total other segment items	$20,735	$18,919	$18,103

Segment operating profit (loss)
Electrical Americas	$3,972	$3,455	$2,675
Electrical Global	1,323	1,149	1,176
Aerospace	1,013	859	780
Vehicle	419	502	482
eMobility	(14)	(7)	(21)
Total segment operating profit	6,713	5,959	5,093

Corporate
Intangible asset amortization expense	(486)	(425)	(450)
Interest expense - net	(241)	(130)	(151)
Pension and other postretirement benefits income	19	40	46
Restructuring program charges	(133)	(202)	(57)
Other expense - net	(941)	(675)	(654)
Income before income taxes	4,932	4,566	3,827
Income tax expense	841	768	604
Net income	4,090	3,798	3,223
Less net income for noncontrolling interests	(3)	(4)	(5)
Net income attributable to Eaton ordinary shareholders	$4,087	$3,794	$3,218

(In millions)	2025	2024	2023
Identifiable assets
Electrical Americas	$6,283	$4,933	$4,163
Electrical Global	3,852	3,233	2,868
Aerospace	2,684	2,392	2,276
Vehicle	1,965	1,987	2,251
eMobility	743	633	563
Total identifiable assets	15,526	13,178	12,121
Goodwill	15,769	14,713	14,977
Other intangible assets	5,054	4,658	5,091
Corporate	4,902	5,833	6,243
Total assets	$41,251	$38,381	$38,432

Capital expenditures for property, plant and equipment
Electrical Americas	$413	$362	$309
Electrical Global	249	163	142
Aerospace	103	83	97
Vehicle	76	94	96
eMobility	27	64	76
Total	868	766	721
Corporate	52	42	36
Total expenditures for property, plant and equipment	$919	$808	$757

Depreciation of property, plant and equipment
Electrical Americas	$133	$118	$108
Electrical Global	108	102	96
Aerospace	77	70	69
Vehicle	95	95	92
eMobility	28	24	21
Total	441	409	386
Corporate	36	37	43
Total depreciation of property, plant and equipment	$477	$446	$429

Geographic Region Information
Net sales are measured based on the geographic destination of sales. Long-lived assets consist of property, plant and equipment - net.

(In millions)	2025	2024	2023
Net sales
United States	$17,122	$15,151	$14,071
Canada	1,083	1,058	949
Latin America	1,461	1,680	1,549
Europe	5,078	4,530	4,339
Asia Pacific	2,704	2,459	2,288
Total	$27,448	$24,878	$23,196

Long-lived assets
United States	$2,344	$1,990	$1,773
Canada	42	31	31
Latin America	524	465	476
Europe	935	790	797
Asia Pacific	472	453	453
Total	$4,316	$3,729	$3,530

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Amounts are in millions of dollars or shares unless indicated otherwise (per share data assume dilution). Columns and rows may not add and the sum of components may not equal total amounts reported due to rounding.
COMPANY OVERVIEW
Eaton Corporation plc (Eaton or the Company) is an intelligent power management company dedicated to protecting the environment and improving the quality of life for people everywhere. We make products for the data center, utility, industrial, commercial, machine building, residential, aerospace and mobility markets. We are capitalizing on the megatrends of the electrification, digitalization, and the reindustrialization of and growth of megaprojects in North America and increased global infrastructure spending, all of which are expanding our end markets and positioning Eaton for growth for years to come. We are strengthening our participation across the entire electrical power value chain and benefiting from momentum in the data center and utility end markets as well as a growth cycle in the commercial aerospace and defense markets. We are guided by our commitment to operate sustainably and with the highest ethical standards. Our work is helping to solve the world’s most urgent power management challenges and building a more sustainable society for people today and for future generations.
Founded in 1911, Eaton has continuously evolved to meet the changing and expanding needs of our stakeholders. With revenues of $27.4 billion in 2025, the Company serves customers in 180 countries.
During the first quarter of 2026, Eaton re-segmented certain reportable operating segments due to a reorganization of the Company's businesses. The new reportable segment is Mobility, which consists of the legacy Vehicle and eMobility segments. Financial information for this new reportable segment has not been provided as the re-segmentation occurred subsequent to the year ended December 31, 2025. The Company expects to provide financial information for this new reportable segment in the Quarterly Report on Form 10-Q for the period ended March 31, 2026.

Portfolio Changes
The Company continues to actively manage its portfolio of businesses to deliver on its strategic objectives. The Company is focused on deploying its capital toward businesses that provide opportunities for above-market growth, strong returns, and align with secular trends and its power management strategies. Over the past three years and continuing in 2026, Eaton completed several transactions to strengthen its portfolio.

Acquisitions of businesses and investments in associate companies	Date of acquisition	Business segment
Jiangsu Ryan Electrical Co. Ltd.	April 23, 2023	Electrical Global
A 49 percent stake in Jiangsu Ryan Electrical Co. Ltd., a manufacturer of power distribution and sub-transmission transformers in China.

Exertherm	May 20, 2024	Electrical Americas
A U.K. based provider of thermal monitoring solutions for electrical equipment.

NordicEPOD AS	May 31, 2024	Electrical Global
A 49 percent stake in NordicEPOD AS, which designs and assembles standardized power modules for data centers in the Nordic region.

Fibrebond Corporation	April 1, 2025	Electrical Americas
A U.S. based designer and builder of pre-integrated modular power enclosures for data center, industrial, utility and communications customers.

Resilient Power Systems, Inc.	August 6, 2025	Electrical Americas
A leading North American developer and manufacturer of innovative energy solutions, including solid-state transformer-based technology.

Ultra PCS Limited	January 23, 2026	Aerospace
Producer of electronic controls, sensing, stores ejection and data processing solutions with operations in the U.K. and U.S.
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
On January 26, 2026, Eaton announced its intention to pursue a spin-off of its Mobility business, which consists of its legacy Vehicle and eMobility operating segments, into an independent, publicly traded company. Eaton expects to complete the anticipated spin-off by the end of the first quarter of 2027, subject to customary legal and regulatory requirements and approvals, including final approval of the Company’s Board of Directors and effectiveness of a Form 10 registration statement filed with the Securities and Exchange Commission. The planned spin-off is expected to be completed in a manner that is tax-free to Eaton ordinary shareholders for U.S. federal income tax purposes.
Additional information related to acquisitions of businesses is presented in Note 2.

Summary of Results of Operations
A summary of Eaton’s Net sales, Net income attributable to Eaton ordinary shareholders, and Net income per share attributable to Eaton ordinary shareholders - diluted is as follows:

(In millions except for per share data)	2025	2024	2023
Net sales	$27,448	$24,878	$23,196
Net income attributable to Eaton ordinary shareholders	4,087	3,794	3,218
Net income per share attributable to Eaton ordinary shareholders - diluted	$10.45	$9.50	$8.02

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
Acquisition and Divestiture Charges
Eaton incurs integration charges and transaction costs to acquire and integrate businesses, and transaction, separation and other costs to divest and exit businesses. Eaton also recognizes gains and losses on the sale of businesses. A summary of these Corporate items is as follows:

(In millions except for per share data)	2025	2024	2023
Acquisition integration, divestiture charges and transaction costs	$183	$36	$54
Income tax benefit	38	10	15
Total after income taxes	$145	$26	$39
Per ordinary share - diluted	$0.37	$0.06	$0.10
Acquisition integration, divestiture charges and transaction costs in 2025 are primarily related to the following:

•The acquisitions of Fibrebond Corporation, Resilient Power Systems Inc., Ultra PCS Limited, and Exertherm, the expected acquisition of Boyd Thermal, transactions completed prior to 2023, and other charges to acquire and exit businesses.
•Employee transaction and retention award compensation expense related to the acquisition of Fibrebond of $82 million
•Employee incentive compensation expense related to the acquisition of Resilient of $10 million

Acquisition integration, divestiture charges and transaction costs in 2024 and 2023 are primarily related to acquisitions completed prior to 2023, and include other charges and income to acquire and exit businesses, and the reduction in fair value of contingent future consideration from the Green Motion SA acquisition. Costs in 2023 also include certain indemnity claims associated with the sale of 50% interest in the commercial vehicle automated transmission business in 2017.
Charges in 2025, 2024, and 2023 were included in Cost of products sold, Selling and administrative expense, Research and development expense, or Other expense (income) - net. In Business Segment Information in Note 18, the charges were included in Other expense - net.
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
During the first quarter of 2024, Eaton implemented a multi-year restructuring program to accelerate opportunities to optimize its operations and global support structure. These actions will better align the Company's functions to support anticipated growth and drive greater effectiveness throughout the Company. Since the inception of the program, the Company has incurred charges of $335 million. This restructuring program is expected to be completed in 2026 and is expected to incur additional expenses related to workforce reductions of $102 million and plant closing and other costs of $38 million, resulting in total estimated charges of $475 million for the entire program. The Company expects mature year benefits of $375 million when the multi-year program is fully implemented.
Additional information related to these restructuring programs is presented in Note 16.

Intangible Asset Amortization Expense
Intangible asset amortization expense is as follows:

(In millions except for per share data)	2025	2024	2023
Intangible asset amortization expense	$486	$425	$450
Income tax benefit	101	91	98
Total after income taxes	$384	$335	$353
Per ordinary share - diluted	$0.99	$0.84	$0.89
Consolidated Financial Results

(In millions except for per share data)	2025	Change from 2024	2024	Change from 2023	2023
Net sales	$27,448	10%	$24,878	7%	$23,196
Gross profit	10,317	9%	9,503	13%	8,434
Percent of net sales	37.6%		38.2%		36.4%
Income before income taxes	4,932	8%	4,566	19%	3,827
Net income	4,090	8%	3,798	18%	3,223
Less net income for noncontrolling interests	(3)		(4)		(5)
Net income attributable to Eaton ordinary shareholders	4,087	8%	3,794	18%	3,218
Excluding acquisition and divestiture charges, after-tax	145		26		39
Excluding restructuring program charges, after-tax	103		160		46
Excluding intangible asset amortization expense, after-tax	384		335		353
Adjusted earnings	$4,720	9%	$4,314	18%	$3,657

Net income per share attributable to Eaton ordinary shareholders - diluted	$10.45	10%	$9.50	18%	$8.02
Excluding per share impact of acquisition and divestiture charges, after-tax	0.37		0.06		0.10
Excluding per share impact of restructuring program charges, after-tax	0.26		0.40		0.11
Excluding per share impact of intangible asset amortization expense, after-tax	0.99		0.84		0.89
Adjusted earnings per ordinary share	$12.07	12%	$10.80	18%	$9.12
Net Sales

Changes in Net sales:	2025	2024
Organic growth	8%	8%
Acquisitions of businesses	2%	—%
Foreign currency	—%	(1)%
Total increase in Net sales	10%	7%
2025: Organic sales increased 8% in 2025 due to strength in data center end-markets in the Electrical Americas and Electrical Global business segments, strength in machine OEM and residential end-markets in the Electrical Global business segment, and broad-based strength across all markets in the Aerospace business segment, partially offset by weakness in industrial end-markets in the Electrical Americas and Electrical Global business segments, weakness in the North American truck and light vehicle markets in the Vehicle business segment, and weakness in the North American region in the eMobility business segment.

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
Gross Profit
2025: Gross profit margin decreased from 38.2% in 2024 to 37.6% in 2025. Material factors affecting this decrease were a 280 basis point decline from higher commodity and wage inflation and a 50 basis point decline from higher acquisition and divestiture charges, partially offset by a 260 basis point increase from higher sales.
2024: Gross profit margin increased from 36.4% in 2023 to 38.2% in 2024. Material factors affecting this increase were a 290 basis point increase from higher sales and a 90 basis point increase from operating efficiencies, partially offset by a 100 basis point decline from higher commodity and wage inflation and a 70 basis point decline from higher costs to support growth initiatives.
Income Taxes
During 2025, income tax expense of $841 million was recognized (an effective tax rate of 17.1%) compared to income tax expense of $768 million in 2024 (an effective tax rate of 16.8%) and income tax expense of $604 million in 2023 (an effective tax rate of 15.8%). The increase in the effective tax rate from 16.8% in 2024 to 17.1% in 2025 was primarily due to greater levels of income earned in higher tax jurisdictions. The increase in the effective tax rate from 15.8% in 2023 to 16.8% in 2024 was due to greater levels of income earned in higher tax jurisdictions, partially offset by a larger impact from the excess tax benefits recognized for employee share-based payments and the reduction of valuation allowances on foreign tax attributes.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law in the United States. The OBBBA extends and modifies certain provisions of the 2017 Tax Cuts and Jobs Act and has multiple effective dates, with some provisions beginning in 2025. The OBBBA did not have a material impact on the Company’s consolidated financial statements in 2025. The Company will continue to assess the impact of OBBBA and does not expect the OBBBA to have a material impact on its effective tax rate in future periods.
Net Income
Changes in Net income attributable to Eaton ordinary shareholders and Net income per share attributable to Eaton ordinary shareholders - diluted are summarized as follows:

	2025		2024
(In millions except for per share data)	Dollars	Per share	Dollars	Per share
Prior year	$3,794	$9.50	$3,218	$8.02
Business segment results of operations
Operational performance	601	1.55	730	1.82
Foreign currency	22	0.06	(7)	(0.02)
Corporate
Intangible asset amortization expense	(50)	(0.16)	18	0.05
Restructuring program charges	57	0.14	(114)	(0.29)
Acquisition and divestiture charges	(119)	(0.31)	13	0.04
Other corporate items	(207)	(0.52)	(21)	(0.05)
Tax rate impact	(11)	(0.03)	(45)	(0.11)
Impact of shares		0.22		0.04
Current year	$4,087	$10.45	$3,794	$9.50

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
•Book-to-bill: Average of the ratio of firm customer orders to Net sales for the last four quarters
Electrical Americas

(In millions)	2025	Change from 2024	2024	Change from 2023	2023
Net sales	$13,276	16%	$11,436	13%	$10,098

Operating profit	$3,972	15%	$3,455	29%	$2,675
Operating margin	29.9%		30.2%		26.5%

Changes in Net sales:		2025		2024
Organic growth		12%		13%
Acquisitions of businesses		4%		—%
Total increase in Net sales		16%		13%

			Change from December 31
Performance metrics:	December 31, 2025	December 31, 2024	2025 vs. 2024	2024 vs. 2023
Backlog	$13,246	$10,141	31%	28%
Organic change in backlog			19%	29%
Organic change in customer orders			16%	16%
Book-to-bill	1.2	1.2
The increase in organic sales in 2025 was due to strength in data center end-markets, partially offset by weakness in industrial end-markets. The increase in organic sales in 2024 was due to strength in data center and commercial & institutional end-markets, partially offset by weakness in residential end-markets.
The operating margin decreased from 30.2% in 2024 to 29.9% in 2025. Material factors affecting this decrease were a 380 basis point decline from higher commodity and wage inflation and a 70 basis point decline from higher costs to support growth initiatives, partially offset by a 380 basis point increase from higher sales. The operating margin increased from 26.5% in 2023 to 30.2% in 2024. Material factors affecting this increase were a 560 basis point increase from higher sales and a 150 basis point increase from operating efficiencies, partially offset by a 190 basis point decline from higher costs to support growth initiatives and a 130 basis point decline from higher commodity and wage inflation.

Electrical Global

(In millions)	2025	Change from 2024	2024	Change from 2023	2023
Net sales	$6,815	9%	$6,248	3%	$6,084

Operating profit	$1,323	15%	$1,149	(2)%	$1,176
Operating margin	19.4%		18.4%		19.3%

Changes in Net sales:		2025		2024
Organic growth		7%		4%
Foreign currency		2%		(1)%
Total increase in Net sales		9%		3%

			Change from December 31
Performance metrics:	December 31, 2025	December 31, 2024	2025 vs. 2024	2024 vs. 2023
Backlog	$2,034	$1,704	19%	12%
Organic change in backlog			13%	16%
Organic change in customer orders			6%	4%
Book-to-bill	1.0	1.1
The increase in organic sales in 2025 was due to strength in data center, machine OEM, and residential end-markets, partially offset by weakness in industrial end-markets. Additionally, the increase in organic sales in 2025 was due to strength in the Asia Pacific and European regions and in the Global Energy Infrastructure Solutions (GEIS) business. The increase in organic sales in 2024 was due to strength in data center and utility end-markets, partially offset by weakness in residential end-markets. Additionally, the increase in organic sales in 2024 was due to strength in the Asia Pacific and European regions.
The operating margin increased from 18.4% in 2024 to 19.4% in 2025. Material factors affecting this increase were a 270 basis point increase from higher sales, partially offset by a 230 basis point decline from higher commodity and wage inflation. The operating margin decreased from 19.3% in 2023 to 18.4% in 2024. Material factors affecting this decrease were a 150 basis point decline from higher wage inflation, a 70 basis point decline from the sale of a non-production facility in the third quarter of 2023, a 60 basis point decline from higher support costs, and a 50 basis point decline from unfavorable product mix, partially offset by a 140 basis point increase from operating efficiencies and a 90 basis point increase from higher sales.

Aerospace

(In millions)	2025	Change from 2024	2024	Change from 2023	2023
Net sales	$4,249	13%	$3,744	10%	$3,413

Operating profit	$1,013	18%	$859	10%	$780
Operating margin	23.9%		23.0%		22.9%

Changes in Net sales:		2025		2024
Organic growth		12%		10%
Foreign currency		1%		—%
Total increase in Net sales		13%		10%

			Change from December 31
Performance metrics:	December 31, 2025	December 31, 2024	2025 vs. 2024	2024 vs. 2023
Backlog	$4,316	$3,721	16%	15%
Organic change in backlog			13%	16%
Organic change in customer orders			11%	10%
Book-to-bill	1.1	1.1
The increase in organic sales in 2025 was due to broad-based strength across all markets, with particular strength in military aftermarket. The increase in organic sales in 2024 was due to strength in commercial OEM, commercial aftermarket, and military OEM.
The operating margin increased from 23.0% in 2024 to 23.9% in 2025. Material factors affecting this increase were a 540 basis point increase from higher sales, partially offset by a 260 basis point decline from higher commodity and wage inflation, a 70 basis point decline from operating inefficiencies, a 60 basis point decline from higher costs to support growth initiatives, and a 60 basis point decline from the sale of a production facility in the first quarter of 2024. The operating margin increased from 22.9% in 2023 to 23.0% in 2024. Material factors affecting the operating margin were a 470 basis point increase from higher sales and a 70 basis point increase from the sale of a production facility in the first quarter of 2024, partially offset by a 280 basis point decline from higher commodity and wage inflation, a 180 basis point decline from higher costs to support growth initiatives, and a 70 basis point decline from unfavorable product mix.

Vehicle

(In millions)	2025	Change from 2024	2024	Change from 2023	2023
Net sales	$2,505	(10)%	$2,790	(6)%	$2,965

Operating profit	$419	(17)%	$502	4%	$482
Operating margin	16.7%		18.0%		16.3%

Changes in Net sales:		2025		2024
Organic growth		(10)%		(5)%
Foreign currency		—%		(1)%
Total decrease in Net sales		(10)%		(6)%
The decrease in organic sales in 2025 was due to weakness in the North American truck and light vehicle markets. The decrease in organic sales in 2024 was due to weakness in the North American and European regions, partially offset by strength in the South American region.
The operating margin decreased from 18.0% in 2024 to 16.7% in 2025. Material factors affecting this decrease were a 250 basis point decline from higher commodity and wage inflation and a 60 basis point decline from lower sales, partially offset by a 190 basis point increase from operating efficiencies. The operating margin increased from 16.3% in 2023 to 18.0% in 2024. Material factors affecting this increase were a 190 basis point increase from operating efficiencies and a 60 basis point increase from the sale of a non-production facility in the second quarter of 2024, partially offset by a 70 basis point decrease from lower income from investments in associate companies.
eMobility

(In millions)	2025	Change from 2024	2024	Change from 2023	2023
Net sales	$604	(9)%	$662	4%	$636

Operating loss	$(14)	(100)%	$(7)	67%	$(21)
Operating margin	(2.3)%		(1.0)%		(3.2)%

Changes in Net sales:		2025		2024
Organic growth		(10)%		4%
Foreign currency		1%		—%
Total increase (decrease) in Net sales		(9)%		4%
The decrease in organic sales in 2025 was due to weakness in the North American region. Despite OEM delays in electric vehicle rollouts due to weaker than expected customer demand, organic sales increased in 2024 due to strength in the European region, partially offset by weakness in the North American region.
The operating margin decreased from negative 1.0% in 2024 to negative 2.3% in 2025. Material factors affecting this decrease were a 270 basis point decline from unfavorable product mix, a 240 basis point decline from higher commodity inflation, and a 240 basis point decline from the sale of non-production facilities in the second quarter of 2024, partially offset by a 360 basis point increase from the reimbursement of research and development and support costs by a customer and a 290 basis point increase from operating efficiencies. The operating margin increased from negative 3.2% in 2023 to negative 1.0% in 2024. Material factors affecting this increase were a 510 basis point increase from operating efficiencies, a 350 basis point increase from higher sales, and a 220 basis point increase from the sale of non-production facilities in the second quarter of 2024, partially offset by a 320 basis point decline from higher costs to support growth initiatives, a 300 basis point decline from unfavorable product mix, and a 220 basis point decline from higher commodity and wage inflation.

Corporate Expense

(In millions)	2025	Change from 2024	2024	Change from 2023	2023
Intangible asset amortization expense	$486	14%	$425	(6)%	$450
Interest expense - net	241	85%	130	(14)%	151
Pension and other postretirement benefits income	(19)	(53)%	(40)	(13)%	(46)
Restructuring program charges	133	(34)%	202	254%	57
Other expense - net	941	39%	675	3%	654
Total corporate expense	$1,782	28%	$1,392	10%	$1,266
The material factors affecting the increase in Total corporate expense in 2025 were higher Other expense - net, Interest expense - net, and Intangible asset amortization expense, partially offset by lower Restructuring program charges. The increase in Other expense - net is primarily due to higher acquisition and divestiture costs and tax litigation charges. The material factor affecting the increase in Total corporate expense in 2024 was higher Restructuring program charges.
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
On September 29, 2025, a subsidiary of Eaton entered into a new $3,000 million five-year revolving credit agreement that will expire on September 27, 2030 (New Revolving Credit Agreement), which replaced the $500 million 364-day revolving credit agreement dated September 30, 2024 and $2,500 million five-year revolving credit agreement dated October 3, 2022. The New Revolving Credit Agreement is used to support commercial paper borrowings and is fully and unconditionally guaranteed by Eaton and certain of its direct and indirect subsidiaries on an unsubordinated, unsecured basis. There were no borrowings outstanding under the New Revolving Credit Agreement at December 31, 2025. The Company maintains access to the commercial paper markets through its $3,000 million commercial paper program, of which none was outstanding on December 31, 2025. On February 6, 2026, a subsidiary of Eaton exercised a $1,000 million upsize of the existing $3,000 million five-year revolving credit agreement, increasing the total facility size to $4,000 million. The upsize was executed under the New Revolving Credit Agreement, and the facility’s maturity date remains unchanged at September 27, 2030. Also on February 6, 2026, the Company increased its commercial paper program from $3,000 million to $4,000 million.

On February 6, 2026, a subsidiary of Eaton entered into a senior unsecured delayed-draw term loan facility (Term Credit Agreement) in an aggregate principal amount of up to $8,000 million. The proceeds of the Term Credit Agreement, if drawn, will be used solely by the Company to finance a portion of the expected acquisition of Boyd Thermal. The Term Credit Agreement will mature and be payable in full on December 31, 2026 unless the Term Credit Agreement is terminated earlier pursuant to its terms. The Term Credit Agreement is fully and unconditionally guaranteed by Eaton and certain of its direct and indirect subsidiaries on an unsubordinated, unsecured basis. The Company has not drawn on the Term Credit Agreement.
In addition to the revolving credit facility, the Company also had available lines of credit of $872 million from various banks primarily for the issuance of letters of credit, of which there was $350 million outstanding at December 31, 2025.
Over the course of a year, cash, short-term investments, and short-term debt may fluctuate in order to manage global liquidity. As of December 31, 2025 and 2024, Eaton had cash of $622 million and $555 million, short-term investments of $181 million and $1,525 million, respectively, with $1 million short-term debt as of December 31, 2025 and no short-term debt as of December 31, 2024. Eaton has investment grade credit ratings from the two major rating agencies as reflected in the following ratings assigned to its debt:

Credit Rating Agency (long- /short-term rating)	Rating	Outlook
Standard & Poor's	A-/A-2	Stable outlook
Moody's	A3/P-2	Stable outlook
Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, availability under the existing revolving credit facility, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business, fund capital expenditures and acquisitions of businesses, as well as scheduled payments of long-term debt, for at least the next 12 months and the foreseeable future thereafter.
On April 1, 2025, the Company paid $1.43 billion, net of cash acquired, to acquire Fibrebond Corporation. On August 6, 2025, the Company acquired Resilient Power Systems Inc. for $86 million, including $55 million of cash paid at closing and an initial estimate of $31 million for the fair value of contingent future consideration. In addition, on January 23, 2026, the Company paid $1.53 billion, net of cash acquired, to acquire Ultra PCS Limited and the Company expects to close the acquisition of Boyd Thermal in the second quarter of 2026 for $9.5 billion.
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
Cash Flows
A summary of cash flows is as follows:

(In millions)	2025	Change from 2024	2024	Change from 2024	2023
Net cash provided by operating activities	$4,472	$145	$4,327	$703	$3,624
Net cash used in investing activities	(1,101)	(830)	(271)	2,304	(2,575)
Net cash used in financing activities	(3,173)	763	(3,936)	(3,065)	(871)
Effect of currency on cash	(131)	(79)	(52)	(68)	16
Total increase in cash	$67		$67		$194
Operating Cash Flow
Net cash provided by operating activities increased by $145 million in 2025 compared to 2024. The material factor affecting this increase was higher net income of $292 million.
Net cash provided by operating activities increased by $703 million in 2024 compared to 2023. The material factor affecting this increase was higher net income of $575 million.

Investing Cash Flow
Net cash used in investing activities increased by $830 million in 2025 compared to 2024. Material factors affecting this increase were an increase in cash paid for business acquisitions to $1,490 million in 2025 from $50 million in 2024, and an increase in capital expenditures for property, plant and equipment to $919 million in 2025 from $808 million in 2024, partially offset by sales of short-term investments to $1,339 million in 2025 from $575 million in 2024.
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
Financing Cash Flow
Net cash used in financing activities decreased by $763 million in 2025 compared to 2024. Material factors affecting this decrease were a decrease in repurchase of shares to $1,862 million in 2025 from $2,492 million in 2024, and a decrease in payments on borrowings to $717 million in 2025 from $1,015 million in 2024, partially offset by an increase in cash dividends paid to $1,626 million in 2025 from $1,500 million in 2024.
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
Uses of Cash
Purchases of Goods and Services
The Company purchases goods and services in the normal course of business based on expected usage. For certain purchases, the Company enters into purchase obligations with various vendors, which include short-term and long-term commitments for purchases of raw materials, outstanding non-cancelable purchase orders, releases under blanket purchase orders, and commitments under ongoing service arrangements. As of December 31, 2025, the Company has purchase obligations to support the operation of its business similar to those included in historical cash flow trends.
Capital Expenditures
Capital expenditures were $919 million, $808 million, and $757 million in 2025, 2024, and 2023, respectively. The Company plans to increase capital expenditures over the next several years to expand production capacity across various markets to support anticipated growth. As a result, Eaton expects approximately $1.1 billion in capital expenditures in 2026.
Dividends
Cash dividend payments were $1,626 million, $1,500 million, and $1,379 million in 2025, 2024, and 2023, respectively. On February 26, 2026, Eaton's Board of Directors declared a quarterly dividend of $1.10 per ordinary share, a 6% increase over the dividend paid in the fourth quarter of 2025. The dividend is payable on March 27, 2026 to shareholders of record on March 10, 2026. Payment of quarterly dividends in the future depends upon the Company’s ability to generate net income and operating cash flows, among other factors, and is subject to declaration by the Eaton Board of Directors. The Company intends to continue to pay quarterly dividends in 2026.
Share Repurchases
On February 23, 2022, the Board of Directors adopted a share repurchase program for repurchases of ordinary shares up to $5.0 billion to be made during the three-year period commencing on that date (2022 Program). On February 27, 2025, the Board of Directors renewed the 2022 Program by providing authority for up to $9.0 billion in repurchases to be made during the three-year period commencing on that date (2025 Program). Under the 2025 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During 2025 and 2024, 5.7 million and 7.8 million ordinary shares were repurchased under the 2025 or 2022 Programs in the open market at a total cost of $1.9 billion and $2.5 billion, respectively. During 2023, no ordinary shares were repurchased. At December 31, 2025, there is $7,597 million still available for share repurchase under the 2025 Program. The Company does not intend to pursue share repurchases in 2026 due to the expected acquisition of Boyd Thermal in the second quarter of 2026.

Acquisition of Businesses and Investments in Associate Companies
The Company paid cash of $1,490 million and $50 million in 2025 and 2024, respectively, to acquire businesses. There were no business acquisitions in 2023. The Company paid cash of $16 million, $70 million, and $68 million in 2025, 2024, and 2023, respectively, for investments in associate companies. The Company will continue to focus on deploying its capital toward businesses that provide opportunities for higher growth and strong returns, and align with secular trends and its power management strategies.
Debt
The Company manages a number of short-term and long-term debt instruments, including commercial paper. At December 31, 2025, the Company had Short-term debt of $1 million, Current portion of long-term debt of $1,136 million, and Long-term debt of $8,758 million. The Company believes it has the operating flexibility, cash flow, and access to capital markets to meet scheduled payments of long-term debt. For additional information on financing transactions and debt see Note 9.
Leases
See Note 8 for maturities of lease liabilities.
Unrecognized Income Tax Benefits
At December 31, 2025, the gross unrecognized income tax benefits totaled $1,300 million and interest and penalties were $218 million. Eaton cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities. For additional information about income taxes see Note 12.
Defined Benefits Plans
Pension Plans
During 2025, the fair value of plan assets in the Company’s employee pension plans increased $198 million to $4,191 million at December 31, 2025. The increase in plan assets was primarily due to higher than expected return on plan assets, contributions, and the impact of positive currency translation. At December 31, 2025, the net unfunded position of $497 million in pension liabilities consisted of $587 million in plans that have no funding requirements and $166 million in plans that require funding, offset by $256 million in plans that are overfunded.
Funding requirements are a major consideration in making contributions to Eaton’s pension plans. With respect to the Company’s pension plans worldwide, the Company intends to contribute annually not less than the minimum required by applicable law and regulations. In 2025, $124 million was contributed to the pension plans. The Company anticipates making $98 million of contributions to certain pension plans during 2026. The funded status of the Company’s pension plans at the end of 2026, and future contributions, will depend primarily on the actual return on assets during the year and the discount rate used to calculate certain benefits at the end of the year. For additional information about pension plans see Note 10.
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
Substantially all of the Senior Notes (with limited exceptions), together with the credit facilities described above under Liquidity and Financial Condition (the Credit Facilities), are guaranteed by Eaton and 17 of its subsidiaries. Accordingly, they rank equally with each other. However, because these obligations are not secured, they would be effectively subordinated to any existing or future secured indebtedness of Eaton and its subsidiaries. As of December 31, 2025, Eaton has no material, long-term secured debt. The guaranteed Registered Senior Notes are also structurally subordinated to the liabilities of Eaton's subsidiaries that are not guarantors. Except as described below under Future Guarantors, Eaton is not obligated to cause its subsidiaries to guarantee the Registered Senior Notes.
The table set forth in Exhibit 22 filed with the Form 10-Q filed on August 5, 2025 (10-Q Exhibit 22) and incorporated by reference in this Annual Report on Form 10-K details the primary obligors and guarantors with respect to the guaranteed Registered Senior Notes.
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
The 1994 Indenture does not contain provisions with respect to future guarantors.

Summarized Financial Information of Guarantors and Issuers

(In millions)	December 31, 2025
Current assets	$4,075
Noncurrent assets	13,439
Current liabilities	4,598
Noncurrent liabilities	10,788
Amounts due to subsidiaries that are non-issuers and non-guarantors - net	9,499

(In millions)	2025
Net sales	$16,241
Sales to subsidiaries that are non-issuers and non-guarantors	967
Cost of products sold	11,154
Expense from subsidiaries that are non-issuers and non-guarantors - net	943
Net income	1,515
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
The annual goodwill impairment test was performed using a qualitative analysis in 2025, except for the eMobility reporting unit which used a quantitative analysis in 2025. The annual goodwill impairment test was performed using a quantitative analysis in 2024, except for the Vehicle and eMobility reporting units which used a qualitative analysis in 2024. A qualitative analysis is performed by assessing certain trends and factors, including projected market outlook and growth rates, forecasted and actual sales and operating profit margins, discount rates, industry data, and other relevant qualitative factors. These trends and factors are compared to, and based on, the assumptions used in the most recent quantitative analysis performed for each reporting unit. The results of the qualitative analyses did not indicate a need to perform quantitative analysis.
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
Based on these analyses performed in 2025 and 2024, the fair value of Eaton's reporting units continue to substantially exceed their respective carrying amounts and thus, no impairment exists.
Indefinite Life Intangible Assets
Indefinite life intangible assets consist of certain trademarks. They are evaluated annually for impairment as of July 1 using either a quantitative or qualitative analysis to determine whether their fair values exceed their respective carrying amounts. Indefinite life intangible asset impairment testing for 2025 and 2024 was performed using a quantitative analysis. Determining the fair value of these assets requires significant judgment and the Company uses a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability. Sensitivity analyses were performed around certain of these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values.
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
For 2025 and 2024, the fair value of indefinite lived intangible assets exceeded the respective carrying value.
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
The evaluation and determination of the amount of unrecognized income tax benefits related to uncertain tax positions is complex and involves both the exercise of judgment and the utilization of certain estimates and assumptions. Each tax position carries unique facts and circumstances that must be evaluated in light of current tax laws, regulations, and judicial decisions. Additionally, the ultimate resolution of the majority of Eaton’s unrecognized income tax benefits is dependent upon uncontrollable factors such as the timing of finalizing resolutions of audit disputes through reaching settlement agreements or concluding litigation, or changes in law.
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
Key assumptions used to calculate pension and other postretirement benefits expense are adjusted at each year-end. A 1-percentage point change in the assumed rate of return on pension plan assets is estimated to have approximately a $46 million effect on pension expense. Likewise, a 1-percentage point change in the discount rate is estimated to have approximately a $15 million effect on pension expense. A 1-percentage point change in the assumed rate of return on other postretirement benefits assets is estimated to have less than $1 million effect on other postretirement benefits expense. A 1-percentage point change in the discount rate is estimated to have a $2 million effect on expense for other postretirement benefits plans.
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
Eaton’s ability to access the commercial paper market, and the related cost of these borrowings, is based on the strength of its credit rating and overall market conditions. During 2025, the Company has not experienced any material limitations in its ability to access these sources of liquidity. At December 31, 2025, Eaton had $3,000 million of long-term revolving credit facilities with banks in support of its commercial paper program. There were no borrowings outstanding under these revolving credit facilities.
Interest rate risk can be measured by calculating the short-term earnings impact that would result from adverse changes in interest rates. This exposure results from short-term debt, which includes commercial paper at a floating interest rate, floating rate long-term debt, long-term debt that has been swapped to floating rates, and money market investments that have not been swapped to fixed rates. Based upon the balances of investments and floating rate debt at year end 2025, a 100 basis point increase in short-term interest rates would have decreased the Company’s net, pre-tax interest expense by $8 million.
Eaton also measures interest rate risk by estimating the net amount by which the fair value of the Company’s financial liabilities would change as a result of movements in interest rates. Based on Eaton’s best estimate for a hypothetical, 100 basis point increase in interest rates at December 31, 2025, the market value of the Company’s debt, in aggregate, would decrease by $617 million.
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

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of federal securities laws. These forward-looking statements are based upon management’s current expectations, predictions, estimates, assumptions and beliefs concerning future events and conditions and may discuss, among other things, litigation, expected capital expenditures, future dividend payments, anticipated share repurchases, liquidity, the anticipated closing of acquisitions and the successful integration of such acquisitions, the anticipated separation of the Mobility business, anticipated capital deployment, and expected restructuring program charges and benefits. These statements may also discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to the Company. These statements are not guarantees of future performance, and actual results may differ materially. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “aim,” “anticipate,” “believe,” “could,” “develop,” “endeavor,” “estimate,” “expect,” “forecast,” “goal,” “guidance,” “intend,” “may,” “outlook,” “plan,” “possible,” “potential,” “predict,” “project” “seek,” “should,” “target,” “will,” “would” or other similar words, phrases or expressions. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside of our control.
The following factors could cause actual results to differ materially from those in the forward-looking statements: the impact of acquisitions, joint ventures, and investments and the integration of acquired entities; disruptions by natural disasters, labor strikes, wars, geopolitical instability and/or conflict, political unrest, terrorist activity, economic upheaval, or public health concerns that impact our production facilities; significant inflation or shortages of raw materials, energy, components, and/or labor, or similar challenges for our customers; reliance on suppliers to provide raw materials, components and services; the development and use of artificial intelligence in our business operations, including potential impacts on compliance with law and our reputation; service interruptions, data corruption, loss or impairment, network security and related operational impacts due to cybersecurity attacks; weather disruptions and regulatory, market and social reactions to such disruptions; our ability to identify, attract, develop, engage and retain qualified employees; our ability to complete the anticipated spin-off of our Mobility segment and difficulties and costs in connection therewith; stock price and end market impacts due to technology disruptions; volatility of end markets; continued successful research, development and marketing of new or improved products; geopolitical, economic or other risks arising from worldwide or regional economic conditions; the global nature of Eaton’s business and exposure to economic and political instability, including war or armed conflict, changes in governmental laws, regulations and policies; changes in countries’ trade policies, including the imposition of sanctions or tariffs; changes in our tax rates or tax laws and regulations applicable to our business; rules, regulations, audits and investigations and related compliance risks associated with being a governmental contractor; our ability to protect our intellectual property; litigation and environmental regulations impacting our business; and the other risk factors discussed in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and other reports filed by the Company with the SEC. We disclaim any obligation to update publicly any forward-looking statements, whether in response to new information, future events or otherwise, except as required by applicable law.