Form 10-Q
period 2026-03-31
Eaton Corp plc
filed 2026-05-05
CIK 1551182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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

Not applicable
(Former name, former address and former fiscal year if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares ($0.01 par value)	ETN	New York Stock Exchange
3.850% Senior Notes due 2028	ETN/28	New York Stock Exchange
3.950% Senior Notes due 2029	ETN/29	New York Stock Exchange
4.450% Senior Notes due 2030	ETN/30	New York Stock Exchange
4.200% Senior Notes due 2031	ETN/31	New York Stock Exchange
4.500% Senior Notes due 2033	ETN/33	New York Stock Exchange
3.550% Senior Notes due 2034	ETN/34	New York Stock Exchange
3.625% Senior Notes due 2035	ETN/35	New York Stock Exchange
4.800% Senior Notes due 2036	ETN/36	New York Stock Exchange
4.000% Senior Notes due 2038	ETN/38	New York Stock Exchange
5.450% Senior Notes due 2056	ETN/56	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 388.3 million ordinary shares outstanding as of March 31, 2026.

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended March 31
(In millions except for per share data)	2026	2025
Net sales	$7,451	$6,377

Cost of products sold	4,799	3,930
Selling and administrative expense	1,269	1,048
Research and development expense	211	198
Interest expense - net	106	33
Other income - net	(41)	(9)
Income before income taxes	1,107	1,177
Income tax expense	240	212
Net income	868	965
Less net income for noncontrolling interests	(2)	(1)
Net income attributable to Eaton ordinary shareholders	$866	$964

Net income per share attributable to Eaton ordinary shareholders
Diluted	$2.22	$2.45
Basic	2.23	2.46

Weighted-average number of ordinary shares outstanding
Diluted	389.2	393.6
Basic	388.2	392.2

Cash dividends declared per ordinary share	$1.10	$1.04
The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended March 31
(In millions)	2026	2025
Net income	$868	$965
Less net income for noncontrolling interests	(2)	(1)
Net income attributable to Eaton ordinary shareholders	866	964

Other comprehensive income (loss), net of tax
Currency translation and related hedging instruments	(99)	84
Pensions and other postretirement benefits	30	(3)
Cash flow hedges	(49)	11
Other comprehensive income (loss) attributable to Eaton ordinary shareholders	(118)	92

Total comprehensive income attributable to Eaton ordinary shareholders	$748	$1,056
The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED BALANCE SHEETS

(In millions)	March 31, 2026	December 31, 2025
Assets
Current assets
Cash	$565	$622
Short-term investments	186	181
Accounts receivable - net	6,366	5,387
Inventory	5,146	4,721
Prepaid expenses and other current assets	1,743	1,444
Total current assets	14,005	12,355
Property, plant and equipment
Land and buildings	2,433	2,361
Machinery and equipment	7,885	7,667
Gross property, plant and equipment	10,317	10,028
Accumulated depreciation	(5,743)	(5,712)
Net property, plant and equipment	4,574	4,316
Other noncurrent assets
Goodwill	21,402	15,769
Other intangible assets	11,259	5,054
Operating lease assets	844	768
Deferred income taxes	585	707
Other assets	2,417	2,281
Total assets	$55,085	$41,251

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$2,510	$1
Current portion of long-term debt	84	1,136
Accounts payable	4,910	4,168
Accrued compensation	573	644
Other current liabilities	3,665	3,421
Total current liabilities	11,741	9,370
Noncurrent liabilities
Long-term debt	18,535	8,758
Pension liabilities	670	702
Other postretirement benefits liabilities	160	161
Operating lease liabilities	704	637
Deferred income taxes	1,605	265
Other noncurrent liabilities	1,905	1,889
Total noncurrent liabilities	23,579	12,412
Shareholders’ equity
Ordinary shares (388.3 million outstanding in 2026 and 387.9 million in 2025)	4	4
Capital in excess of par value	12,817	12,837
Retained earnings	11,137	10,702
Accumulated other comprehensive loss	(4,235)	(4,118)
Shares held in trust	(1)	—
Total Eaton shareholders’ equity	19,721	19,425
Noncontrolling interests	44	44
Total equity	19,765	19,469
Total liabilities and equity	$55,085	$41,251
The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31
(In millions)	2026	2025
Operating activities
Net income	$868	$965
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	272	232
Deferred income taxes	37	25
Pension and other postretirement benefits expense	10	9
Contributions to pension plans	(28)	(34)
Contributions to other postretirement benefits plans	(3)	(4)
Changes in working capital	(614)	(913)
Other - net	(35)	(42)
Net cash provided by operating activities	507	238

Investing activities
Capital expenditures for property, plant and equipment	(193)	(147)
Cash paid for acquisition of businesses, net of cash acquired	(11,079)	—
Proceeds from sales of property, plant and equipment	38	49
Investments in nonmarketable securities	(85)	—
Sales (purchases) of short-term investments - net	(13)	1,366
Payments for settlement of currency exchange contracts not designated as hedges - net	(17)	—
Other - net	(25)	(35)
Net cash provided by (used in) investing activities	(11,375)	1,233

Financing activities
Proceeds from borrowings	9,871	—
Payments on borrowings	(1,069)	(3)
Short-term debt, net	2,507	805
Debt issuance costs	(63)	—
Cash dividends paid	(415)	(397)
Exercise of employee stock options	10	7
Repurchase of shares	—	(615)
Employee taxes paid from shares withheld	(44)	(41)
Other - net	(1)	—
Net cash provided by (used in) financing activities	10,796	(244)

Effect of currency on cash	14	(7)
Total increase (decrease) in cash	(58)	1,221
Cash at the beginning of the period	622	555
Cash at the end of the period	$565	$1,777
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
This Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in Eaton’s 2025 Form 10-K. The interim period results are not necessarily indicative of the results to be expected for the full year. Management has evaluated subsequent events through the date this Form 10-Q was filed with the Securities and Exchange Commission.
During the first quarter of 2026, Eaton re-segmented certain business segments due to a reorganization of the Company's businesses. The new segment is Mobility, which consists of the legacy Vehicle and eMobility segments. Historical segment information has been recast to reflect this change.
Certain prior year amounts have been reclassified to conform to the current year presentation.
Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03). This accounting standard requires disaggregated income statement expense disclosures on an annual and interim basis, including inventory purchases, employee compensation, depreciation, and intangible asset amortization for each income statement line item that contains these expenses. The standard also requires disclosure of total selling expenses on an annual and interim basis, and the definition of those expenses disclosed annually. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, and may be applied prospectively or retrospectively. The Company is evaluating the impact of ASU 2024-03 and expects the standard will only impact its disclosures with no material impact to the consolidated financial statements.
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

Note 2.    ACQUISITIONS AND DIVESTITURE OF BUSINESSES
Acquisition of Fibrebond Corporation
On April 1, 2025, Eaton acquired Fibrebond Corporation (Fibrebond) for $1.43 billion, net of cash acquired. Fibrebond is a U.S. based designer and builder of pre-integrated modular power enclosures for data center, industrial, utility and communications customers. Fibrebond is reported within the Electrical Americas business segment.
The acquisition of Fibrebond has been accounted for using the acquisition method of accounting which requires the assets acquired and liabilities assumed be recognized at their respective fair values on the acquisition date. During the measurement period, which ended in March 2026, opening balance sheet adjustments were made to finalize Eaton's fair value estimates based on the final valuations received, which are summarized in the table below. The measurement period adjustments did not have a material impact to the Consolidated Statements of Income.

(In millions)	Preliminary Allocation	Measurement Period Adjustments	Final Allocation
Accounts receivable	$50	$(6)	$44
Inventory	96	5	101
Prepaid expenses and other current assets	72	(5)	67
Property, plant and equipment	104	13	117
Other intangible assets	709	6	715
Other assets	3	—	3
Accounts payable	(48)	—	(48)
Other current liabilities	(106)	26	(80)
Other noncurrent liabilities	(2)	(23)	(25)
Total identifiable net assets	878	16	894
Goodwill	572	(31)	541
Total consideration, net of cash received	$1,450	$(15)	$1,435
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the anticipated synergies of acquiring Fibrebond. Goodwill recognized as a result of the acquisition is deductible for tax purposes. The estimated fair value of the customer relationships, technology, trademarks and backlog intangible assets of $410 million, $171 million, $74 million and $60 million, respectively were determined using either the relief-from-royalty model or the multi-period excess earnings model, which are discounted cash flow models that rely on the Company's estimates. These estimates require judgment of future revenue growth rates, future margins, and the applicable weighted-average cost of capital used to discount those estimated cash flows. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market holders of a business enterprise. The estimated useful lives for the customer relationships, technology, trademarks and backlog intangible assets were 17 years, 9 years, 17 years and 2 years, respectively. See Note 6 for additional information about goodwill.
As part of the acquisition, Eaton assumed $240 million of employee transaction and retention awards. Awards vest in six equal annual installments starting in the second quarter of 2025, subject to continued employment with Eaton. Forfeited employee awards are paid to former Fibrebond shareholders annually. Eaton recognizes compensation expense for the awards over the requisite service period and any employee forfeitures owed to former Fibrebond shareholders are expensed immediately in Other income - net. During the first quarter of 2026, compensation expense of $10 million, $3 million and $1 million were included in Costs of products sold, Selling and administrative expense, and Other income - net, respectively, on the Consolidated Statements of Income.

Acquisition of Resilient Power Systems Inc.
On August 6, 2025, Eaton acquired Resilient Power Systems Inc. (Resilient), a leading North American developer and manufacturer of innovative energy solutions, including solid-state transformer-based technology. Resilient was acquired for $86 million, including $55 million of cash paid at closing and an initial estimate of $31 million for the fair value of contingent future consideration based on 2025 through 2028 revenue performance and achievement of technology-based milestones. The fair value of contingent consideration liabilities is estimated by discounting contingent payments expected to be made, and may increase or decrease based on changes in milestone achievements and discount rates, with a maximum possible undiscounted value of $45 million. As of March 31, 2026, the fair value of the contingent future payments is $32 million. Resilient is reported within the Electrical Americas business segment.
As part of the acquisition, Eaton assumed employee incentives with a maximum payout of $50 million contingent upon achievement of the same revenue performance and technology-based milestones, as well as continued employment with Eaton. The incentives will be paid over three years, starting in 2026 and concluding in 2028. As of March 31, 2026, the Company expects to pay $50 million of employee incentives based on the estimated probability of the milestones being achieved. Compensation expense will be recognized over the requisite service period. During the first quarter of 2026, compensation expense of $11 million was included in Selling and administrative expense on the Consolidated Statements of Income.
Investment in SPAN
On January 15, 2026, Eaton invested $75 million in SPAN for a stake of approximately 7 percent. SPAN is a manufacturer of smart panel and power controls technology to further enable affordable home electrification at scale. Eaton accounts for this nonmarketable investment at cost, less impairment, adjusted for observable price changes. The investment is included in Other assets on the Consolidated Balance Sheets.
Acquisition of Ultra PCS Limited
On January 23, 2026, Eaton acquired Ultra PCS Limited (Ultra PCS) for $1.53 billion, net of cash acquired. Ultra PCS is headquartered in the U.K. with operations in the U.K. and the U.S. Ultra PCS produces electronic controls, sensing, stores ejection and data processing solutions, enabling mission success for global aerospace customers in the air and on the ground. Ultra PCS is reported within the Aerospace business segment.
The acquisition of Ultra PCS has been accounted for using the acquisition method of accounting which requires the assets acquired and liabilities assumed be recognized at their respective fair values on the acquisition date. The table below summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed on the acquisition date. These preliminary estimates will continue to be revised during the measurement period as third-party valuations are received and finalized, further information becomes available and additional analyses are performed. These differences could have a material impact on Eaton's preliminary purchase price allocation.

(In millions)	January 23, 2026
Accounts receivable	$38
Inventory	65
Prepaid expenses and other current assets	26
Property, plant and equipment	21
Other intangible assets	798
Other assets	4
Accounts payable	(13)
Other current liabilities	(77)
Other noncurrent liabilities	(170)
Total identifiable net assets	692
Goodwill	837
Total consideration, net of cash received	$1,529
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the anticipated synergies of acquiring Ultra PCS. As a result of the acquisition, goodwill of $99 million recognized in the United States is expected to be deductible for tax purposes. Other intangible assets of $798 million are expected to include customer relationships, technology and backlog. Given the timing of the acquisition, Eaton utilized a benchmarking approach based on similar acquisitions to determine the preliminary fair values for intangible assets. See Note 6 for additional information about goodwill.

The Company incurred $17 million of acquisition related transaction costs during the first quarter of 2026 for Ultra PCS that were included in Selling and administrative expense on the Consolidated Statements of Income.
Eaton's 2026 condensed consolidated financial statements include Ultra PCS results of operations, including segment operating profit of $13 million on sales of $48 million, from the date of acquisition through March 31, 2026.
Acquisition of Boyd Thermal
On March 12, 2026, Eaton acquired Boyd Thermal for $9.55 billion, net of cash acquired. Boyd Thermal is a U.S. based global leader in thermal components, systems, and ruggedized solutions for data center, aerospace and other end-markets. Boyd Thermal employs more than 6,000 people with manufacturing sites across North America, Asia, and Europe. Boyd Thermal is reported within the Electrical Global business segment.
The acquisition of Boyd Thermal has been accounted for using the acquisition method of accounting which requires the assets acquired and liabilities assumed be recognized at their respective fair values on the acquisition date. The table below summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed on the acquisition date. These preliminary estimates will continue to be revised during the measurement period as third-party valuations are received and finalized, further information becomes available and additional analyses are performed. These differences could have a material impact on Eaton's preliminary purchase price allocation.

(In millions)	March 12, 2026
Accounts receivable	$365
Inventory	238
Prepaid expenses and other current assets	18
Property, plant and equipment	190
Other intangible assets	5,587
Other assets	43
Accounts payable	(307)
Other current liabilities	(47)
Other noncurrent liabilities	(1,439)
Total identifiable net assets	4,648
Goodwill	4,901
Total consideration, net of cash received	$9,549
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the anticipated synergies of acquiring Boyd Thermal. Goodwill recognized as a result of the acquisition is not expected to be deductible for tax purposes. Other intangible assets of $5,587 million are expected to include customer relationships, technology and backlog. Given the timing of the acquisition, Eaton utilized a benchmarking approach based on similar acquisitions to determine the preliminary fair values for intangible assets. See Note 6 for additional information about goodwill.
The Company incurred $35 million of acquisition related transaction costs during the first quarter of 2026 for Boyd Thermal that were included in Selling and administrative expense on the Consolidated Statements of Income.
Eaton's 2026 condensed consolidated financial statements include Boyd Thermal results of operations, including segment operating profit of $24 million on sales of $92 million, from the date of acquisition through March 31, 2026.
Spin-off of Mobility business
On January 26, 2026, Eaton announced its intention to pursue a spin-off of its Mobility business, which consists of the Mobility business segment, into an independent, publicly traded company. Eaton expects to complete the anticipated spin-off by the end of the first quarter of 2027, subject to customary legal and regulatory requirements and approvals, including final approval of the Company’s Board of Directors and effectiveness of a Form 10 registration statement filed with the Securities and Exchange Commission. The planned spin-off is expected to be completed in a manner that is tax-free to Eaton ordinary shareholders for U.S. federal income tax purposes.

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
The following table provides disaggregated sales by lines of businesses, geographic destination, market channel or end market, as applicable, for the Company's business segments:

	Three months ended March 31
(In millions)	2026	2025
Electrical Americas
Products	$1,020	$743
Systems	2,580	2,267
Total	$3,600	$3,010

Electrical Global
Products	$1,056	$938
Systems	889	672
Total	$1,945	$1,610

Aerospace
Original Equipment Manufacturers	$408	$386
Aftermarket	446	350
Industrial and Other	285	242
Total	$1,139	$979

Mobility
Vehicle	$614	$617
eMobility	153	162
Total	$766	$779

Total net sales	$7,451	$6,377
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (revenue recognized exceeds amount billed to the customer), and deferred revenue (advance payments and billings in excess of revenue recognized). Accounts receivable from customers were $5,709 million and $4,682 million at March 31, 2026 and December 31, 2025, respectively. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. These assets and liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Unbilled receivables were $933 million and $759 million at March 31, 2026 and December 31, 2025, respectively, and are recorded in Prepaid expenses and other current assets. The increase in unbilled receivables reflects higher revenue recognized and not yet billed from increased business activity in 2026, higher revenue recognized over time in 2026, and unbilled receivables associated with the Ultra PCS acquisition.

Changes in the deferred revenue liabilities are as follows:

(In millions)	Deferred Revenue
Balance at January 1, 2026	$923
Customer deposits and billings	1,233
Revenue recognized in the period	(1,088)
Deferred revenue from business acquisitions	51
Translation	(6)
Balance at March 31, 2026	$1,113

(In millions)	Deferred Revenue
Balance at January 1, 2025	$618
Customer deposits and billings	853
Revenue recognized in the period	(813)
Translation	7
Balance at March 31, 2025	$665
Deferred revenue liabilities of $1,088 million and $899 million as of March 31, 2026 and December 31, 2025, respectively, were included in Other current liabilities on the Consolidated Balance Sheets with the remaining balance presented in Other noncurrent liabilities.
A significant portion of open orders placed with Eaton are by customers of electrical products and electrical system and services, original equipment manufacturers or distributors. These open orders are not considered firm as they have been historically subject to releases by customers. In measuring backlog of unsatisfied or partially satisfied obligations, only the amount of orders to which customers are firmly committed are included. Using this criterion, total backlog at March 31, 2026 was approximately $22.8 billion. At March 31, 2026, approximately 68% of this backlog is targeted for delivery to customers in the next twelve months and the rest thereafter.

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
Accounts receivable are net of an allowance for credit losses of $58 million and $57 million at March 31, 2026 and December 31, 2025, respectively. The change in the allowance for credit losses includes expense and net write-offs, none of which are significant.

Note 5.    INVENTORY
Inventory is carried at lower of cost or net realizable value using the first-in, first-out (FIFO) method. The components of inventory are as follows:

(In millions)	March 31, 2026	December 31, 2025
Raw materials	$1,932	$1,726
Work-in-process	1,262	1,034
Finished goods	1,951	1,961
Total inventory	$5,146	$4,721

Note 6.    GOODWILL
Changes in the carrying amount of goodwill by business segment are as follows:

(In millions)	January 1, 2026	Additions	Translation	March 31, 2026
Electrical Americas	$8,010	$1	$(3)	$8,008
Electrical Global	4,156	4,901	(57)	9,001
Aerospace	2,977	837	(46)	3,768
Mobility	626	—	(1)	625
Total	$15,769	$5,739	$(106)	$21,402
During the first quarter of 2026, Eaton re-segmented certain business segments due to a reorganization of the Company's businesses. The new segment is Mobility, which consists of the legacy Vehicle and eMobility segments. The Company's reporting units are equivalent to the business segments, except for the Aerospace segment which continues to have two reporting units.
As a result of the re-segmentation, the goodwill of the legacy Vehicle and eMobility reporting units was combined and assigned to the new Mobility reporting unit. The re-segmentation did not result in a reallocation of goodwill using a relative fair value methodology, as the re-segmentation resulted in a combination of previously existing reporting units and did not change the composition of other reporting units.
The 2026 additions to goodwill relate primarily to the anticipated synergies of acquiring Boyd Thermal and Ultra PCS. The allocation of the purchase price from the Resilient, Ultra PCS and Boyd Thermal acquisitions are preliminary and will be completed during the measurement period.

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
The changes in SCF obligations are as follows:

(In millions)	SCF Obligations
Balance at January 1, 2026	$543
Invoices confirmed during the period	567
Invoices paid during the period	(480)
Translation	(1)
Balance at March 31, 2026	$629

(In millions)	SCF Obligations
Balance at January 1, 2025	$398
Invoices confirmed during the period	390
Invoices paid during the period	(365)
Translation	1
Balance at March 31, 2025	$424

Note 8.    DEBT
On February 6, 2026, Eaton Corporation, a subsidiary of Eaton, exercised a $1,000 million upsize of the existing $3,000 million five-year revolving credit agreement, increasing the total facility size to $4,000 million. The facility’s maturity date remains unchanged at September 27, 2030. The revolving credit facility is used to support commercial paper borrowings and is fully and unconditionally guaranteed by Eaton and certain of its direct and indirect subsidiaries on an unsubordinated, unsecured basis. There were no borrowings outstanding under the revolving credit facility at March 31, 2026. Also on February 6, 2026, the Company increased its commercial paper program from $3,000 million to $4,000 million. The Company maintains access to the commercial paper markets through its $4,000 million commercial paper program, of which $2,497 million was outstanding on March 31, 2026.
On March 6, 2026, Eaton Corporation, a subsidiary of Eaton, issued notes (2026 U.S. Notes) with an aggregate face amount of $8,500 million. The 2026 U.S. Notes are comprised of six tranches: 3.850% notes due 2028 in the amount of $1,500 million; 3.950% notes due 2029 in the amount of $1,500 million; 4.200% notes due 2031 in the amount of $1,500 million; 4.500% notes due 2033 in the amount of $1,000 million; 4.800% notes due 2036 in the amount of $2,000 million; and 5.450% notes due 2056 in the amount of $1,000 million. Interest is payable semi-annually. The issuer received proceeds totaling $8,428 million from the 2026 U.S. Notes issuance, net of financing costs and discounts. The 2026 U.S. Notes are fully and unconditionally guaranteed on an unsubordinated, unsecured basis by Eaton and certain of its direct and indirect subsidiaries. The U.S. 2026 Notes contain customary optional redemption and par call provisions. The U.S. 2026 Notes also contain a change of control provision which requires the Company to make an offer to purchase all or any part of the 2026 U.S. Notes at a purchase price of 101% of the principal amount plus accrued and unpaid interest. The capitalized deferred financing fees are amortized in Interest expense - net over the respective terms of the 2026 U.S. Notes. The 2026 U.S. Notes are subject to customary non-financial covenants.
On March 10, 2026, Eaton Capital Unlimited Company, a subsidiary of Eaton, issued Euro denominated notes (2026 Euro Notes) with an aggregate face amount of €1,200 million ($1,390 million). The 2026 Euro Notes are comprised of two tranches of €600 million each, which mature in 2034 and 2038, with interest payable annually at a respective rate of 3.550% and 4.000% per annum. The issuer received proceeds totaling €1,191 million ($1,380 million) from the 2026 Euro Notes issuance, net of financing costs and discounts. The 2026 Euro Notes are fully and unconditionally guaranteed on an unsubordinated, unsecured basis by Eaton and certain of its direct and indirect subsidiaries. The 2026 Euro Notes contain customary optional redemption and par call provisions. The 2026 Euro Notes also contain a change of control provision which requires the Company to make an offer to purchase all or any part of the 2026 Euro Notes at a purchase price of 101% of the principal amount plus accrued and unpaid interest. The capitalized deferred financing fees are amortized in Interest expense - net over the respective terms of the 2026 Euro Notes. The 2026 Euro Notes are subject to customary non-financial covenants.
On March 6, 2026, Eaton Corporation, a subsidiary of Eaton, terminated the $8,000 million senior unsecured delayed-draw term loan facility (Term Credit Agreement) entered into on February 6, 2026. No loans were outstanding as of the date of termination and the Company incurred no fees or penalties in connection with the termination. The Term Credit Agreement was terminated in connection with the issuance of the 2026 U.S. Notes and 2026 Euro Notes.

Note 9.    RETIREMENT BENEFITS PLANS
The components of retirement benefits expense (income) are as follows:

	United States pension benefit expense		Non-United States pension benefit expense		Other postretirement benefits expense (income)
	Three months ended March 31
(In millions)	2026	2025	2026	2025	2026	2025
Service cost	$1	$4	$13	$11	$—	$—
Interest cost	30	34	23	21	2	2
Expected return on plan assets	(48)	(48)	(33)	(31)	—	—
Amortization	6	4	5	4	(2)	(3)
	(11)	(6)	8	5	—	(1)
Settlements	12	9	1	2	—	—
Total expense (income)	$1	$3	$9	$7	$—	$(1)
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

Note 11.    INCOME TAXES
The effective income tax rate for the first quarter of 2026 was expense of 21.6% compared to expense of 18.0% for the first quarter of 2025. The increase in the effective tax rate in the first quarter of 2026 was primarily due to greater levels of income in higher tax jurisdictions and the fact that the effective tax rate for the first quarter of 2025 included a reduction in the amount of foreign unrecognized tax benefits.

Note 12.    EATON SHAREHOLDERS' EQUITY
The changes in Shareholders’ equity are as follows:

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at January 1, 2026	387.9	$4	$12,837	$10,702	$(4,118)	$—	$19,425	$44	$19,469
Net income	—	—	—	866	—	—	866	2	868
Other comprehensive loss, net of tax					(118)		(118)		(118)
Cash dividends paid and accrued	—	—	—	(431)	—	—	(431)	(1)	(432)
Issuance of shares under equity-based compensation plans	0.4	—	(21)	—	—	(1)	(21)	—	(21)
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2026	388.3	$4	$12,817	$11,137	$(4,235)	$(1)	$19,721	$44	$19,765

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at January 1, 2025	392.9	$4	$12,731	$10,096	$(4,342)	$(1)	$18,488	$43	$18,531
Net income	—	—	—	964	—	—	964	1	965
Other comprehensive income, net of tax					92		92		92
Cash dividends paid and accrued	—	—	—	(411)	—	—	(411)	(2)	(413)
Issuance of shares under equity-based compensation plans	0.4	—	(19)	—	—	—	(19)	—	(19)
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(1)	(1)
Repurchase of shares	(1.9)	—	—	(608)	—	—	(608)	—	(608)
Balance at March 31, 2025	391.3	$4	$12,711	$10,041	$(4,250)	$(1)	$18,506	$41	$18,547
On February 23, 2022, the Board of Directors adopted a share repurchase program for repurchases of ordinary shares up to $5.0 billion to be made during the three-year period commencing on that date (2022 Program). On February 27, 2025, the Board of Directors renewed the 2022 Program by providing authority for up to $9.0 billion in repurchases to be made during the three-year period commencing on that date (2025 Program). Under the 2025 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During the three months ended March 31, 2026, no ordinary shares were repurchased. During the three months ended March 31, 2025, 1.9 million ordinary shares were repurchased under the 2025 Program and the 2022 Program in the open market at a total cost of $608 million.
The changes in Accumulated other comprehensive loss are as follows:

(In millions)	Currency translation and related hedging instruments	Pensions and other postretirement benefits	Cash flow hedges	Total
Balance at January 1, 2026	$(3,159)	$(1,062)	$102	$(4,118)
Other comprehensive income (loss) before reclassifications	(95)	9	(42)	(128)
Amounts reclassified from Accumulated other comprehensive loss (income)	(4)	21	(7)	10
Net current-period Other comprehensive income (loss)	(99)	30	(49)	(118)
Balance at March 31, 2026	$(3,257)	$(1,032)	$53	$(4,235)

The reclassifications out of Accumulated other comprehensive loss are as follows:

(In millions)	Three months ended March 31, 2026		Consolidated Statements of Income classification
Gains and (losses) on net investment hedges (amount excluded from effectiveness testing)
Currency exchange contracts	$4		Interest expense - net
Tax expense	—
Total, net of tax	4

Amortization of defined benefits pensions and other postretirement benefits items
Actuarial loss and prior service cost	(22)	1
Tax benefit	1
Total, net of tax	(21)

Gains and (losses) on cash flow hedges
Floating-to-fixed interest rate swaps	3		Interest expense - net
Currency exchange contracts	6		Net sales and Cost of products sold
Tax expense	(2)
Total, net of tax	7

Total reclassifications for the period	$(10)
1 These components of Accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 9 for additional information about pension and other postretirement benefits items.
Net Income Per Share Attributable to Eaton Ordinary Shareholders
A summary of the calculation of net income per share attributable to Eaton ordinary shareholders is as follows:

	Three months ended March 31
(In millions except for per share data)	2026	2025
Net income attributable to Eaton ordinary shareholders	$866	$964

Weighted-average number of ordinary shares outstanding - diluted	389.2	393.6
Less dilutive effect of equity-based compensation	1.0	1.4
Weighted-average number of ordinary shares outstanding - basic	388.2	392.2

Net income per share attributable to Eaton ordinary shareholders
Diluted	$2.22	$2.45
Basic	2.23	2.46
For the first quarter of 2026 and 2025, all stock options were included in the calculation of diluted net income per share attributable to Eaton ordinary shareholders because they were all dilutive.

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
A summary of financial instruments and contingent consideration recognized at fair value, and the fair value measurements used, is as follows:

(In millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
March 31, 2026
Cash	$565	$565	$—	$—
Short-term investments	186	186	—	—
Derivative contract assets	19	—	19	—
Derivative contract liabilities	(61)	—	(61)	—
Contingent future payments from acquisition of Resilient Power Systems Inc. (Note 2)	(32)	—	—	(32)

December 31, 2025
Cash	$622	$622	$—	$—
Short-term investments	181	181	—	—
Derivative contract assets	26	—	26	—
Derivative contract liabilities	(64)	—	(64)	—
Contingent future payments from acquisition of Resilient Power Systems Inc. (Note 2)	(31)	—	—	(31)
Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities.
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $18,619 million and fair value of $18,065 million at March 31, 2026 compared to $9,894 million and $9,587 million, respectively, at December 31, 2025. The fair value of Eaton's debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and is considered a Level 2 fair value measurement.

Note 14.    RESTRUCTURING CHARGES
During the first quarter of 2024, Eaton implemented a multi-year restructuring program to accelerate opportunities to optimize its operations and global support structure. These actions will better align the Company's functions to support anticipated growth and drive greater effectiveness throughout the Company. Since the inception of the program, the Company has incurred charges of $374 million. This restructuring program is expected to be completed in 2026 and is expected to incur additional expenses related to workforce reductions of $78 million and plant closing and other costs of $24 million, resulting in total estimated charges of $475 million for the entire program.
A summary of restructuring program charges is as follows:

	Three months ended March 31
(In millions except for per share data)	2026	2025
Workforce reductions	$24	$13
Plant closing and other	14	6
Total before income taxes	39	18
Income tax benefit	8	4
Total after income taxes	$30	$14
Per ordinary share - diluted	$0.08	$0.04
Restructuring program charges (income) related to the following business segments:

	Three months ended March 31		Restructuring program charges incurred from inception through
(In millions)	2026	2025	March 31, 2026
Electrical Americas	$1	$1	$28
Electrical Global	31	14	182
Aerospace	(1)	—	19
Mobility	5	3	100
Corporate	2	1	45
Total	$39	$18	$374
A summary of liabilities related to workforce reductions, plant closing, and other associated costs is as follows:

(In millions)	Workforce reductions	Plant closing and other	Total
Balance at January 1, 2024	$35	$6	$41
Liability recognized, net	120	83	202
Payments, utilization and translation	(59)	(81)	(141)
Balance at December 31, 2024	96	7	103
Liability recognized, net[1]	81	52	133
Payments, utilization and translation	(67)	(51)	(118)
Balance at December 31, 2025	109	8	118
Liability recognized, net	24	14	39
Payments, utilization and translation	(18)	(14)	(33)
Balance at March 31, 2026	$115	$8	$123
1The restructuring program liability was adjusted by $12 million in the fourth quarter of 2025 primarily related to true-ups for completed workforce reductions in the Mobility business segment.
These restructuring program charges (income) were included in Cost of products sold, Selling and administrative expense, Research and development expense, or Other income - net, as appropriate. In Business Segment Information, these restructuring program charges are treated as Corporate items. See Note 15 for additional information about business segments.

Note 15.    BUSINESS SEGMENT INFORMATION
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance. The Company's chief operating decision maker is the chief executive officer. Operating profit includes the operating profit from intersegment sales. For additional information regarding Eaton's business segments, see Note 18 to the consolidated financial statements contained in the 2025 Form 10-K.
The chief operating decision maker uses segment operating profit as an input to assess segment performance and determine appropriate resource allocations, including capital, financial, and employee resources. Segment operating profit results are regularly evaluated versus annual profit plan, forecast and/or prior year.
Other segment items are primarily comprised of Cost of products sold, Selling and administrative expense, Research and development expense, depreciation of property, plant and equipment, and certain items included in Other income – net on the Consolidated Statements of Income. The Company's chief operating decision maker manages these items on a consolidated basis.
During the first quarter of 2026, Eaton re-segmented certain business segments due to a reorganization of the Company's businesses. The new segment is Mobility, which includes the legacy Vehicle and eMobility segments. Historical segment information has been recast to reflect this change. Eaton's segments as of March 31, 2026 are as follows:
Electrical Americas and Electrical Global
The Electrical Americas segment consists of electrical components, industrial components, power distribution and assemblies, residential products, single phase power quality and connectivity, three phase power quality, wiring devices, circuit protection, utility power distribution, power reliability equipment, and services that are primarily produced and sold in North and South America. The Electrical Global segment consists of electrical components, industrial components, power distribution and assemblies, single phase and three phase power quality, and services that are primarily produced and sold outside of North and South America; as well as hazardous duty electrical equipment, cooling products, emergency lighting, fire detection, intrinsically safe explosion-proof instrumentation, and structural support systems that are produced and sold globally. The principal markets for these segments are commercial & institutional, data centers and distributed IT, industrial, utilities, residential, and machinery OEMs. These products are used wherever there is a demand for electrical power in data centers, utilities, industrial and energy facilities, commercial buildings, apartment and office buildings, hospitals, factories, and residencies. The segments share certain common global customers, but a large number of customers are located regionally. Sales are made through distributors, resellers, and manufacturers’ representatives, as well as directly to original equipment manufacturers, utilities, and certain other end users.
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
Mobility
The Mobility segment designs, manufactures, markets, and supplies a broad portfolio of mechanical, electrical, and electronic systems that improve emissions, fuel economy, power management, performance, and safety across on‑road and off‑road vehicles. The Mobility segment serves global OEMs and aftermarket customers with solutions spanning internal combustion, hybrid, and electrified powertrains, including transmissions and transmission components, clutches, differentials, hybrid systems, engine valves, fuel and vapor components, as well as high‑voltage inverters and converters, power electronics, circuit protection, vehicle controls, and power distribution systems. The principal markets for the Mobility segment are OEM and aftermarket customers of heavy-, medium-, and light‑duty trucks, SUVs, CUVs, passenger cars, construction, agricultural, material handling, and mining equipment.

Business Segment Information

	Three months ended March 31
(In millions)	2026	2025
Net sales
Electrical Americas	$3,600	$3,010
Electrical Global	1,945	1,610
Aerospace	1,139	979
Mobility	766	779
Total net sales	$7,451	$6,377

Other segment items
Electrical Americas	$2,678	$2,106
Electrical Global	1,572	1,310
Aerospace	835	753
Mobility	677	688
Total other segment items	$5,761	$4,855

Segment operating profit
Electrical Americas	$922	$904
Electrical Global	373	300
Aerospace	304	226
Mobility	89	91
Total segment operating profit	1,690	1,522

Corporate
Intangible asset amortization expense	(140)	(106)
Interest expense - net	(106)	(33)
Pension and other postretirement benefits income	4	5
Restructuring program charges	(39)	(18)
Other expense - net	(302)	(193)
Income before income taxes	1,107	1,177
Income tax expense	240	212
Net income	868	965
Less net income for noncontrolling interests	(2)	(1)
Net income attributable to Eaton ordinary shareholders	$866	$964

(In millions)	March 31, 2026	December 31, 2025
Identifiable assets
Electrical Americas	$6,863	$6,283
Electrical Global	4,996	3,852
Aerospace	3,033	2,684
Mobility	2,710	2,708
Total identifiable assets	17,601	15,526
Goodwill	21,402	15,769
Other intangible assets	11,259	5,054
Corporate	4,823	4,902
Total assets	$55,085	$41,251

	Three months ended March 31
(In millions)	2026	2025
Capital expenditures for property, plant and equipment
Electrical Americas	$86	$57
Electrical Global	57	40
Aerospace	18	17
Mobility	16	21
Total	177	136
Corporate	16	11
Total expenditures for property, plant and equipment	$193	$147

	Three months ended March 31
(In millions)	2026	2025
Depreciation of property, plant and equipment
Electrical Americas	$37	$31
Electrical Global	29	26
Aerospace	20	18
Mobility	28	31
Total	113	105
Corporate	9	10
Total depreciation of property, plant and equipment	$122	$115

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
During the first quarter of 2026, Eaton re-segmented certain business segments due to a reorganization of the Company's businesses. The new segment is Mobility, which consists of the legacy Vehicle and eMobility segments. Historical segment information has been recast to reflect this change.

Portfolio Changes
The Company continues to actively manage its portfolio of businesses to deliver on its strategic objectives. The Company is focused on deploying its capital toward businesses that provide opportunities for above-market growth and strong returns, and that align with secular trends and its power management strategies. During 2025 and 2026, Eaton completed several transactions to strengthen its portfolio.

Acquisitions of businesses	Date of acquisition	Business segment
Fibrebond Corporation	April 1, 2025	Electrical Americas
A U.S. based designer and builder of pre-integrated modular power enclosures for data center, industrial, utility and communications customers.

Resilient Power Systems, Inc.	August 6, 2025	Electrical Americas
A leading North American developer and manufacturer of innovative energy solutions, including solid-state transformer-based technology.

Ultra PCS Limited	January 23, 2026	Aerospace
Producer of electronic controls, sensing, stores ejection and data processing solutions with operations in the U.K. and U.S.

Boyd Thermal	March 12, 2026	Electrical Global
A U.S. based global leader in thermal components, systems, and ruggedized solutions for data center, aerospace and other end-markets.
On January 26, 2026, Eaton announced its intention to pursue a spin-off of its Mobility business, which consists of the Mobility business segment, into an independent, publicly traded company. Eaton expects to complete the anticipated spin-off by the end of the first quarter of 2027, subject to customary legal and regulatory requirements and approvals, including final approval of the Company’s Board of Directors and effectiveness of a Form 10 registration statement filed with the Securities and Exchange Commission. The planned spin-off is expected to be completed in a manner that is tax-free to Eaton ordinary shareholders for U.S. federal income tax purposes.
Additional information related to acquisitions of businesses is presented in Note 2.
IEEPA Tariffs
On February 20, 2026, the U.S. Supreme Court issued a ruling invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act (IEEPA), and thereafter, the Court of International Trade (CIT) ordered the Customs and Border Protection (CBP) to develop a process to refund tariffs imposed under IEEPA. We are evaluating the impact of these developments on our business and financial statements and cannot reasonably estimate the financial impact nor deem such impact probable. Some of the factors considered in our evaluation include the uncertainty as to the extent tariffs will be refunded by CBP, what processes will govern such refunds, or if such refunds are fully collectable. No amounts have been recorded in the condensed consolidated financial statements as of March 31, 2026 given the uncertainty regarding the potential refund process.

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
Acquisition and Divestiture Charges
Eaton incurs integration charges and transaction costs to acquire and integrate businesses, and transaction, separation and other costs to divest and exit businesses. Eaton also recognizes gains and losses on the sale of businesses. A summary of these Corporate items is as follows:

	Three months ended March 31
(In millions except for per share data)	2026	2025
Acquisition integration, divestiture charges and transaction costs	$109	$10
Income tax benefit	21	2
Total after income taxes	$87	$8
Per ordinary share - diluted	$0.22	$0.02
Acquisition integration, divestiture charges and transaction costs in 2026 and 2025 are primarily related to the following:

•The acquisitions of Fibrebond Corporation, Resilient Power Systems Inc., Ultra PCS Limited, Boyd Thermal, and Exertherm, the anticipated spin-off of the Mobility business, transactions completed prior to 2023, and other charges to acquire and exit businesses.
•Employee transaction and retention award compensation expense related to the acquisition of Fibrebond of $14 million in the first quarter of 2026.
•Employee incentive compensation expense related to the acquisition of Resilient of $11 million in the first quarter of 2026.
Charges in 2026 and 2025 were included in Cost of products sold, Selling and administrative expense, or Other income - net. In Business Segment Information in Note 15, the charges were included in Other expense - net.
Restructuring Programs
During the first quarter of 2024, Eaton implemented a multi-year restructuring program to accelerate opportunities to optimize its operations and global support structure. These actions will better align the Company's functions to support anticipated growth and drive greater effectiveness throughout the Company. Since the inception of the program, the Company has incurred charges of $374 million. This restructuring program is expected to be completed in 2026 and is expected to incur additional expenses related to workforce reductions of $78 million and plant closing and other costs of $24 million, resulting in total estimated charges of $475 million for the entire program. The Company expects mature year benefits of $375 million when the multi-year program is fully implemented.
Additional information related to these restructuring programs is presented in Note 14.

Intangible Asset Amortization Expense
Intangible asset amortization expense is as follows:

	Three months ended March 31
(In millions except for per share data)	2026	2025
Intangible asset amortization expense	$140	$106
Income tax benefit	30	22
Total after income taxes	$111	$84
Per ordinary share - diluted	$0.29	$0.21
Consolidated Financial Results

	Three months ended March 31		Increase (decrease)
(In millions except for per share data)	2026	2025
Net sales	$7,451	$6,377	17%
Gross profit	2,652	2,447	8%
Percent of net sales	35.6%	38.4%
Income before income taxes	1,107	1,177	(6)%
Net income	868	965	(10)%
Less net income for noncontrolling interests	(2)	(1)
Net income attributable to Eaton ordinary shareholders	866	964	(10)%
Excluding acquisition and divestiture charges, after-tax	87	8
Excluding restructuring program charges, after-tax	30	14
Excluding intangible asset amortization expense, after-tax	111	84
Adjusted earnings	$1,094	$1,070	2%

Net income per share attributable to Eaton ordinary shareholders - diluted	$2.22	$2.45	(9)%
Excluding per share impact of acquisition and divestiture charges, after-tax	0.22	0.02
Excluding per share impact of restructuring program charges, after-tax	0.08	0.04
Excluding per share impact of intangible asset amortization expense, after-tax	0.29	0.21
Adjusted earnings per ordinary share	$2.81	$2.72	3%
Net Sales

Changes in Net sales:	Three months ended March 31, 2026
Organic growth	10%
Acquisitions of businesses	4%
Foreign currency	3%
Total increase in Net sales	17%
The increase in organic sales in the first quarter of 2026 was due to strength in data center and machine OEM end-markets in the Electrical Americas and Electrical Global business segments, strength in commercial & institutional end-markets in the Electrical Americas business segment, strength in residential end-markets in the Electrical Global business segment, and strength in military aftermarket, commercial OEM, and commercial aftermarket in the Aerospace business segment, partially offset by weakness in industrial end-markets in the Electrical Americas and Electrical Global business segments, weakness in utility end-markets in the Electrical Americas business segment, and weakness in the North American region driven by the exit of a low-margin light vehicle business in the Mobility business segment.

Gross Profit
Gross profit margin decreased from 38.4% in the first quarter of 2025 to 35.6% in the first quarter of 2026. Material factors affecting this decrease were a 400 basis point decline from commodity and wage inflation, partially offset by an 80 basis point increase from operating efficiencies and a 70 basis point increase from higher sales.
Income Taxes
The effective income tax rate for the first quarter of 2026 was expense of 21.6% compared to expense of 18.0% for the first quarter of 2025. The increase in the effective tax rate in the first quarter of 2026 was primarily due to greater levels of income in higher tax jurisdictions and the fact that the effective tax rate for the first quarter of 2025 included a reduction in the amount of foreign unrecognized tax benefits.
Net Income
Changes in Net income attributable to Eaton ordinary shareholders and Net income per share attributable to Eaton ordinary shareholders - diluted are summarized as follows:

	Three months ended
(In millions except for per share data)	Dollars	Per share
March 31, 2025	$964	$2.45
Business segment results of operations
Operational performance	129	0.34
Foreign currency	8	0.02
Corporate
Interest expense - net	(60)	(0.15)
Intangible asset amortization expense	(27)	(0.08)
Restructuring program charges	(16)	(0.04)
Acquisition and divestiture charges	(80)	(0.20)
Other corporate items	(9)	(0.02)
Tax rate impact	(43)	(0.11)
Impact of shares	—	0.02
March 31, 2026	$866	$2.22

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
•Book-to-bill: Average of the ratio of firm customer orders to Net sales for the last four quarters
Electrical Americas

	Three months ended March 31		Increase (decrease)
($ in millions)	2026	2025
Net sales	$3,600	$3,010	20%

Operating profit	$922	$904	2%
Operating margin	25.6%	30.0%

Changes in Net sales:
Organic growth			14%
Acquisitions of businesses			5%
Foreign currency			1%
Total increase in Net sales			20%

			Change from March 31
Performance metrics:	March 31, 2026	March 31, 2025	2026 vs. 2025	2025 vs. 2024
Backlog	$14,459	$10,050	44%	5%
Organic change in backlog			32%	6%
Organic change in customer orders			42%	(4)%
Book-to-bill	1.2	1.0
The increase in organic sales in the first quarter of 2026 was due to strength in data center, commercial & institutional, and machine OEM end-markets, partially offset by weakness in utility and industrial end-markets.
The operating margin decreased from 30.0% in the first quarter of 2025 to 25.6% in the first quarter of 2026. Material factors affecting this decrease were a 480 basis point decline from higher commodity inflation and a 100 basis point decline from higher costs to support growth initiatives, partially offset by a 210 basis point increase from higher sales.

Electrical Global

	Three months ended March 31		Increase (decrease)
($ in millions)	2026	2025
Net sales	$1,945	$1,610	21%

Operating profit	$373	$300	24%
Operating margin	19.2%	18.6%

Changes in Net sales:
Organic growth			9%
Acquisition of a business			6%
Foreign currency			6%
Total increase in Net sales			21%

			Change from March 31
Performance metrics:	March 31, 2026	March 31, 2025	2026 vs. 2025	2025 vs. 2024
Backlog	$3,162	$1,832	73%	5%
Organic change in backlog			20%	5%
Organic change in customer orders			13%	—%
Book-to-bill	1.1	1.0
The increase in organic sales in the first quarter of 2026 was due to strength in data center, residential, and machine OEM end-markets, partially offset by weakness in industrial end-markets.
The operating margin increased from 18.6% in the first quarter of 2025 to 19.2% in the first quarter of 2026. Material factors affecting this increase were a 180 basis point increase from higher sales and a 290 basis point increase from operating efficiencies, partially offset by a 470 basis point decline from higher commodity and wage inflation.

Aerospace

	Three months ended March 31		Increase (decrease)
($ in millions)	2026	2025
Net sales	$1,139	$979	16%

Operating profit	$304	$226	35%
Operating margin	26.7%	23.1%

Changes in Net sales:
Organic growth			9%
Acquisition of a business			5%
Foreign currency			2%
Total increase in Net sales			16%

			Change from March 31
Performance metrics:	March 31, 2026	March 31, 2025	2026 vs. 2025	2025 vs. 2024
Backlog	$5,004	$3,899	28%	16%
Organic change in backlog			15%	16%
Organic change in customer orders			13%	14%
Book-to-bill	1.1	1.1
The increase in organic sales in the first quarter of 2026 was due to strength in military aftermarket, commercial OEM, and commercial aftermarket.
The operating margin increased from 23.1% in the first quarter of 2025 to 26.7% in the first quarter of 2026. Material factors affecting this increase were a 280 basis point increase from the sale of a facility in the first quarter of 2026, a 190 basis point increase from higher sales, and a 160 basis point increase from favorable mix, partially offset by a 320 basis point decline from higher commodity and wage inflation.
Mobility

	Three months ended March 31		Increase (decrease)
(In millions)	2026	2025
Net sales	$766	$779	(2)%

Operating profit	$89	$91	(2)%
Operating margin	11.7%	11.7%

Changes in Net sales:
Organic growth			(6)%
Foreign currency			4%
Total decrease in Net sales			(2)%
The decrease in organic sales in the first quarter of 2026 was due to weakness in the North American region driven by the exit of a low-margin light vehicle business, partially offset by strength in the European region.
The operating margin was flat at 11.7% in both the first quarter of 2026 and 2025. Material factors affecting the operating margin were a 320 basis point increase from favorable mix and a 180 basis point increase from operating efficiencies, offset by a 210 basis point decline from higher commodity and wage inflation and a 120 basis point decline from lower sales.

Corporate Expense

	Three months ended March 31		Increase (decrease)
(In millions)	2026	2025
Intangible asset amortization expense	$140	$106	32%
Interest expense - net	106	33	221%
Pension and other postretirement benefits income	(4)	(5)	(20)%
Restructuring program charges	39	18	117%
Other expense - net	302	193	56%
Total corporate expense	$583	$345	69%
The material factors affecting the increase in Total corporate expense in the first quarter of 2026 were higher Other expense - net, Interest expense - net, Intangible asset amortization expense, and Restructuring program changes. The increase in Other expense - net is primarily due to higher acquisition and divestiture costs.
LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
Liquidity and Financial Condition
Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk.
On February 6, 2026, Eaton Corporation, a subsidiary of Eaton, exercised a $1,000 million upsize of the existing $3,000 million five-year revolving credit agreement, increasing the total facility size to $4,000 million. The facility’s maturity date remains unchanged at September 27, 2030. The revolving credit facility is used to support commercial paper borrowings and is fully and unconditionally guaranteed by Eaton and certain of its direct and indirect subsidiaries on an unsubordinated, unsecured basis. There were no borrowings outstanding under the revolving credit facility at March 31, 2026. Also on February 6, 2026 the Company increased its commercial paper program from $3,000 million to $4,000 million. The Company maintains access to the commercial paper markets through its $4,000 million commercial paper program, of which $2,497 million was outstanding on March 31, 2026, used primarily to manage fluctuations in working capital and to partially fund acquisitions closed during 2026.
On March 6, 2026, Eaton Corporation, a subsidiary of Eaton, issued notes (2026 U.S. Notes) with an aggregate face amount of $8,500 million. The 2026 U.S. Notes are comprised of six tranches: 3.85% notes due 2028 in the amount of $1,500 million; 3.95% notes due 2029 in the amount of $1,500 million; 4.20% notes due 2031 in the amount of $1,500 million; 4.50% notes due 2033 in the amount of $1,000 million; 4.80% notes due 2036 in the amount of $2,000 million; and 5.45% notes due 2056 in the amount of $1,000 million. Interest is payable semi-annually. The issuer received proceeds totaling $8,428 million from the 2026 U.S. Notes issuance, net of financing costs and discounts. The 2026 U.S. Notes are fully and unconditionally guaranteed on an unsubordinated, unsecured basis by Eaton and certain of its direct and indirect subsidiaries. The U.S. 2026 Notes contain customary optional redemption and par call provisions. The U.S. 2026 Notes also contain a change of control provision which requires the Company to make an offer to purchase all or any part of the 2026 U.S. Notes at a purchase price of 101% of the principal amount plus accrued and unpaid interest. The capitalized deferred financing fees are amortized in Interest expense - net over the respective terms of the 2026 U.S. Notes. The 2026 U.S. Notes are subject to customary non-financial covenants.
On March 10, 2026, Eaton Capital Unlimited Company, a subsidiary of Eaton, issued Euro denominated notes (2026 Euro Notes) with an aggregate face amount of €1,200 million ($1,390 million). The 2026 Euro Notes are comprised of two tranches of €600 million each, which mature in 2034 and 2038, with interest payable annually at a respective rate of 3.55% and 4.00% per annum. The issuer received proceeds totaling €1,191 million ($1,380 million) from the 2026 Euro Notes issuance, net of financing costs and discounts. The 2026 Euro Notes are fully and unconditionally guaranteed on an unsubordinated, unsecured basis by Eaton and certain of its direct and indirect subsidiaries. The 2026 Euro Notes contain customary optional redemption and par call provisions. The 2026 Euro Notes also contain a change of control provision which requires the Company to make an offer to purchase all or any part of the 2026 Euro Notes at a purchase price of 101% of the principal amount plus accrued and unpaid interest. The capitalized deferred financing fees are amortized in Interest expense - net over the respective terms of the 2026 Euro Notes. The 2026 Euro Notes are subject to customary non-financial covenants.
On March 6, 2026, Eaton Corporation, a subsidiary of Eaton, terminated the $8,000 million senior unsecured delayed-draw term loan facility (Term Credit Agreement) entered into on February 6, 2026. No loans were outstanding as of the date of termination and the Company incurred no fees or penalties in connection with the termination. The Term Credit Agreement was terminated in connection with the issuance of the 2026 U.S. Notes and 2026 Euro Notes.

Over the course of a year, cash, short-term investments, and short-term debt may fluctuate in order to manage global liquidity. As of March 31, 2026 and December 31, 2025, Eaton had cash of $565 million and $622 million, short-term investments of $186 million and $181 million, and short-term debt of $2,510 million and $1 million, respectively. Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, availability under the existing revolving credit facility, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business, fund capital expenditures and acquisitions of businesses, as well as scheduled payments of long-term debt, for at least the next 12 months and the foreseeable future thereafter.
On April 1, 2025, the Company paid $1.43 billion, net of cash acquired, to acquire Fibrebond Corporation. On August 6, 2025, the Company acquired Resilient Power Systems Inc. for $86 million, including $55 million of cash paid at closing and an initial estimate of $31 million for the fair value of contingent future consideration. On January 23, 2026, the Company paid $1.53 billion, net of cash acquired, to acquire Ultra PCS Limited and on March 12, 2026, the Company paid $9.55 billion, net of cash acquired, to acquire Boyd Thermal. Additionally, on January 15, 2026, Eaton invested $75 million in SPAN for a stake of approximately 7 percent.
Eaton is in compliance with each of its debt covenants for all periods presented.
Cash Flows
A summary of cash flows is as follows:

	Three months ended March 31		Change from 2025
(In millions)	2026	2025
Net cash provided by operating activities	$507	$238	$269
Net cash provided by (used in) investing activities	(11,375)	1,233	(12,608)
Net cash provided by (used in) financing activities	10,796	(244)	11,040
Effect of currency on cash	14	(7)	21
Total increase (decrease) in cash	$(58)	$1,221
Operating Cash Flow
Net cash provided by operating activities increased by $269 million in the first three months of 2026 compared to 2025. Material factors affecting this increase were working capital balances being $299 lower, partially offset by lower net income of $97 million.
Investing Cash Flow
Net cash used in investing activities increased by $12,608 million in the first three months of 2026 compared to 2025. Material factors affecting this increase were an increase in cash paid for business acquisitions of $11,079 million in 2026 compared to no cash paid for business acquisitions in 2025 and purchases of short-term investments of $13 million in 2026 compared to sales of short term investments of $1,366 million in 2025.
Financing Cash Flow
Net cash provided by financing activities increased by $11,040 million in the first three months of 2026 compared to 2025. Material factors affecting this increase were an increase in proceeds from borrowings of $9,871 million in 2026 compared to no proceeds from borrowings in 2025, an increase in net proceeds of short-term debt of $2,507 million in 2026 from $805 million in 2025, and no repurchase of shares in 2026 compared to repurchase of shares of $615 million in 2025, partially offset by payments on borrowings of $1,069 million in 2026 from $3 million in 2025.
Uses of Cash
Capital Expenditures
Capital expenditures were $193 million and $147 million in the first three months of 2026 and 2025, respectively. The Company plans to increase capital expenditures over the next several years to expand production capacity across various markets to support anticipated growth. As a result, Eaton expects approximately $1.15 billion in capital expenditures in 2026.
Dividends
Cash dividend payments were $415 million and $397 million in the first three months of 2026 and 2025, respectively. Payment of quarterly dividends in the future depends upon the Company’s ability to generate net income and operating cash flows, among other factors, and is subject to declaration by the Eaton Board of Directors. The Company intends to continue to pay quarterly dividends in 2026.

Share Repurchases
On February 23, 2022, the Board of Directors adopted a share repurchase program for repurchases of ordinary shares up to $5.0 billion to be made during the three-year period commencing on that date (2022 Program). On February 27, 2025, the Board of Directors renewed the 2022 Program by providing authority for up to $9.0 billion in repurchases to be made during the three-year period commencing on that date (2025 Program). Under the 2025 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During the three months ended March 31, 2026, no ordinary shares were repurchased. During the three months ended March 31, 2025, 1.9 million ordinary shares were repurchased under the 2025 Program and the 2022 Program in the open market at a total cost of $608 million. The Company does not intend to pursue share repurchases in 2026 due to the acquisition of Boyd Thermal on March 12, 2026.
Acquisition of Businesses and Investments in Nonmarketable Securities
The Company paid cash of $11,079 million in the first three months of 2026 to acquire businesses. There were no business acquisitions in the first three months of 2025. Additionally, the Company paid $85 million in the first three months of 2026 for investments in nonmarketable securities. There were no investments in nonmarketable securities in the first three months of 2025. The Company will continue to focus on deploying its capital toward businesses that provide opportunities for higher growth and strong returns, and align with secular trends and its power management strategies.
Debt
The Company manages a number of short-term and long-term debt instruments, including commercial paper. At March 31, 2026, the Company had Short-term debt of $2,510 million, Current portion of long-term debt of $84 million, and Long-term debt of $18,535 million. The Company believes it has the operating flexibility, cash flow, and access to capital markets to meet scheduled payments of long-term debt. For additional information on financing transactions and debt see Note 8.
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
Guaranteed Debt
Issuers, Guarantors and Guarantor Structure
Eaton Corporation has issued senior notes pursuant to indentures dated April 1, 1994 (the 1994 Indenture), November 20, 2012 (the 2012 Indenture), September 15, 2017 (the 2017 Indenture), August 23, 2022 (as supplemented by the First and Second Supplemental Indentures of the same date and the Third Supplemental Indenture dated May 18, 2023, the 2022 Indenture), and May 9, 2025 (as supplemented by the First and Second Supplemental Indentures of the same date, the Third Supplemental Indenture dated March 6, 2026, and the Fourth Supplemental Indenture dated March 10, 2026, the 2025 Indenture). Eaton Capital Unlimited Company, a subsidiary of Eaton, is the issuer of six outstanding series of debt securities sold in offshore transactions under Regulation S promulgated under the Securities Act (the Eurobonds) and Registered Senior Notes (as defined below) issued under the 2025 Indenture. The senior notes issued under the 1994, 2012, 2017, 2022, and 2025 Indentures are registered under the Securities Act of 1933, as amended (the Registered Senior Notes). The Eurobonds and the Registered Senior Notes (together, the Senior Notes) comprise substantially all of Eaton’s long-term indebtedness.
Substantially all of the Senior Notes (with limited exceptions), together with the credit facilities described above under Liquidity and Financial Condition (the Credit Facilities), are guaranteed by Eaton and 17 of its subsidiaries. Accordingly, they rank equally with each other. However, because these obligations are not secured, they would be effectively subordinated to any existing or future secured indebtedness of Eaton and its subsidiaries. As of March 31, 2026, Eaton has no material, long-term secured debt. The guaranteed Registered Senior Notes are also structurally subordinated to the liabilities of Eaton's subsidiaries that are not guarantors. Except as described below under Future Guarantors, Eaton is not obligated to cause its subsidiaries to guarantee the Registered Senior Notes.
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
The 1994 Indenture does not contain provisions with respect to future guarantors.
Summarized Financial Information of Guarantors and Issuers

(In millions)	March 31, 2026	December 31, 2025
Current assets	$4,307	$4,075
Noncurrent assets	22,833	13,439
Current liabilities	6,339	4,598
Noncurrent liabilities	20,547	10,788
Amounts due to subsidiaries that are non-issuers and non-guarantors - net	6,701	9,499

(In millions)		Three months ended March 31, 2026
Net sales		$4,344
Sales to subsidiaries that are non-issuers and non-guarantors		279
Cost of products sold		3,153
Expense from subsidiaries that are non-issuers and non-guarantors - net		71
Net income		313
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

FORWARD-LOOKING STATEMENTS
This Form 10-Q Report contains “forward-looking statements” within the meaning of federal securities laws. These forward-looking statements are based upon management’s current expectations, predictions, estimates, assumptions and beliefs concerning future events and conditions and may discuss, among other things, litigation, expected capital expenditures, future dividend payments, anticipated share repurchases, liquidity, the successful integration of recent acquisitions, the anticipated separation of the Mobility business, anticipated capital deployment, and expected restructuring program charges and benefits. These statements may also discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to the Company. These statements are not guarantees of future performance, and actual results may differ materially. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “aim,” “anticipate,” “believe,” “could,” “develop,” “endeavor,” “estimate,” “expect,” “forecast,” “goal,” “guidance,” “intend,” “may,” “outlook,” “plan,” “possible,” “potential,” “predict,” “project” “seek,” “should,” “target,” “will,” “would” or other similar words, phrases or expressions. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside of our control.
The following factors could cause actual results to differ materially from those in the forward-looking statements: the impact of acquisitions, joint ventures, and investments and the integration of acquired entities; disruptions by natural disasters, labor strikes, wars, geopolitical instability and/or conflict, political unrest, terrorist activity, economic upheaval, or public health concerns that impact our production facilities; significant inflation or shortages of raw materials, energy, components, and/or labor, or similar challenges for our customers; reliance on suppliers to provide raw materials, components and services; the development and use of artificial intelligence in our business operations, including potential impacts on compliance with law and our reputation; service interruptions, data corruption, loss or impairment, network security and related operational impacts due to cybersecurity attacks; weather disruptions and regulatory, market and social reactions to such disruptions; our ability to identify, attract, develop, engage and retain qualified employees; our ability to complete the anticipated spin-off of our Mobility business; stock price and end market impacts due to technology disruptions; volatility of end markets; continued successful research, development and marketing of new or improved products; geopolitical, economic or other risks arising from worldwide or regional economic conditions; the global nature of Eaton’s business and exposure to economic and political instability, including war or armed conflict, changes in governmental laws, regulations and policies; changes in countries’ trade policies, including the imposition of sanctions or tariffs; changes in our tax rates or tax laws and regulations applicable to our business; rules, regulations, audits and investigations and related compliance risks associated with being a governmental contractor; our ability to protect our intellectual property; litigation and environmental regulations impacting our business; and the other risk factors discussed in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and other reports filed by the Company with the SEC. We disclaim any obligation to update publicly any forward-looking statements, whether in response to new information, future events or otherwise, except as required by applicable law.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in exposures to market risk since December 31, 2025.

ITEM 4.CONTROLS AND PROCEDURES.
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
Pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act, an evaluation was performed under the supervision and with the participation of Eaton's management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that Eaton's disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2026.

Internal Control over Financial Reporting
During the first quarter of 2026, there was no change in Eaton’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting. Management is currently evaluating the impact of businesses acquired in the past twelve months on Eaton's internal control over financial reporting.
PART II — OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.
Information regarding the Company's legal proceedings is presented in Note 10 of the Notes to the condensed consolidated financial statements.

ITEM 1A.RISK FACTORS.
“Item 1A. Risk Factors” in Eaton's 2025 Form 10-K includes a discussion of the Company's risk factors. There have been no material changes from the risk factors described in the 2025 Form 10-K.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c) Issuer's Purchases of Equity Securities
During the first quarter of 2026, there were no shares repurchased.

ITEM 5.    OTHER INFORMATION.
During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, amended or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.EXHIBITS.
Eaton Corporation plc
First Quarter 2026 Report on Form 10-Q

3 (i)	Certificate of Incorporation — Incorporated by reference to the Form S-8 filed November 30, 2012

3 (ii)	Amended and Restated Memorandum and Articles of Incorporation — Incorporated by reference to the Form 8-K filed on May 1, 2017

4.1
Third Supplemental Indenture, dated as of March 6, 2026, among Eaton Capital Unlimited Company, Eaton Corporation, Eaton Corporation plc, the Subsidiary Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 of the registrant’s Current Report on Form 8-K filed on March 10, 2026)

4.2
Fourth Supplemental Indenture, dated as of March 10, 2026, among Eaton Capital Unlimited Company, Eaton Corporation, Eaton Corporation plc, the Subsidiary Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.3 of the registrant’s Current Report on Form 8-K filed on March 10, 2026)

10.1
Commitment Increase Agreement, dated as of February 6, 2026, among Eaton Corporation, the Other Borrowers and Guarantors from time to time party thereto, the Banks from time to time party thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on February 6, 2026)

10.2
Term Credit Agreement, dated as of February 6, 2026, Eaton Corporation, the Other Borrowers and Guarantors from time to time party thereto, the Banks from time to time party thereto, Citibank, N.A., as administrative agent, Citibank, N.A., Barclays Bank plc, BofA Securities, Inc., JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on February 6, 2026)

+ 10.3	Eaton Corporation plc Executive Incentive Compensation Plan (Amended and Restated as of February 25, 2026) — Filed in conjunction with this Form 10-Q Report *

31.1	Certification of Principal Executive Officer (Pursuant to Rule 13a-14(a)) — Filed in conjunction with this Form 10-Q Report *

31.2	Certification of Principal Financial Officer (Pursuant to Rule 13a-14(a)) — Filed in conjunction with this Form 10-Q Report *

32.1	Certification of Principal Executive Officer (Pursuant to Rule 13a-14(b) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act) — Furnished in conjunction with this Form 10-Q Report *

32.2	Certification of Principal Financial Officer (Pursuant to Rule 13a-14(b) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act) — Furnished in conjunction with this Form 10-Q Report *

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Label Definition Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_______________________________

*	Submitted electronically herewith.
+	Denotes management contracts or contemporary plans or arrangements required to be filed as Exhibits to this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EATON CORPORATION plc
Registrant

Date:	May 5, 2026	By:	/s/ David B. Foster
David B. Foster
Principal Financial Officer
(On behalf of the registrant and as Principal Financial Officer)