Form 10-Q
period 2026-06-30
Eaton Corp plc
filed 2026-07-31
CIK 1551182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 388.4 million ordinary shares outstanding as of June 30, 2026.

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended June 30		Six months ended June 30
(In millions except for per share data)	2026	2025	2026	2025
Net sales	$8,531	$7,028	$15,982	$13,404

Cost of products sold	5,676	4,431	10,476	8,361
Selling and administrative expense	1,236	1,149	2,506	2,197
Research and development expense	227	192	437	390
Interest expense - net	201	71	307	103
Other expense (income) - net	47	(1)	6	(10)
Income before income taxes	1,144	1,186	2,251	2,363
Income tax expense	321	203	561	415
Net income	823	982	1,690	1,947
Less net income for noncontrolling interests	(1)	(1)	(3)	(2)
Net income attributable to Eaton ordinary shareholders	$821	$982	$1,687	$1,945

Net income per share attributable to Eaton ordinary shareholders
Diluted	$2.11	$2.51	$4.33	$4.96
Basic	2.11	2.52	4.34	4.97

Weighted-average number of ordinary shares outstanding
Diluted	389.5	391.4	389.4	392.5
Basic	388.5	390.3	388.4	391.2

Cash dividends declared per ordinary share	$1.10	$1.04	$2.20	$2.08
The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended June 30		Six months ended June 30
(In millions)	2026	2025	2026	2025
Net income	$823	$982	$1,690	$1,947
Less net income for noncontrolling interests	(1)	(1)	(3)	(2)
Net income attributable to Eaton ordinary shareholders	821	982	1,687	1,945

Other comprehensive income (loss), net of tax
Currency translation and related hedging instruments	20	179	(79)	263
Pensions and other postretirement benefits	68	(21)	98	(24)
Cash flow hedges	2	(3)	(47)	8
Other comprehensive income (loss) attributable to Eaton ordinary shareholders	90	155	(28)	247

Total comprehensive income attributable to Eaton ordinary shareholders	$911	$1,137	$1,659	$2,192
The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED BALANCE SHEETS

(In millions)	June 30, 2026	December 31, 2025
Assets
Current assets
Cash	$483	$622
Short-term investments	212	181
Accounts receivable - net	6,673	5,387
Inventory	5,417	4,721
Prepaid expenses and other current assets	1,987	1,444
Total current assets	14,772	12,355
Property, plant and equipment
Land and buildings	2,526	2,361
Machinery and equipment	8,011	7,667
Gross property, plant and equipment	10,537	10,028
Accumulated depreciation	(5,834)	(5,712)
Net property, plant and equipment	4,702	4,316
Other noncurrent assets
Goodwill	20,229	15,769
Other intangible assets	12,611	5,054
Operating lease assets	855	768
Deferred income taxes	592	707
Other assets	2,419	2,281
Total assets	$56,181	$41,251

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$2,091	$1
Current portion of long-term debt	11	1,136
Accounts payable	5,421	4,168
Accrued compensation	630	644
Other current liabilities	3,755	3,421
Total current liabilities	11,909	9,370
Noncurrent liabilities
Long-term debt	18,509	8,758
Pension liabilities	601	702
Other postretirement benefits liabilities	158	161
Operating lease liabilities	715	637
Deferred income taxes	2,139	265
Other noncurrent liabilities	1,850	1,889
Total noncurrent liabilities	23,972	12,412
Shareholders’ equity
Ordinary shares (388.4 million outstanding in 2026 and 387.9 million in 2025)	4	4
Capital in excess of par value	12,867	12,837
Retained earnings	11,530	10,702
Accumulated other comprehensive loss	(4,146)	(4,118)
Shares held in trust	—	—
Total Eaton shareholders’ equity	20,254	19,425
Noncontrolling interests	45	44
Total equity	20,299	19,469
Total liabilities and equity	$56,181	$41,251
The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30
(In millions)	2026	2025
Operating activities
Net income	$1,690	$1,947
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	671	493
Deferred income taxes	135	123
Pension and other postretirement benefits expense	23	20
Contributions to pension plans	(48)	(58)
Contributions to other postretirement benefits plans	(6)	(9)
Changes in working capital	(833)	(1,397)
Other - net	2	37
Net cash provided by operating activities	1,634	1,156

Investing activities
Capital expenditures for property, plant and equipment	(446)	(349)
Cash paid for acquisition of businesses, net of cash acquired	(11,079)	(1,450)
Proceeds from sales of property, plant and equipment	39	53
Investments in nonmarketable securities	(85)	—
Sales (purchases) of short-term investments - net	(43)	1,343
Proceeds from (payments for) settlement of currency exchange contracts not designated as hedges - net	1	(21)
Other - net	(48)	(65)
Net cash used in investing activities	(11,661)	(490)

Financing activities
Proceeds from borrowings	9,871	1,058
Payments on borrowings	(1,143)	(713)
Short-term debt - net	2,088	1,111
Debt issuance costs	(64)	(8)
Cash dividends paid	(858)	(818)
Exercise of employee stock options	35	29
Repurchase of shares	—	(1,307)
Employee taxes paid from shares withheld	(53)	(46)
Other - net	(2)	(3)
Net cash provided by (used in) financing activities	9,874	(697)

Effect of currency on cash	13	(126)
Total decrease in cash	(139)	(157)
Cash at the beginning of the period	622	555
Cash at the end of the period	$483	$398
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
As part of the acquisition, Eaton assumed $240 million of employee transaction and retention awards. Awards vest in six equal annual installments starting in the second quarter of 2025, subject to continued employment with Eaton. Forfeited employee awards are paid to former Fibrebond shareholders annually. Eaton recognizes compensation expense for the awards over the requisite service period and any employee forfeitures owed to former Fibrebond shareholders are expensed immediately in Other expense (income) - net. Expense related to the awards is reported in the Consolidated Statements of Income as follows:

	Three months ended June 30		Six months ended June 30
(In millions)	2026	2025	2026	2025
Cost of products sold	$9	$34	$19	$34
Selling and administrative expense	5	11	7	11
Other expense (income) - net	13	2	13	2
Total expense	$27	$47	$39	$47
Eaton's 2025 condensed consolidated financial statements include Fibrebond results of operations, including segment operating profit of $44 million on sales of $144 million, from the date of acquisition through June 30, 2025.

Acquisition of Resilient Power Systems Inc.
On August 6, 2025, Eaton acquired Resilient Power Systems Inc. (Resilient), a leading North American developer and manufacturer of innovative energy solutions, including solid-state transformer-based technology. Resilient was acquired for $86 million, including $55 million of cash paid at closing and an initial estimate of $31 million for the fair value of contingent future consideration based on 2025 through 2028 revenue performance and achievement of technology-based milestones. The fair value of contingent consideration liabilities is estimated by discounting contingent payments expected to be made, and may increase or decrease based on changes in milestone achievements and discount rates, with a maximum possible undiscounted value of $45 million. As of June 30, 2026, the fair value of the contingent future payments is $32 million. Resilient is reported within the Electrical Americas business segment.
As part of the acquisition, Eaton assumed employee incentives with a maximum payout of $50 million contingent upon achievement of the same revenue performance and technology-based milestones, as well as continued employment with Eaton. The incentives will be paid over three years, starting in 2026 and concluding in 2028. As of June 30, 2026, the Company expects to pay $50 million of employee incentives based on the estimated probability of the milestones being achieved. Compensation expense will be recognized over the requisite service period. During the second quarter and the first six months of 2026, the Company recognized compensation expense of $6 million and $16 million, respectively, which was included in Selling and administrative expense on the Consolidated Statements of Income.
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
The acquisition of Ultra PCS has been accounted for using the acquisition method of accounting which requires the assets acquired and liabilities assumed be recognized at their respective fair values on the acquisition date, as well as measurement period adjustments recorded as of June 30, 2026. The table below summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed on the acquisition date. These preliminary estimates will continue to be revised during the measurement period as third-party valuations are updated and finalized, further information becomes available and additional analyses are performed. These differences could have a material impact on Eaton's preliminary purchase price allocation. The current measurement period adjustments did not have a material impact to the Consolidated Statements of Income.

(In millions)	Preliminary Allocation	Measurement Period Adjustments	Adjusted Preliminary Allocation
Accounts receivable	$38	$—	$38
Inventory	65	—	65
Prepaid expenses and other current assets	26	—	26
Property, plant and equipment	21	—	21
Other intangible assets	798	(7)	791
Other assets	4	—	4
Accounts payable	(13)	—	(13)
Other current liabilities	(77)	—	(77)
Other noncurrent liabilities	(170)	(5)	(175)
Total identifiable net assets	692	(12)	680
Goodwill	837	12	849
Total consideration, net of cash received	$1,529	$—	$1,529

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the anticipated synergies of acquiring Ultra PCS. As a result of the acquisition, goodwill of $96 million recognized in the United States is expected to be deductible for tax purposes. Other intangible assets of $791 million include customer relationships, technology, trademarks and backlog. Given the timing of the acquisition, Eaton used a preliminary third-party valuation to determine the fair values for intangible assets and will continue to revise during the measurement period. See Note 6 for additional information about goodwill.
The Company incurred $17 million of acquisition related transaction costs during the first six months of 2026 for Ultra PCS that were included in Selling and administrative expense on the Consolidated Statements of Income.
Eaton's 2026 condensed consolidated financial statements include Ultra PCS results of operations, including segment operating profit of $31 million on sales of $111 million, from the date of acquisition through June 30, 2026.
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
The acquisition of Boyd Thermal has been accounted for using the acquisition method of accounting which requires the assets acquired and liabilities assumed be recognized at their respective fair values on the acquisition date, as well as measurement period adjustments recorded as of June 30, 2026. The table below summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed on the acquisition date. These preliminary estimates will continue to be revised during the measurement period as third-party valuations are updated and finalized, further information becomes available and additional analyses are performed. These differences could have a material impact on Eaton's preliminary purchase price allocation. The current measurement period adjustments did not have a material impact to the Consolidated Statements of Income.

(In millions)	Preliminary Allocation	Measurement Period Adjustments	Adjusted Preliminary Allocation
Accounts receivable	$365	$—	$365
Inventory	238	(1)	237
Prepaid expenses and other current assets	18	—	18
Property, plant and equipment	190	6	196
Other intangible assets	5,587	1,603	7,190
Other assets	43	—	43
Accounts payable	(307)	—	(307)
Other current liabilities	(47)	(12)	(59)
Other noncurrent liabilities	(1,439)	(427)	(1,866)
Total identifiable net assets	4,648	1,169	5,817
Goodwill	4,901	(1,169)	3,733
Total consideration, net of cash received	$9,549	$—	$9,549
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the anticipated synergies of acquiring Boyd Thermal. Goodwill recognized as a result of the acquisition is not expected to be deductible for tax purposes. Other intangible assets of $7,190 million include customer relationships, technology and backlog. Given the timing of the acquisition, Eaton used a preliminary third-party valuation to determine the fair values for intangible assets and will continue to revise during the measurement period. See Note 6 for additional information about goodwill.
The Company incurred $1 million and $36 million of acquisition related transaction costs during the second quarter and first six months of 2026, respectively, for Boyd Thermal that were included in Selling and administrative expense on the Consolidated Statements of Income.
Eaton's 2026 condensed consolidated financial statements include Boyd Thermal results of operations, including segment operating profit of $121 million on sales of $524 million, from the date of acquisition through June 30, 2026.

Planned Separation of Mobility Business
On January 26, 2026, Eaton announced its intention to separate its Mobility business segment from the rest of Eaton via a spin-off. On June 10, 2026, Eaton entered into definitive agreements with Dana Incorporated (Dana), whereby Eaton will separate the Mobility business and combine it with Dana in a Reverse Morris Trust (RMT) transaction (the separation and merger with and into Dana described below collectively referred to as the Transaction). As part of the Transaction, Eaton will distribute the Mobility business (other than certain assets and liabilities that will be sold directly to Dana in a concurrent asset sale) to Eaton shareholders through an exchange offer (split-off), in which Eaton shareholders will have the opportunity to tender their Eaton shares in exchange for shares of Mobility (USA) Corporation, a wholly owned subsidiary of Eaton (SpinCo), followed, if necessary, by a clean-up pro rata distribution. Immediately thereafter, a direct, wholly owned subsidiary of SpinCo will merge with and into Dana, with Dana surviving as a direct, wholly owned subsidiary of SpinCo. Following completion of the Transaction, Eaton shareholders are expected to own at least 50.1% of the combined company's outstanding shares. Eaton will also receive a cash distribution of approximately $1.1 billion prior to completion of the Transaction, subject to a customary cash and indebtedness adjustment and tax payments to various global jurisdictions and transaction related charges. Eaton expects to use the cash distribution consistent with its capital allocation framework, including repayment of outstanding indebtedness.
The RMT transaction is intended to be tax-free for U.S. federal income tax purposes to Eaton and Eaton’s shareholders and is expected to close in the first quarter of 2027, subject to Dana stockholder approval, regulatory approvals, and customary closing conditions. Until the Transaction closes, the Mobility business segment will continue to operate as a business segment of Eaton and its financial results reported in Eaton’s continuing operations. In the event the Transaction is not consummated, Eaton intends to separate its Mobility business segment in a spin-off.

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
The following table provides disaggregated sales by lines of businesses, geographic destination, market channel or end market, as applicable, for the Company's business segments:

	Three months ended June 30		Six months ended June 30
(In millions)	2026	2025	2026	2025
Electrical Americas
Products	$1,144	$817	$2,164	$1,560
Systems	2,806	2,533	5,387	4,800
Total	$3,951	$3,350	$7,551	$6,360

Electrical Global
Products	$1,627	$1,008	$2,776	$1,946
Systems	890	744	1,687	1,416
Total	$2,517	$1,753	$4,463	$3,362

Aerospace
Original Equipment Manufacturers	$456	$409	$864	$795
Aftermarket	474	396	920	746
Industrial and Other	292	275	578	518
Total	$1,222	$1,080	$2,362	$2,059

Mobility
Vehicle	$684	$663	$1,298	$1,280
eMobility	157	182	309	343
Total	$841	$845	$1,607	$1,623

Total net sales	$8,531	$7,028	$15,982	$13,404
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (revenue recognized exceeds amount billed to the customer), and deferred revenue (advance payments and billings in excess of revenue recognized). Accounts receivable from customers were $6,040 million and $4,682 million at June 30, 2026 and December 31, 2025, respectively. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. These assets and liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Unbilled receivables were $1,015 million and $759 million at June 30, 2026 and December 31, 2025, respectively, and are recorded in Prepaid expenses and other current assets. The increase in unbilled receivables reflects higher revenue recognized and not yet billed from increased business activity in 2026, higher revenue recognized over time in 2026, and unbilled receivables associated with the Ultra PCS acquisition.

Changes in the deferred revenue liabilities are as follows:

(In millions)	Deferred Revenue
Balance at January 1, 2026	$923
Customer deposits and billings	2,365
Revenue recognized in the period	(2,173)
Deferred revenue from business acquisition	51
Translation	(7)
Balance at June 30, 2026	$1,159

(In millions)	Deferred Revenue
Balance at January 1, 2025	$618
Customer deposits and billings	1,902
Revenue recognized in the period	(1,862)
Deferred revenue from business acquisitions	73
Translation	15
Balance at June 30, 2025	$746
Deferred revenue liabilities of $1,133 million and $899 million as of June 30, 2026 and December 31, 2025, respectively, were included in Other current liabilities on the Consolidated Balance Sheets with the remaining balance presented in Other noncurrent liabilities.
A significant portion of open orders placed with Eaton are by customers of electrical products and electrical system and services, original equipment manufacturers or distributors. These open orders are not considered firm as they have been historically subject to releases by customers. In measuring backlog of unsatisfied or partially satisfied obligations, only the amount of orders to which customers are firmly committed are included. Using this criterion, total backlog at June 30, 2026 was approximately $24.1 billion. At June 30, 2026, approximately 71% of this backlog is targeted for delivery to customers in the next twelve months and the rest thereafter.

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
Accounts receivable are net of an allowance for credit losses of $60 million and $57 million at June 30, 2026 and December 31, 2025, respectively. The change in the allowance for credit losses includes expense and net write-offs, none of which are significant.

Note 5.    INVENTORY
Inventory is carried at lower of cost or net realizable value using the first-in, first-out (FIFO) method. The components of inventory are as follows:

(In millions)	June 30, 2026	December 31, 2025
Raw materials	$2,058	$1,726
Work-in-process	1,313	1,034
Finished goods	2,045	1,961
Total inventory	$5,417	$4,721

Note 6.    GOODWILL
Changes in the carrying amount of goodwill by business segment are as follows:

(In millions)	January 1, 2026	Additions	Translation	June 30, 2026
Electrical Americas	$8,010	$—	$(3)	$8,007
Electrical Global	4,156	3,733	(57)	7,832
Aerospace	2,977	849	(60)	3,766
Mobility	626	—	(1)	625
Total	$15,769	$4,582	$(121)	$20,229
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
The 2026 additions to goodwill relate primarily to the anticipated synergies of acquiring Boyd Thermal and Ultra PCS. The allocation of the purchase price from the Ultra PCS and Boyd Thermal acquisitions are preliminary and will be completed during the measurement period.

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
The changes in SCF obligations are as follows:

(In millions)	SCF Obligations
Balance at January 1, 2026	$543
Invoices confirmed during the period	1,126
Invoices paid during the period	(999)
Translation	(1)
Balance at June 30, 2026	$669

(In millions)	SCF Obligations
Balance at January 1, 2025	$398
Invoices confirmed during the period	811
Invoices paid during the period	(739)
Balance at June 30, 2025	$470

Note 8.    DEBT
On February 6, 2026, Eaton Corporation, a subsidiary of Eaton, exercised a $1,000 million upsize of the existing $3,000 million five-year revolving credit agreement, increasing the total facility size to $4,000 million. The facility’s maturity date remains unchanged at September 27, 2030. The revolving credit facility is used to support commercial paper borrowings and is fully and unconditionally guaranteed by Eaton and certain of its direct and indirect subsidiaries on an unsubordinated, unsecured basis. There were no borrowings outstanding under the revolving credit facility at June 30, 2026. Also on February 6, 2026, the Company increased its commercial paper program from $3,000 million to $4,000 million. The Company maintains access to the commercial paper markets through its $4,000 million commercial paper program, of which $2,088 million was outstanding on June 30, 2026.
On March 6, 2026, Eaton Corporation, a subsidiary of Eaton, issued notes (2026 U.S. Notes) with an aggregate face amount of $8,500 million. The 2026 U.S. Notes are comprised of six tranches: 3.850% notes due 2028 in the amount of $1,500 million; 3.950% notes due 2029 in the amount of $1,500 million; 4.200% notes due 2031 in the amount of $1,500 million; 4.500% notes due 2033 in the amount of $1,000 million; 4.800% notes due 2036 in the amount of $2,000 million; and 5.450% notes due 2056 in the amount of $1,000 million. Interest is payable semi-annually. The issuer received proceeds totaling $8,427 million from the 2026 U.S. Notes issuance, net of financing costs and discounts. The 2026 U.S. Notes are fully and unconditionally guaranteed on an unsubordinated, unsecured basis by Eaton and certain of its direct and indirect subsidiaries. The 2026 U.S. Notes contain customary optional redemption and par call provisions. The 2026 U.S. Notes also contain a change of control provision which requires the Company to make an offer to purchase all or any part of the 2026 U.S. Notes at a purchase price of 101% of the principal amount plus accrued and unpaid interest. The capitalized deferred financing fees are amortized in Interest expense - net over the respective terms of the 2026 U.S. Notes. The 2026 U.S. Notes are subject to customary non-financial covenants.
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

Note 9.    RETIREMENT BENEFITS PLANS
The components of retirement benefits expense (income) are as follows:

	United States pension benefit expense		Non-United States pension benefit expense		Other postretirement benefits expense
	Three months ended June 30
(In millions)	2026	2025	2026	2025	2026	2025
Service cost	$1	$4	$13	$11	$—	$—
Interest cost	30	34	23	23	2	3
Expected return on plan assets	(47)	(47)	(34)	(33)	—	—
Amortization	6	3	5	4	(2)	(3)
	(10)	(6)	7	5	—	—
Settlements, curtailments, and termination benefits	16	9	1	3	—	—
Total expense	$6	$3	$8	$8	$—	$—

	United States pension benefit expense		Non-United States pension benefit expense		Other postretirement benefits expense (income)
	Six months ended June 30
(In millions)	2026	2025	2026	2025	2026	2025
Service cost	$2	$8	$25	$22	$—	$—
Interest cost	60	68	46	44	4	5
Expected return on plan assets	(95)	(95)	(67)	(64)	—	—
Amortization	12	7	11	8	(5)	(6)
	(21)	(12)	15	10	(1)	(1)
Settlements, curtailments, and termination benefits	28	18	2	5	—	—
Total expense (income)	$7	$6	$17	$15	$(1)	$(1)
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
During the second quarter and first six months of 2026, the Company recognized settlement losses from lump sum distributions of $15 million and $28 million, respectively. During the second quarter and first six months of 2025, the Company recognized settlement losses from lump sum distributions of $12 million and $23 million, respectively. In the second quarter of 2026, the Company remeasured certain pension plans as a result of lump-sum distributions exceeding or expected to exceed the sum of service and interest costs for the year. These remeasurements resulted in an increase of $47 million in funded status and corresponding decrease in Accumulated other comprehensive loss in the second quarter of 2026.

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

Note 11.    INCOME TAXES
The effective income tax rate for the second quarter and first six months of 2026 was expense of 28.1% and 24.9%, respectively, compared to expense of 17.2% and 17.6% for the second quarter and first six months of 2025. The increase in the effective tax rate in the second quarter and first six months of 2026 was primarily due to greater levels of income in higher tax jurisdictions and withholding tax expense related to funding the acquisition of Boyd Thermal.

Note 12.    EATON SHAREHOLDERS' EQUITY
The changes in Shareholders’ equity are as follows:

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at January 1, 2026	387.9	$4	$12,837	$10,702	$(4,118)	$—	$19,425	$44	$19,469
Net income	—	—	—	866	—	—	866	2	868
Other comprehensive loss, net of tax					(118)		(118)		(118)
Cash dividends paid and accrued	—	—	—	(431)	—	—	(431)	(1)	(432)
Issuance of shares under equity-based compensation plans	0.4	—	(21)	—	—	(1)	(21)	—	(21)
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2026	388.3	4	12,817	11,137	(4,235)	(1)	19,721	44	19,765
Net income	—	—	—	821	—	—	821	1	823
Other comprehensive income, net of tax					90		90		90
Cash dividends paid	—	—	—	(427)	—	—	(427)	(1)	(428)
Issuance of shares under equity-based compensation plans	0.2	—	50	(1)	—	1	50	—	50
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	1	1
Balance at June 30, 2026	388.4	$4	$12,867	$11,530	$(4,146)	$—	$20,254	$45	$20,299

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at January 1, 2025	392.9	$4	$12,731	$10,096	$(4,342)	$(1)	$18,488	$43	$18,531
Net income	—	—	—	964	—	—	964	1	965
Other comprehensive income, net of tax					92		92		92
Cash dividends paid and accrued	—	—	—	(411)	—	—	(411)	(2)	(413)
Issuance of shares under equity-based compensation plans	0.4	—	(19)	—	—	—	(19)	—	(19)
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(1)	(1)
Repurchase of shares	(1.9)	—	—	(608)	—	—	(608)	—	(608)
Balance at March 31, 2025	391.3	4	12,711	10,041	(4,250)	(1)	18,506	41	18,547
Net income	—	—	—	982	—	—	982	1	982
Other comprehensive income, net of tax					155		155		155
Cash dividends paid	—	—	—	(407)	—	—	(407)	—	(407)
Issuance of shares under equity-based compensation plans	0.2	—	69	(1)	—	—	68	—	68
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(1)	(1)
Repurchase of shares	(2.3)	—	—	(698)	—	—	(698)	—	(698)
Balance at June 30, 2025	389.3	$4	$12,780	$9,917	$(4,095)	$—	$18,606	$41	$18,647
On February 23, 2022, the Eaton Board of Directors adopted a share repurchase program for repurchases of ordinary shares up to $5.0 billion to be made during the three-year period commencing on that date (2022 Program). On February 27, 2025, the Eaton Board of Directors renewed the 2022 Program by providing authority for up to $9.0 billion in repurchases to be made during the three-year period commencing on that date (2025 Program). Under the 2025 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During the three and six months ended June 30, 2026, no ordinary shares were repurchased. During the three and six months ended June 30, 2025, 2.3 million and 4.2 million ordinary shares, respectively, were repurchased under the 2025 or 2022 Programs in the open market at a total cost of $698 million and $1,306 million, respectively.

The changes in Accumulated other comprehensive loss are as follows:

(In millions)	Currency translation and related hedging instruments	Pensions and other postretirement benefits	Cash flow hedges	Total
Balance at January 1, 2026	$(3,159)	$(1,062)	$102	$(4,118)
Other comprehensive income (loss) before reclassifications	(73)	57	(37)	(53)
Amounts reclassified from Accumulated other comprehensive loss (income)	(6)	41	(10)	25
Net current-period Other comprehensive income (loss)	(79)	98	(47)	(28)
Balance at June 30, 2026	$(3,237)	$(964)	$55	$(4,146)
The reclassifications out of Accumulated other comprehensive loss are as follows:

(In millions)	Six months ended June 30		Consolidated Statements of Income classification
Gains and (losses) on net investment hedges (amount excluded from effectiveness testing)
Currency exchange contracts	$6		Interest expense - net
Tax expense	—
Total, net of tax	6

Amortization of defined benefits pensions and other postretirement benefits items
Actuarial loss and prior service cost	(48)	1
Tax benefit	7
Total, net of tax	(41)

Gains and (losses) on cash flow hedges
Floating-to-fixed interest rate swaps	5		Interest expense - net
Currency exchange contracts	8		Net sales and Cost of products sold
Tax expense	(3)
Total, net of tax	10

Total reclassifications for the period	$(25)
1 These components of Accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 9 for additional information about pension and other postretirement benefits items.

Net Income Per Share Attributable to Eaton Ordinary Shareholders
A summary of the calculation of net income per share attributable to Eaton ordinary shareholders is as follows:

	Three months ended June 30		Six months ended June 30
(In millions except for per share data)	2026	2025	2026	2025
Net income attributable to Eaton ordinary shareholders	$821	$982	$1,687	$1,945

Weighted-average number of ordinary shares outstanding - diluted	389.5	391.4	389.4	392.5
Less dilutive effect of equity-based compensation	1.0	1.1	1.0	1.3
Weighted-average number of ordinary shares outstanding - basic	388.5	390.3	388.4	391.2

Net income per share attributable to Eaton ordinary shareholders
Diluted	$2.11	$2.51	$4.33	$4.96
Basic	2.11	2.52	4.34	4.97
For the second quarter and first six months of 2026, all stock options were included in the calculation of diluted net income per share attributable to Eaton ordinary shareholders because they were all dilutive. For the second quarter and first six months of 2025, 0.1 million stock options were excluded from the calculation of diluted net income per share attributable to Eaton ordinary shareholders because the exercise price of the options exceeded the average market price of the ordinary shares during the period and their effect, accordingly, would have been antidilutive.

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
A summary of financial instruments and contingent consideration recognized at fair value, and the fair value measurements used, is as follows:

(In millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
June 30, 2026
Cash	$483	$483	$—	$—
Short-term investments	212	212	—	—
Derivative contract assets	17	—	17	—
Derivative contract liabilities	(51)	—	(51)	—
Contingent future payments from acquisition of Resilient Power Systems Inc. (Note 2)	(32)	—	—	(32)

December 31, 2025
Cash	$622	$622	$—	$—
Short-term investments	181	181	—	—
Derivative contract assets	26	—	26	—
Derivative contract liabilities	(64)	—	(64)	—
Contingent future payments from acquisition of Resilient Power Systems Inc. (Note 2)	(31)	—	—	(31)
Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities.
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $18,520 million and fair value of $18,013 million at June 30, 2026 compared to $9,894 million and $9,587 million, respectively, at December 31, 2025. The fair value of Eaton's debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and is considered a Level 2 fair value measurement.

Note 14.    RESTRUCTURING CHARGES
During the first quarter of 2024, Eaton implemented a multi-year restructuring program to accelerate opportunities to optimize its operations and global support structure. These actions will better align the Company's functions to support anticipated growth and drive greater effectiveness throughout the Company. Since the inception of the program, the Company has incurred charges of $397 million. This restructuring program is expected to be completed in 2026 and is expected to incur additional expenses related to workforce reductions of $60 million and plant closing and other costs of $18 million, resulting in total estimated charges of $475 million for the entire program.
A summary of restructuring program charges is as follows:

	Three months ended June 30		Six months ended June 30
(In millions except for per share data)	2026	2025	2026	2025
Workforce reductions	$18	$7	$42	$19
Plant closing and other	6	17	20	23
Total before income taxes	24	24	62	42
Income tax benefit	5	5	13	9
Total after income taxes	$19	$18	$49	$33
Per ordinary share - diluted	$0.05	$0.05	$0.13	$0.08
Restructuring program charges (income) related to the following business segments:

	Three months ended June 30		Six months ended June 30		Restructuring program charges incurred from inception through
(In millions)	2026	2025	2026	2025	June 30, 2026
Electrical Americas	$10	$9	$11	$10	$38
Electrical Global	9	5	40	19	191
Aerospace	—	—	—	—	19
Mobility	(2)	4	3	6	98
Corporate	6	6	9	7	51
Total	$24	$24	$62	$42	$397
A summary of liabilities related to workforce reductions, plant closing, and other associated costs is as follows:

(In millions)	Workforce reductions	Plant closing and other	Total
Balance at January 1, 2024	$35	$6	$41
Liability recognized, net	120	83	202
Payments, utilization and translation	(59)	(81)	(141)
Balance at December 31, 2024	96	7	103
Liability recognized, net[1]	81	52	133
Payments, utilization and translation	(67)	(51)	(118)
Balance at December 31, 2025	109	8	118
Liability recognized, net	42	20	62
Payments, utilization and translation	(43)	(21)	(65)
Balance at June 30, 2026	$108	$7	$115
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
During the first quarter of 2026, Eaton re-segmented certain business segments due to a reorganization of the Company's businesses. The new segment is Mobility, which includes the legacy Vehicle and eMobility segments. Historical segment information has been recast to reflect this change. Eaton's segments as of June 30, 2026 are as follows:
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

Business Segment Information

	Three months ended June 30		Six months ended June 30
(In millions)	2026	2025	2026	2025
Net sales
Electrical Americas	$3,951	$3,350	$7,551	$6,360
Electrical Global	2,517	1,753	4,463	3,362
Aerospace	1,222	1,080	2,362	2,059
Mobility	841	845	1,607	1,624
Total net sales	$8,531	$7,028	$15,982	$13,404

Other segment items
Electrical Americas	$2,863	$2,363	$5,541	$4,469
Electrical Global	2,018	1,400	3,590	2,709
Aerospace	944	840	1,780	1,593
Mobility	732	743	1,409	1,430
Total other segment items	$6,557	$5,346	$12,318	$10,200

Segment operating profit
Electrical Americas	$1,088	$987	$2,010	$1,891
Electrical Global	499	353	873	653
Aerospace	278	240	582	466
Mobility	109	102	198	194
Total segment operating profit	1,974	1,682	3,664	3,204

Corporate
Intangible asset amortization expense	(255)	(129)	(395)	(235)
Interest expense - net	(201)	(71)	(307)	(103)
Pension and other postretirement benefits income	2	5	6	10
Restructuring program charges	(24)	(24)	(62)	(42)
Other expense - net	(353)	(277)	(655)	(471)
Income before income taxes	1,144	1,186	2,251	2,363
Income tax expense	321	203	561	415
Net income	823	982	1,690	1,947
Less net income for noncontrolling interests	(1)	(1)	(3)	(2)
Net income attributable to Eaton ordinary shareholders	$821	$982	$1,687	$1,945

(In millions)	June 30, 2026	December 31, 2025
Identifiable assets
Electrical Americas	$7,389	$6,283
Electrical Global	5,245	3,852
Aerospace	2,593	2,684
Mobility	2,648	2,708
Total identifiable assets	17,875	15,526
Goodwill	20,229	15,769
Other intangible assets	12,611	5,054
Corporate	5,465	4,902
Total assets	$56,181	$41,251

	Three months ended June 30		Six months ended June 30
(In millions)	2026	2025	2026	2025
Capital expenditures for property, plant and equipment
Electrical Americas	$84	$98	$170	$155
Electrical Global	92	49	149	89
Aerospace	21	22	39	39
Mobility	24	23	40	44
Total	222	191	398	327
Corporate	32	11	48	22
Total expenditures for property, plant and equipment	$253	$202	$446	$349

	Three months ended June 30		Six months ended June 30
(In millions)	2026	2025	2026	2025
Depreciation of property, plant and equipment
Electrical Americas	$40	$33	$76	$64
Electrical Global	36	27	65	53
Aerospace	20	18	40	36
Mobility	28	32	56	63
Total	124	111	237	216
Corporate	9	9	18	19
Total depreciation of property, plant and equipment	$134	$121	$256	$236

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Amounts are in millions of dollars or shares unless indicated otherwise (per share data assume dilution). Columns and rows may not add and the sum of components may not equal total amounts reported due to rounding.

FORWARD-LOOKING STATEMENTS
This Form 10-Q Report contains “forward-looking statements” within the meaning of federal securities laws. These forward-looking statements are based upon management’s current expectations, predictions, estimates, assumptions and beliefs concerning future events and conditions and may discuss, among other things, litigation, expected capital expenditures, future dividend payments, anticipated share repurchases, liquidity, the successful integration of recent acquisitions, the anticipated separation and divestiture of the Mobility business, anticipated capital deployment, and expected restructuring program charges and benefits. These statements may also discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to the Company. These statements are not guarantees of future performance, and actual results may differ materially. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “aim,” “anticipate,” “believe,” “could,” “develop,” “endeavor,” “estimate,” “expect,” “forecast,” “goal,” “guidance,” “intend,” “may,” “outlook,” “plan,” “possible,” “potential,” “predict,” “project” “seek,” “should,” “target,” “will,” “would” or other similar words, phrases or expressions. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside of our control.
There are certain factors that could cause actual results to differ materially from those in the forward-looking statements, including, among others: the impact of acquisitions, joint ventures, and investments and the integration of acquired entities; disruptions by natural disasters, labor strikes, wars, geopolitical instability and/or conflict, political unrest, terrorist activity, economic upheaval, or public health concerns that impact our production facilities; significant inflation or shortages of raw materials, energy, components, and/or labor, or similar challenges for our customers; reliance on suppliers to provide raw materials, components and services; the development and use of artificial intelligence in our business operations, including potential impacts on compliance with law and our reputation; service interruptions, data corruption, loss or impairment, network security and related operational impacts due to cybersecurity attacks; weather disruptions and regulatory, market and social reactions to such disruptions; our ability to identify, attract, develop, engage and retain qualified employees; our ability to complete the anticipated separation of our Mobility business and its merger with Dana or within the anticipated timeframe or at all; stock price and end market impacts due to technology disruptions; volatility of end markets; continued successful research, development and marketing of new or improved products; geopolitical, economic or other risks arising from worldwide or regional economic conditions; the global nature of Eaton’s business and exposure to economic and political instability, including war or armed conflict, changes in governmental laws, regulations and policies; changes in countries’ trade policies, including the imposition of sanctions or tariffs; changes in our tax rates or tax laws and regulations applicable to our business; rules, regulations, audits and investigations and related compliance risks associated with being a governmental contractor; our ability to protect our intellectual property; litigation and environmental regulations impacting our business; and the other risk factors discussed in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and other reports filed by the Company with the SEC. We disclaim any obligation to update publicly any forward-looking statements, whether in response to new information, future events or otherwise, except as required by applicable law.

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
On January 26, 2026, Eaton announced its intention to separate its Mobility business segment from the rest of Eaton via a spin-off. On June 10, 2026, Eaton entered into definitive agreements with Dana Incorporated (Dana), whereby Eaton will separate the Mobility business and combine it with Dana in a Reverse Morris Trust (RMT) transaction (the separation and merger with and into Dana described below collectively referred to as the Transaction). As part of the Transaction, Eaton will distribute the Mobility business (other than certain assets and liabilities that will be sold directly to Dana in a concurrent asset sale) to Eaton shareholders through an exchange offer (split-off), in which Eaton shareholders will have the opportunity to tender their Eaton shares in exchange for shares of Mobility (USA) Corporation, a wholly owned subsidiary of Eaton (SpinCo), followed, if necessary, by a clean-up pro rata distribution. Immediately thereafter, a direct, wholly owned subsidiary of SpinCo will merge with and into Dana, with Dana surviving as a direct, wholly owned subsidiary of SpinCo. Following completion of the Transaction, Eaton shareholders are expected to own at least 50.1% of the combined company's outstanding shares. Eaton will also receive a cash distribution of approximately $1.1 billion prior to completion of the Transaction, subject to a customary cash and indebtedness adjustment and tax payments to various global jurisdictions and transaction related charges. Eaton expects to use the cash distribution consistent with its capital allocation framework, including repayment of outstanding indebtedness.
The RMT transaction is intended to be tax-free for U.S. federal income tax purposes to Eaton and Eaton’s shareholders and is expected to close in the first quarter of 2027, subject to Dana stockholder approval, regulatory approvals, and customary closing conditions. Until the Transaction closes, the Mobility business segment will continue to operate as a business segment of Eaton and its financial results reported in Eaton’s continuing operations. In the event the Transaction is not consummated, Eaton intends to separate its Mobility business segment in a spin-off.
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
Acquisition and Divestiture Charges
Eaton incurs integration charges and transaction costs to acquire and integrate businesses, and transaction, separation and other costs to divest and exit businesses. Eaton also recognizes gains and losses on the sale of businesses. A summary of these Corporate items is as follows:

	Three months ended June 30		Six months ended June 30
(In millions except for per share data)	2026	2025	2026	2025
Acquisition integration, divestiture charges and transaction costs	$154	$70	$263	$80
Income tax expense (benefit)	36	(16)	15	(19)
Total after income taxes	$190	$54	$278	$61
Per ordinary share - diluted	$0.49	$0.14	$0.71	$0.16
Acquisition integration, divestiture charges and transaction costs in 2026 and 2025 are primarily related to the following:

•The acquisitions of Fibrebond Corporation, Resilient Power Systems Inc., Ultra PCS Limited, Boyd Thermal, and Exertherm, the anticipated divestiture of the Mobility business, transactions completed prior to 2023, and other charges to acquire and exit businesses.
•Employee transaction and retention award compensation expense related to the acquisition of Fibrebond of $27 million and $39 million in the second quarter and the first six months of 2026, respectively, and $47 million in the second quarter and the first six months of 2025.
•Employee incentive compensation expense related to the acquisition of Resilient of $6 million and $16 million in the second quarter and first six months of 2026, respectively.
Charges in 2026 and 2025 were included in Cost of products sold, Selling and administrative expense, Research and development expense, or Other expense (income) - net. In Business Segment Information in Note 15, the charges were included in Other expense - net.
Additionally, during the second quarter and the first six months of 2026, Eaton incurred $52 million of withholding taxes related to funding the acquisition of Boyd Thermal, which are included in Income tax expense (benefit) in the table above.
Restructuring Program
During the first quarter of 2024, Eaton implemented a multi-year restructuring program to accelerate opportunities to optimize its operations and global support structure. These actions will better align the Company's functions to support anticipated growth and drive greater effectiveness throughout the Company. Since the inception of the program, the Company has incurred charges of $397 million. This restructuring program is expected to be completed in 2026 and is expected to incur additional expenses related to workforce reductions of $60 million and plant closing and other costs of $18 million, resulting in total estimated charges of $475 million for the entire program. The Company expects mature year benefits of $375 million when the multi-year program is fully implemented.
Additional information related to these restructuring programs is presented in Note 14.

Intangible Asset Amortization Expense
Intangible asset amortization expense is as follows:

	Three months ended June 30		Six months ended June 30
(In millions except for per share data)	2026	2025	2026	2025
Intangible asset amortization expense	$255	$129	$395	$235
Income tax benefit	57	28	87	50
Total after income taxes	$198	$101	$308	$185
Per ordinary share - diluted	$0.50	$0.25	$0.79	$0.47
Consolidated Financial Results

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
(In millions except for per share data)	2026	2025		2026	2025
Net sales	$8,531	$7,028	21%	$15,982	$13,404	19%
Gross profit	2,855	2,597	10%	5,506	5,043	9%
Percent of net sales	33.5%	37.0%		34.5%	37.6%
Income before income taxes	1,144	1,186	(4)%	2,251	2,363	(5)%
Net income	823	982	(16)%	1,690	1,947	(13)%
Less net income for noncontrolling interests	(1)	(1)		(3)	(2)
Net income attributable to Eaton ordinary shareholders	821	982	(16)%	1,687	1,945	(13)%
Excluding acquisition and divestiture charges, after-tax	190	54		278	61
Excluding restructuring program charges, after-tax	19	18		49	33
Excluding intangible asset amortization expense, after-tax	198	101		308	185
Adjusted earnings	$1,228	$1,155	6%	$2,322	$2,225	4%

Net income per share attributable to Eaton ordinary shareholders - diluted	$2.11	$2.51	(16)%	$4.33	$4.96	(13)%
Excluding per share impact of acquisition and divestiture charges, after-tax	0.49	0.14		0.71	0.16
Excluding per share impact of restructuring program charges, after-tax	0.05	0.05		0.13	0.08
Excluding per share impact of intangible asset amortization expense, after-tax	0.50	0.25		0.79	0.47
Adjusted earnings per ordinary share	$3.15	$2.95	7%	$5.96	$5.67	5%

Net Sales

Changes in Net sales:	Three months ended June 30, 2026	Six months ended June 30, 2026
Organic growth	14%	12%
Acquisitions of businesses	7%	6%
Foreign currency	—%	1%
Total increase in Net sales	21%	19%
The increase in organic sales in the second quarter of 2026 was due to strength in data center and machine OEM end-markets in the Electrical Americas business segment, broad-based strength in end-markets of the Electrical Global business segment, and strength in commercial OEM, commercial aftermarket, and military OEM in the Aerospace business segment, partially offset by weakness in residential and industrial end-markets in the Electrical Americas business segment, and weakness in the European region in the Mobility business segment.
The increase in organic sales in the first six months of 2026 was due to strength in data center and machine OEM end-markets in the Electrical Americas and Electrical Global business segments, strength in residential end-markets in the Electrical Global business segment, and strength in commercial OEM, commercial aftermarket, and military aftermarket in the Aerospace business segment, partially offset by weakness in industrial end-markets in the Electrical Americas and Electrical Global business segments, weakness in utility and residential end-markets in the Electrical Americas business segment, and weakness in the North American region driven by the exit of a low-margin light vehicle business and weakness in the European region in the Mobility business segment.
Gross Profit
Gross profit margin decreased from 37.0% in the second quarter of 2025 to 33.5% in the second quarter of 2026. Material factors affecting this decrease were a 390 basis point decline from higher commodity and wage inflation and a 150 basis point decline from higher intangible asset amortization, partially offset by a 160 basis point increase from higher sales.
Gross profit margin decreased from 37.6% in the first six months of 2025 to 34.5% in the first six months of 2026. Material factors affecting this decrease were a 390 basis point decline from higher commodity and wage inflation and a 100 basis point decline from higher intangible asset amortization, partially offset by a 140 basis point increase from higher sales.
Income Taxes
The effective income tax rate for the second quarter and first six months of 2026 was expense of 28.1% and 24.9%, respectively, compared to expense of 17.2% and 17.6% for the second quarter and first six months of 2025. The increase in the effective tax rate in the second quarter and first six months of 2026 was primarily due to greater levels of income in higher tax jurisdictions and withholding tax expense related to funding the acquisition of Boyd Thermal.

Net Income
Changes in Net income attributable to Eaton ordinary shareholders and Net income per share attributable to Eaton ordinary shareholders - diluted are summarized as follows:

	Three months ended		Six months ended
(In millions except for per share data)	Dollars	Per share	Dollars	Per share
June 30, 2025	$982	$2.51	$1,945	$4.96
Business segment results of operations
Operational performance	244	0.62	373	0.96
Foreign currency	(5)	(0.01)	3	0.01
Corporate
Interest expense - net	(107)	(0.27)	(167)	(0.42)
Intangible asset amortization expense	(97)	(0.25)	(123)	(0.33)
Restructuring program charges	—	—	(16)	(0.05)
Acquisition and divestiture charges	(137)	(0.35)	(216)	(0.55)
Other corporate items	5	0.01	(5)	(0.01)
Tax rate impact	(64)	(0.16)	(107)	(0.27)
Impact of shares	—	0.01	—	0.03
June 30, 2026	$821	$2.11	$1,687	$4.33

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
•Book-to-bill: Average of the ratio of firm customer orders to Net sales for the last four quarters
Electrical Americas

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
($ in millions)	2026	2025		2026	2025
Net sales	$3,951	$3,350	18%	$7,551	$6,360	19%

Operating profit	$1,088	$987	10%	$2,010	$1,891	6%
Operating margin	27.5%	29.5%		26.6%	29.7%

Changes in Net sales:
Organic growth			18%			16%
Acquisitions of businesses			—%			2%
Foreign currency			—%			1%
Total increase in Net sales			18%			19%

			Change from June 30
Performance metrics:	June 30, 2026	June 30, 2025	2026 vs. 2025	2025 vs. 2024
Backlog	$15,175	$11,377	33%	17%
Organic change in backlog			33%	6%
Organic change in customer orders			41%	2%
Book-to-bill	1.3	1.1
The increase in organic sales in the second quarter of 2026 was due to strength in data center and machine OEM end-markets, partially offset by weakness in residential and industrial end-markets. The increase in organic sales in the first six months of 2026 was due to strength in data center and machine OEM end-markets, partially offset by weakness in residential, utility, and industrial end-markets.
The operating margin decreased from 29.5% in the second quarter of 2025 to 27.5% in the second quarter of 2026. Material factors affecting this decrease were a 470 basis point decline from higher commodity inflation, partially offset by a 260 basis point increase from higher sales. The operating margin decreased from 29.7% in the first six months of 2025 to 26.6% in the first six months of 2026. Material factors affecting this decrease were a 470 basis point decline from higher commodity inflation, partially offset by a 230 basis point increase from higher sales.

Electrical Global

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
($ in millions)	2026	2025		2026	2025
Net sales	$2,517	$1,753	44%	$4,463	$3,362	33%

Operating profit	$499	$353	41%	$873	$653	34%
Operating margin	19.8%	20.1%		19.6%	19.4%

Changes in Net sales:
Organic growth			18%			14%
Acquisition of a business			25%			16%
Foreign currency			1%			3%
Total increase in Net sales			44%			33%

			Change from June 30
Performance metrics:	June 30, 2026	June 30, 2025	2026 vs. 2025	2025 vs. 2024
Backlog	$3,602	$1,771	103%	1%
Organic change in backlog			54%	(3)%
Organic change in customer orders			33%	(1)%
Book-to-bill	1.1	1.0
The increase in organic sales in the second quarter of 2026 was due to broad-based strength in end-markets, with particular strength in data center and machine OEM end-markets. The increase in organic sales in the first six months of 2026 was due to strength in data center, machine OEM, and residential end-markets, partially offset by weakness in industrial end-markets.
The operating margin decreased from 20.1% in the second quarter of 2025 to 19.8% in the second quarter of 2026. Material factors affecting this decrease were a 460 basis point decline from higher commodity and wage inflation, partially offset by a 240 basis point increase from higher sales, a 100 basis point increase from favorable mix, and an 80 basis point increase from operating efficiencies. The operating margin increased from 19.4% in the first six months of 2025 to 19.6% in the first six months of 2026. Material factors affecting this increase were a 210 basis point increase from higher sales, a 130 basis point increase from favorable mix, and a 120 basis point increase from operating efficiencies, partially offset by a 460 basis point decline from higher commodity and wage inflation.

Aerospace

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
($ in millions)	2026	2025		2026	2025
Net sales	$1,222	$1,080	13%	$2,362	$2,059	15%

Operating profit	$278	$240	16%	$582	$466	25%
Operating margin	22.8%	22.2%		24.7%	22.6%

Changes in Net sales:
Organic growth			7%			8%
Acquisition of a business			6%			6%
Foreign currency			—%			1%
Total increase in Net sales			13%			15%

			Change from June 30
Performance metrics:	June 30, 2026	June 30, 2025	2026 vs. 2025	2025 vs. 2024
Backlog	$5,164	$4,025	28%	16%
Organic change in backlog			18%	14%
Organic change in customer orders			17%	10%
Book-to-bill	1.2	1.1
The increase in organic sales in the second quarter of 2026 was due to strength in commercial OEM and commercial aftermarket. The increase in organic sales in the first six months of 2026 was due to strength in commercial OEM, commercial aftermarket, and military aftermarket.
The operating margin increased from 22.2% in the second quarter of 2025 to 22.8% in the second quarter of 2026. Material factors affecting this increase were a 160 basis point increase from higher sales, a 150 basis point increase from favorable mix, and a 40 basis point increase from the acquisition of Ultra PCS, partially offset by a 300 basis point decline from higher commodity and wage inflation. The operating margin increased from 22.6% in the first six months of 2025 to 24.7% in the first six months of 2026. Material factors affecting this increase were a 170 basis point increase from higher sales, a 130 basis point increase from the sale of a facility in the first quarter of 2026, a 130 basis point increase from favorable mix, and a 30 basis point increase from the acquisition of Ultra PCS, partially offset by a 310 basis point decline from higher commodity and wage inflation.

Mobility

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
(In millions)	2026	2025		2026	2025
Net sales	$841	$845	—%	$1,607	$1,624	(1)%

Operating profit	$109	$102	7%	$198	$194	2%
Operating margin	13.0%	12.1%		12.3%	11.9%

Changes in Net sales:
Organic growth			(2)%			(4)%
Foreign currency			2%			3%
Total decrease in Net sales			—%			(1)%
The decrease in organic sales in the second quarter of 2026 was due to weakness in the European region. The decrease in organic sales in the first six months of 2026 was due to weakness in the North American region driven by the exit of a low-margin light vehicle business and weakness in the European region.
The operating margin increased from 12.1% in the second quarter of 2025 to 13.0% in the second quarter of 2026. Material factors affecting this increase were a 300 basis point increase from operating efficiencies, partially offset by a 230 basis point decline from higher commodity and wage inflation. The operating margin increased from 11.9% in the first six months of 2025 to 12.3% in the first six months of 2026. Material factors affecting this increase were a 260 basis point increase from operating efficiencies, partially offset by a 220 basis point decline from higher commodity and wage inflation.
Corporate Expense

	Three months ended June 30		Increase (decrease)	Six months ended June 30		Increase (decrease)
(In millions)	2026	2025		2026	2025
Intangible asset amortization expense	$255	$129	98%	$395	$235	68%
Interest expense - net	201	71	183%	307	103	198%
Pension and other postretirement benefits income	(2)	(5)	(60)%	(6)	(10)	(40)%
Restructuring program charges	24	24	—%	62	42	48%
Other expense - net	353	277	27%	655	471	39%
Total corporate expense	$831	$496	68%	$1,413	$841	68%
The material factors affecting the increase in Total corporate expense in the second quarter and first six months of 2026 were higher Interest expense - net, Intangible asset amortization expense, and Other expense - net. The increase in Other expense - net is primarily due to higher acquisition and divestiture costs.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
Liquidity and Financial Condition
Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk.
On February 6, 2026, Eaton Corporation, a subsidiary of Eaton, exercised a $1,000 million upsize of the existing $3,000 million five-year revolving credit agreement, increasing the total facility size to $4,000 million. The facility’s maturity date remains unchanged at September 27, 2030. The revolving credit facility is used to support commercial paper borrowings and is fully and unconditionally guaranteed by Eaton and certain of its direct and indirect subsidiaries on an unsubordinated, unsecured basis. There were no borrowings outstanding under the revolving credit facility at June 30, 2026. Also on February 6, 2026 the Company increased its commercial paper program from $3,000 million to $4,000 million. The Company maintains access to the commercial paper markets through its $4,000 million commercial paper program, of which $2,088 million was outstanding on June 30, 2026, used primarily to manage fluctuations in working capital and to partially fund acquisitions closed during 2026.
On March 6, 2026, Eaton Corporation, a subsidiary of Eaton, issued notes (2026 U.S. Notes) with an aggregate face amount of $8,500 million. The 2026 U.S. Notes are comprised of six tranches: 3.85% notes due 2028 in the amount of $1,500 million; 3.95% notes due 2029 in the amount of $1,500 million; 4.20% notes due 2031 in the amount of $1,500 million; 4.50% notes due 2033 in the amount of $1,000 million; 4.80% notes due 2036 in the amount of $2,000 million; and 5.45% notes due 2056 in the amount of $1,000 million. Interest is payable semi-annually. The issuer received proceeds totaling $8,427 million from the 2026 U.S. Notes issuance, net of financing costs and discounts. The 2026 U.S. Notes are fully and unconditionally guaranteed on an unsubordinated, unsecured basis by Eaton and certain of its direct and indirect subsidiaries. The 2026 U.S. Notes contain customary optional redemption and par call provisions. The 2026 U.S. Notes also contain a change of control provision which requires the Company to make an offer to purchase all or any part of the 2026 U.S. Notes at a purchase price of 101% of the principal amount plus accrued and unpaid interest. The capitalized deferred financing fees are amortized in Interest expense - net over the respective terms of the 2026 U.S. Notes. The 2026 U.S. Notes are subject to customary non-financial covenants.
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
Over the course of a year, cash, short-term investments, and short-term debt may fluctuate in order to manage global liquidity. As of June 30, 2026 and December 31, 2025, Eaton had cash of $483 million and $622 million, short-term investments of $212 million and $181 million, and short-term debt of $2,091 million and $1 million, respectively. Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, availability under the existing revolving credit facility, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business, fund capital expenditures and acquisitions of businesses, as well as scheduled payments of long-term debt, for at least the next 12 months and the foreseeable future thereafter.
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
Eaton is in compliance with each of its debt covenants for all periods presented.

Cash Flows
A summary of cash flows is as follows:

	Six months ended June 30		Change from 2025
(In millions)	2026	2025
Net cash provided by operating activities	$1,634	$1,156	$478
Net cash used in investing activities	(11,661)	(490)	(11,171)
Net cash provided by (used in) financing activities	9,874	(697)	10,571
Effect of currency on cash	13	(126)	139
Total decrease in cash	$(139)	$(157)
Operating Cash Flow
Net cash provided by operating activities increased by $478 million in the first six months of 2026 compared to 2025. The material factor affecting this increase was working capital balances being $564 lower, partially offset by lower net income of $257 million.
Investing Cash Flow
Net cash used in investing activities increased by $11,171 million in the first six months of 2026 compared to 2025. Material factors affecting this increase were an increase in cash paid for business acquisitions of $11,079 million in 2026 compared to $1,450 million cash paid for business acquisitions in 2025 and purchases of short-term investments of $43 million in 2026 compared to sales of short term investments of $1,343 million in 2025.
Financing Cash Flow
Net cash provided by financing activities increased by $10,571 million in the first six months of 2026 compared to 2025. Material factors affecting this increase were an increase in proceeds from borrowings of $9,871 million in 2026 compared to $1,058 million proceeds from borrowings in 2025, no repurchase of shares in 2026 compared to repurchase of shares of $1,307 million in 2025, and an increase in net proceeds of short-term debt of $2,088 million in 2026 from $1,111 million in 2025, partially offset by payments on borrowings of $1,143 million in 2026 from $713 million in 2025.
Uses of Cash
Capital Expenditures
Capital expenditures were $446 million and $349 million in the first six months of 2026 and 2025, respectively. The Company plans to increase capital expenditures over the next several years to expand production capacity across various markets to support anticipated growth. As a result, Eaton expects approximately $1.15 billion in capital expenditures in 2026.
Dividends
Cash dividend payments were $858 million and $818 million in the first six months of 2026 and 2025, respectively. Payment of quarterly dividends in the future depends upon the Company’s ability to generate net income and operating cash flows, among other factors, and is subject to declaration by the Eaton Board of Directors. The Company intends to continue to pay quarterly dividends in 2026.
Share Repurchases
On February 23, 2022, the Eaton Board of Directors adopted a share repurchase program for repurchases of ordinary shares up to $5.0 billion to be made during the three-year period commencing on that date (2022 Program). On February 27, 2025, the Eaton Board of Directors renewed the 2022 Program by providing authority for up to $9.0 billion in repurchases to be made during the three-year period commencing on that date (2025 Program). Under the 2025 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During the three and six months ended June 30, 2026, no ordinary shares were repurchased. During the three and six months ended June 30, 2025, 2.3 million and 4.2 million ordinary shares, respectively, were repurchased under the 2025 or 2022 Programs in the open market at a total cost of $698 million and $1,306 million, respectively. The Company does not intend to pursue share repurchases in 2026 due to the acquisition of Boyd Thermal on March 12, 2026.

Acquisition of Businesses and Investments in Nonmarketable Securities
The Company paid cash of $11,079 million and $1,450 million to acquire businesses in the first six months of 2026 and 2025, respectively. Additionally, the Company paid $85 million in the first six months of 2026 for investments in nonmarketable securities. There were no investments in nonmarketable securities in the first six months of 2025. The Company will continue to focus on deploying its capital toward businesses that provide opportunities for higher growth and strong returns, and align with secular trends and its power management strategies.
Debt
The Company manages a number of short-term and long-term debt instruments, including commercial paper. At June 30, 2026, the Company had Short-term debt of $2,091 million, Current portion of long-term debt of $11 million, and Long-term debt of $18,509 million. The Company believes it has the operating flexibility, cash flow, and access to capital markets to meet scheduled payments of long-term debt. For additional information on financing transactions and debt see Note 8.
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
Substantially all of the Senior Notes (with limited exceptions), together with the credit facilities described above under Liquidity and Financial Condition (the Credit Facilities), are guaranteed by Eaton and 17 of its subsidiaries. Accordingly, they rank equally with each other. However, because these obligations are not secured, they would be effectively subordinated to any existing or future secured indebtedness of Eaton and its subsidiaries. As of June 30, 2026, Eaton has no material, long-term secured debt. The guaranteed Registered Senior Notes are also structurally subordinated to the liabilities of Eaton's subsidiaries that are not guarantors. Except as described below under Future Guarantors, Eaton is not obligated to cause its subsidiaries to guarantee the Registered Senior Notes.
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
The 1994 Indenture does not contain provisions with respect to future guarantors.
Summarized Financial Information of Guarantors and Issuers

(In millions)	June 30, 2026	December 31, 2025
Current assets	$4,395	$4,075
Noncurrent assets	13,565	13,439
Current liabilities	6,253	4,598
Noncurrent liabilities	20,446	10,788
Amounts due to subsidiaries that are non-issuers and non-guarantors - net	4,763	9,499

(In millions)		Six months ended June 30, 2026
Net sales		$9,153
Sales to subsidiaries that are non-issuers and non-guarantors		569
Cost of products sold		6,552
Expense from subsidiaries that are non-issuers and non-guarantors - net		173
Net income		675
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
Pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act, an evaluation was performed under the supervision and with the participation of Eaton's management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that Eaton's disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2026.
Internal Control over Financial Reporting
During the second quarter of 2026, there was no change in Eaton’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting. Management is currently evaluating the impact of businesses acquired in the past twelve months on Eaton's internal control over financial reporting.
PART II — OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.
Information regarding the Company's legal proceedings is presented in Note 10 of the Notes to the condensed consolidated financial statements.

ITEM 1A.RISK FACTORS.
“Item 1A. Risk Factors” in Eaton's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 includes a discussion of the Company's risk factors. The information below updates the risks relating to the separation of the Mobility business. There have been no material changes to the other previously disclosed risk factors.
We may not complete the anticipated separation of our Mobility business and its merger with Dana Incorporated or complete the transaction within the timeframe we anticipate or at all; the transaction may present difficulties that could have an adverse effect on us; costs associated with the transaction may be higher than anticipated; we may not realize some or all of the expected benefits of the transaction.
On June 10, 2026, we entered into a definitive agreement with Dana Incorporated (Dana) pursuant to which we will separate our Mobility business and combine it with Dana in a Reverse Morris Trust transaction (the Transaction). We currently anticipate that we will close the Transaction in the first quarter of 2027, but satisfying the conditions to the closing of the Transaction (including the receipt of Dana stockholder approval and receipt of required regulatory clearances) may take longer than we expect and there can be no assurance that all such conditions will be satisfied or waived.
In addition, Reverse Morris Trust transactions are complex in nature, and unanticipated developments or changes, including changes in law, the macroeconomic environment and market conditions or regulatory or political conditions may affect our ability to complete the Transaction as currently expected, within the anticipated time frame or at all. Any changes to the Transaction, delay or failure in completing it could cause us not to realize some or all of the expected benefits, or realize them on a different timeline than expected, which could have a material adverse effect on our business, financial condition, results of operations, cash flows or our stock price.

Whether or not we complete the Transaction, our ongoing businesses may be adversely affected and we may be subject to certain risks and consequences as a result of pursuing the Transaction, including the following: the pursuit of the Transaction may be complex, costly and time-consuming and could divert management’s attention from day-to-day business concerns and divert Eaton’s resources from other strategic opportunities and operational matters; the pendency of the Transaction could have an adverse impact on our ability to attract, retain and motivate key employees and on relationships with existing and prospective customers, suppliers and other third parties; we could be subject to litigation related to the Transaction, which could result in significant costs and expenses; and we may have to delay or forgo business opportunities that may otherwise arise with respect to the Mobility business segment in favor of the Transaction under the terms of the merger agreement entered into with Dana. In addition, although we intend for the transaction to be tax-free to our stockholders for U.S. federal income tax purposes, there can be no assurance that the Transaction will so qualify. Any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows or our stock price.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c) Issuer's Purchases of Equity Securities
During the second quarter of 2026, there were no shares repurchased.

ITEM 5.    OTHER INFORMATION.
During the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, amended or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.EXHIBITS.
Eaton Corporation plc
Second Quarter 2026 Report on Form 10-Q

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

EATON CORPORATION plc
Registrant

Date:	July 31, 2026	By:	/s/ David B. Foster
David B. Foster
Principal Financial Officer
(On behalf of the registrant and as Principal Financial Officer)