Form 10-Q
period 2026-09-30
Eaton Corp plc
filed 2026-11-03
CIK 1551182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 388.5 million ordinary shares outstanding as of September 30, 2026.

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended September 30		Nine months ended September 30
(In millions except for per share data)	2026	2025	2026	2025
Net sales	$8,947	$6,988	$24,929	$20,393

Cost of products sold	5,842	4,313	16,318	12,674
Selling and administrative expense	1,278	1,105	3,784	3,302
Research and development expense	238	203	676	594
Interest expense - net	198	67	505	171
Other expense - net	20	25	26	15
Income before income taxes	1,370	1,275	3,620	3,637
Income tax expense	291	264	852	680
Net income	1,079	1,010	2,769	2,958
Less net income for noncontrolling interests	(1)	(1)	(4)	(3)
Net income attributable to Eaton ordinary shareholders	$1,078	$1,010	$2,765	$2,955

Net income per share attributable to Eaton ordinary shareholders
Diluted	$2.77	$2.59	$7.10	$7.54
Basic	2.77	2.60	7.12	7.57

Weighted-average number of ordinary shares outstanding
Diluted	389.6	390.1	389.4	391.7
Basic	388.6	388.8	388.5	390.4

Cash dividends declared per ordinary share	$1.10	$1.04	$3.30	$3.12
The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended September 30		Nine months ended September 30
(In millions)	2026	2025	2026	2025
Net income	$1,079	$1,010	$2,769	$2,958
Less net income for noncontrolling interests	(1)	(1)	(4)	(3)
Net income attributable to Eaton ordinary shareholders	1,078	1,010	2,765	2,955

Other comprehensive income (loss), net of tax
Currency translation and related hedging instruments	80	(64)	1	199
Pensions and other postretirement benefits	(35)	22	63	(2)
Cash flow hedges	(7)	(5)	(54)	3
Other comprehensive income (loss) attributable to Eaton ordinary shareholders	38	(47)	10	200

Total comprehensive income attributable to Eaton ordinary shareholders	$1,116	$963	$2,775	$3,155
The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONSOLIDATED BALANCE SHEETS

(In millions)	September 30, 2026	December 31, 2025
Assets
Current assets
Cash	$528	$622
Short-term investments	290	181
Accounts receivable - net	7,150	5,387
Inventory	5,941	4,721
Prepaid expenses and other current assets	2,121	1,444
Total current assets	16,031	12,355
Property, plant and equipment
Land and buildings	2,556	2,361
Machinery and equipment	8,166	7,667
Gross property, plant and equipment	10,722	10,028
Accumulated depreciation	(5,907)	(5,712)
Net property, plant and equipment	4,815	4,316
Other noncurrent assets
Goodwill	20,298	15,769
Other intangible assets	12,264	5,054
Operating lease assets	943	768
Deferred income taxes	571	707
Other assets	2,530	2,281
Total assets	$57,452	$41,251

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$1,594	$1
Current portion of long-term debt	710	1,136
Accounts payable	5,911	4,168
Accrued compensation	832	644
Other current liabilities	3,944	3,421
Total current liabilities	12,991	9,370
Noncurrent liabilities
Long-term debt	17,802	8,758
Pension liabilities	623	702
Other postretirement benefits liabilities	157	161
Operating lease liabilities	816	637
Deferred income taxes	2,084	265
Other noncurrent liabilities	1,958	1,889
Total noncurrent liabilities	23,440	12,412
Shareholders’ equity
Ordinary shares (388.5 million outstanding in 2026 and 387.9 million in 2025)	4	4
Capital in excess of par value	12,902	12,837
Retained earnings	12,179	10,702
Accumulated other comprehensive loss	(4,108)	(4,118)
Shares held in trust	(1)	—
Total Eaton shareholders’ equity	20,976	19,425
Noncontrolling interests	47	44
Total equity	21,023	19,469
Total liabilities and equity	$57,452	$41,251
The accompanying notes are an integral part of these condensed consolidated financial statements.

EATON CORPORATION plc
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30
(In millions)	2026	2025
Operating activities
Net income	$2,769	$2,958
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	1,135	751
Deferred income taxes	86	74
Pension and other postretirement benefits expense	40	31
Contributions to pension plans	(70)	(81)
Contributions to other postretirement benefits plans	(10)	(13)
Changes in working capital	(1,050)	(1,313)
Other - net	43	100
Net cash provided by operating activities	2,943	2,507

Investing activities
Capital expenditures for property, plant and equipment	(721)	(527)
Cash paid for acquisition of businesses, net of cash acquired	(11,079)	(1,504)
Proceeds from sales of property, plant and equipment	49	53
Investments in nonmarketable securities	(92)	—
Sales (purchases) of short-term investments - net	(122)	1,287
Proceeds from (payments for) settlement of currency exchange contracts not designated as hedges - net	22	(13)
Other - net	(64)	(79)
Net cash used in investing activities	(12,007)	(783)

Financing activities
Proceeds from borrowings	9,871	1,058
Payments on borrowings	(1,145)	(714)
Short-term debt - net	1,592	761
Debt issuance costs	(71)	(8)
Cash dividends paid	(1,285)	(1,222)
Exercise of employee stock options	44	37
Repurchase of shares	—	(1,669)
Employee taxes paid from shares withheld	(56)	(50)
Other - net	1	(5)
Net cash provided by (used in) financing activities	8,951	(1,812)

Effect of currency on cash	19	(138)
Total decrease in cash	(94)	(227)
Cash at the beginning of the period	622	555
Cash at the end of the period	$528	$328
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
As part of the acquisition, Eaton assumed $240 million of employee transaction and retention awards. Awards vest in six equal annual installments starting in the second quarter of 2025, subject to continued employment with Eaton. Forfeited employee awards are paid to former Fibrebond shareholders annually. Eaton recognizes compensation expense for the awards over the requisite service period and any employee forfeitures owed to former Fibrebond shareholders are expensed immediately in Other expense - net. Expense related to the awards is reported in the Consolidated Statements of Income as follows:

	Three months ended September 30		Nine months ended September 30
(In millions)	2026	2025	2026	2025
Cost of products sold	$7	$9	$27	$43
Selling and administrative expense	1	2	8	14
Other expense - net	4	5	17	7
Total expense	$12	$16	$52	$64
Eaton's 2025 condensed consolidated financial statements include Fibrebond results of operations, including segment operating profit of $106 million on sales of $323 million, from the date of acquisition through September 30, 2025.

Acquisition of Resilient Power Systems Inc.
On August 6, 2025, Eaton acquired Resilient Power Systems Inc. (Resilient), a leading North American developer and manufacturer of innovative energy solutions, including solid-state transformer-based technology. Resilient was acquired for $86 million, including $55 million of cash paid at closing and an initial estimate of $31 million for the fair value of contingent future consideration based on 2025 through 2028 revenue performance and achievement of technology-based milestones. The fair value of contingent consideration liabilities is estimated by discounting contingent payments expected to be made, and may increase or decrease based on changes in milestone achievements and discount rates, with a maximum possible undiscounted value of $45 million. As of September 30, 2026, the fair value of the contingent future payments is $32 million. Resilient is reported within the Electrical Americas business segment.
As part of the acquisition, Eaton assumed employee incentives with a maximum payout of $50 million contingent upon achievement of the same revenue performance and technology-based milestones, as well as continued employment with Eaton. The incentives will be paid over three years, starting in 2026 and concluding in 2028. As of September 30, 2026, the Company expects to pay $50 million of employee incentives based on the estimated probability of the milestones being achieved. Compensation expense is recognized over the requisite service period. During the third quarter of 2026, the Company recognized compensation expense of $4 million which was included in Selling and administrative expense on the Consolidated Statements of Income. During the first nine months of 2026, compensation expense of $19 million and $1 million were included in Selling and administrative expense and Research and development expense, respectively. During the third quarter of 2025, compensation expense of $4 million was included in Selling and administrative expense.
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
The acquisition of Ultra PCS has been accounted for using the acquisition method of accounting which requires the assets acquired and liabilities assumed be recognized at their respective fair values on the acquisition date, as well as measurement period adjustments recorded as of September 30, 2026. The table below summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed on the acquisition date. These preliminary estimates will continue to be revised during the measurement period as third-party valuations are updated and finalized, further information becomes available and additional analyses are performed. These differences could have a material impact on Eaton's preliminary purchase price allocation. The current measurement period adjustments did not have a material impact to the Consolidated Statements of Income.

(In millions)	Preliminary Allocation	Measurement Period Adjustments	Adjusted Preliminary Allocation
Accounts receivable	$38	$1	$39
Inventory	65	5	70
Prepaid expenses and other current assets	26	(9)	17
Property, plant and equipment	21	—	21
Other intangible assets	798	(24)	774
Other assets	4	—	4
Accounts payable	(13)	—	(13)
Other current liabilities	(77)	1	(76)
Other noncurrent liabilities	(170)	(2)	(172)
Total identifiable net assets	692	(28)	664
Goodwill	837	28	865
Total consideration, net of cash received	$1,529	$—	$1,529

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the anticipated synergies of acquiring Ultra PCS. As a result of the acquisition, goodwill of $97 million recognized in the United States is expected to be deductible for tax purposes. Other intangible assets of $774 million include customer relationships, technology, trademarks and backlog. Given the timing of the acquisition, Eaton used a preliminary third-party valuation to determine the fair values for intangible assets and will continue to revise during the measurement period. See Note 6 for additional information about goodwill.
The Company incurred $17 million of acquisition related transaction costs during the first nine months of 2026 for Ultra PCS that were included in Selling and administrative expense on the Consolidated Statements of Income.
Eaton's 2026 condensed consolidated financial statements include Ultra PCS results of operations, including segment operating profit of $47 million on sales of $166 million, from the date of acquisition through September 30, 2026.
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
The acquisition of Boyd Thermal has been accounted for using the acquisition method of accounting which requires the assets acquired and liabilities assumed be recognized at their respective fair values on the acquisition date, as well as measurement period adjustments recorded as of September 30, 2026. The table below summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed on the acquisition date. These preliminary estimates will continue to be revised during the measurement period as third-party valuations are updated and finalized, further information becomes available and additional analyses are performed. These differences could have a material impact on Eaton's preliminary purchase price allocation. The current measurement period adjustments did not have a material impact to the Consolidated Statements of Income.

(In millions)	Preliminary Allocation	Measurement Period Adjustments	Adjusted Preliminary Allocation
Accounts receivable	$365	$—	$365
Inventory	238	20	258
Prepaid expenses and other current assets	18	—	18
Property, plant and equipment	190	(3)	187
Other intangible assets	5,587	1,555	7,142
Other assets	43	6	49
Accounts payable	(307)	—	(307)
Other current liabilities	(47)	(19)	(66)
Other noncurrent liabilities	(1,439)	(429)	(1,868)
Total identifiable net assets	4,648	1,130	5,778
Goodwill	4,901	(1,130)	3,771
Total consideration, net of cash received	$9,549	$—	$9,549
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the anticipated synergies of acquiring Boyd Thermal. Goodwill recognized as a result of the acquisition is not expected to be deductible for tax purposes. Other intangible assets of $7,142 million include customer relationships, technology and backlog. Given the timing of the acquisition, Eaton used a preliminary third-party valuation to determine the fair values for intangible assets and will continue to revise during the measurement period. See Note 6 for additional information about goodwill.
The Company incurred $36 million of acquisition related transaction costs during the first nine months of 2026 for Boyd Thermal that were included in Selling and administrative expense on the Consolidated Statements of Income.
Eaton's 2026 condensed consolidated financial statements include Boyd Thermal results of operations, including segment operating profit of $257 million on sales of $1,058 million, from the date of acquisition through September 30, 2026.

Agreement to Acquire COL Group
On September 25, 2026, Eaton signed an agreement to acquire COL Group, a leader in medium-voltage electrical distribution solutions, including SF₆-free switchgear, grid automation technologies and modular power systems. COL Group has approximately 400 employees and facilities in Turin, Milan, Bergamo, and Catania, Italy. Under the terms of the agreement, Eaton will pay €810 million ($921 million, translated at the September 30, 2026 exchange rate) for COL Group. The transaction is subject to customary closing conditions and regulatory approvals and is expected to close in the first quarter of 2027. COL Group will be reported within the Electrical Global business segment.
Planned Separation of Mobility Business
On January 26, 2026, Eaton announced its intention to separate its Mobility business segment from the rest of Eaton via a spin-off. On June 10, 2026, Eaton entered into definitive agreements with Dana Incorporated (Dana), and on October 16, 2026, entered into a supplemental letter agreement, whereby Eaton will separate the Mobility business and combine it with Dana in a Reverse Morris Trust (RMT) transaction (collectively referred to as the Transaction). As part of the Transaction, Eaton will distribute the Mobility business (other than certain assets and liabilities that will be sold directly to Dana in a concurrent asset sale) to Eaton shareholders through an exchange offer (split-off), in which Eaton shareholders will have the opportunity to tender their Eaton shares in exchange for shares of Mobility (USA) Corporation, a wholly owned subsidiary of Eaton (SpinCo), followed, if necessary, by a clean-up pro rata distribution. Immediately thereafter, a two-step merger will take place. In the first merger step, a direct, wholly owned corporation subsidiary of SpinCo will merge with and into Dana, with Dana surviving such first merger as a direct, wholly owned subsidiary of SpinCo. Then immediately following the first merger, Dana will merge with and into a direct, wholly owned limited liability company subsidiary of SpinCo (the Second Merger Sub), with the Second Merger Sub surviving as a direct, wholly owned subsidiary of SpinCo. Following completion of the Transaction, Eaton shareholders are expected to own 50.1% of the combined company's outstanding shares. Certain of Eaton's subsidiaries will also receive a cash distribution of approximately $1.1 billion prior to completion of the Transaction, subject to a customary cash and indebtedness adjustment and tax payments to various global jurisdictions and transaction related adjustments. Eaton expects to use the cash distribution consistent with its capital allocation framework, including repayment of outstanding indebtedness.
The RMT transaction is intended to be tax-free for U.S. federal income tax purposes to Eaton and Eaton’s shareholders and is expected to close in the first four months of 2027, subject to Dana stockholder approval, regulatory approvals, and customary closing conditions. Until the Transaction closes, the Mobility business segment will continue to operate as a business segment of Eaton and its financial results reported in Eaton’s continuing operations. In the event the Transaction is not consummated, Eaton intends to separate its Mobility business segment in a spin-off.

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
The following table provides disaggregated sales by lines of businesses, geographic destination, market channel or end market, as applicable, for the Company's business segments:

	Three months ended September 30		Nine months ended September 30
(In millions)	2026	2025	2026	2025
Electrical Americas
Products	$1,271	$814	$3,435	$2,374
Systems	2,901	2,596	8,288	7,396
Total	$4,172	$3,410	$11,723	$9,770

Electrical Global
Products	$1,777	$988	$4,553	$2,892
Systems	949	736	2,636	2,195
Total	$2,727	$1,724	$7,189	$5,086

Aerospace
Original Equipment Manufacturers	$455	$407	$1,319	$1,199
Aftermarket	446	404	1,366	1,151
Industrial and Other	295	269	872	788
Total	$1,196	$1,079	$3,558	$3,138

Mobility
Vehicle	$691	$639	$1,989	$1,920
eMobility	161	136	470	479
Total	$852	$775	$2,460	$2,399

Total net sales	$8,947	$6,988	$24,929	$20,393
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (revenue recognized exceeds amount billed to the customer), and deferred revenue (advance payments and billings in excess of revenue recognized). Accounts receivable from customers were $6,535 million and $4,682 million at September 30, 2026 and December 31, 2025, respectively. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. These assets and liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Unbilled receivables were $1,158 million and $759 million at September 30, 2026 and December 31, 2025, respectively, and are recorded in Prepaid expenses and other current assets. The increase in unbilled receivables reflects higher revenue recognized and not yet billed from increased business activity in 2026, higher revenue recognized over time in 2026, and unbilled receivables associated with the Ultra PCS acquisition.

Changes in the deferred revenue liabilities are as follows:

(In millions)	Deferred Revenue
Balance at January 1, 2026	$923
Customer deposits and billings	3,649
Revenue recognized in the period	(3,417)
Deferred revenue from business acquisition	51
Translation	(9)
Balance at September 30, 2026	$1,197

(In millions)	Deferred Revenue
Balance at January 1, 2025	$618
Customer deposits and billings	2,939
Revenue recognized in the period	(2,872)
Deferred revenue from business acquisitions	73
Translation	11
Balance at September 30, 2025	$769
Deferred revenue liabilities of $1,171 million and $899 million as of September 30, 2026 and December 31, 2025, respectively, were included in Other current liabilities on the Consolidated Balance Sheets with the remaining balance presented in Other noncurrent liabilities.
A significant portion of open orders placed with Eaton are by customers of electrical products and electrical system and services, original equipment manufacturers or distributors. These open orders are not considered firm as they have been historically subject to releases by customers. In measuring backlog of unsatisfied or partially satisfied obligations, only the amount of orders to which customers are firmly committed are included. Using this criterion, total backlog at September 30, 2026 was approximately $26.2 billion. At September 30, 2026, approximately 72% of this backlog is targeted for delivery to customers in the next twelve months and the rest thereafter.

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
Accounts receivable are net of an allowance for credit losses of $63 million and $57 million at September 30, 2026 and December 31, 2025, respectively. The change in the allowance for credit losses includes expense and net write-offs, none of which are significant.

Note 5.    INVENTORY
Inventory is carried at lower of cost or net realizable value using the first-in, first-out (FIFO) method. The components of inventory are as follows:

(In millions)	September 30, 2026	December 31, 2025
Raw materials	$2,297	$1,726
Work-in-process	1,396	1,034
Finished goods	2,248	1,961
Total inventory	$5,941	$4,721

Note 6.    GOODWILL
Changes in the carrying amount of goodwill by business segment are as follows:

(In millions)	January 1, 2026	Additions	Translation	September 30, 2026
Electrical Americas	$8,010	$—	$(4)	$8,006
Electrical Global	4,156	3,771	(47)	7,880
Aerospace	2,977	865	(54)	3,788
Mobility	626	—	(1)	625
Total	$15,769	$4,636	$(106)	$20,298
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
The changes in SCF obligations are as follows:

(In millions)	SCF Obligations
Balance at January 1, 2026	$543
Invoices confirmed during the period	1,834
Invoices paid during the period	(1,614)
Translation	(1)
Balance at September 30, 2026	$763

(In millions)	SCF Obligations
Balance at January 1, 2025	$398
Invoices confirmed during the period	1,257
Invoices paid during the period	(1,154)
Balance at September 30, 2025	$501

Note 8.    DEBT
On February 6, 2026, Eaton Corporation, a subsidiary of Eaton, exercised a $1,000 million upsize of the existing $3,000 million five-year revolving credit agreement, increasing the total facility size to $4,000 million. The facility’s maturity date remains unchanged at September 27, 2030. The revolving credit facility is used to support commercial paper borrowings and is fully and unconditionally guaranteed by Eaton and certain of its direct and indirect subsidiaries on an unsubordinated, unsecured basis. There were no borrowings outstanding under the revolving credit facility at September 30, 2026. Also on February 6, 2026, the Company increased its commercial paper program from $3,000 million to $4,000 million. The Company maintains access to the commercial paper markets through its $4,000 million commercial paper program, of which $1,592 million was outstanding on September 30, 2026.
On March 6, 2026, Eaton Corporation, a subsidiary of Eaton, issued notes (2026 U.S. Notes) with an aggregate face amount of $8,500 million. The 2026 U.S. Notes are comprised of six tranches: 3.850% notes due 2028 in the amount of $1,500 million; 3.950% notes due 2029 in the amount of $1,500 million; 4.200% notes due 2031 in the amount of $1,500 million; 4.500% notes due 2033 in the amount of $1,000 million; 4.800% notes due 2036 in the amount of $2,000 million; and 5.450% notes due 2056 in the amount of $1,000 million. Interest is payable semi-annually. The issuer received proceeds totaling $8,421 million from the 2026 U.S. Notes issuance, net of financing costs and discounts. The 2026 U.S. Notes are fully and unconditionally guaranteed on an unsubordinated, unsecured basis by Eaton and certain of its direct and indirect subsidiaries. The 2026 U.S. Notes contain customary optional redemption and par call provisions. The 2026 U.S. Notes also contain a change of control provision which requires the Company to make an offer to purchase all or any part of the 2026 U.S. Notes at a purchase price of 101% of the principal amount plus accrued and unpaid interest. The capitalized deferred financing fees are amortized in Interest expense - net over the respective terms of the 2026 U.S. Notes. The 2026 U.S. Notes are subject to customary non-financial covenants.
On March 10, 2026, Eaton Capital Unlimited Company, a subsidiary of Eaton, issued Euro denominated notes (2026 Euro Notes) with an aggregate face amount of €1,200 million ($1,390 million). The 2026 Euro Notes are comprised of two tranches of €600 million each, which mature in 2034 and 2038, with interest payable annually at a respective rate of 3.550% and 4.000% per annum. The issuer received proceeds totaling €1,191 million ($1,379 million) from the 2026 Euro Notes issuance, net of financing costs and discounts. The 2026 Euro Notes are fully and unconditionally guaranteed on an unsubordinated, unsecured basis by Eaton and certain of its direct and indirect subsidiaries. The 2026 Euro Notes contain customary optional redemption and par call provisions. The 2026 Euro Notes also contain a change of control provision which requires the Company to make an offer to purchase all or any part of the 2026 Euro Notes at a purchase price of 101% of the principal amount plus accrued and unpaid interest. The capitalized deferred financing fees are amortized in Interest expense - net over the respective terms of the 2026 Euro Notes. The 2026 Euro Notes are subject to customary non-financial covenants.
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
Concurrently with the execution of the definitive agreements with Dana on June 10, 2026 to separate the Mobility business and combine it with Dana in a RMT transaction, Mobility (USA) Corporation, a wholly owned subsidiary of Eaton, and Dana entered into a senior unsecured bridge facility (Bridge Facility) with an initial aggregate principal amount of $2.6 billion. Subsequently, Mobility (USA) Corporation and Dana became a party to a $350 million senior secured term loan A (Term A Facility) commitment and a $1.2 billion senior secured revolving credit facility (Revolving Credit Facility) commitment. The commitments under the Bridge Facility were reduced by $350 million simultaneously with the execution of the Term A Facility commitment. The aggregate proceeds of the Bridge Facility, to the extent not reduced or replaced by any additional permanent financing (the Additional Permanent Financing), the Term A Facility, and/or any Additional Permanent Financing are expected to be used by Mobility (USA) Corporation and Dana to fund the cash distribution to certain of Eaton's subsidiaries (excluding Eaton, Mobility (USA) Corporation, and each subsidiary of Mobility (USA) Corporation) prior to completion of the Transaction described in Note 2, refinance certain existing indebtedness of Dana, refinance or replace the Bridge Facility, and/or pay fees and expenses related to the Transaction. Mobility (USA) Corporation has not drawn on any of the Bridge Facility, the Term A Facility, or the Revolving Credit Facility, and amounts are not available to be drawn prior to the cash distribution or Transaction closing, as applicable.

Note 9.    RETIREMENT BENEFITS PLANS
The components of retirement benefits expense (income) are as follows:

	United States pension benefit expense		Non-United States pension benefit expense		Other postretirement benefits expense (income)
	Three months ended September 30
(In millions)	2026	2025	2026	2025	2026	2025
Service cost	$1	$4	$12	$12	$—	$—
Interest cost	31	34	22	22	3	2
Expected return on plan assets	(45)	(48)	(33)	(33)	—	—
Amortization	6	4	6	4	(3)	(3)
	(7)	(6)	7	5	—	(1)
Settlements	15	11	2	2	—	—
Total expense (income)	$8	$5	$9	$7	$—	$(1)

	United States pension benefit expense		Non-United States pension benefit expense		Other postretirement benefits expense (income)
	Nine months ended September 30
(In millions)	2026	2025	2026	2025	2026	2025
Service cost	$3	$12	$37	$34	$—	$—
Interest cost	91	102	68	66	7	7
Expected return on plan assets	(140)	(143)	(100)	(97)	—	—
Amortization	18	11	17	12	(8)	(9)
	(28)	(18)	22	15	(1)	(2)
Settlements, curtailments, and termination benefits	43	29	4	7	—	—
Total expense (income)	$15	$11	$26	$22	$(1)	$(2)
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
During the third quarter and first nine months of 2026, the Company recognized settlement losses from lump-sum distributions of $17 million and $45 million, respectively. During the third quarter and first nine months of 2025, the Company recognized settlement losses from lump sum distributions of $13 million and $36 million, respectively. The Company remeasured certain pension plans as a result of lump-sum distributions exceeding or expected to exceed the sum of service and interest costs for the year. The remeasurement resulted in a decrease of $42 million in funded status and corresponding increase in Accumulated other comprehensive loss in the third quarter of 2026. During the first nine months of 2026, remeasurements resulted in an increase of $5 million in funded status and corresponding decrease in Accumulated other comprehensive loss.

Note 10.    LEGAL CONTINGENCIES
Eaton is subject to a broad range of claims, administrative proceedings, and legal proceedings, including, but not limited to, claims for punitive damages, penalties, and interest, in a variety of matters, including, but not limited to, contract, indemnity, tax, patent infringement, intellectual property, personal injury, commercial, warranty, product liability, environmental, antitrust and trade regulation, class action, asbestos-related claims, and labor and employment matters. Insurance may cover some of the costs associated with claims and proceedings involving Eaton.
The ultimate outcome of these matters cannot be predicted with certainty given the complex nature of these matters. Should the ultimate outcome of any one of these matters deviate from our reasonable expectations, final resolution may have a material adverse impact on the Company's condensed consolidated financial statements.

Note 11.    INCOME TAXES
The effective income tax rate for the third quarter and first nine months of 2026 was expense of 21.3% and 23.5%, respectively, compared to expense of 20.7% and 18.7% for the third quarter and first nine months of 2025. The increase in the effective tax rate in the third quarter and first nine months of 2026 was primarily due to greater levels of income in higher tax jurisdictions and withholding tax expense related to funding the acquisition of Boyd Thermal.
United States Tax Disputes
U.S. Tax Years 2014-2016
As previously disclosed, the Company has been pursuing the administrative appeals process with the United States Internal Revenue Service (IRS) to resolve certain adjustments that the IRS proposed for the Company’s United States subsidiaries (Eaton US) for tax years 2014-2016. The administrative appeals process has concluded without resolution. On October 27, 2026, the IRS issued Statutory Notices of Deficiency for Eaton US for tax years 2014-2016 proposing assessments of $290 million in additional taxes plus $120 million in penalties, net of agreed credits and deductions. The proposed assessments are for similar issues which are in litigation for tax years 2011-2013 and pertain to: (i) transfer pricing adjustments for products manufactured in the Company’s facilities in Puerto Rico and the Dominican Republic and sold to affiliated companies located in the U.S.; (ii) transfer pricing adjustments for products manufactured in one of the Company’s facilities in Mexico and sold to affiliated companies located in the U.S.; and (iii) adjustments challenging the interest rate on intercompany debt and amount of intercompany fees charged for financial guarantees on external debt. The Company will file its petition to the U.S. Tax Court on or before January 25, 2027, and will vigorously defend its positions through litigation, which generally takes several years for final resolution.
The Company believes that final resolution of these matters will not have a material impact on its consolidated financial statements. The ultimate outcome of these matters cannot be predicted with certainty given the complex nature of tax controversies. Should the ultimate outcome of any one of these matters deviate from our reasonable expectations, final resolution may have a material adverse impact on the Company’s condensed consolidated financial statements. However, Eaton believes that its interpretations of tax laws and application of tax laws to its facts are correct, and that its accrual of unrecognized income tax benefits is appropriate with respect to these matters.

Note 12.    EATON SHAREHOLDERS' EQUITY
The changes in Shareholders’ equity are as follows:

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at January 1, 2026	387.9	$4	$12,837	$10,702	$(4,118)	$—	$19,425	$44	$19,469
Net income	—	—	—	866	—	—	866	2	868
Other comprehensive loss, net of tax					(118)		(118)		(118)
Cash dividends paid and accrued	—	—	—	(431)	—	—	(431)	(1)	(432)
Issuance of shares under equity-based compensation plans	0.4	—	(21)	—	—	(1)	(21)	—	(21)
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2026	388.3	4	12,817	11,137	(4,235)	(1)	19,721	44	19,765
Net income	—	—	—	821	—	—	821	1	823
Other comprehensive income, net of tax					90		90		90
Cash dividends paid	—	—	—	(427)	—	—	(427)	(1)	(428)
Issuance of shares under equity-based compensation plans	0.2	—	50	(1)	—	1	50	—	50
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	1	1
Balance at June 30, 2026	388.4	4	12,867	11,530	(4,146)	—	20,254	45	20,299
Net income	—	—	—	1,078	—	—	1,078	1	1,079
Other comprehensive income, net of tax					38		38		38
Cash dividends paid	—	—	—	(427)	—	—	(427)	(1)	(428)
Issuance of shares under equity-based compensation plans	0.1	—	35	(2)	—	(1)	32	—	32
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	2	2
Balance at September 30, 2026	388.5	$4	$12,902	$12,179	$(4,108)	$(1)	$20,976	$47	$21,023

	Ordinary shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Shares held in trust	Total Eaton shareholders' equity	Noncontrolling interests	Total equity

(In millions)	Shares	Dollars
Balance at January 1, 2025	392.9	$4	$12,731	$10,096	$(4,342)	$(1)	$18,488	$43	$18,531
Net income	—	—	—	964	—	—	964	1	965
Other comprehensive income, net of tax					92		92		92
Cash dividends paid and accrued	—	—	—	(411)	—	—	(411)	(2)	(413)
Issuance of shares under equity-based compensation plans	0.4	—	(19)	—	—	—	(19)	—	(19)
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(1)	(1)
Repurchase of shares	(1.9)	—	—	(608)	—	—	(608)	—	(608)
Balance at March 31, 2025	391.3	4	12,711	10,041	(4,250)	(1)	18,506	41	18,547
Net income	—	—	—	982	—	—	982	1	982
Other comprehensive income, net of tax					155		155		155
Cash dividends paid	—	—	—	(407)	—	—	(407)	—	(407)
Issuance of shares under equity-based compensation plans	0.2	—	69	(1)	—	—	68	—	68
Changes in noncontrolling interest of consolidated subsidiaries - net	—	—	—	—	—	—	—	(1)	(1)
Repurchase of shares	(2.3)	—	—	(698)	—	—	(698)	—	(698)
Balance at June 30, 2025	389.3	4	12,780	9,917	(4,095)	—	18,606	41	18,647
Net income	—	—	—	1,010	—	—	1,010	1	1,010
Other comprehensive loss, net of tax					(47)		(47)		(47)
Cash dividends paid	—	—	—	(404)	—	—	(404)	—	(404)
Issuance of shares under equity-based compensation plans	0.1	—	33	—	—	—	33	—	33
Repurchase of shares	(1.0)	—	—	(355)	—	—	(355)	—	(355)
Balance at September 30, 2025	388.4	$4	$12,813	$10,168	$(4,142)	$—	$18,843	$42	$18,885
On February 23, 2022, the Eaton Board of Directors adopted a share repurchase program for repurchases of ordinary shares up to $5.0 billion to be made during the three-year period commencing on that date (2022 Program). On February 27, 2025, the Eaton Board of Directors renewed the 2022 Program by providing authority for up to $9.0 billion in repurchases to be made during the three-year period commencing on that date (2025 Program). Under the 2025 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During the three and nine months ended September 30, 2026, no ordinary shares were repurchased. During the three and nine months ended September 30, 2025, 1.0 million and 5.2 million ordinary shares, respectively, were repurchased under the 2025 or 2022 Programs in the open market at a total cost of $355 million and $1,661 million, respectively.
The changes in Accumulated other comprehensive loss are as follows:

(In millions)	Currency translation and related hedging instruments	Pensions and other postretirement benefits	Cash flow hedges	Total
Balance at January 1, 2026	$(3,159)	$(1,062)	$102	$(4,118)
Other comprehensive income (loss) before reclassifications	9	2	(38)	(27)
Amounts reclassified from Accumulated other comprehensive loss (income)	(8)	61	(16)	37
Net current-period Other comprehensive income (loss)	1	63	(54)	10
Balance at September 30, 2026	$(3,157)	$(999)	$48	$(4,108)

The reclassifications out of Accumulated other comprehensive loss are as follows:

(In millions)	Nine months ended September 30		Consolidated Statements of Income classification
Gains and (losses) on net investment hedges (amount excluded from effectiveness testing)
Currency exchange contracts	$8		Interest expense - net
Tax expense	—
Total, net of tax	8

Amortization of defined benefits pensions and other postretirement benefits items
Actuarial loss and prior service cost	(74)	1
Tax benefit	13
Total, net of tax	(61)

Gains and (losses) on cash flow hedges
Floating-to-fixed interest rate swaps	8		Interest expense - net
Currency exchange contracts	11		Net sales and Cost of products sold
Commodity contracts	1		Cost of products sold
Tax expense	(4)
Total, net of tax	16

Total reclassifications for the period	$(37)
1 These components of Accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 9 for additional information about pension and other postretirement benefits items.
Net Income Per Share Attributable to Eaton Ordinary Shareholders
A summary of the calculation of net income per share attributable to Eaton ordinary shareholders is as follows:

	Three months ended September 30		Nine months ended September 30
(In millions except for per share data)	2026	2025	2026	2025
Net income attributable to Eaton ordinary shareholders	$1,078	$1,010	$2,765	$2,955

Weighted-average number of ordinary shares outstanding - diluted	389.6	390.1	389.4	391.7
Less dilutive effect of equity-based compensation	1.0	1.3	0.9	1.3
Weighted-average number of ordinary shares outstanding - basic	388.6	388.8	388.5	390.4

Net income per share attributable to Eaton ordinary shareholders
Diluted	$2.77	$2.59	$7.10	$7.54
Basic	2.77	2.60	7.12	7.57
For the third quarter and first nine months of 2026 and 2025, all stock options were included in the calculation of diluted net income per share attributable to Eaton ordinary shareholders because they were all dilutive.

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
A summary of financial instruments and contingent consideration recognized at fair value, and the fair value measurements used, is as follows:

(In millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
September 30, 2026
Cash	$528	$528	$—	$—
Short-term investments	290	290	—	—
Derivative contract assets	12	—	12	—
Derivative contract liabilities	(46)	—	(46)	—
Contingent future payments from acquisition of Resilient Power Systems Inc. (Note 2)	(32)	—	—	(32)

December 31, 2025
Cash	$622	$622	$—	$—
Short-term investments	181	181	—	—
Derivative contract assets	26	—	26	—
Derivative contract liabilities	(64)	—	(64)	—
Contingent future payments from acquisition of Resilient Power Systems Inc. (Note 2)	(31)	—	—	(31)
Eaton values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities.
Other Fair Value Measurements
Long-term debt and the current portion of long-term debt had a carrying value of $18,512 million and fair value of $17,171 million at September 30, 2026 compared to $9,894 million and $9,587 million, respectively, at December 31, 2025. The fair value of Eaton's debt instruments was estimated using prevailing market interest rates on debt with similar creditworthiness, terms and maturities and is considered a Level 2 fair value measurement.

Note 14.    RESTRUCTURING CHARGES
During the first quarter of 2024, Eaton implemented a multi-year restructuring program to accelerate opportunities to optimize its operations and global support structure. These actions will better align the Company's functions to support anticipated growth and drive greater effectiveness throughout the Company. Since the inception of the program, the Company has incurred charges of $394 million. This restructuring program is expected to be completed in 2026 and is expected to incur additional expenses related to workforce reductions of $20 million and plant closing and other costs of $16 million, resulting in total estimated charges of $430 million for the entire program.
A summary of restructuring program charges (income) is as follows:

	Three months ended September 30		Nine months ended September 30
(In millions except for per share data)	2026	2025	2026	2025
Workforce reductions	$(7)	$45	$35	$65
Plant closing and other	5	10	25	33
Total before income taxes[2]	(3)	55	59	97
Income tax benefit (expense)	—	12	13	22
Total after income taxes	$(2)	$43	$46	$75
Per ordinary share - diluted	$(0.01)	$0.11	$0.12	$0.19
Restructuring program charges (income) related to the following business segments:

	Three months ended September 30		Nine months ended September 30		Restructuring program charges incurred from inception through
(In millions)	2026	2025	2026	2025	September 30, 2026
Electrical Americas[2]	$(3)	$3	$8	$12	$35
Electrical Global[2]	(6)	20	34	39	185
Aerospace	—	1	—	1	19
Mobility	4	27	6	33	102
Corporate	2	5	11	12	53
Total	$(3)	$55	$59	$97	$394
A summary of liabilities related to workforce reductions, plant closing, and other associated costs is as follows:

(In millions)	Workforce reductions	Plant closing and other	Total
Balance at January 1, 2024	$35	$6	$41
Liability recognized, net	120	83	202
Payments, utilization and translation	(59)	(81)	(141)
Balance at December 31, 2024	96	7	103
Liability recognized, net[1]	81	52	133
Payments, utilization and translation	(67)	(51)	(118)
Balance at December 31, 2025	109	8	118
Liability recognized, net[2]	35	25	59
Payments, utilization and translation	(56)	(27)	(84)
Balance at September 30, 2026	$88	$6	$93
1The restructuring program liability was adjusted by $12 million in the fourth quarter of 2025 primarily related to true-ups for completed workforce reductions in the Mobility business segment.
2The restructuring program liability was adjusted by $3 million and $9 million in the third quarter of 2026 primarily related to true-ups for completed workforce reductions in the Electrical Americas and Electrical Global business segments, respectively.
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
Other segment items are primarily comprised of Cost of products sold, Selling and administrative expense, Research and development expense, depreciation of property, plant and equipment, and certain items included in Other expense – net on the Consolidated Statements of Income. The Company's chief operating decision maker manages these items on a consolidated basis.
During the first quarter of 2026, Eaton re-segmented certain business segments due to a reorganization of the Company's businesses. The new segment is Mobility, which includes the legacy Vehicle and eMobility segments. Historical segment information has been recast to reflect this change. Eaton's segments as of September 30, 2026 are as follows:
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

Business Segment Information

	Three months ended September 30		Nine months ended September 30
(In millions)	2026	2025	2026	2025
Net sales
Electrical Americas	$4,172	$3,410	$11,723	$9,770
Electrical Global	2,727	1,724	7,189	5,086
Aerospace	1,196	1,079	3,558	3,138
Mobility	852	775	2,460	2,399
Total net sales	$8,947	$6,988	$24,929	$20,393

Other segment items
Electrical Americas	$2,929	$2,376	$8,470	$6,844
Electrical Global	2,151	1,394	5,740	4,103
Aerospace	898	799	2,677	2,392
Mobility	706	670	2,115	2,100
Total other segment items	$6,684	$5,239	$19,002	$15,440

Segment operating profit
Electrical Americas	$1,243	$1,034	$3,253	$2,926
Electrical Global	576	330	1,449	983
Aerospace	298	280	881	746
Mobility	146	105	345	299
Total segment operating profit	2,263	1,749	5,927	4,953

Corporate
Intangible asset amortization expense	(314)	(130)	(709)	(365)
Interest expense - net	(198)	(67)	(505)	(171)
Pension and other postretirement benefits income (expense)	(4)	4	2	15
Restructuring program income (charges)	3	(55)	(59)	(97)
Other expense - net	(380)	(226)	(1,035)	(698)
Income before income taxes	1,370	1,275	3,620	3,637
Income tax expense	291	264	852	680
Net income	1,079	1,010	2,769	2,958
Less net income for noncontrolling interests	(1)	(1)	(4)	(3)
Net income attributable to Eaton ordinary shareholders	$1,078	$1,010	$2,765	$2,955

(In millions)	September 30, 2026	December 31, 2025
Identifiable assets
Electrical Americas	$8,022	$6,283
Electrical Global	5,750	3,852
Aerospace	2,676	2,684
Mobility	2,706	2,708
Total identifiable assets	19,154	15,526
Goodwill	20,298	15,769
Other intangible assets	12,264	5,054
Corporate	5,736	4,902
Total assets	$57,452	$41,251

	Three months ended September 30		Nine months ended September 30
(In millions)	2026	2025	2026	2025
Capital expenditures for property, plant and equipment
Electrical Americas	$98	$80	$268	$235
Electrical Global	109	44	259	133
Aerospace	27	22	67	60
Mobility	24	19	64	63
Total	258	164	657	491
Corporate	17	14	65	36
Total expenditures for property, plant and equipment	$275	$178	$721	$527

	Three months ended September 30		Nine months ended September 30
(In millions)	2026	2025	2026	2025
Depreciation of property, plant and equipment
Electrical Americas	$44	$31	$120	$96
Electrical Global	38	27	104	80
Aerospace	20	19	60	55
Mobility	28	31	83	94
Total	130	108	367	325
Corporate	10	9	29	27
Total depreciation of property, plant and equipment	$140	$117	$396	$352

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Amounts are in millions of dollars or shares unless indicated otherwise (per share data assume dilution). Columns and rows may not add and the sum of components may not equal total amounts reported due to rounding.

FORWARD-LOOKING STATEMENTS
This Form 10-Q Report contains “forward-looking statements” within the meaning of federal securities laws. These forward-looking statements are based upon management’s current expectations, predictions, estimates, assumptions and beliefs concerning future events and conditions and may discuss, among other things, litigation, expected capital expenditures, future dividend payments, anticipated share repurchases, liquidity, the successful integration of recent acquisitions, the anticipated separation and divestiture of the Mobility business, the anticipated closing of COL Group, anticipated capital deployment, and expected restructuring program charges and benefits. These statements may also discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to the Company. These statements are not guarantees of future performance, and actual results may differ materially. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “aim,” “anticipate,” “believe,” “could,” “develop,” “endeavor,” “estimate,” “expect,” “forecast,” “goal,” “guidance,” “intend,” “may,” “outlook,” “plan,” “possible,” “potential,” “predict,” “project” “seek,” “should,” “target,” “will,” “would” or other similar words, phrases or expressions. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside of our control.
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
Agreement to Acquire COL Group
On September 25, 2026, Eaton signed an agreement to acquire COL Group, a leader in medium-voltage electrical distribution solutions, including SF₆-free switchgear, grid automation technologies and modular power systems. COL Group has approximately 400 employees and facilities in Turin, Milan, Bergamo, and Catania, Italy. Under the terms of the agreement, Eaton will pay €810 million ($921 million, translated at the September 30, 2026 exchange rate) for COL Group. The transaction is subject to customary closing conditions and regulatory approvals and is expected to close in the first quarter of 2027. COL Group will be reported within the Electrical Global business segment.
Planned Separation of Mobility Business
On January 26, 2026, Eaton announced its intention to separate its Mobility business segment from the rest of Eaton via a spin-off. On June 10, 2026, Eaton entered into definitive agreements with Dana Incorporated (Dana), and on October 16, 2026, entered into a supplemental letter agreement, whereby Eaton will separate the Mobility business and combine it with Dana in a Reverse Morris Trust (RMT) transaction (collectively referred to as the Transaction). As part of the Transaction, Eaton will distribute the Mobility business (other than certain assets and liabilities that will be sold directly to Dana in a concurrent asset sale) to Eaton shareholders through an exchange offer (split-off), in which Eaton shareholders will have the opportunity to tender their Eaton shares in exchange for shares of Mobility (USA) Corporation, a wholly owned subsidiary of Eaton (SpinCo), followed, if necessary, by a clean-up pro rata distribution. Immediately thereafter, a two-step merger will take place. In the first merger step, a direct, wholly owned corporation subsidiary of SpinCo will merge with and into Dana, with Dana surviving such first merger as a direct, wholly owned subsidiary of SpinCo. Then immediately following the first merger, Dana will merge with and into a direct, wholly owned limited liability company subsidiary of SpinCo (the Second Merger Sub), with the Second Merger Sub surviving as a direct, wholly owned subsidiary of SpinCo. Following completion of the Transaction, Eaton shareholders are expected to own 50.1% of the combined company's outstanding shares. Certain of Eaton's subsidiaries will also receive a cash distribution of approximately $1.1 billion prior to completion of the Transaction, subject to a customary cash and indebtedness adjustment and tax payments to various global jurisdictions and transaction related adjustments. Eaton expects to use the cash distribution consistent with its capital allocation framework, including repayment of outstanding indebtedness.
The RMT transaction is intended to be tax-free for U.S. federal income tax purposes to Eaton and Eaton’s shareholders and is expected to close in the first four months of 2027, subject to Dana stockholder approval, regulatory approvals, and customary closing conditions. Until the Transaction closes, the Mobility business segment will continue to operate as a business segment of Eaton and its financial results reported in Eaton’s continuing operations. In the event the Transaction is not consummated, Eaton intends to separate its Mobility business segment in a spin-off.
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
Acquisition and Divestiture Charges
Eaton incurs integration charges and transaction costs to acquire and integrate businesses, and transaction, separation and other costs to divest and exit businesses. Eaton also recognizes gains and losses on the sale of businesses. A summary of these Corporate items is as follows:

	Three months ended September 30		Nine months ended September 30
(In millions except for per share data)	2026	2025	2026	2025
Acquisition integration, divestiture charges and transaction costs	$128	$55	$391	$135
Income tax expense (benefit)	(12)	(11)	3	(30)
Total after income taxes	$116	$44	$394	$105
Per ordinary share - diluted	$0.30	$0.11	$1.01	$0.27
Acquisition integration, divestiture charges and transaction costs in 2026 and 2025 are primarily related to the following:

•The acquisitions of Fibrebond Corporation, Resilient Power Systems Inc., Ultra PCS Limited, Boyd Thermal, and Exertherm, the anticipated separation of the Mobility business, transactions completed prior to 2023, and other charges to acquire and exit businesses.
•Employee transaction and retention award compensation expense related to the acquisition of Fibrebond of $12 million and $52 million in the third quarter and the first nine months of 2026, respectively, and $16 million and $64 million in the third quarter and the first nine months of 2025, respectively.
•Employee incentive compensation expense related to the acquisition of Resilient of $4 million and $20 million in the third quarter and first nine months of 2026, respectively, and $4 million in the third quarter of 2025.
Charges in 2026 and 2025 were included in Cost of products sold, Selling and administrative expense, Research and development expense, or Other expense - net. In Business Segment Information in Note 15, the charges were included in Other expense - net.
Additionally, during the second quarter of 2026, Eaton incurred $52 million of withholding taxes related to funding the acquisition of Boyd Thermal, which are included in Income tax expense (benefit) in the table above for the nine months ended September 30, 2026.
Restructuring Program
During the first quarter of 2024, Eaton implemented a multi-year restructuring program to accelerate opportunities to optimize its operations and global support structure. These actions will better align the Company's functions to support anticipated growth and drive greater effectiveness throughout the Company. Since the inception of the program, the Company has incurred charges of $394 million. This restructuring program is expected to be completed in 2026 and is expected to incur additional expenses related to workforce reductions of $20 million and plant closing and other costs of $16 million, resulting in total estimated charges of $430 million for the entire program. The Company expects mature year benefits of $415 million when the multi-year program is fully implemented.
Additional information related to these restructuring programs is presented in Note 14.

Intangible Asset Amortization Expense
Intangible asset amortization expense is as follows:

	Three months ended September 30		Nine months ended September 30
(In millions except for per share data)	2026	2025	2026	2025
Intangible asset amortization expense	$314	$130	$709	$365
Income tax benefit	72	28	159	77
Total after income taxes	$242	$102	$550	$287
Per ordinary share - diluted	$0.62	$0.26	$1.41	$0.74
Consolidated Financial Results

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
(In millions except for per share data)	2026	2025		2026	2025
Net sales	$8,947	$6,988	28%	$24,929	$20,393	22%
Gross profit	3,105	2,675	16%	8,611	7,719	12%
Percent of net sales	34.7%	38.3%		34.5%	37.9%
Income before income taxes	1,370	1,275	7%	3,620	3,637	—%
Net income	1,079	1,010	7%	2,769	2,958	(6)%
Less net income for noncontrolling interests	(1)	(1)		(4)	(3)
Net income attributable to Eaton ordinary shareholders	1,078	1,010	7%	2,765	2,955	(6)%
Excluding acquisition and divestiture charges, after-tax	116	44		394	105
Excluding restructuring program charges (income), after-tax	(2)	43		46	75
Excluding intangible asset amortization expense, after-tax	242	102		550	287
Adjusted earnings	$1,433	$1,199	20%	$3,755	$3,423	10%

Net income per share attributable to Eaton ordinary shareholders - diluted	$2.77	$2.59	7%	$7.10	$7.54	(6)%
Excluding per share impact of acquisition and divestiture charges, after-tax	0.30	0.11		1.01	0.27
Excluding per share impact of restructuring program charges (income), after-tax	(0.01)	0.11		0.12	0.19
Excluding per share impact of intangible asset amortization expense, after-tax	0.62	0.26		1.41	0.74
Adjusted earnings per ordinary share	$3.68	$3.07	20%	$9.64	$8.74	10%

Net Sales

Changes in Net sales:	Three months ended September 30, 2026	Nine months ended September 30, 2026
Organic growth	19%	14%
Acquisitions of businesses	8%	7%
Foreign currency	1%	1%
Total increase in Net sales	28%	22%
The increase in organic sales in the third quarter of 2026 was due to strength in data center, machine OEM, and commercial & institutional end-markets in the Electrical Americas business segment, broad-based strength in end-markets of the Electrical Global business segment, strength in commercial OEM and commercial aftermarket in the Aerospace business segment, and strength in the North American and European regions in the Mobility business segment, partially offset by weakness in military aftermarket in the Aerospace business segment.
The increase in organic sales in the first nine months of 2026 was due to strength in data center, machine OEM, and commercial & institutional end-markets in the Electrical Americas business segment, broad-based strength in end-markets of the Electrical Global business segment, and strength in commercial OEM and commercial aftermarket in the Aerospace business segment, partially offset by weakness in utility and residential end-markets in the Electrical Americas business segment.
Gross Profit
Gross profit margin decreased from 38.3% in the third quarter of 2025 to 34.7% in the third quarter of 2026. Material factors affecting this decrease were a 360 basis point decline from higher commodity and wage inflation and a 210 basis point decline from higher intangible asset amortization, partially offset by a 200 basis point increase from higher sales.
Gross profit margin decreased from 37.9% in the first nine months of 2025 to 34.5% in the first nine months of 2026. Material factors affecting this decrease were a 380 basis point decline from higher commodity and wage inflation and a 140 basis point decline from higher intangible asset amortization, partially offset by a 160 basis point increase from higher sales.
Income Taxes
The effective income tax rate for the third quarter and first nine months of 2026 was expense of 21.3% and 23.5%, respectively, compared to expense of 20.7% and 18.7% for the third quarter and first nine months of 2025. The increase in the effective tax rate in the third quarter and first nine months of 2026 was primarily due to greater levels of income in higher tax jurisdictions and withholding tax expense related to funding the acquisition of Boyd Thermal.

Net Income
Changes in Net income attributable to Eaton ordinary shareholders and Net income per share attributable to Eaton ordinary shareholders - diluted are summarized as follows:

	Three months ended		Nine months ended
(In millions except for per share data)	Dollars	Per share	Dollars	Per share
September 30, 2025	$1,010	$2.59	$2,955	$7.54
Business segment results of operations
Operational performance	411	1.06	789	2.04
Foreign currency	(4)	(0.01)	(2)	(0.01)
Corporate
Interest expense - net	(104)	(0.27)	(271)	(0.69)
Intangible asset amortization expense	(139)	(0.36)	(262)	(0.67)
Restructuring program charges	45	0.12	29	0.07
Acquisition and divestiture charges	(72)	(0.19)	(288)	(0.74)
Other corporate items	(70)	(0.18)	(77)	(0.20)
Tax rate impact	2	—	(108)	(0.28)
Impact of shares		0.01		0.04
September 30, 2026	$1,078	$2.77	$2,765	$7.10

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
•Book-to-bill: Average of the ratio of firm customer orders to Net sales for the last four quarters
Electrical Americas

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
($ in millions)	2026	2025		2026	2025
Net sales	$4,172	$3,410	22%	$11,723	$9,770	20%

Operating profit	$1,243	$1,034	20%	$3,253	$2,926	11%
Operating margin	29.8%	30.3%		27.7%	29.9%

Changes in Net sales:
Organic growth			22%			18%
Acquisitions of businesses			—%			1%
Foreign currency			—%			1%
Total increase in Net sales			22%			20%

			Change from September 30
Performance metrics:	September 30, 2026	September 30, 2025	2026 vs. 2025	2025 vs. 2024
Backlog	$15,993	$12,009	33%	20%
Organic change in backlog			33%	9%
Organic change in customer orders			39%	7%
Book-to-bill	1.3	1.1
The increase in organic sales in the third quarter of 2026 was due to strength in data center, machine OEM, and commercial & institutional end-markets. The increase in organic sales in the first nine months of 2026 was due to strength in data center, machine OEM, and commercial & institutional end-markets, partially offset by weakness in utility and residential end-markets.
The operating margin decreased from 30.3% in the third quarter of 2025 to 29.8% in the third quarter of 2026. Material factors affecting this decrease were a 250 basis point decline from higher commodity and wage inflation and a 100 basis point decline from higher costs to support growth initiatives, partially offset by a 300 basis point increase from higher sales. The operating margin decreased from 29.9% in the first nine months of 2025 to 27.7% in the first nine months of 2026. Material factors affecting this decrease were a 390 basis point decline from higher commodity inflation and a 90 basis point decline from higher costs to support growth initiatives, partially offset by a 250 basis point increase from higher sales.

Electrical Global

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
($ in millions)	2026	2025		2026	2025
Net sales	$2,727	$1,724	58%	$7,189	$5,086	41%

Operating profit	$576	$330	75%	$1,449	$983	47%
Operating margin	21.1%	19.1%		20.2%	19.3%

Changes in Net sales:
Organic growth			27%			18%
Acquisition of a business			31%			21%
Foreign currency			—%			2%
Total increase in Net sales			58%			41%

			Change from September 30
Performance metrics:	September 30, 2026	September 30, 2025	2026 vs. 2025	2025 vs. 2024
Backlog	$4,381	$1,983	121%	7%
Organic change in backlog			77%	6%
Organic change in customer orders			51%	2%
Book-to-bill	1.1	1.0
The increase in organic sales in the third quarter of 2026 was due to broad-based strength in end-markets, with particular strength in data center, machine OEM, and utility end-markets. The increase in organic sales in the first nine months of 2026 was due to broad-based strength in end-markets, with particular strength in data center and machine OEM end-markets. Additionally, the increase in organic sales in the third quarter and first nine months of 2026 was due to broad-based strength in all regions, with particular strength in the Asia Pacific region.
The operating margin increased from 19.1% in the third quarter of 2025 to 21.1% in the third quarter of 2026. Material factors affecting this increase were a 330 basis point increase from higher sales, a 150 basis point increase from the acquisition of Boyd Thermal, and a 150 basis point increase from operating efficiencies, partially offset by a 410 basis point decline from higher commodity and wage inflation. The operating margin increased from 19.3% in the first nine months of 2025 to 20.2% in the first nine months of 2026. Material factors affecting this increase were a 260 basis point increase from higher sales, a 150 basis point increase from operating efficiencies, an 80 basis point increase from the acquisition of Boyd Thermal, and an 80 basis point increase from favorable mix, partially offset by a 440 basis point decline from higher commodity and wage inflation.

Aerospace

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
($ in millions)	2026	2025		2026	2025
Net sales	$1,196	$1,079	11%	$3,558	$3,138	13%

Operating profit	$298	$280	6%	$881	$746	18%
Operating margin	24.9%	25.9%		24.7%	23.8%

Changes in Net sales:
Organic growth			6%			7%
Acquisition of a business			5%			5%
Foreign currency			—%			1%
Total increase in Net sales			11%			13%

			Change from September 30
Performance metrics:	September 30, 2026	September 30, 2025	2026 vs. 2025	2025 vs. 2024
Backlog	$5,601	$4,197	33%	15%
Organic change in backlog			23%	14%
Organic change in customer orders			20%	11%
Book-to-bill	1.2	1.1
The increase in organic sales in the third quarter of 2026 was due to strength in commercial OEM and commercial aftermarket, partially offset by weakness in military aftermarket. The increase in organic sales in the first nine months of 2026 was due to strength in commercial OEM and commercial aftermarket.
The operating margin decreased from 25.9% in the third quarter of 2025 to 24.9% in the third quarter of 2026. Material factors affecting this decrease were a 230 basis point decline from higher commodity and wage inflation and a 100 basis point decline from unfavorable mix, partially offset by a 160 basis point increase from operating efficiencies and a 110 basis point increase from higher sales. The operating margin increased from 23.8% in the first nine months of 2025 to 24.7% in the first nine months of 2026. Material factors affecting this increase were a 150 basis point increase from higher sales, a 90 basis point increase from the sale of a facility in the first quarter of 2026, a 70 basis point increase from favorable mix, and a 60 basis point increase from operating efficiencies, partially offset by a 280 basis point decline from higher commodity and wage inflation.

Mobility

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
(In millions)	2026	2025		2026	2025
Net sales	$852	$775	10%	$2,460	$2,399	3%

Operating profit	$146	$105	39%	$345	$299	15%
Operating margin	17.2%	13.5%		14.0%	12.5%

Changes in Net sales:
Organic growth			9%			—%
Foreign currency			1%			3%
Total increase in Net sales			10%			3%
The increase in organic sales in the third quarter of 2026 was due to strength in the North American and European regions. Organic sales were flat in the first nine months of 2026 compared to the first nine months of 2025 due to strength in the North American and European regions, offset by weakness in the Asia Pacific region.
The operating margin increased from 13.5% in the third quarter of 2025 to 17.2% in the third quarter of 2026. Material factors affecting this increase were a 270 basis point increase from favorable mix, a 250 basis point increase from operating efficiencies and a 140 basis point increase from higher sales, partially offset by a 320 basis point decline from higher commodity and wage inflation. The operating margin increased from 12.5% in the first nine months of 2025 to 14.0% in the first nine months of 2026. Material factors affecting this increase were a 260 basis point increase from favorable mix and a 240 basis point increase from operating efficiencies, partially offset by a 250 basis point decline from higher commodity and wage inflation.
Corporate Expense

	Three months ended September 30		Increase (decrease)	Nine months ended September 30		Increase (decrease)
(In millions)	2026	2025		2026	2025
Intangible asset amortization expense	$314	$130	142%	$709	$365	94%
Interest expense - net	198	67	196%	505	171	195%
Pension and other postretirement benefits expense (income)	4	(4)	(200)%	(2)	(15)	(87)%
Restructuring program charges (income)	(3)	55	(105)%	59	97	(39)%
Other expense - net	380	226	68%	1,035	698	48%
Total corporate expense	$893	$474	88%	$2,306	$1,316	75%
The material factors affecting the increase in Total corporate expense in the third quarter and first nine months of 2026 were higher Intangible asset amortization expense, Interest expense - net, and Other expense - net, partially offset by lower Restructuring program charges (income). The increase in Other expense - net is primarily due to higher acquisition and divestiture costs.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
Liquidity and Financial Condition
Eaton’s objective is to finance its business through operating cash flow and an appropriate mix of equity and long-term and short-term debt. By diversifying its debt maturity structure, Eaton reduces liquidity risk.
On February 6, 2026, Eaton Corporation, a subsidiary of Eaton, exercised a $1,000 million upsize of the existing $3,000 million five-year revolving credit agreement, increasing the total facility size to $4,000 million. The facility’s maturity date remains unchanged at September 27, 2030. The revolving credit facility is used to support commercial paper borrowings and is fully and unconditionally guaranteed by Eaton and certain of its direct and indirect subsidiaries on an unsubordinated, unsecured basis. There were no borrowings outstanding under the revolving credit facility at September 30, 2026. Also on February 6, 2026 the Company increased its commercial paper program from $3,000 million to $4,000 million. The Company maintains access to the commercial paper markets through its $4,000 million commercial paper program, of which $1,592 million was outstanding on September 30, 2026, used primarily to manage fluctuations in working capital and to partially fund acquisitions closed during 2026.
On March 6, 2026, Eaton Corporation, a subsidiary of Eaton, issued notes (2026 U.S. Notes) with an aggregate face amount of $8,500 million. The 2026 U.S. Notes are comprised of six tranches: 3.850% notes due 2028 in the amount of $1,500 million; 3.950% notes due 2029 in the amount of $1,500 million; 4.200% notes due 2031 in the amount of $1,500 million; 4.500% notes due 2033 in the amount of $1,000 million; 4.800% notes due 2036 in the amount of $2,000 million; and 5.450% notes due 2056 in the amount of $1,000 million. Interest is payable semi-annually. The issuer received proceeds totaling $8,421 million from the 2026 U.S. Notes issuance, net of financing costs and discounts. The 2026 U.S. Notes are fully and unconditionally guaranteed on an unsubordinated, unsecured basis by Eaton and certain of its direct and indirect subsidiaries. The 2026 U.S. Notes contain customary optional redemption and par call provisions. The 2026 U.S. Notes also contain a change of control provision which requires the Company to make an offer to purchase all or any part of the 2026 U.S. Notes at a purchase price of 101% of the principal amount plus accrued and unpaid interest. The capitalized deferred financing fees are amortized in Interest expense - net over the respective terms of the 2026 U.S. Notes. The 2026 U.S. Notes are subject to customary non-financial covenants.
On March 10, 2026, Eaton Capital Unlimited Company, a subsidiary of Eaton, issued Euro denominated notes (2026 Euro Notes) with an aggregate face amount of €1,200 million ($1,390 million). The 2026 Euro Notes are comprised of two tranches of €600 million each, which mature in 2034 and 2038, with interest payable annually at a respective rate of 3.550% and 4.000% per annum. The issuer received proceeds totaling €1,191 million ($1,379 million) from the 2026 Euro Notes issuance, net of financing costs and discounts. The 2026 Euro Notes are fully and unconditionally guaranteed on an unsubordinated, unsecured basis by Eaton and certain of its direct and indirect subsidiaries. The 2026 Euro Notes contain customary optional redemption and par call provisions. The 2026 Euro Notes also contain a change of control provision which requires the Company to make an offer to purchase all or any part of the 2026 Euro Notes at a purchase price of 101% of the principal amount plus accrued and unpaid interest. The capitalized deferred financing fees are amortized in Interest expense - net over the respective terms of the 2026 Euro Notes. The 2026 Euro Notes are subject to customary non-financial covenants.
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
Concurrently with the execution of the definitive agreements with Dana on June 10, 2026 to separate the Mobility business and combine it with Dana in a RMT transaction, Mobility (USA) Corporation, a wholly owned subsidiary of Eaton, and Dana entered into a senior unsecured bridge facility (Bridge Facility) with an initial aggregate principal amount of $2.6 billion. Subsequently, Mobility (USA) Corporation and Dana became a party to a $350 million senior secured term loan A (Term A Facility) commitment and a $1.2 billion senior secured revolving credit facility (Revolving Credit Facility) commitment. The commitments under the Bridge Facility were reduced by $350 million simultaneously with the execution of the Term A Facility commitment. The aggregate proceeds of the Bridge Facility, to the extent not reduced or replaced by any additional permanent financing (the Additional Permanent Financing), the Term A Facility, and/or any Additional Permanent Financing are expected to be used by Mobility (USA) Corporation and Dana to fund the cash distribution to certain of Eaton's subsidiaries (excluding Eaton, Mobility (USA) Corporation, and each subsidiary of Mobility (USA) Corporation) prior to completion of the Transaction described in Note 2, refinance certain existing indebtedness of Dana, refinance or replace the Bridge Facility, and/or pay fees and expenses related to the Transaction. Mobility (USA) Corporation has not drawn on any of the Bridge Facility, the Term A Facility, or the Revolving Credit Facility, and amounts are not available to be drawn prior to the cash distribution or Transaction closing, as applicable.

Over the course of a year, cash, short-term investments, and short-term debt may fluctuate in order to manage global liquidity. As of September 30, 2026 and December 31, 2025, Eaton had cash of $528 million and $622 million, short-term investments of $290 million and $181 million, and short-term debt of $1,594 million and $1 million, respectively. Eaton believes it has the operating flexibility, cash flow, cash and short-term investment balances, availability under the existing revolving credit facility, and access to capital markets in excess of the liquidity necessary to meet future operating needs of the business, fund capital expenditures and acquisitions of businesses, as well as scheduled payments of long-term debt, for at least the next 12 months and the foreseeable future thereafter.
On April 1, 2025, the Company paid $1.43 billion, net of cash acquired, to acquire Fibrebond Corporation. On August 6, 2025, the Company acquired Resilient Power Systems Inc. for $86 million, including $55 million of cash paid at closing and an initial estimate of $31 million for the fair value of contingent future consideration. On January 23, 2026, the Company paid $1.53 billion, net of cash acquired, to acquire Ultra PCS Limited and on March 12, 2026, the Company paid $9.55 billion, net of cash acquired, to acquire Boyd Thermal. Additionally, the Company expects to close the acquisition of COL Group in the first quarter of 2027 for €810 million ($921 million, translated at the September 30, 2026 exchange rate). On January 15, 2026, Eaton invested $75 million in SPAN for a stake of approximately 7 percent.
Eaton is in compliance with each of its debt covenants for all periods presented.
Cash Flows
A summary of cash flows is as follows:

	Nine months ended September 30		Change from 2025
(In millions)	2026	2025
Net cash provided by operating activities	$2,943	$2,507	$436
Net cash used in investing activities	(12,007)	(783)	(11,224)
Net cash provided by (used in) financing activities	8,951	(1,812)	10,763
Effect of currency on cash	19	(138)	157
Total decrease in cash	$(94)	$(227)
Operating Cash Flow
Net cash provided by operating activities increased by $436 million in the first nine months of 2026 compared to 2025. The material factor affecting this increase was working capital balances being $263 million lower.
Investing Cash Flow
Net cash used in investing activities increased by $11,224 million in the first nine months of 2026 compared to 2025. Material factors affecting this increase were an increase in cash paid for business acquisitions of $11,079 million in 2026 compared to $1,504 million in 2025, purchases of short-term investments of $122 million in 2026 compared to sales of short-term investments of $1,287 million in 2025, and an increase in capital expenditures for property, plant and equipment to $721 million in 2026 from $527 million in 2025.
Financing Cash Flow
Net cash provided by financing activities increased by $10,763 million in the first nine months of 2026 compared to 2025. Material factors affecting this increase were an increase in proceeds from borrowings of $9,871 million in 2026 compared to $1,058 million proceeds from borrowings in 2025, no repurchase of shares in 2026 compared to repurchase of shares of $1,669 million in 2025, and an increase in net proceeds of short-term debt of $1,592 million in 2026 from $761 million in 2025, partially offset by an increase in payments on borrowings of $1,145 million in 2026 from $714 million in 2025.

Uses of Cash
Capital Expenditures
Capital expenditures were $721 million and $527 million in the first nine months of 2026 and 2025, respectively. The Company plans to increase capital expenditures over the next several years to expand production capacity across various markets to support anticipated growth. As a result, Eaton expects approximately $1.15 billion in capital expenditures in 2026.
Dividends
Cash dividend payments were $1,285 million and $1,222 million in the first nine months of 2026 and 2025, respectively. Payment of quarterly dividends in the future depends upon the Company’s ability to generate net income and operating cash flows, among other factors, and is subject to declaration by the Eaton Board of Directors. The Company intends to continue to pay quarterly dividends in 2026.
Share Repurchases
On February 23, 2022, the Eaton Board of Directors adopted a share repurchase program for repurchases of ordinary shares up to $5.0 billion to be made during the three-year period commencing on that date (2022 Program). On February 27, 2025, the Eaton Board of Directors renewed the 2022 Program by providing authority for up to $9.0 billion in repurchases to be made during the three-year period commencing on that date (2025 Program). Under the 2025 Program, the ordinary shares are expected to be repurchased over time, depending on market conditions, the market price of ordinary shares, capital levels, and other considerations. During the three and nine months ended September 30, 2026, no ordinary shares were repurchased. During the three and nine months ended September 30, 2025, 1.0 million and 5.2 million ordinary shares, respectively, were repurchased under the 2025 or 2022 Programs in the open market at a total cost of $355 million and $1,661 million, respectively. The Company does not intend to pursue share repurchases in 2026 due to the acquisition of Boyd Thermal on March 12, 2026.
Acquisition of Businesses and Investments in Nonmarketable Securities
The Company paid cash of $11,079 million and $1,504 million to acquire businesses in the first nine months of 2026 and 2025, respectively. Additionally, the Company paid $92 million in the first nine months of 2026 for investments in nonmarketable securities. There were no investments in nonmarketable securities in the first nine months of 2025. The Company will continue to focus on deploying its capital toward businesses that provide opportunities for higher growth and strong returns, and align with secular trends and its power management strategies.
Debt
The Company manages a number of short-term and long-term debt instruments, including commercial paper. At September 30, 2026, the Company had Short-term debt of $1,594 million, Current portion of long-term debt of $710 million, and Long-term debt of $17,802 million. The Company believes it has the operating flexibility, cash flow, and access to capital markets to meet scheduled payments of long-term debt. For additional information on financing transactions and debt see Note 8.
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
Substantially all of the Senior Notes (with limited exceptions), together with the credit facilities described above under Liquidity and Financial Condition (the Credit Facilities), are guaranteed by Eaton and 17 of its subsidiaries. Accordingly, they rank equally with each other. However, because these obligations are not secured, they would be effectively subordinated to any existing or future secured indebtedness of Eaton and its subsidiaries. As of September 30, 2026, Eaton has no material, long-term secured debt. The guaranteed Registered Senior Notes are also structurally subordinated to the liabilities of Eaton's subsidiaries that are not guarantors. Except as described below under Future Guarantors, Eaton is not obligated to cause its subsidiaries to guarantee the Registered Senior Notes.
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
The 1994 Indenture does not contain provisions with respect to future guarantors.

Summarized Financial Information of Guarantors and Issuers

(In millions)	September 30, 2026	December 31, 2025
Current assets	$4,666	$4,075
Noncurrent assets	13,705	13,439
Current liabilities	6,744	4,598
Noncurrent liabilities	19,863	10,788
Amounts due to subsidiaries that are non-issuers and non-guarantors - net	5,333	9,499

(In millions)		Nine months ended September 30, 2026
Net sales		$14,211
Sales to subsidiaries that are non-issuers and non-guarantors		852
Cost of products sold		10,087
Expense from subsidiaries that are non-issuers and non-guarantors - net		454
Net income		847
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
Pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act, an evaluation was performed under the supervision and with the participation of Eaton's management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that Eaton's disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2026.
Internal Control over Financial Reporting
During the third quarter of 2026, there was no change in Eaton’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting. Management is currently evaluating the impact of businesses acquired in the past twelve months on Eaton's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.
Information regarding the Company's legal proceedings is presented in Note 10 and Note 11 of the Notes to the condensed consolidated financial statements.

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
On June 10, 2026, we entered into a definitive agreement with Dana Incorporated (Dana) pursuant to which we will separate our Mobility business and combine it with Dana in a Reverse Morris Trust transaction (the Transaction). We currently anticipate that we will close the Transaction in the first four months of 2027, but satisfying the conditions to the closing of the Transaction (including the receipt of Dana stockholder approval and receipt of required regulatory clearances) may take longer than we expect and there can be no assurance that all such conditions will be satisfied or waived.
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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c) Issuer's Purchases of Equity Securities
During the third quarter of 2026, there were no shares repurchased.

ITEM 5.    OTHER INFORMATION.
During the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, amended or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.EXHIBITS.
Eaton Corporation plc
Third Quarter 2026 Report on Form 10-Q

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

EATON CORPORATION plc
Registrant

Date:	November 3, 2026	By:	/s/ David B. Foster
David B. Foster
Principal Financial Officer
(On behalf of the registrant and as Principal Financial Officer)